Form 10KSB40
period 1999-12-31
URBAN JUICE & SODA CO LTD /WY/
filed 2000-03-31
CIK 1083522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

             Commission file number ________________________________

                         URBAN JUICE & SODA COMPANY LTD.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         WYOMING                                    91-1696175
 ------------------------------           ----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     234 9TH AVENUE NORTH
     SEATTLE, WA 98109                              (206) 624-3357
 --------------------------------------         --------------------------
(Address of Principal Executive Offices)       (Issuer's Telephone Number,
                                                  Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class         Name of Each Exchange on Which Registered

--------------------------------    -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                        --------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Check if no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:  $11,086,450

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of March 14, 2000, $14,353,937

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2000, there were 18,813,398 shares of the Company's common stock issued and outstanding.

Documents Incorporated By Reference: THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS ON MAY 31, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR 1999, IS INCORPORATED BY REFERENCE IN PART III HEREOF.

Transitional Small Business Disclosure Format (Check one): Yes __; No X

                         URBAN JUICE & SODA COMPANY LTD.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                     PART I

Item 1.      Description of Business.......................................................................... 4

Item 2.      Description of Property..........................................................................22

Item 3.      Legal Proceedings................................................................................22

Item 4.      Submission of Matters to a Vote of Security Holders..............................................23

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.........................................23

Item 6.      Management's Discussion and Analysis or Plan of Operation........................................24

Item 7.      Consolidated Financial Statements................................................................29

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............29

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............................................30

Item 10.     Executive Compensation...........................................................................30

Item 11.     Security Ownership of Certain Beneficial Owners and Management...................................30

Item 12.     Certain Relationships and Related Transactions...................................................30

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K..................................................................30

SIGNATURE.....................................................................................................31

                                EXPLANATORY NOTE

     Unless otherwise indicated or the context otherwise requires, all references herein to "we," "us," "the Company" and "Urban Juice" are to Urban Juice & Soda Company Ltd., a Wyoming corporation, and its wholly owed subsidiaries WAZU Products Ltd., Zip City Distribution Co. Vancouver Ltd., Urban Juice & Soda (USA) Inc. and Vancouver Island Beverage Company Ltd.

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Statements in this report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company's business and prospects, see "ITEM 1. - DESCRIPTION OF BUSINESS - Other Factors Affecting the Business of the Company."

                              CURRENCY TRANSLATION

     Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. The Company's financial statements are reported in United States dollars. However, as the Company was headquartered in Canada in 1999, many of its transactions are carried out in Canadian dollars.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     We develop, produce, market and distribute "alternative" or "New Age" beverages. In 1994 we created, and in 1995 launched, two unique beverage brands, JONES SODA CO., a "premium" soda, and WAZU, a natural spring water.

     Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

     o    creating of a strong distributor relationships;

     o stimulating strong consumer demand for our existing brands and products throughout Canada and the United States; and

     o    developing unique alternative beverage brands and products.

     The premise underlying our business strategy is that the success of any alternative or New Age beverage brand will, in large part, be determined by its brand image. Moreover, due to the limited life cycle of beverages in the alternative or New Age category of the beverage industry, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. Beginning in March 1995, our business has shifted from being solely a regional distributor of licensed and unlicensed brands and products to being solely a developer, producer, marketer and distributor of our internally developed brands and products. During this period we have also reorganized and strengthened our senior management team.

     We use contract packers to prepare, bottle and package Urban Juice's internally developed products, continually reviewing our contract packing needs in light of regulatory compliance and logistical requirements. Currently, our primary contract packers are located in Burnaby, British Columbia and Woodbridge, Ontario. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications.

     We arrange with independent trucking companies to have product shipped from various contract packers to independent warehouses. From such independent warehouses, we deliver our products through independent trucking companies to our distributors. Distributors sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers' shelves with our products.

HISTORICAL DEVELOPMENT

     We were incorporated on December 23, 1986 under the BRITISH COLUMBIA COMPANY ACT as "2072 Investment Ltd." On September 25, 1987, we changed our name to "Republic Aircraft Manufacturing Corporation." On June 9, 1992, we changed our name to "International Republic Aircraft Manufacturing Corporation" and finally to our present name "Urban Juice & Soda Company Ltd." on May 26, 1993. On December 31, 1999, we continued out of British Columbia to the State of Wyoming, as a result of which, we ceased to be a British Columbia company governed by the provisions of the BRITISH COLUMBIA COMPANY ACT and became a Wyoming company governed by the provisions of the WYOMING BUSINESS CORPORATIONS ACT.

     The genesis of our business dates back to March 6, 1987 when Peter M. van Stolk founded Urban Hand Limited in Edmonton, Alberta pursuant to the laws of Alberta. In September 1987, Urban Hand Limited began marketing and distributing Just Pik't Juices, a patented line of fresh squeezed juices, for all of Western Canada. In 1989, Urban Hand Limited moved its principal place of business from Edmonton to Calgary, Alberta and in 1990, it moved its principal place of business from Calgary to Vancouver, British Columbia. On July 2, 1991, Urban Hand Limited continued pursuant to the laws of British Columbia under the name "Urban Hand Enterprises Limited." By the end of 1991, Urban Hand Enterprises Limited had become the leading distributor on a per capita basis for Just Pik't Juices in North America. In 1992, Urban Hand Enterprises Limited began to implement an aggressive plan to acquire the distribution rights to a full-line of complementary alternative or New Age beverage brands.

     In 1992, Urban Hand Enterprises Limited acquired the exclusive distribution rights to Thomas Kemper Sodas, hand crafted brewed soda products, for all of Canada. In May 1993, we (still under the name "International Republic Aircraft Manufacturing Corporation") acquired Urban Hand Enterprises Limited, together with the distribution companies and rights to additional alternative or New Age beverages, and rights to create, manufacture and distribute one or more internally developed beverage brands. On February 20, 1995, Urban Hand Enterprises Limited changed its name to "WAZU Products Ltd."

     In June 1993, we, through then wholly-owned subsidiary Urban Hands Enterprises Limited, acquired Southpines Juice & Soda Company, Inc., a beverage distribution company serving the greater Vancouver and Whistler areas of British Columbia. Southpines Juice & Soda Company, Inc. was incorporated in British Columbia on May 31, 1991 and in April 1995, changed its name to "Zip City Distribution Co. Vancouver Ltd." Zip City Distribution Co. Vancouver Ltd. no longer distributes beverage products and is currently inactive.

     In September 1993, we acquired Vancouver Island Beverage Company Ltd., a full-line beverage distribution company serving southern Vancouver Island. Vancouver Island Beverage Company Ltd. was incorporated in British Columbia on March 31, 1992 and, after September 1993, operated as a distribution arm for us on Vancouver Island until it was reorganized in December 1994. Vancouver Island Beverage Company Ltd. is currently inactive.

     By acquiring our own distribution and our own trucks, we gained more control over our distribution system and assured our access to retailers for our line of licensed products. In September 1993, we acquired the exclusive distribution rights to AriZona Iced Teas for Western Canada. By early 1994, we had also acquired the exclusive distribution rights to all of Canada (except Quebec) for the West End Soda Brew line of products.

     By the end of 1994, we had established our business as a full-line beverage distribution company focusing on the distribution of alternative beverage products in Western Canada. During 1994, we simultaneously completed the creation of two internally developed products and began work on the creation of a third internally developed product. In March 1995, coinciding with the accelerating demand for bottled water, we launched our first unique brand, WAZU, a natural spring water. In November 1995, we launched our second trademarked brand, JONES SODA CO.

     During this period, we had also been selling AriZona Iced Teas in the Western Canadian market. By March 1995, however, we had made a strategic decision to focus our time and resources on our own brands. Because the AriZona Iced Tea relationship required a high degree of managerial time and resources, and because of certain other factors, we sold our rights to distribute AriZona Iced Teas to another independent Vancouver, British Columbia based distributor. In April 1995, we acquired the rights to Lahaina Iced Teas and Lemonades, ready-to-drink teas. In May 1995, we acquired the rights to distribute Odwalla, all natural fresh fruit and vegetable-based beverages. In order to increase our business focus on our own brands, however, we discontinued the distribution of Odwalla in February 1996, Lahaina Iced Teas and Lemonades in May 1996, Thomas Kemper Sodas in September 1996, West End Soda Brews in October 1996, and Just Pik't Juices in December 1996.

     Form 1997 to1999, the Company has operated solely as a beverage manufacturer and marketer of its own brands, JONES SODA CO. and WAZU. In June 1998, the Company introduced a product extension of JONES SODA CO., NATURAL JONES Soda, a natural soda formulation. In January 1999, the Company introduced another product extension of JONES SODA CO., SLIM JONES, a diet version of JONES SODA CO. In August 1999, the Company created a third product extension of JONES SODA CO., JONES SODA WHOOPASS, an energy drink. Also in November 1999, the Company re-formulated its NATURAL JONES Soda line for re-launch in January 2000.

SUBSIDIARIES

     o WAZU Products Ltd. - Our 100% owed subsidiary. Incorporated on March 6, 1987 pursuant to the laws of Alberta. Continued from Alberta to British Columbia on July 2, 1991.

     o Zip City Distribution Co. Vancouver Ltd. - 100% owed subsidiary of WAZU Products Ltd. Incorporated in British Columbia on May 31, 1991. Currently inactive.

     o Vancouver Island Beverage Company Ltd. - Our 100% owed subsidiary. Incorporated in British Columbia on March 31, 1992. Currently inactive.

     o Urban Juice & Soda (USA) Inc. - Our 100% owed subsidiary. Incorporated in the State of Washington on August 3, 1995. Currently conducts minimal business activities.

THE ALTERNATIVE OR NEW AGE BEVERAGE INDUSTRY

     JONES SODA CO. and WAZU, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, beer, fruit juices and drinks, bottled water, wine and spirits.

     In its annual beverage market survey for calendar year 1998, Beverage World magazine estimated that the New Age or alternative beverage markets grew 12.6% over 1997, to approximately $7.73 billion in total sales.

     New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the products use natural ingredients and flavors. According to Beverage Aisle magazine (January 1998 issue), the New Age or alternative beverage category consists of the following segments:

     o    Retail polyethylene terephthalate (PET) bottled waters

     o    Ready-to-drink (RTD) teas

     o    Single-serve fruit beverages

     o    Sports drinks

     o    Sparkling water

     o    Premium sodas

     o    RTD coffees

     o    All others

BUSINESS STRATEGY

     After witnessing the proliferation of hundreds of new ready-to-drink tea brands during the first half of 1995, we anticipated what we believed to be a peak in the product life cycle for this segment of the New Age beverage category and decided to launch our trademarked brand, JONES SODA CO., which we believed was creating a new category and offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine renamed the all-natural soda segment as the premium soda segment and cited JONES SODA CO. as an example of a beverage in this category. Thus, we believe that the JONES SODA CO. brand and product line have helped to create a new segment in the New Age or alternative beverage industry.

     Utilizing creative but relatively low cost marketing and brand promotion techniques, we are currently focused on building a strong distributor network for our lead brand, JONES SODA CO.

We believe that our experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with its efforts to build a quality network of independent distributors. Moreover, we believe that our first hand experience watching other companies' fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five New Age beverage brands, including Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple, have each achieved a minimum of $100,000,000 in revenues. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination. In developing the JONES SODA CO. brand, we believe we have created a leading brand in the premium soda segment of the New Age beverage category and have marketed the product with a distinct fashion component. The fashion component includes black and white labels, which is representative of current overall fashion trends. See "Products--Proprietary Brands--JONES SODA CO." We believe we will be ready to launch new unique brands, products and/or product extensions through our then-existing distributor network if and when the consumer demand for JONES SODA CO. brand or products begins to decline.

     Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of and brand loyalty to our unique brands and products. We believe that products in the New Age beverage category, much like certain fashion trends, tend to have a limited life cycle of approximately five to nine years. As part of our business strategy, we intend to launch new brands, products and/or product extensions at approximately eighteen to thirty month intervals. See "--Brand and Product Development."

     Key elements of our business strategy include the following:

     BRAND FRANCHISE

          We believe that the market for alternative beverages is dependent to a large extent on image more than taste, and that this market is driven by trendy, young consumers between the ages of 15 and 34. Accordingly, our strategy is to develop eclectic brand names, slogans and trade dress. In addition to eclectic labeling, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of such point-of-sale items as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on its bottles, we invite consumers to access our website and to send in photographs to be featured on the JONES SODA CO. labels. We believe that our labeling, marketing and promotional materials increase distributor, retailer and consumer awareness of our brands and products.

     DISTRIBUTOR NETWORK AND KEY ACCOUNTS

          We distribute our products through a network of independent distributors. We have also obtained listings for the JONES SODA CO. brand with certain key retail accounts. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

          We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the "street level" retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 140 distributors in 41 states in the U.S. and eight provinces in Canada.

          We have additionally pursued distribution to "alternative" or "non-traditional" beverage retailers. We have entered into exclusive distribution agreements with approximately 200 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores in San Diego, Seattle and Vancouver, British Columbia. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy.

BRAND AND PRODUCT DEVELOPMENT

     We have developed and intend to continue to develop our brands and products in-house. We used a similar process to create the WAZU and JONES SODA CO. brands, and intend to continue utilizing this process in connection with the creation of our future brands. This process primarily consists of the following steps:

     MARKET EVALUATION

          First we perform a complete review of the beverage industry in general, including a review of existing beverage categories and segments, and the product life cycle stages of such categories and segments. In addition, we review the fashion industry and the consumer products industry to determine the general trends in such industries. Based on these findings, we also review and attempt to determine the direction of future fashion and consumer product trends. Finally, we evaluate the strengths and weaknesses of certain categories and segments of the beverage industry with a view to pinpointing potential opportunities.

     DISTRIBUTOR EVALUATION

          We prepare a thorough analysis of existing and potential distribution channels. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

     PRODUCTION EVALUATION

          We review all aspects of production in the beverage industry, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our unique brands and products.

     IMAGE AND DESIGN

          In light of our market, distributor and production evaluations, we then create and develop the concept for a beverage brand or product extension. Although we control all aspects of the creation of each brand or product extension, we contract with outside creative artists to help design our brands. We have used, and intend to continue to use, a different artist, or group of artists, whose portfolio of work best suits Urban Juice with respect to the creation of a particular new brand or product extension. Such artists work closely with us to finalize the creation of a new brand image and design. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

     Due to the limited life cycle of beverages in the alternative or New Age category, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

PRODUCTS

     PROPRIETARY BRANDS

          JONES SODA CO. We believe that our trademarked JONES SODA CO. brand and product line is a leader in the new segment of the New Age beverage category called premium sodas. The JONES SODA CO. product line currently consists of the following fifteen flavors:

-   Orange Soda        -   Strawberry Lime Soda   -   Fufu Berry Soda
-   Grape Soda         -   Vanilla Cola           -   Blue Bubblegum Soda
-   Cherry Soda        -   Root Beer              -   Green Apple Soda
-   Lemon Lime Soda    -   Cream Soda             -   Pineapple Upside-Down Soda
-   Crushed Melon      -   Pink                   -   Club Soda

          Each of the current JONES SODA CO. products is made from natural and artificial flavors. Some flavors distributed in the U.S. market may contain caffeine. Each flavor has a different color profile which we believe is readily distinguishable on a retail shelf. Most JONES SODA CO. beverage products come in twelve ounce (355ml) clear long-neck bottles with primarily black and white labels displaying a variety of urban American 1990s images. We also encourage consumers of JONES SODA CO., through the labels on our bottles, to send in photographs that may potentially be used on one of the JONES SODA CO. labels.

          In June of 1998, we launched three flavors of NATURAL JONES Soda. In November 1999 we re-formulated, and in January 2000 re-launched, NATURAL JONES Soda. In January 2000, we also introduced a fourth flavor of NATURAL JONES Soda. Our current NATURAL JONES Soda products are:

-   Passion               -   Lemon Ginger        -   Peach Ginseng
-   Natural Root Beer

          In January of 1999, we launched four flavors of SLIM JONES and added a fifth flavor in June 1999. Our current SLIM JONES beverage products are:

-   Diet Orange Soda      -   Diet Lime Cola          -   Diet Fufu Berry Soda
-   Diet Cream Soda       -   Diet Black Cherry Soda

          In August 1999 we developed, and in October 1999 launched, JONES SODA WHOOPASS. JONES SODA WHOOPASS is a citrus drink in an 8.4 ounce (250ml) slim can, which contains riboflavin, niacin, vitamin B6 and thiamin. JONES SODA WHOOPASS is a new category extension for JONES SODA CO. which will compete in the energy category of the New Age beverage industry.

          For the year ended December 31, 1999, revenue from the sale of Jones Soda Co. products and its product extensions constitutes 94.1% of the Company total revenue.

          WAZU. We also seek to distinguish our WAZU brand and product line from other competitive brands and product lines in the now well-developed PET bottled water segment of the alternative or New Age beverage category. Each of the WAZU products contains water currently sourced from spring water in Burnaby, British Columbia. We have positioned the WAZU brand and product line in the middle price point of the PET bottled water category. In doing so, we offer WAZU to distributors as a brand that will offer enhanced incremental sales without damaging sales of their current brands.

          The WAZU product line currently consists of the following stock keeping units:

          o wee WAZU: (16.9 fluid ounces or 500ml) (with or without sport-cap)

          o    TRUE WAZU: (33.8 fluid ounces or 1L) (with or without sport-cap)

          o    BIG WAZU: (50.7 fluid ounces or 1.5L) (with or without sport-cap)

          For the year ended December 31, 1999, revenue from the sale of WAZU products constitutes 0.1% of the Company's total sales revenue.

     LICENSED PRODUCTS

          In order to increase our business focus on our internally developed brands, we discontinued the distribution of Odwalla in February 1996, Lahaina Iced Teas and Lemonades in May 1996, Thomas Kemper Sodas in September 1996, West End Soda Brews in October 1996, and Just Pik't Juices in December 1996. We no longer hold marketing and distribution rights to any licensed brands. See "Historical Development."

MARKETING, SALES AND DISTRIBUTION

     MARKETING

          Our pricing policies for the JONES SODA CO. and WAZU brands take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. Since we can control our production costs, we work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each chain in the distribution process. The suggested retail price for JONES SODA CO. products is Can.$0.99 - Can.$1.29 in Canada and $0.79 - $1.09 in the United States. The suggested retail price for a wee WAZU (500ml bottle) is Can.$0.89 - Can.$0.99 in Canada and $0.59 - $0.79 in the United States.

          We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to increase consumer awareness of our proprietary brands. In response to consumer demand, we sell our wearables on our web site HTTP://WWW.JONESSODA.COM. Through cooperative advertising, certain of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we have planned or are planning to sponsor or participate on a "grass roots" level at certain events in an attempt to increase brand awareness and loyalty. We have also devised a number of other low cost techniques which involve all Urban Juice personnel (and which we treat as trade secrets) to create distinct personalities for each of our brands. We also have a program of sponsoring extreme sport athletes to promote JONES SODA CO. Pursuant to the program, we have signed up several athletes in the skateboard, snowboard and mountain bike industries. We also use two leased recreational vehicles painted with the JONES SODA CO. colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new markets. In addition to these marketing techniques, we also initiated a campaign of cross-promotions with other companies. Such cross promotions in 1999 were with BMG Entertainment.

          During 1999 we also developed a unique website, WWW.MYJONES.COM which allows our JONES SODA CO. consumers to create their own personalized 12 pack of JONES SODA CO. with their unique photo in the labels. The strategy of WWW.MYJONES.COM is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our JONES SODA CO. brand. Consumers can scan their unique photo through the web and crop and create their own "MYJONES" labels. The unique labels are downloaded at our head office and we send out 12 packs of the soda to the consumer. We believe that this strategy will increase awareness for the JONES SODA CO. brand as well as provide for increased interactivity with the JONES SODA CO. brand.

     SALES

          Our unique products are sold in eight provinces in Canada and 41 states in the U.S., primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets. During the year ended December 31, 1999, sales to the U.S. represents 84% of the total with the balance of 16% representing sales in Canada.

          During 1999, our sales force was reorganized into seven regional groups, including the U.S. Pacific Northwest, California, the U.S. Mountain Region, the U.S. Northeast, the U.S. Southeast, the U.S. Midwest and Canada. The Senior Vice President of Sales and Marketing was ultimately responsible for all regions. All of our sales personnel have had prior industry experience. Senior sales personnel are responsible for large retail accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with the sales representatives of our independent distributors to help them open street level retail accounts and train them in our sales and marketing techniques.

     DISTRIBUTION

          Our products are sold by approximately 140 independent distributors. Our policy is to grant our distributors rights to sell particular brands within a defined territory. The majority of our distributors carry other beverage products. Agreements with our distributors vary, but are usually oral and terminable by either party at will, as is common in the beverage industry.

          During the year ended December 31, 1999, the three primary distributors of our products purchased approximately 8.0%, 6.2% and 5.0%, respectively, of the total number of cases sold by Urban Juice. We believe that, concurrent with the expected increase in consumer awareness of our brands, we will upgrade and expand our distributor network which may result in a decreased dependence on any one or more of our independent distributors.

          We generally require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. To the extent we have additional product available in inventory, we will fulfill other purchase orders when and as received. We contract with outside trucking companies to deliver our products from our independent warehouses to our independent distributors. After an independent distributor receives delivery of our products it will most often, in turn, resell and deliver those products directly to a retail outlet and stock the retailer's shelves with our products.

PRODUCTION

     CONTRACT PACKING ARRANGEMENTS

          We currently use two main independent contract packers known as "co-packers" to prepare and bottle our products. As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements.

          During 1999 we used several contract-packing facilities to produce all requirements of JONES SODA CO. We have made arrangements with another contract packing facility to produce NATURAL JONES Soda, our upscale pasteurized version of JONES SODA CO. and another contract packing facility to produce JONES SODA WHOOPASS.

     RAW MATERIALS

          The raw materials used in the preparation and packaging of our products (consisting primarily of concentrate, glass, labels, caps and packaging) are purchased from suppliers selected either directly by our contract packers or by us which, in turn, supply those raw materials to our contract packers.

          We believe that we have adequate sources of raw materials which are available from multiple suppliers. Currently, we purchase all of our flavor concentrates for JONES SODA CO. products from Pro-Liquitech, Inc., a flavor concentrate company, on an exclusive basis. We intend to purchase flavor concentrate from multiple flavor houses for future JONES SODA CO. flavors and/or additional products, with the intention of developing secondary sources of flavor concentrate for each of our products. The water used to produce JONES SODA CO. is filtered and is also treated to reduce alkalinity.

     QUALITY CONTROL

          Our products are made from high quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. We analyze samples of our products from each production run undertaken by each of our contract packers.

          For every run of product, extensive on-line testing of product quality and packaging is completed. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract packer must transmit all quality control test results to us on a daily basis. These test results are reviewed by technical staff for compliance with our standards. In addition, samples from every production run are forwarded to our Quality Control Department. These samples are then re-tested by us to double check the production facilities' quality control. Based on our experience, we believe this cross check on product meets or exceeds standard procedures established in the industry.

          Testing at both the Urban Juice facility and the contract production facilities includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. This information is then logged into a database for rapid statistical analysis and followed up with each contract packer. We believe our production facilities inspection program meets or exceeds industry standards. Water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product.

          We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers' production facilities and monitor their product quality.

     REGULATION

          The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including without limitation, Health Canada, Agriculture and Agri-Food Canada and the United States Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling and/or ingredient infractions with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis, and that none of the foregoing notifications or actions would have a material adverse affect on our business, financial condition or results of operations. There are no potential notifications or actions currently outstanding.

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENT PENDING

     We own a number of trademarks, including the following which are registered in Canada and the United States: "URBAN JUICE & SODA CO.," "JONES SODA CO.," "WAZU," and "SLIM JONES." In Canada the trademarks expire 15 years from the registration date and in the United States 10 years from the registration date, although in the U.S., they may be renewed for a nominal fee. Also, we have registered in Canada and the United States a number of other trademarks for slogans and product designs, including "WET YOURSELF," "I'VE GOT A JONES FOR A JONES," "URBAN JUICE & SODA CO. AND DESIGN," and "WAZU AND DESIGN." Additionally, trademark protection for the marks "JONES SODA CO." and "WAZU" have also been applied for in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

     To date, we have the exclusive rights to twenty-five flavor concentrates developed with Pro-Liquitech, Inc., which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

     We also have applied for a patent for our "MYJONES.COM" project. The patent application is directed to aspects of a business method including an Internet web site operative to allow a user to create a visual representation of a soda bottle label including an image provided by the user. The label will include the Jones Soda brand identifier, which is similar to the labels placed on similar bottles sold in retail stores.

     We consider our trademarks and flavor concentrate trade secretes to be of considerable value and importance to our business. No challenges to our trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

COMPETITION

     The beverage industry is highly competitive. The principal methods of competition in the beverage industry include brand name, brand image, price, labeling and packaging, product quality and taste, trade and consumer promotions and the development of new brands, products and product extensions. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than Urban Juice. We also compete with regional beverage producers and "private label" soft drink suppliers.

     In order to compete effectively in the beverage industry, we believe that we must first convince independent distributors that JONES SODA CO. is a leading brand in the newly created premium soda segment of the alternative or New Age beverage industry. As such, JONES SODA CO. provides distributors with the opportunity for incremental beverage sales growth rather than replacing their existing beverage sales. In connection with or as a follow-up to the establishment of an independent distributor relationship for the JONES SODA CO. brand, we sell WAZU as a complementary brand which may replace competitive PET bottled water products carried by such distributors and JONES SODA WHOOPASS as a complementary brand which may replace other energy drinks. Our distribution strategy for NATURAL JONES Soda is to offer this product extension to a different distribution network, the heath food wholesalers and retailers. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

     Pricing of the products is also important. The JONES SODA CO. products are priced in the same price range as competitive New Age beverage brands and products. WAZU products are priced in the middle of the pricing range for PET bottled water products. JONES SODA WHOOPASS is priced in the middle to high of the pricing range for energy drinks. NATURE JONES SODA is priced in the middle to high of the pricing range for natural sodas.

EMPLOYEES

     As of December 31, 1999, we had 31 full-time employees, 19 of whom were employed in sales and marketing capacities, eight were employed in administrative capacities, and four were employed in manufacturing and quality control capacities. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

CONTINUATION FROM BRITISH COLUMBIA, CANADA TO WYOMING, U.S.

     The corporate existence of the Company was continued out of British Columbia into the State of Wyoming on December 31, 1999. As a result of the continuation, the Company has ceased to be a British Columbia company governed by the provisions of the BRITISH COLUMBIA

COMPANY ACT and has become a Wyoming company governed by the provisions of the WYOMING BUSINESS CORPORATION ACT. Pursuant to the continuation, our wholly-owned subsidiaries, WAZU Products Ltd., Urban Juice & Soda (USA) Inc. and Vancouver Island Beverage Company Ltd. became wholly-owned subsidiaries of the Wyoming company.

     We believe that the continuation will provide us with a number of benefits including:

     o    Integrating us more fully into the United States, our primary market

     o Increasing our access to Unites States capital and debt sources, which have been our primary source of both equity and debt financing

     o Better positioning ourselves for the possible future listing of our shares on a United States exchange

     o    Increasing our access to qualified personnel

     The continuation has not resulted in any change in our business or assets, liabilities, net worth or management, nor will the continuation impair any of our creditors' rights. A particular shareholder's holding did not change. The continuation is not, in itself, a corporate reorganization, amalgamation or merger. See "ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS."

OTHER FACTORS AFFECTING THE BUSINESS OF THE COMPANY

     STRONG OPPOSITION FROM TRADITIONAL NON-ALCOHOLIC BEVERAGE MANUFACTURERS MAY PREVENT US FROM EXPANDING OUR MARKET

          The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than Urban Juice and some of which are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as JONES SODA CO. We also compete with regional beverage producers and "private label" soft drink suppliers. If, due to such pressure or other competitive threats, we are unable to sufficiently develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than Urban Juice, could have a material adverse affect on our ability to expand the market for our products.

     OUR DEPENDENCE ON NON-CONTRACT, INDEPENDENT DISTRIBUTORS COULD AFFECT OUR ABILITY TO EFFICIENTLY AND PROFITABLY DISTRIBUTE AND MARKET OF OUR PRODUCT

          As is customary in the beverage industry, we have no contractual commitments from our independent distributors. In order to reduce inventory costs, independent distributors endeavor to order products from us on a "just in time" basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and/or volumes as they may have done in the past.

          For the year ended December 31, 1999, approximately 19.2% of the cases of our beverage products sold were sold through three distributors. Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. The ability to maintain our distribution system and to attract additional distributors in new distribution areas will depend on a number of factors, many of which are outside our control. These factors include, the level of demand for our brands and products in a particular distribution area, our ability to price our products at levels competitive with those offered by competing products, and our ability to deliver products in the quantity and at the time ordered by distributors. We cannot assume that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market.

          Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. In addition, we do not currently have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. Accordingly, there is no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and/or maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

     OUR DEPENDENCE ON THIRD-PARTY PACKERS OF OUR PRODUCTS COULD MAKE MANAGEMENT OF OUR MARKETING AND DISTRIBUTION EFFORTS INEFFICIENT OR UNPROFITABLE

          Even though we control and manage the entire manufacturing process of our products, we do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third-party or contract packers to produce our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Currently, the competition among contract packers for business allows us to have the choice of two or more acceptable contract packers in each of our geographic distribution areas. Under these circumstances, we are currently able to establish and maintain competitive arrangements with contract packers. However, there is no assurance that these conditions will continue to exist in either our current geographic distribution areas or in new areas we may enter. Accordingly, there is no assurance that we will be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with contract packers in new geographic distribution areas we may enter. The failure to establish and maintain effective relationships with contract packers for a distribution area would likely prevent us from successfully selling our products in that area or materially reduce profits realized from the sale of our products in that area.

          As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more products than warranted by the actual demand for it, resulting in higher storage costs, the potential unavailability o adequate storage facilities to meet inventory levels, and the potential risk of inventory spoilage. Our failure to accurately predict our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse affect on our ability to maintain profitable relationships with those distributors and key accounts.

     WE HAVE NOT EARNED A PROFIT IN ANY YEAR

          Through December 31, 1999, Urban Juice had an accumulated deficit of $8,663,673, most of which had resulted from our operations during the period in which we transformed Urban Juice from being a regional distributor of licensed and unlicensed beverage brands and products to a unique brand holder producing, developing and marketing our own products. We believe that to operate at a profit we must significantly increase the sales volume for our unique brands and products, achieve and maintain efficiencies in operations, maintain fixed costs at or near current levels and avoid significant increases in variable costs relating to production, marketing and distribution. Our ability to significantly increase sales from current sales levels will depend primarily on success in introducing our current brands and products, and possibly new unique brands, products or product extensions, into new geographic distribution areas, particularly in the United States. Our ability to successfully enter new distribution areas will, in turn, depend on various factors, many of which are beyond our control including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions. There is no assurance that we will successfully achieve all or any of these goals, or that we will achieve profitable operations.

     WE COMPETE IN AN INDUSTRY THAT IS BRAND-CONSCIOUS, SO BRAND NAME RECOGNITION AND ACCEPTANCE OF OUR PRODUCTS ARE CRITICAL TO OUR SUCCESS

          Our business is substantially dependent upon acceptance by independent distributors of the JONES SODA CO. brand as a beverage brand which may provide incremental sales growth rather than reduce distributors' existing beverage sales. It is still too early in the product life cycle of the JONES SODA CO. brand to determine whether it will achieve this level of acceptance by independent distributors or, ultimately, retail consumers. We believe that the success of the JONES SODA WHOOPASS, NATURAL JONES Soda and WAZU brands will also be substantially dependent upon acceptance of the JONES SODA CO. brand. Accordingly, any failure by the JONES SODA CO. brand to achieve acceptance or market penetration would likely have a material adverse affect on our profitability.

     WE COMPETE IN AN INDUSTRY CHARACTERIZED BY RAPID CHANGES IN CONSUMER PREFERENCES, SO OUR ABILITY TO CONTINUE DEVELOPING NEW PRODUCTS TO SATISFY OUR CONSUMERS' CHANGING PREFERENCES WILL DETERMINE OUR LONG-TERM SUCCESS

          The current JONES SODA CO. market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers' taste preferences change. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature would likely prevent us from achieving long-term profitability.

     THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND PROFITABILITY

          We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves Urban Juice as President and Chief Executive Officer, as well as the management and operational skills of other members of our senior management team. We have entered into an employment agreement with Mr. van Stolk which expires in 2001. The loss of Mr. van Stolk could have a material adverse affect on our ability to develop a long-term, profitable business plan.

          Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate Urban Juice successfully in the future, it may be necessary to further strengthen our management team; specifically, we anticipate we will need to recruit a senior executive to be the Chief Operating Officer of Urban Juice. The competition for such key personnel is intense, and there can be no assurance that we will be successful in attracting, retaining or motivating such individuals. The failure to attract, retain or motivate such key personnel would likely have a material adverse affect on our ability to operate our business efficiently and profitably.

     OUR LIMITED OPERATING EXPERIENCE COULD HINDER OUR ABILITY TO EXPAND OUR MARKET

          We launched our first unique brand, WAZU, in March 1995, and our second unique brand, JONES SODA CO., in November 1995. We have since launched three JONES SODA CO. brand extensions, NATURAL JONES Soda in June 1998, SLIM JONES IN JANUARY 1999, AND JONES SODA WHOOPASS in October 1999. In view of this limited operating experience as a brand holder, we are vulnerable to a variety of business risks usually associated with young companies or mature companies entering a new line of business including the lack of management's experience in expanding our market internationally. We believe that we must expand our market internationally, but we cannot assure that we will be able to operate successfully as an international producer, marketer and distributor of our beverage brands, and any failure to do so would likely have a material adverse affect on our profitability.

     WE COULD BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR PERSONAL INJURY OR POSSIBLY DEATH

          Although we have product liability insurance in the aggregate amount of $5 million, with an each occurrence limit of $5 million, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market that product.

     OUR INABILITY TO PROTECT OUR TRADEMARKS AND FLAVOR CONCENTRATE TRADE SECRETS MAY PREVENT US FROM SUCCESSFULLY MARKETING OUR PRODUCTS

          We consider our trademarks and flavor concentrate trade secretes to be of considerable value and importance to our business. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, flavor concentrate trade secrets and/or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us. Any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to profitably exploit our unique products or recoup our associated research and development costs.

     OUR BUSINESS IS SUBJECT TO MANY REGULATIONS AND NONCOMPLIANCE IS COSTLY

          The production and marketing of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products.

     OUR INFORMATION TECHNOLOGY AND COMPUTER CONTROLLED SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT

          We may not accurately identify all potential Year 2000 problems within our business, and the corrective measures that we implement may be ineffective or incomplete. Any unexpected problems could interrupt our ability to develop and produce our products, process orders, accurately report operating and financial data or service our customers. Similar problems and consequences could result if any of our key suppliers or customers experience Year 2000 problems. Our failure or the failure of our significant suppliers and customers to adequately address the "Year 2000" issue could adversely affect our business, operating results and financial condition. For more information about our Year 2000 compliance efforts, see "ITEM 6. --MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Impact of the Year 2000 Computer Problem."

ITEM 2.  DESCRIPTION OF PROPERTY.

     We own no real property. Pursuant to a lease which expires in January 2004, we lease 8,372 square feet of warehouse and office space in Vancouver, British Columbia for $3,042 per month, which we used as our principal executive offices in 1999. We believe that our leased facilities are suitable and adequate for our current needs.

     We have also leased 7,989 square feet of office space in Seattle, Washington for $10,985 per month which will be used as our principal executive offices in 2000 and beyond. We intend to sublease our Vancouver office space and lease a smaller office of 1,100 square feet at $900 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     URBAN JUICE & SODA COMPANY LTD. V. HERCULES INCORPORATED ET AL. On February 19, 1997, we filed a Statement of Claim in the British Columbia Supreme Court. The named defendants were Tastemaker, Tastemaker Canada Inc., Hercules Incorporated and Mallinckrodt Inc. Givaudan Roure Flavors Corporation, by agreement dated March 31, 1997, assumed the United States liabilities of Tastemaker and on August 6, 1997 was substituted as the defendant in place of Mallinckrodt Inc., carrying under the name and style of Tastemaker, Hercules Incorporated, and Tastemaker. Thus, the defendants in the action are now Givaudan Roure Flavors Corporation and Tastemaker Canada, Inc. The trial date is set for October 2000. Tastemaker and its affiliated companies were the flavor houses that created the concentrate for the original line of flavors for JONES SODA CO. We are seeking damages in excess of $1,000,000 against the defendants for failing to design and produce concentrate in accordance with our specifications. When we initially sought proposals from various flavor houses, the majority of them, including Tastemaker, identified that the concentrate manufactured for the JONES SODA CO. line would meet certain flavor stability and performance standards. However, we believe that the concentrate produced by Tastemaker continually failed to meet these standards. In 1997, we retained a new flavor house, Pro-Liquitech, Inc., to produce the concentrate for the JONES SODA CO.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the extraordinary general meeting of shareholders held on December 17, 1999, the security holders authorized the Board of Directors to change our domicile from the Province of British Columbia to the State of Wyoming (the "Continuation").

     For further information about the Continuation, please refer to (i) our Registration Statement of Form S-4 (File No. 333-75913) which was filed with the Securities and Exchange Commission on April 8, 1999 and declared effective on November 12, 1999 and (ii) our Current Report on Form 8-K dated February 17, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON SHARES

     Our common shares are currently traded on the Canadian Venture Exchange (previously the "Vancouver Stock Exchange") under the symbol "UJS". Our common shares are also quoted on the OTC Bulletin Board under the symbol "UJSA". We have not made any application to list the common shares on any other exchange. The following table shows the high and low closing sale prices of the common shares for the calendar quarters indicated, as reported by the Canadian Venture Exchange.

                                                                     HIGH                   LOW
                                                                     ----                   ----
1999:
Fourth quarter......................................................Can.$ 1.25............Can.$ 0.86
Third quarter.......................................................Can.$ 1.48............Can.$ 1.05
Second quarter......................................................Can.$ 1.35............Can.$ 0.76
First quarter.......................................................Can.$ 0.90............Can.$ 0.45

1998:
Fourth quarter......................................................Can.$ 0.56............Can.$ 0.40
Third quarter.......................................................Can.$ 1.15............Can.$ 0.42
Second quarter......................................................Can.$ 1.34............Can.$ 0.83
First quarter.......................................................Can.$ 1.10............Can.$ 0.73

     As of March 14, 2000, there were 18,813,398 common shares issued and outstanding. Those common shares were held by 233 holders of record. To the best of our knowledge, we are not directly or indirectly owned or controlled by another corporation or by any foreign government.

COMMON SHARE PURCHASE WARRANTS

     We issued warrants to purchase 40,000 common shares in connection with a bank loan that closed on June 18, 1998. These warrants expire on June 18, 2000 and have an exercise price of Can.$1.15 per share.

     We issued warrants to purchase 850,000 common shares in connection with a private placement of common shares that closed on December 9, 1998. The exercise price of these warrants is Can.$0.60 per share and the warrants expire on December 9, 2000. We relied on Rule 903 of the Regulation S for the private placement as the warrants were only offered in Canada and the Company was a foreign private issuer at the time.

     In connection with a private placement of our common shares that closed on May 4, 1999, we issued warrants to purchase 1,656,567 common shares, at an exercise price of Can.$0.75 per share until May 4, 2000, and Can.$0.90 per share until May 4, 2001. These warrants expire on May 4, 2001. We relied on Rule 506 of the Regulation D for the private placement as the only purchasers of our common shares were "accredited investors" as such term is defined under Rule 501(a) of the Regulation D.

     In addition, in connection with the issuance of common shares in the private placement in December 1998, the Company issued to the brokers warrants to purchase 64,000 common shares at an exercise price of Can.$0.60 per share. These warrants expire on December 9, 2000.

     Finally, in connection with the issuance of common shares in the private placement in May 1999, the Company issued to the brokers warrants to purchase 98,810 common shares, at an exercise price of Can.$0.75 per share until May 4, 2000, and Can.$0.90 per share until May 4, 2001. These warrants expire on May 4, 2001.

     As of December 31, 1999, all of the above warrants were issued and outstanding. There is no trading market for the warrants and we do not intend to request the listing of the warrants on any exchange.

DIVIDENDS

     We have not paid any cash dividends with respect to our Common Shares and it is unlikely that we will pay any dividends on our Common Shares in the foreseeable future. Earnings we realize, if any, will be retained in the business for further development and expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     We currently produce and market two New Age Beverages. In 1994 we created, and in 1995 launched, two unique beverage brands, JONES SODA CO., a "premium" soda, and WAZU, a natural spring water. In June 1998 we launched NATURAL JONES Soda, a product extension of JONES SODA CO. In November 1999 we re-formulated, and in January 2000 re-launched NATURAL JONES Soda. We also introduced a new flavor of NATURAL JONES Soda in January 2000. In January 1999, we launched SLIM JONES, another product extension of JONES SODA CO. and added a new flavor in June 1999. In August 1999 we created, and in October 1999 launched, JONES SODA WHOOPASS, the third product extension of JONES SODA CO. Prior to the launch of these two Urban Juice brands, we were solely a regional distributor of licensed and unlicensed alternative or New Age beverage brands and products in various territories located in Western Canada.

     In connection with transforming our business focus from being solely a regional distributor of licensed and unlicensed brands and products to being solely a developer, producer, marketer and distributor of our own brands and products, we believe our short-term sales growth will be substantially dependent on our ability to build the JONES SODA CO. brand franchise and expand our distributor network. We believe that our long-term sales growth will be largely dependent on the ability to continue to build the quality of our distributor network for our brands, and to successfully launch new unique beverage brands and products through that network when the lifecycle of our existing brands and products warrant doing so.

     One of the main reasons for our change in strategic direction was the potential to earn higher gross margins from the sale of our own unique beverage brands. We anticipate that gross margins will improve as we increase the volume of sales of our brands. This increase, we believe, will come from falling marginal costs as we increases our sales volume.

     In order to better align the business operations of Urban Juice & Soda Company Ltd. and our wholly-owned subsidiaries, WAZU Products Ltd. will sell assets used in its U.S. operations to Urban Juice & Soda (USA) Inc. Instead of paying cashing proceeds to WAZU Product Ltd., Urban Juice & Soda (USA) Inc. will assume debt of WAZU Products Ltd. equal to the fair market value of their U.S. assets. Under Canadian and U.S. GAAP, this transaction will be treated as a transfer of assets under common control, and accordingly will be accounted for at historical cost in a manner similar to a pooling of interests.

RESULTS OF OPERATIONS

     NET SALES

          For the year ended December 31, 1999, net sales were $11,086,450, an increase of $6,359,159, or 134.5% over the net sales of $4,727,291 for the year ended December 31, 1998. The increase in net sales was attributable to increased sales of JONES SODA CO. through existing distributors, and to a lesser extent, to the creation in August 1999 and launch in October 1999 of a JONES SODA CO. product extension, JONES SODA WHOOPASS, which is a functional energy drink in an
8.4 ounce (250ml) slim can. As of December 31, 1999, JONES SODA CO. products were sold in 41 states of the United States and eight provinces of Canada.

     GROSS PROFIT

          Gross profit was $3,731,886 for the year ended December 31, 1999, an increase of $2,458,857, or 193.2% over the gross profit of $1,273,029 for the year ended December 31, 1998. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging. Gross profit as a percentage of net sales increased to 33.7% for the year ended December 31, 1999 from 26.9% for the year ended December 31, 1998. The increase in gross profit as a percentage of net sales was primarily attributable to the lower costs achieved.

     TOTAL OPERATING EXPENSES

          Total operating expenses were $4,560,227 for the year ended December 31, 1999, an increase of $1,742,649, or 61.8% over the total operating expenses of $2,817,578 for the year ended December 31, 1998. The increase in total operating expenses was primarily attributable to increase selling, general and administration expenses incurred as a result of the Company's increased sales volume. Total operating expenses as a percentage of sales decreased to 41.1% for the year ended December 31, 1999 from 59.6% for the year ended December 31, 1998.

     PROMOTION AND SELLING EXPENSES

          Promotion and selling expenses were $3,036,094 for the year ended December 31, 1999, an increase of $1,538,193, or 102.7% over the promotion and selling expenses of $1,497,901 for the year ended December 31, 1998. The increase in promotion and selling expenses was primarily attributable to increased costs of promotional allowances and material associated with the ongoing development of JONES SODA CO. and increased advertising such as event sponsorships associated with building the JONES SODA CO. brand awareness. Promotion and selling expenses as a percentage of net sales decreased to 27.4% for the year ended December 31, 1999 from 31.7% for the year ended December 31, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,524,133 for the year ended December 31, 1999, an increase of $204,456, or 15.5% over the general and administrative expenses of $1,319,677 for the year ended December 31, 1998. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's continuation into the United States as well as legal fees associated with the Company's litigation against Tastemaker. General and administrative expenses as a percentage of net sales decreased to 13.7% for the year ended December 31, 1999 from 27.9% for the year ended December 31, 1998.

     OTHER EXPENSES

          Other income was $19,165 for the year ended December 31, 1999, an increase of $9,451, or 97.3% over the other income of $9,714 for the year ended December 31, 1998. This increase was primarily attributable to the increase in interest income associated with cash balances during the 1999 year.

     NET LOSS

          Net loss was $809,176 for the year ended December 31, 1999, compared to net loss of $1,534,835 for the year ended December 31, 1998. The $725,659 decrease in the net loss was attributable to increased sales and improved gross profit margins, partially offset by increased total operating expenses. Net loss as a percentage of sales decreased to 7.3% from 32.5% primarily due to increasing sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

     As at December 31, 1999, the Company had working capital of $1,663,211 compared to working capital of $697,578 as at December 31, 1998. The increase in working capital was primarily attributable to the decrease in the net loss and the issuance of common stock in May 1999.

     On March 17, 2000, a credit facility was granted to the Company by Bank of America Commercial Finance, consisting of a three-year revolving line of credit of up to $3,000,000. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademark license and trademarks, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime + 1.5%. The credit facility does not impose any financial covenants.

     Cash and cash equivalents increased by $124,732 for the year ended December 31, 1999. Net cash used in operating activities was $1,678,369. The Company's investing activities used $178,470 cash for the year ended December 31, 1999, primarily for the purchase of cooler and computer equipment. Cash flow provided by financing activities was $1,969,144 for the year ended December 31, 1999 and consisted primarily of $1,651,460 in proceeds from a private placement of common shares which closed in May 1999. The difference of $12,427 relates to the effect of foreign exchange rate changes in cash.

INVESTOR RELATIONS

     During the period ending December 31, 1999, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

     A number of computer programs are written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1998, the Company upgraded billing, accounting and administrative systems which are now fully operational and have been represented to be filly Year 2000 compliant. All of the Company's desktop computers are Year 2000 compliant and the Company has received written assurances from the manufacturers of the computers used in our co-packing facilities that all of their computers are Year 2000 compliant.

     During the year ended December 31, 1999, the Company assessed its customer and suppliers' Year 2000 compliance status. Of the Company's suppliers and distributors, 12 suppliers and 15 distributors have been identified as material third parties to the Company based on volume of business and potential impact on the Company's business. As of December 31, 1999, the Company has received satisfactory response to its Year 2000 questionnaire from 11 of the 12 material suppliers and 10 of 15 of the material distributors.

     During the year ended December 31, 1999, the Company developed a contingency plan which included a non-computerized back-up of all accounting and non-accounting information. As at the date of this Annual Report, we have not encountered any material Year 2000 problems.

SEASONALITY

     We have experienced significant fluctuations in quarterly results that have been the result of many factors, including the following: the addition or deletion of certain licensed brands to our distribution portfolio; the shift in our business focus from being solely a regional distributor of licensed and unlicensed brands and products to being solely a developer, producer, marketer and distributor of our internally developed brands and products; the seasonal demand for beverages; and competition and general economic conditions. Due to these and other factors, our results of operations have fluctuated from period to period. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

     Like many other companies in the beverage industry, we generate a substantial percentage of our revenues during the warm weather months of April through September. We believe that the demand for our products will reflect such seasonal consumption patterns. While we expand our distribution network and increase its market penetration, however, such seasonality may not be easily discernible from our results of operations. Due to all of the foregoing factors, our operating results in a particular quarter may fail to meet market expectations.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999. Certain information regarding the executive officers of the Company is set forth in Part I of this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.

          3.1*       Memorandum of Urban Juice & Soda Company Ltd.
          3.2*       Articles of Urban Juice & Soda Company Ltd.
          3.3**      Articles of Continuance of Urban Juice & Soda Company Ltd.
         10.1**      Bottling Agreement between Urban Juice & Soda Company Ltd.
                     and World Choice Bottling Corp.
         10.2**      Bottle Supply Agreement between Urban Juice & Soda Company
                     Ltd. and Zuckerman-Honickman, Inc.
         23.1        Consent of KPMG LLP
         27.1        Financial Data Schedule pursuant to Rule 12b-32 under the
                     Securities Exchange Act of 1934, as amended
       ----------

             * Previously filed as an exhibit to the Registration Statement on Form SB-2 (No. 333-5156-LA), as amended through the date hereof and incorporated herein by reference.
             ** Previously filed as an exhibit to the Registration Statement on Form S-4 (No. 333-75913), as amended through the date hereof and incorporated herein by reference.

     (b) Reports on Form 8-K

           None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Registrant did not send an Annual Report covering the fiscal year ending December 31, 1999 nor did it send proxy materials to security holders. If such report and proxy materials are mailed to security holders, the Registrant shall furnish to the Commission, for its information, four (4) copies of the Annual Report to security holders and four (4) copies of the proxy materials.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                               URBAN JUICE & SODA COMPANY LTD.

                               By: /s/ Peter van Stolk
                                  ---------------------------------------------
                                             Peter van Stolk
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                                       DATE
              ---------                                   -----                                       ----
/s/ Peter M. van Stolk                      President, Chief Executive Officer                   March 29, 2000
------------------------------------        (Principal Executive Officer) and Director
         Peter M. van Stolk

/s/ Jennifer L. Cue                         Chief Financial Officer, (Principal Financial        March 29, 2000
------------------------------------        Officer and Principal Accounting Officer),
         Jennifer L. Cue                    Secretary and Director

/s/ Ron B. Anderson
------------------------------------        Director                                             March 29, 2000
         Ron B. Anderson

/s/ Michael M. Fleming
------------------------------------        Director                                             March 29, 2000
       Michael M. Fleming


/s/ Matthew Kellogg
------------------------------------        Director                                             March 29, 2000
         Matthew Kellogg

/s/ Peter Cooper
------------------------------------        Chairman of the Board and Director                   March 29, 2000
         Peter Cooper

                         URBAN JUICE & SODA COMPANY LTD.
                            FORM 10-KSB ANNUAL REPORT

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
Independent Auditor's
Report..................................................................................F-1

Consolidated Financial Statements:

       Consolidated balance sheets as of December 31, 1999 and 1998.....................F-2

       Consolidated statements of operations for the years ended

           December 31, 1999, 1998, and 1997............................................F-3

       Consolidated statements of changes in shareholders' equity for the years ended

           December 31, 1999, 1998, and 1997............................................F-4

       Consolidated statements of cash flows for the years ended

           December 31, 1999, 1998, and 1997............................................F-5

       Notes to consolidated financial statements.......................................F-6

AUDITORS' REPORT

To the Directors and Stockholders
Urban Juice & Soda Company Ltd. and Subsidiaries

We have audited the consolidated balance sheets of Urban Juice & Soda Company Ltd. and subsidiaries as at December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 3l, 1999, and the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Urban Juice & Soda Company Ltd. and subsidiaries as at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in accordance with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




Chartered Accountants
Vancouver, Canada

February 4, 2000

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 1999 and 1998



--------------------------------------------------------------------------------------------------------
                                                                          1999                 1998
--------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                  $      344,551       $      219,819
     Accounts receivable (note 3)                                    1,267,102              829,400
     Inventory (note 4)                                              1,347,375              537,191
     Prepaid expenses                                                  169,493              218,102
--------------------------------------------------------------------------------------------------------
                                                                     3,128,521            1,804,512

Fixed assets (note 5)                                                  560,396              583,686

Intangible assets (note 6)                                             114,646              101,344
--------------------------------------------------------------------------------------------------------

                                                                $    3,803,563       $    2,489,542
--------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit (note 7)                                    $      401,122       $      201,957
     Accounts payable and accrued liabilities                        1,031,179              889,553
     Current portion of capital lease obligations                       33,009               15,424
--------------------------------------------------------------------------------------------------------
                                                                     1,465,310            1,106,934

Capital lease obligations, less current portion (note 8)                70,558               20,819

Stockholders' equity (note 9):
     Common stock:
         Authorized:  100,000,000 common stock, no par value
         Issued and outstanding:  18,754,398 common stock
           (1998 - 15,150,164)                                      10,461,318            8,947,585
     Additional paid-in capital                                        362,298              173,376
     Accumulated other comprehensive income                            107,752               95,325
     Deficit                                                        (8,663,673)          (7,854,497)
--------------------------------------------------------------------------------------------------------
                                                                     2,267,695            1,361,789

Nature and continuance of operations (note 1)
Commitments and contingencies (note 10)
Subsequent event (note 1)

--------------------------------------------------------------------------------------------------------

                                                                $    3,803,563       $    2,489,542
--------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997



-----------------------------------------------------------------------------------------------------
                                                   1999                1998                 1997
-----------------------------------------------------------------------------------------------------

Revenue                                $     11,086,450      $    4,727,291       $    2,359,333
Cost of goods sold                            7,354,564           3,454,262            2,199,201
-----------------------------------------------------------------------------------------------------

Gross margin                                  3,731,886           1,273,029              160,132

Operating expenses:
     Promotion and selling                    3,036,094           1,497,901            1,629,048
     General and administrative               1,524,133           1,319,677            1,534,011
-----------------------------------------------------------------------------------------------------
                                              4,560,227           2,817,578            3,163,059
-----------------------------------------------------------------------------------------------------

Loss from operations                           (828,341)         (1,544,549)          (3,002,927)

Other income (expense):
     Interest income, net                        (1,330)              7,672               34,064
     Other income                                20,495               2,042                3,733
-----------------------------------------------------------------------------------------------------
                                                 19,165               9,714               37,797
-----------------------------------------------------------------------------------------------------

Loss for the year                      $       (809,176)     $   (1,534,835)      $   (2,965,130)
-----------------------------------------------------------------------------------------------------

Loss per share,
   basic and diluted                   $         (0.05)      $       (0.12)       $       (0.29)
-----------------------------------------------------------------------------------------------------

Weighted average common stock,
   basic and diluted                         17,829,970          12,537,202           10,368,160
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                       Additional          other
                                               Common                     paid-in  comprehensive     Accumulated    Comprehensive
                                                stock         Amount      capital  income (loss)         deficit    income (loss)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                 10,742,612   $  6,076,737   $       -     $        -    $  (3,354,532)    $           -

Options exercised                             214,974        183,155           -              -                -                 -
Warrants exercised                            400,000        265,896           -              -                -                 -
Common stock issued for cash net of share
  issue costs of $493,876                   2,293,578      1,834,897     151,106              -                -                 -
Comprehensive loss:
  Net loss                                          -              -           -              -       (2,965,130)       (2,965,130)
  Foreign currency translation adjustment           -              -           -        160,516                -           160,516
                                                                                                                          --------

Total comprehensive loss                                                                                              $ (2,804,614)
                                                                                                                      ------------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                 13,651,164      8,360,685     151,106        160,516       (6,319,662)                -

Common shares repurchased                     (20,000)       (13,960)          -              -                -                 -
Options exercised                             605,000        319,780           -              -                -                 -
Common shares issued for cash                 914,000        281,080      10,133              -                -                 -
Options issued in connection with debt
  financing                                         -              -      12,137              -                -                 -
Comprehensive loss:
  Net loss                                          -              -           -              -       (1,534,835)       (1,534,835)
  Foreign currency translation adjustments          -              -           -        (65,191)               -           (65,191)
                                                                                                                     -------------

Total comprehensive loss                                                                                              $ (1,600,026)
                                                                                                                     -------------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 15,150,164      8,947,585     173,376         95,325       (7,854,497)

Options exercised                              25,000         15,610           -              -                -                 -
Warrants exercised                             68,480         35,585           -              -                -                 -
Common stock issued for cash                3,510,754      1,462,538     188,922              -                -                 -
Comprehensive loss:
  Net loss                                          -              -           -              -         (809,176)         (809,176)
  Foreign currency translation adjustments          -              -           -         12,427                -            12,427
                                                                                                                       -----------

Total comprehensive loss                                                                                               $ (769,749)
                                                                                                                       -----------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 18,754,398   $ 10,461,318 $   362,298    $   107,752    $  (8,663,673)
-----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------

                                                     Total
                                             Stockholders'
                                                    equity
----------------------------------------------------------

Balance, December 31, 1996                   $   2,722,205

Options exercised                                  183,155
Warrants exercised                                 265,896
Common stock issued for cash net of share
  issue costs of $493,876                        1,986,003
Comprehensive loss:
  Net loss                                      (2,965,130)
  Foreign currency translation adjustment          160,516


Total comprehensive loss


----------------------------------------------------------=

Balance, December 31, 1997                        2,352,645

Common shares repurchased                           (13,960)
Options exercised                                   319,780
Common shares issued for cash                       291,213
Options issued in connection with debt               12,137
  financing
Comprehensive loss:
  Net loss                                       (1,534,835)
  Foreign currency translation adjustments          (65,191)


Total comprehensive loss


-----------------------------------------------------------

Balance, December 31, 1998                        1,361,789

Options exercised                                    15,610
Warrants exercised                                   35,585
Common stock issued for cash                      1,651,460
Comprehensive loss:
  Net loss                                         (809,176)
  Foreign currency translation adjustments           12,427


Total comprehensive loss


----------------------------------------------------------

Balance, December 31, 1999                      $ 2,267,695
----------------------------------------------------------


See accompanying notes to consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997



--------------------------------------------------------------------------------------------------------------
                                                                       1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss for the year                                        $    (809,176)    $  (1,534,835)   $  (2,965,130)
     Items not involving cash:
         Depreciation and amortization                              191,357           158,972           87,241
         Loss (gain) on disposal of capital assets                   (2,899)           11,617           (9,092)
         Write-down of intangible assets                                 -             67,091               -
         Stock-based compensation expense                                -             12,135          151,106
     Changes in assets and liabilities:
         Accounts receivable                                       (437,702)         (278,338)        (157,016)
         Inventory                                                 (810,184)          225,536         (104,044)
         Prepaid expenses                                            48,609          (140,531)         480,994
         Accounts payable and accrued liabilities                   141,626            92,453          354,952
-------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                       (1,678,369)       (1,385,900)      (2,160,989)

Cash flows from investing activities:
     Proceeds on disposal of fixed assets                                -              7,305           12,646
     Purchase of fixed assets                                      (156,489)         (254,350)        (381,243)
     Purchase of intangible assets                                  (21,981)          (36,857)         (51,827)
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                         (178,470)         (283,902)        (420,424)

Cash flows from financing activities:
     Net borrowing under line of credit                             199,165           201,957               -
     Proceeds from capital lease obligations                         82,748            36,243               -
     Repayment of capital lease obligations                         (15,424)          (45,518)         (51,439)
     Proceeds from exercise of options                               15,610           331,917          183,155
     Proceeds from exercise of warrants                              35,585                -           265,896
     Issuance of common stock, net of issuance costs              1,651,460           265,118        1,834,897
-------------------------------------------------------------------------------------------------------------------
     Cash flows provided by financing activities                  1,969,144           789,717        2,232,509

Effect of foreign exchange rate changes on cash                      12,427           (65,191)         160,516
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                124,732          (945,276)        (188,388)

Cash and cash equivalents, beginning of year                        219,819         1,165,095        1,353,483
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                        $     344,551     $     219,819    $   1,165,095
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash financing
  and investing activities:
     Stock-based compensation expense                         $          -      $      12,135    $     151,106
     Return of shares to treasury                             $          -      $     (21,400)   $          -
     Capital lease obligations                                $          -      $      46,982    $          -
-------------------------------------------------------------------------------------------------------------------

Cash paid during year to:
     Interest payments                                        $      21,400     $       9,890    $          -
     Income taxes                                             $          -      $          -     $          -
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------

1.   NATURE AND CONTINUANCE OF OPERATIONS:

     Urban Juice & Soda Company Ltd. (the "Company" or "Urban Juice") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: JONES SODA CO., a carbonated soft drink; WHOOPASS, a high energy drink; and WAZU, a natural spring water. The Company was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, the Urban Juice continued its incorporation into Wyoming.

     The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure market acceptance. Operations to date have primarily been financed through the issuance of common stock and long-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 1999 and 1998, the Company incurred losses of $809,176 and $1,534,835, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon raising additional financing and generating future profitable operations. Management has a marketing plan in place to increase distribution of their product by penetrating new markets and regions. Subsequent to year end, the Company entered into an agreement with a financial institution for an operating line of credit in the amount of $3,000,000 to finance future expansion.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Basis of presentation:

          These consolidated financial statements have been prepared using United States generally accepted accounting principles and are expressed in United States dollars because, on December 31, 1999 the Company completed a corporate emigration from Canada and became a U.S. domestic corporation. In prior years, the Company's consolidated financial statements were prepared using Canadian generally accepted accounting principles and were expressed in Canadian dollars. Prior years financial statements have been restated to conform with United States generally accepted accounting principles.

          Material differences between United States and Canadian generally accepted accounting principles are discussed and quantified in note 14.

          The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b) Use of estimates:

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

     (c) Foreign currency translation:

     To December 31, 1999, the functional currency of the Company is the Canadian dollar. These financial statements have been prepared using the United States (U.S.) dollar as the reporting currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from the process is presented separately as a component of accumulated other comprehensive income (loss) in stockholders' equity. Exchange gains or losses arising on translation or settlement of a foreign currency denominated monetary items are included in the consolidated statement of operations.

     (e) Cash and cash equivalents:

     The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

     (f)  Inventory:

     Inventory has been stated at the lower of cost or estimated net realizable value and include adjustments for estimated obsolescence. Cost includes laid down cost plus applicable overheads and is determined principally using periodically adjusted standards, which approximate actual cost on a first-in first-out basis.

     (g) Fixed assets:

     Fixed assets are recorded at cost and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:


          Equipment                               20% to 50%
          Automobile and computers                       30%
          Equipment under capital lease           Lease term


     (h) Intangible assets:

     The Company's intangible assets include costs associated with attaining trademarks and patents for the company's products and are amortized straight-line over 5 years.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Impairment of long-lived assets and long-lived assets to be disposed of:

          Long-lived assets, which include fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j) Revenue recognition:

          Sales are recorded upon shipment of products, and represent amounts realized net of provisions for sales returns, discounts and allowances.

          Sales returns are recognized by issuing a credit note to the customer once the Company has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sales recognition once the goods have been shipped by issuing a credit note for the discounted amounts of the shipment.

     (k) Research and development:

          Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the years ended December 31, 1999, 1998 and 1997, the Company incurred research and development costs of $52,836; $nil and $118,311, respectively.

     (l) Stock-based compensation:

          The Company accounts for its stock-based compensation arrangements with employees in accordance with provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the market value of the underlying stock at the measurement date of the grant exceeded the exercise price.

          SFAS No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions. This information is provided in note 9(a).

          The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (m)  Advertising:

          The Company expenses all advertising costs as incurred. Prepaid advertising costs are amortized over a twelve month period, which is the average period the related advertising services are being provided. During the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising costs of $1,919,220; $764,035 and $1,024,850 respectively.

     (n) Income taxes:

          The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefits of losses available to be carried forward to the future year for tax purposes.

          Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

     (o) Net loss per share:

          Basic earnings per share is computed using the weighted average number of common stock outstanding during the periods excluding common stock held in escrow that is subject to cancellation of certain criteria on net achieved. Diluted loss per share is computed by adjusting the weighted average number of outstanding by the effect of the exercise or conversion of all dilutive securities. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share are the same.

          Excluded from the computation of diluted earnings per share for the year ended December 31, 1999 are warrants and options to purchase 5,957,874 shares of common stock because their effects would be anti-dilutive.

     (p) Comprehensive loss:

          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive loss in the Consolidated Statement of Stockholders' Equity. Comprehensive loss includes net loss and foreign currency translation adjustments.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)


Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


3.   ACCOUNTS RECEIVABLE:

     --------------------------------------------------------------------------------
                                                       1999                 1998
     --------------------------------------------------------------------------------

     Trade                                   $    1,435,425         $    978,872
     Other                                           20,028               23,864
     Receivable from related party                   49,227               27,723
     Allowance for doubtful accounts               (237,578)            (201,059)
     --------------------------------------------------------------------------------

                                             $    1,267,102         $    829,400
     --------------------------------------------------------------------------------


4.   INVENTORY:

     --------------------------------------------------------------------------------
                                                       1999                 1998
     --------------------------------------------------------------------------------

     Finished goods                          $      877,855         $    287,115
     Raw materials                                  469,520              250,076
     --------------------------------------------------------------------------------

                                             $    1,347,375         $    537,191
     --------------------------------------------------------------------------------


5.   FIXED ASSETS:

     --------------------------------------------------------------------------------
                                                       1999                 1998
     --------------------------------------------------------------------------------

     Automotive                              $       73,158         $     63,618
     Equipment                                      654,931              596,861
     Office and computer equipment                  354,933              265,019
     --------------------------------------------------------------------------------
                                                  1,083,022              925,498
     Accumulated depreciation                      (522,626)            (341,812)
     --------------------------------------------------------------------------------

                                             $      560,396         $    583,686
     --------------------------------------------------------------------------------

     Included in fixed assets are assets under capital leases with a net book value of $81,830 (1998 - $27,421)


6.   INTANGIBLE ASSETS:

     --------------------------------------------------------------------------------
                                                       1999                 1998
     --------------------------------------------------------------------------------

     Trademarks and patents                  $      123,325         $    133,962
     Less amortization                               (8,679)             (32,618)
     --------------------------------------------------------------------------------

                                             $      114,646         $    101,344
     --------------------------------------------------------------------------------

                                     F-10

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

7.   LINE OF CREDIT:

     The Company has a $1,000,000 bank line expiring in August 2000. Borrowings under the line bear interest at the prime rate plus 1.5% (8.00% at December 31, 1999).


8.   CAPITAL LEASE OBLIGATIONS:

     The Company has a bank note payable in various monthly installments. The notes bears interest at the prime rate plus 1.75% (8.25% at December 31, 1999). Scheduled principal payments on this note at December 31, 1999 are a follows:

                           2000            $     33,009
                           2001                  28,874
                           2002                  16,818
                           2003                   8,544
                           2004                  16,322
                           ----------------------------

                                           $    103,567
                           ----------------------------

9.   STOCKHOLDERS' EQUITY:

     (a)  Stock options:

          In 1996, the Company adopted a stock option plan (the Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees, and consultants to acquire up to 15% of the Company's issued and outstanding common stock.

          The Board of Directors determines the terms and condition of the options granted under the Plan, including the exercise price and vesting schedule. The exercise price for qualified incentive stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than five years from the date of grant. Options granted generally vest over a period of 18 months.

          Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company's stock option plan been determined based on the fair value methodology under SFAS 123, the Company's 1999 and 1998 net loss would have increased to the following pro forma amounts:

          ---------------------------------------------------------------------------------------
                                                          1999            1998             1997
          ---------------------------------------------------------------------------------------
          Net loss:
               As reported                        $       809,176  $    1,534,835  $    2,965,130
               Pro forma                                1,023,088       2,319,146       3,096,731
          Basic and diluted net loss per share
               As reported                        $         (0.05) $        (0.12) $        (0.23)
               Pro forma                                    (0.05)          (0.18)          (0.23)
          ---------------------------------------------------------------------------------------

                                     F-11

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997


9.   STOCKHOLDERS' EQUITY (CONTINUED):

     (a)  Stock options (continued):

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate ranging from 6.2% to 6.5%, and (6) an estimated volatility of 90%.

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $0.35, $0.32 and $1.15, respectively.

     A summary of the Company's stock option activity is as follows:

         -----------------------------------------------------------------------
                                                   OUTSTANDING OPTIONS
                                             -----------------------------------
                                                Number              Average
                                             of shares       exercise price
         -----------------------------------------------------------------------

         Balance, December 31, 1996          1,123,696                $1.33
              Options granted                  592,000                 1.18
              Options exercised               (214,974)               (0.91)
              Options canceled                (446,646)               (1.46)
         -----------------------------------------------------------------------

         Balance, December 31, 1997          1,054,076                 1.22
              Options granted                1,756,000                 0.67
              Options exercised               (605,000)               (0.63)
              Options canceled                (710,326)               (1.21)
         -----------------------------------------------------------------------

         Balances at December 31, 1998       1,494,750                 0.76
              Options granted                1,207,000                 0.63
              Options exercised                (25,000)               (0.61)
              Options canceled                (491,250)               (0.94)
         -----------------------------------------------------------------------

         Balances at December 31, 1999       2,185,500                $0.66
         -----------------------------------------------------------------------

         The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 1999:

         -----------------------------------------------------------------------------------------------------------
                                           Weighted-average
          Range of               Number           remaining   Weighted-average       Number    Weighted-average
          exercise          outstanding    contractual life     exercise price  exercisable     exercise prices
         -----------------------------------------------------------------------------------------------------------

         $0.52 to $0.59         784,000          4.0               $0.55           414,000        $0.55
           0.69 to 0.80       1,236,500          3.1                0.73         1,123,000         1.73
           1.04 to 1.39         165,000          2.2                1.14            82,500         1.16
         -----------------------------------------------------------------------------------------------------------

                              2,185,500                                          1,619,500
         -----------------------------------------------------------------------------------------------------------

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

9.   SHAREHOLDERS' EQUITY (CONTINUED):

     (b)  Brokers' warrants:

          In connection with the issuances of common stock in 1997, 1998 and 1999, the Company issued to the brokers warrants to purchase shares of the Company's common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. As of December 31, 1999, warrants to purchase 162,810 shares of common stock remain outstanding. The warrants were recorded on issuance at their estimated fair market value (FMV) as a share issuance cost. The Company estimated the FMV of the warrants to be $52,000 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 90%, risk-free interest rate of 6.4%, expected life of two to three years, and a 0% dividend yield.

     (c)  Warrants:

          In May, 1999, the Company issued 3,510,754 shares of common stock in exchange for net proceeds of $1,651,460, being net of $259,108 of issuance costs. Attached to these shares were warrants to purchase 1,656,567 shares of common stock. The warrants have an exercise price of $0.52 per share for the first year and $0.62 per share thereafter. The warrants expire May 4, 2001.

          In December, 1998, the Company issued 914,000 shares of common stock in exchange for net proceeds of $277,234, being net of $20,874 of issuance costs. Attached to these shares were warrants to purchase 850,000 shares of common stock. The warrants have an exercise price of $0.42 per share. The warrants expire December 9, 2000.

10.  COMMITMENTS AND CONTINGENCIES:

     (a)  Lease commitments:

          The Company has lease commitments for office and warehouse premises expiring at various dates. The agreements require base rental payments over the next five years as follows:


                 2000                  $     36,500
                 2001                        37,200
                 2002                        38,400
                 2003                        38,400
                 2004                         3,200
                 ----------------------------------

                                       $    153,700
                 ----------------------------------


     During the years ended December 31, 1999, 1998 and 1997, the Company incurred rental expenses of $58,000, $62,000 and $76,500 respectively.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     (b)  Year 2000 Issue:

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.


11.  INCOME TAXES:

     The Company's net deferred tax asset consists of the following:



     ---------------------------------------------------------------------------
                                                       1999                 1998
     ---------------------------------------------------------------------------

     Net operating loss carry forwards         $          -       $    2,935,822
     Capital assets                                 170,015              153,209
     Intangible assets                             (129,546)            (133,297
     ---------------------------------------------------------------------------

     Total gross deferred tax assets                 40,469            2,955,734
     Less valuation allowance                       (40,469)          (2,955,734
     ---------------------------------------------------------------------------

     Net deferred tax assets                   $          -        $           -
     ---------------------------------------------------------------------------


12.  SEGMENTED INFORMATION AND EXPORT SALES:

     The Company operates in one industry segment and substantially all of its operations are based in Canada. During the year ended December 31, 1999, export sales to the United States were approximately $9,304,000 (1998 - $5,460,000).


13.  FINANCIAL INSTRUMENTS:

     (a)  Fair values:

          As at December 31, 1999, the carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and the capital lease obligation, approximate their fair values due to the short-term to maturity of these instruments.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 10
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

13.  FINANCIAL INSTRUMENTS (CONTINUED):

     (b)  Concentration of credit risk:

          The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 83% (1998 - 78%; 1997 - 76%), while customers in Canada represent 17% (1998 - 22%; 1997 - 24%) of year end accounts receivable balances. No single customer represents in excess of 10% of revenues for the year ended December 31, 1999.


14. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP):

     (a) The following table sets forth a reconciliation of loss determined under United States GAAP with that determined under Canadian GAAP adjusted for product development costs which are deferred and amortized, and stock compensation expense which is not recorded, under Canadian GAAP:



         ----------------------------------------------------------------------------------------------------------
                                                                       1999              1998             1997
         ----------------------------------------------------------------------------------------------------------

         Loss determined under United States GAAP              $   (809,176)  $    (1,534,835)  $   (2,965,130)
         Stock compensation expense                                  79,502            12,546               -
         Income (expense) relating to product
           development costs                                         95,416           (56,638)          28,837
         ----------------------------------------------------------------------------------------------------------

         Loss determined under Canadian GAAP                   $   (634,258)  $    (1,578,927)  $   (2,936,293)
         ----------------------------------------------------------------------------------------------------------


     (b)  Loss per share:

          The loss per share computed in accordance with Canadian GAAP includes 1,500,000 common shares held in escrow. The Vancouver Stock Exchange requires that these shares be held in escrow, and any dealings in these shares are subject to the direction or determination of the Vancouver Stock Exchange. The escrow restrictions prohibit all trading or dealing in any manner with or release of, the escrow shares without the consent of the Vancouver Stock Exchange and further prohibit the recording of trading or any transfer of the escrow shares prior to release from escrow without such consent. The holder of escrow shares has the right to vote the escrow shares, except on a resolution to cancel the escrow shares, but has waived the right to receive dividends and to participate in our assets and property on our winding-up or dissolution. These escrow shares are held by Peter van Stolk (573,500), William Wong (301,250), Brian G. Richards (250,000),
          Carl Mark (225,000) and Tony Peiffer (150,000), all of whom were either directors or officers of the Company at the time of the escrow agreement. The holders of the escrow shares will be entitled to the pro-rata release of a number of shares equal to the amount of cumulative cash flow produced by the Company not previously applied toward a release, divided by the earned price of $0.087.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 11
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

14. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (CONTINUED):

     (b)  Loss per share (continued):

          Loss per share calculated in accordance with Canadian GAAP would be as follows:



-------------------------------------------------------------------------------------------------------------------
                                                                         1999             1998            1997
-------------------------------------------------------------------------------------------------------------------

         Weighted average number of common stock                   17,829,970        12,537202      10,368,160
         Common stock held in escrow                                1,500,000        1,500,000       1,500,000
-------------------------------------------------------------------------------------------------------------------

         Weighted average number of shares for
            purposes of loss per share calculation                 19,329,970       14,037,202      11,868,160
-------------------------------------------------------------------------------------------------------------------

         Loss per share determined under Canadian GAAP               $  (0.03)       $  (0.11)       $   (0.25)
-------------------------------------------------------------------------------------------------------------------

     (c) The following sets forth the effect of adjusting for expenditures relating to product development costs, which are deferred and amortized under Canadian GAAP, and for the fair value of warrants issued as stock compensation which is not recorded under Canadian GAAP, on the assets and shareholders' equity of the Company:

-------------------------------------------------------------------------------------------------------------------
                                                                         1999             1998            1997
-------------------------------------------------------------------------------------------------------------------

         Artwork and design expenditures                       $      115,292    $     115,292   $     115,292
         Marketing, production consulting and
           licencing expenditures                                     331,411          292,530         292,530
         Amortization                                                (122,614)        (179,149)       (122,511)
-------------------------------------------------------------------------------------------------------------------

         Increase in intangible asset                          $      324,089    $     228,673   $     285,311
-------------------------------------------------------------------------------------------------------------------

         Common stock under United States GAAP                 $   10,461,318    $   8,947,585   $   8,360,685
         Share issue costs under United States GAAP                   350,161          161,239         151,106
         Stock compensation                                           (79,502)         (12,546)           -
-------------------------------------------------------------------------------------------------------------------

         Common stock under Canadian GAAP                      $   10,731,977    $   9,096,278   $   8,511,791
-------------------------------------------------------------------------------------------------------------------

         Additional paid-in capital under
           United States GAAP                                  $      362,298    $     173,376   $     151,106
         Fair value of warrants issued under
           United States GAAP:
           Issued in connection with bank loan                        (12,137)         (12,137)             -
           Issued to brokers and underwriters                        (350,161)        (161,239)       (151,106)
-------------------------------------------------------------------------------------------------------------------

         Additional paid-in capital Canadian GAAP              $           -     $          -    $          -
-------------------------------------------------------------------------------------------------------------------

                                     F-16

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, page 12
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

14. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (CONTINUED):

     (c) (continued):



-------------------------------------------------------------------------------------------------------------------
                                                                         1999             1998            1997
-------------------------------------------------------------------------------------------------------------------

         Stockholders' deficit under United States GAAP         $   8,663,673    $   7,854,497   $   6,319,662
         Artwork and design expenditures                             (115,292)        (115,292)       (115,292)
         Marketing, production consulting and
           licencing expenditures                                    (331,411)        (292,530)       (292,530)
         Amortization                                                 122,614          179,149         122,511
         Stock compensation                                           (79,502)         (12,546)             -
         Employee share purchase loans                                     -                -          (14,965)
-------------------------------------------------------------------------------------------------------------------

         Stockholders' deficit under Canadian GAAP              $   8,260,082    $   7,613,278   $   6,019,386
-------------------------------------------------------------------------------------------------------------------


     (d) Employee share purchase loans:

          Under United States GAAP, employee share purchase loans are to be recorded as a reduction to stockholders' equity, which differs from Canadian GAAP whereby they can be recorded as an accounts receivable. This adjustment for United States GAAP purposes would result in a decrease in accounts receivable. This adjustment for United Stated GAAP purposes would result in a decrease in accounts receivable by $14,965 and a decrease in shareholders' equity by $14,965 in 1997. There would be no adjustment in 1998 and 1999 relating to employee share purchase loans.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(Expressed in U.S. Dollars)

December 31, 1999



-------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

-----------------------------------------------------------------------------------------------------------------------
                              Balance at               Charged                                           Balance at
                               beginning              to costs          Charged to                              end
Description                      of year          and expenses      other accounts      Deductions *        of year
-----------------------------------------------------------------------------------------------------------------------

December 31, 1999           $    201,059           $    44,827                  -      $    (8,308)    $    237,578
December 31, 1998                199,727                56,346                  -          (55,014)         201,059
December 31, 1997                     -                334,877                  -         (135,150)         199,727
-----------------------------------------------------------------------------------------------------------------------


*  Uncollected receivables written off, net of recoveries.