Form 10QSB
period 2000-03-31
URBAN JUICE & SODA CO LTD /WY/
filed 2000-05-15
CIK 1083522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                                 --------------

                        Commission File Number 333-75913

                         URBAN JUICE & SODA COMPANY LTD.
             (Exact name of registrant as specified in its charter)

                           WYOMING                                              91-1696175
        (State or other jurisdiction of incorporation             (I.R.S. Employer Identification Number)
                      or organization)

                    234 9TH AVENUE NORTH                                      (206) 624-3357
                  SEATTLE, WASHINGTON 98109                           (Registrant's telephone number,
           (Address of principal executive office)                         including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of March 31, 2000, the issuer had 18,813,398 shares of common stock, $10,486,249 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes / /   No /X/

                         URBAN JUICE & SODA COMPANY LTD.
                                   FORM 10-QSB

INDEX                                                                                                PAGE
PART I.  FINANCIAL INFORMATION
Item 1            Financial Statements
                  a)       Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999    3
                  b)       Consolidated Statements of Income for the Quarters Ended March 31, 2000   4
                           and March 31, 1999
                  c)       Interim Consolidated Statement of Stockholder's Equity for the Quarters   5
                           Ended March 31, 2000 and March 31, 1999
                  d)       Consolidated Statements of Cash Flows for the
                           Quarters Ended March 31, 2000 and March 31, 1999                          6
                  e)       Notes to Condensed Consolidated Financial Statements                      7
Item 2            Management's Discussion and Analysis or Plan of Operation                          10


PART II. OTHER INFORMATION
Item 1            Legal Proceedings                                                                  13
Item 2            Changes in Securities and Use of Proceeds                                          13
Item 3            Defaults Upon Senior Securities                                                    13
Item 4            Submission of Matters to a Vote of Security Holders                                13
Item 5            Other Information                                                                  13
Item 6            Exhibits and Reports on Form 8-K                                                   13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Assets

Curent assets:
     Cash and cash equivalents                                             $      389,198       $      344,551
     Accounts receivable                                                        2,001,277            1,267,102
     Inventory                                                                  1,855,463            1,347,375
     Prepaid expenses                                                             270,419              169,493
----------------------------------------------------------------------------------------------------------------------
                                                                                4,516,357            3,128,521

Fixed assets                                                                      545,205              560,396

Intangible assets                                                                 111,358              114,646
----------------------------------------------------------------------------------------------------------------------

                                                                           $    5,172,920       $    3,803,563
======================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit                                                       $       866,981      $       401,122
     Accounts payable and accrued liabilities                                   2,216,485            1,031,179
     Current portion of capital lease obligations                                  44,776               33,009
----------------------------------------------------------------------------------------------------------------------
                                                                                3,128,242            1,465,310

Capital lease obligations, less current portion                                    79,254               70,558

Stockholders' equity :
     Common stock:
       Authorized: 100,000,000 shares, no par value
       Issued and outstanding: 18,813,398 shares (1999 - 18,754,398)           10,486,249           10,461,318
     Additional paid-in capital                                                   406,558              362,298
     Deficit                                                                   (9,003,565)          (8,663,673)
     Accumulated other comprehensive income                                        76,182              107,752
----------------------------------------------------------------------------------------------------------------------
                                                                                1,965,424            2,267,695
----------------------------------------------------------------------------------------------------------------------
                                                                          $     5,172,920      $     3,803,563
======================================================================================================================

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Statement of Operations
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 with comparative figure for 1999

----------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)          (unaudited)
Revenue                                                                    $    3,197,962       $    1,917,970
Cost of goods sold                                                              2,008,485            1,374,542
----------------------------------------------------------------------------------------------------------------------

Gross margin                                                                    1,189,477              543,428

Operating expenses:
     Promotion and selling                                                      1,031,686              490,862
     General and administrative                                                   505,620              344,373
     -----------------------------------------------------------------------------------------------------------------
                                                                                1,537,306              835,235
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                             (347,829)            (291,807)

Other income (expense):
     Interest income, net                                                           8,555               (4,076)
     Other income                                                                    (618)               1,292
     -----------------------------------------------------------------------------------------------------------------
                                                                                    7,937               (2,784)
----------------------------------------------------------------------------------------------------------------------

Loss for the period                                                        $     (339,892)      $     (294,591)
======================================================================================================================


Loss per share, basic and diluted                                          $       (0.02)       $       (0.02)
======================================================================================================================


Weighted average common stock, basic and diluted                              18,792,250           12,537,202
======================================================================================================================

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 Two years ended December 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                          Additional          other                                           Total
                                   Common                    paid-in  comprehensive    Accumulated    Comprehensive   Stockholders'
                                    stock        Amount      capital  income (loss)        deficit    income (loss)          equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997     13,651,164   $ 8,360,685   $  151,106    $   160,516   $ (6,319,662)                  $ 2,352,645

Common stock repurchased          (20,000)      (13,960)          -              -              -                        (13,960)
Options exercised                 605,000       319,780           -              -              -                        319,780
Common stock issued for cash      914,000       281,080       10,133             -              -                        291,213
Options issued in connection
  with debt financing                  -             -        12,137             -              -                         12,137
Comprehensive loss:
   Net loss                            -             -            -              -      (1,534,835)   $(1,534,835)    (1,534,835)
   Translation adjustments             -             -            -         (65,191)            -         (65,191)       (65,191)
                                                                                                      -----------
Total comprehensive loss                                                                              $(1,600,026)
                                                                                                      -----------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     15,150,164     8,947,585      173,376         95,325     (7,854,497)                    1,361,789

Options exercised                  25,000        15,610           -              -              -                         15,610
Warrants exercised                 68,480        35,585           -              -              -                         35,585
Common stock issued for cash    3,510,754     1,462,538      188,922             -              -                      1,651,460
Comprehensive loss:
   Net loss                            -             -            -              -        (809,176)   $  (809,176)      (809,176)
   Translation adjustments             -             -            -          12,427             -          12,427         12,427
                                                                                                      -----------
Total comprehensive loss                                                                              $  (796,749)
                                                                                                      -----------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999     18,754,398    10,461,318      362,298        107,752     (8,663,673)                    2,267,695

Warrants issued                        -             -         9,600             -              -                          9,600
Stock-based compensation               -             -        34,660             -              -                         34,660
Warrants exercised                 59,000        24,931           -              -              -                         24,931
Comprehensive loss:
   Net loss                            -             -            -              -        (339,892)   $  (339,892)      (339,892)
   Translation adjustments             -             -            -         (31,570)            -         (31,570)       (31,570)
                                                                                                      -----------
Total comprehensive loss                                                                              $  (371,462)
                                                                                                      -----------

-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000        18,813,398   $10,486,249   $  406,558    $    76,182   $ (9,003,565)                  $ 1,965,424
===================================================================================================================================

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 with comparative figure for 1999

-----------------------------------------------------------------------------------------------------------------------
                                                                                      2000                1999
-----------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)         (unaudited)
Cash flows from operating activities:
     Loss for the period                                                    $     (339,892)      $    (294,591)
     Items not involving cash:
         Depreciation and amortization                                              61,465              52,392
         Non-cash interest expense                                                     400                  -
         Stock-based compensation expense                                           34,661                  -
     Changes in assets and liabilities:
         Accounts receivable                                                      (734,175)           (464,122)
         Inventory                                                                (508,089)           (309,478)
         Prepaid expenses                                                          (91,726)            (17,389)
         Accounts payable and accrued liabilities                                1,185,306             879,461
         --------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                    (392,050)           (153,727)

Cash flows from investing activities:
     Purchase of fixed assets                                                       (6,292)            (17,263)
     Purchase of intangible assets                                                      -              (13,974)
     ------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                          (6,292)            (31,237)

Cash flows from financing activities:
     Net borrowing under line of credit                                            465,859               7,812
     Repayment of capital lease obligations                                        (16,231)             (4,284)
     Proceeds from exercise of warrants                                             24,931                  -
     ------------------------------------------------------------------------------------------------------------------
     Cash flows provided by financing activities                                   474,559               3,528

Effect of foreign exchange rate changes on cash                                    (31,570)             47,513
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    44,647            (133,923)

Cash and cash equivalents, beginning of period                                     344,551             219,819
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                    $      389,198       $      85,896
=======================================================================================================================

Supplemental disclosure of non-cash financing and investing activities:
     Stock-based compensation expense                                       $       34,660       $          -
     Assets acquired under capital lease                                            36,694                  -
Cash paid during year to:
     Interest payments                                                              13,034               5,976

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements
(Unaudited)

(Expressed in U.S. Dollars)

Three months ended March 31, 2000

-------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS:

     Urban Juice & Soda Company Ltd. (the "Company" or "Urban Juice") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: JONES SODA CO., a carbonated soft drink; WHOOPASS, a high energy drink; and WAZU, a natural spring water. The Company was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, the Urban Juice continued its incorporation in Wyoming.

     The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure market acceptance. Operations to date have primarily been financed through the issuance of common stock and long-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 1999 and 1998, the Company incurred losses of $809,176 and $1,534,835, respectively. The Company incurred further losses of $339,892 during the three months ended March 31, 2000. The Company's ability to continue as a going concern is dependent upon raising additional financing and generating future profitable operations. In March 2000, the Company entered into an agreement with a financial institution for an operating line of credit in the amount of $3,000,000 (note 3).

2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of consolidation

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiaries and reflect all adjustments, consisting solely of normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the financial results for the interim period. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)      Use of estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Foreign currency translation:

         The functional currency of Urban Juice & Soda Company is the United States (U.S.) dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. These financial statements have been prepared using the U.S. dollar as the reporting currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from the process is presented separately as a component of accumulated other comprehensive income in stockholders' equity. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

     (d) Net loss per share:

         Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of shares of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

         Excluded from the computation of diluted loss per share for the three months ended March 31, 2000 are options and warrants to purchase 4,684,898 shares of common stock as their effect would be anti-dilutive.

     (d) Comprehensive loss:

         The Company discloses comprehensive loss in the Consolidated Statement of Stockholders' Equity. Comprehensive loss includes net loss and foreign currency translation adjustments.

3.       BANK INDEBTEDNESS:

         In March, 2000, the Company secured a three-year line of credit with a financial institution. Borrowings under the agreement are limited to a function of the Company's accounts receivable and inventory balances to a maximum of $3,000,000. Borrowings bear interest at prime plus 1.5% (9.0% at March 31, 2000) and are secured by substantially all of the Company's accounts receivable and inventories. The line of credit agreement also provides for an annual facility fee of 1.5% of $3,000,000.

         In connection with the line of credit agreement, the Company issued warrants to purchase 25,000 shares of the Company's common stock at a price of C$1.26. The warrant was recorded on issuance at its estimated fair value (FV) of $9,600. The deferred financing charge was recorded with a corresponding increase to additional paid in capital. The FV will be amortized to interest expense over the two year term of the warrant.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000
------------------------------------------------------------------------------


4.   STOCKHOLDERS' EQUITY:

     (a) Stock options and stock-based compensation:

         During the three months ended March 31, 2000, the Company recorded non-cash compensation expense of $34,660 relating to the issuance of options to consultants.

         During the three months ended March 31, 2000, the Company issued incentive stock options to purchase 97,500 shares of the Company's common stock to employees. The options have exercise prices ranging from C$1.10 to C$1.20 per share. The fair value of these options were measured using the intrinsic value method under APB 25. No compensation expense was recorded as a result of the issuance of these options.

     (b) Warrants:

         During the three months ended March 31, 2000, warrants to purchase 59,000 shares of the company's common stock were exercised for proceeds of $24,931.

5.   SEGMENTED INFORMATION AND EXPORT SALES:

     The Company operates in one industry segment and substantially all of its operations are based in the United States. During the three months ended March 31, 2000, export sales to Canada were approximately $485,155 (1999 - $297,505).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

         This commentary should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: (i) our Registration Statement of Form S-4 (File No. 333-75913), as amended, which was filed with the Securities and Exchange Commission on April 8, 1999 and declared effective on November 12, 1999; (ii) our Current Report on Form 8-K dated February 17, 2000; and (iii) our Annual Report on Form 10-KSB filed March 31, 2000.

         All statements, trend analysis and other information contained herein relative to markets for the Company's services and products and trends in revenue, gross margin and anticipated expense levels, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

         Urban Juice & Soda Company Ltd. currently produces and markets two New Age Beverages. In 1994 we created, and in 1995 launched, two unique beverage brands, JONES SODA CO., a "premium" soda, and WAZU, a natural spring water. In June 1998 we launched NATURAL JONES Soda, a product extension of JONES SODA CO. In November 1999 we re-formulated, and in January 2000 re-launched NATURAL JONES Soda. We also introduced a new flavor of NATURAL JONES Soda in January 2000. In January 1999, we launched SLIM JONES, another product extension of JONES SODA CO. and added a new flavor in June 1999. In August 1999 we created, and in October 1999 launched, JONES WHOOPASS Soda, the third product extension of JONES SODA CO. Prior to the launch of these two Urban Juice brands, we were solely a regional distributor of licensed and unlicensed alternative or New Age beverage brands and products in various territories located in Western Canada.

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

         One of the main reasons for our change in strategic direction was the potential to earn higher gross margins from the sale of our own unique beverage brands. We anticipate that gross margins will improve as we increase the volume of sales of our brands. This increase, we believe, will come from falling marginal costs as we increase our sales volume.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

NET SALES

For the three months ended March 31, 2000, net sales were $3,197,962, an increase of $1,279,992, or 66.7% over the $1,917,970 sales for the first three months ended March 31, 1999. The increase in net sales was attributable to increased sales of Jones Soda Co. through the existing distribution network, and to a lesser extent, to increasing sales of Jones WhoopAss soda, a functional energy drink and product extension of Jones Soda Co. which was launched in October 1999. As of March 31, 2000, Jones Soda products were sold in 40 states of the United States and eight provinces of Canada.

GROSS PROFIT

Gross profit was $1,189,477 for the three months ended March 31, 2000, an increase of $646,049, or 118.9% over the $543,428 gross profit for the three months ended March 31, 2000. Gross profit as a percentage of net sales increased to 37.2% for the three months ended March 31, 1999 from 28.3% for the three months ended March 31, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda as well as higher margins on the Jones WhoopAss soda item.

TOTAL OPERATING EXPENSES

Total operating expenses were $1,537,306 for the three months ended March 31, 2000, an increase of $702,071, or 84% higher than total operating expenses of $835,235 for the three months ended March 31, 1999. Total operating expenses as a percentage of sales increased to 48.1% for the three months ended March 31, 2000 from 43.5% for the three months ended March 31, 1999. The increase in total operating expenses was primarily attributable to increased selling, general and administration expenses incurred in the first three months of 2000 to prepare for 2000 summer season.

PROMOTION AND SELLING EXPENSES

Promotion and selling expenses were $1,031,686 for the three months ended March 31, 2000, an increase of $540,824, or 110.2% from $490,862 for the three months ended March 31, 1999. Promotion and selling expenses as a percentage of net sales increased to 32.3% for the three months ended March 31, 2000 from 25.6% for the three months ended March 31, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing size of the Company's sales force to prepare for the 2000 summer season. In addition, there were increases in promotional allowances and material associated with the ongoing development of Jones Soda within the Company's distribution network.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $505,620 for the three months ended March 31, 2000, an increase of $161,247, or 46.8% compared to $344,373 for the three months ended March 31, 1999. General and administrative expenses as a percentage of net sales decreased to 15.8% for the three months ended March 31, 2000 from 18.0% for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's continuation and physical re-location into the United States as well as legal fees associated with the Company's litigation against Tastemaker.

OTHER EXPENSES

Other income was $7,937 for the three months ended March 31, 2000, an increase of $10,721 over other income (expense) of ($2,784) for the three months ended March 31, 1999. This increase was primarily attributable to the increase in interest income associated with cash balances during the first three months of 2000.

NET LOSS

Net loss was $339,892 for the three months ended March 31, 2000, compared to $294,591 for the three months ended March 31, 1999. The $45,301 increase in the net loss was attributable to increased selling, general & administrative expenses, offset by increased sales and improved gross profit margins. Net loss as a percentage of sales decreased to 10.6% for the three months ended March 31, 2000 from 15.4% for the three months ended March 31, 1999 primarily due to increasing sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

As at March 31, 2000, the Company had working capital of $1,388,115 compared to working capital of $1,663,211 as at December 31, 1999. The decrease in working capital was primarily attributable to the increase in accounts payable to build inventory for the summer beverage season.

On March 22, 2000, a credit facility was granted to the Company by Banc of America Commercial Finance, consisting of a three year revolving line of credit of up to $3,000,000. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademark license and trademarks, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime + 1.5%. The credit facility does not impose any financial covenants.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         See Exhibit Table on page14.

(B)      REPORTS ON FORM 8-K

         The Company filed a Form 8-K on February 17, 2000, reporting the continuation of the Company from Province of British Columbia into the State of Wyoming effective on December 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated this 15th day of     URBAN JUICE & SODA COMPANY LTD.
         May, 2000.
                                    By:   /s/ Jennifer L Cue
                                          -----------------------------------
                                          Jennifer L Cue
                                          Chief Financial Officer

                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER AND DULY AUTHORIZED OFFICER)


EXHIBITS

PAGE          EXHIBIT NUMBER    EXHIBIT NAME
----          --------------    ------------
              10.1              Loan and Security Agreement entered into on March 22, 2000 between Banc of America Commercial Finance, Urban Juice & Soda
                                Company Ltd. and Jones Soda Co. (USA) Inc.
              10.2              Lease Agreement between R2H2 LLC and Urban Juice & Soda Company
                                Ltd.
              27.1              Financial Data Schedule