Form 10QSB
period 2000-06-30
URBAN JUICE & SODA CO LTD /WY/
filed 2000-08-14
CIK 1083522

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 333-75913

URBAN JUICE & SODA COMPANY LTD.
(Exact name of registrant as specified in its charter)

Wyoming	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
234 9th Avenue North Seattle, Washington 98109 (Address of principal executive office)	(206) 624-3357 (Registrant's telephone number, including area code)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2000, the issuer had 18,999,978 shares of common stock outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

URBAN JUICE & SODA COMPANY LTD.
FORM 10-QSB

PART II.	OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2	Changes in Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits and Reports on Form 8-K	13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	June 30, 2000	December 31, 1999
	(unaudited)
Assets
Curent assets:
Cash and cash equivalents	$—	$344,551
Accounts receivable	3,385,695	1,267,102
Inventory	3,012,882	1,347,375
Prepaid expenses	371,389	169,493

	6,769,966	3,128,521
Fixed assets	632,894	560,396
Intangible assets	118,251	114,646

	$7,521,111	$3,803,563

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness	$292,640	$—
Line of credit	2,149,810	401,122
Accounts payable and accrued liabilities	2,652,294	1,031,179
Current portion of capital lease obligations	81,116	33,009

	5,175,860	1,465,310
Capital lease obligations, less current portion	101,338	70,558
Stockholders' equity:
Common stock:
Authorized:
100,000,000 shares, no par value
Issued and outstanding:
18,999,978 shares (1999—18,754,398)	10,582,966	10,461,318
Additional paid-in capital	406,558	362,298
Deficit	(8,792,002)	(8,663,673)
Accumulated other comprehensive income	46,391	107,752

	2,243,913	2,267,695

	$7,521,111	$3,803,563

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Statement of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30, 2000	Three Months Ended June 30, 2000	Six Months Ended June 30, 1999	Three Months Ended June 30, 1999
Revenue	$9,160,952	$5,962,990	$5,699,053	$3,733,729
Cost of goods sold	5,506,747	3,498,263	3,920,201	2,511,723

Gross margin	3,654,205	2,464,727	1,778,852	1,222,006
Operating expenses:
Promotion and selling	2,586,551	1,557,340	1,258,439	755,458
General and administrative	1,206,166	711,454	720,256	384,380

	3,792,717	2,268,794	1,978,695	1,139,838

Income (loss) from operations	(138,512)	195,933	(199,843)	82,168
Other income (expense):
Interest income, net	10,069	1,627	10,702	8,705
Other income	114	—	(19,260)	2,590

	10,183	1,627	(8,558)	11,295

Income (loss) for the period	$(128,329)	$197,560	$(208,401)	$93,463

Loss per share, basic	$(0.01)	$0.01	$(0.01)	$0.01
Loss per share, diluted	(0.01)	0.01	(0.01)	—

Weighted average common stock, basic	17,371,163	17,435,412	14,464,814	15,270,512
Weighted average common stock, diluted	17,413,523	18,913,523	15,852,801	17,352,801

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES
Interim Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)
Six months ended June 30, 2000
Years ended December 31, 1999 and 1998

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 1997	13,651,164	$8,360,685	$151,106	$160,516	$(6,319,662)		$2,352,645
Common stock repurchased	(20,000)	(13,960)	—	—	—		(13,960)
Options exercised	605,000	319,780	—	—	—		319,780
Common stock issued for cash	914,000	281,080	10,133	—	—		291,213
Options issued in connection with debt financing	—	—	12,137	—	—		12,137
Comprehensive loss:
Net loss	—	—	—	—	(1,534,835)	$(1,534,835)	(1,534,835)
Translation adjustments	—	—	—	(65,191)	—	(65,191)	(65,191)

Total comprehensive loss						$(1,600,026)

Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Warrants issued	—	—	9,600	—	—		9,600
Stock-based compensation	—	—	34,660	—	—		34,660
Warrants exercised	245,580	121,648	—	—	—		121,648
Comprehensive loss:
Net loss	—	—	—	—	(128,329)	$(128,329)	(128,329)
Translation adjustments	—	—	—	(61,361)	—	(61,361)	(61,361)

Total comprehensive loss						$(189,690)

Balance, June 30, 2000 (unaudited)	18,999,978	$10,582,966	$406,558	$46,391	$(8,792,002)		$2,243,913

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Interim Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999
Cash flows from operating activities:
Loss for the period	$(128,329)	$(208,401)
Items not involving cash:
Depreciation and amortization	116,007	108,196
Non-cash interest expense	400	—
Stock-based compensation expense	34,660	—
Changes in assets and liabilities:
Accounts receivable	(2,118,593)	(1,278,220)
Inventory	(1,665,507)	(602,369)
Prepaid expenses	(192,296)	8,877
Accounts payable and accrued liabilities	1,621,115	1,056,837

Net cash used in operating activities	(2,332,543)	(915,080)
Cash flows from investing activities:
Purchase of fixed assets	(66,215)	(30,790)
Purchase of intangible assets	(6,882)	(19,295)

Net cash used in investing activities	(73,097)	(50,085)
Cash flows from financing activities:
Repayment under line of credit	—	(201,957)
Net borrowing under line of credit	1,748,688	—
Repayment of capital lease obligations	(40,526)	(8,957)
Proceeds from exercise of warrants	121,648	—
Issuance of common stock, net of issuance costs	—	1,677,596

Cash flows provided by financing activities	1,829,810	1,466,682
Effect of foreign exchange rate changes on cash	(61,361)	44,527

Increase (decrease) in cash and cash equivalents	(637,191)	546,044
Cash and cash equivalents, beginning of period	344,551	219,819

Cash and cash equivalents (bank indebtedness), end of period	$(292,640)	$765,863

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation expense	$69,320	$—
Assets acquired under capital lease	119,073	—
Warrants issued as a prepaid financing charge	9,600	—
Cash paid during year to:
Interest payments	62,370	—
Income taxes	—	—

See accompanying notes to interim consolidated financial statements.

URBAN JUICE & SODA COMPANY LTD.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)
(Unaudited)
Six months ended June 30, 2000

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

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure market acceptance. Operations to date have primarily been financed through the issuance of common stock and long-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 1999 and 1998, the Company incurred losses of $809,176 and $1,534,835, respectively. The Company incurred further losses of $128,329 during the six months ended June 30, 2000. The Company's ability to continue as a going concern is dependent upon raising additional financing and generating future profitable operations.

2.  Significant accounting policies:

  (a)
  Basis of consolidation

    These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and reflect all adjustments, consisting solely of normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the financial results for the interim period. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

    Excluded from the computation of diluted loss per share for the six months ended June 30, 2000 are options and warrants to purchase 4,109,943 shares of common stock as their effect would be anti-dilutive.

  (d)
  Comprehensive loss:

    The Company discloses comprehensive loss in the Consolidated Statement of Stockholders' Equity. Comprehensive loss includes net loss and foreign currency translation adjustments.

3.  Bank indebtedness:

    In March, 2000, the Company secured a two-year line of credit with a financial institution. Borrowings under the agreement are limited to a function of the Company's accounts receivable and inventory balances to a maximum of $3,000,000. Borrowings bear interest at prime plus 1.5% (9.5% at June 30, 2000) and are secured by substantially all of the Company's accounts receivable and inventories. The line of credit agreement also provides for an annual facility fee of 1.5% of $3,000,000.

    In connection with the line of credit agreement, the Company issued warrants to purchase 25,000 shares of the Company's common stock at a price of Cdn$1.26. The warrant was recorded on issuance at its estimated fair value (FV) of $9,600. The deferred financing charge was recorded with a corresponding increase to additional paid in capital. The FV will be amortized to interest expense over the two year term of the warrant.

4.  Stockholders' equity:

  (a)
  Stock options and stock-based compensation:

    During the six months ended June 30, 2000, the Company recorded non-cash compensation expense of $34,660 relating to the issuance of options to consultants.

    During the six months ended June 30, 2000, the Company issued incentive stock options to purchase 97,500 shares of the Company's common stock to employees. The options have exercise prices ranging from C$1.05 to C$1.20 per share. The Company measures stock-based compensation on employee options using the intrinsic value method under APB 25. No compensation expense was recorded as a result of the issuance of these options.

  (b)
  Warrants:

    During the six months ended June 30, 2000, warrants to purchase 245,580 shares of the Company's common stock were exercised for proceeds of $121,648.

5.  Segmented information and export sales:

    The Company operates in one industry segment and substantially all of its operations are based in the United States. During the six months ended June 30, 2000, export sales to Canada were approximately $1,479,676 (1999—$715,944).

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the Three Months Ended June 30, 2000
(Expressed in U.S. Dollars)

Net Sales

    For the three months ended June 30, 2000, net sales were $5,962,990, an increase of $2,229,261, or 60% over the $3,733,729 sales for the three months ended June 30, 1999. The increase in net sales was attributable to increased sales of Jones Soda through the existing distribution network, and, to a lesser extent, to increasing sales of Jones Soda Whoopass, a functional energy drink and product extension of Jones Soda launched in December 1999. As of June 30, 2000, Jones Soda products were sold in 41 states of the United States and eight provinces of Canada.

Gross Profit

    Gross profit was $2,464,727 for the three months ended June 30, 2000, an increase of $1,242,721, or 102% over the $1,222,006 gross profit for the three months ended June 30, 1999. Gross profit as a percentage of net sales increased to 41.3% for the three months ended June 30, 2000 from 32.7% for the three months ended June 30, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda, and higher margins on Jones Soda Whoopass.

Total Operating Expenses

    Total operating expenses were $2,268,794 for the three months ended June 30, 2000, an increase of $1,128,956, or 99.0% higher than total operating expenses of $1,139,838 for the three-month period ended June 30, 1999. Total operating expenses as a percentage of sales increased to 38.0% from 30.5%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses incurred in the period to prepare for the 2000 summer season.

Promotion and Selling Expenses

    Promotion and selling expenses were $1,557,340 for the three months ended June 30, 2000, an increase of $801,882, or 106.2% from $755,458 for the three months ended June 30, 1999. Promotion and selling expenses as a percentage of net sales increased to 26.1% for the three months ended June 30, 2000 from 20.2% for the three months ended June 30, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with the increase in the size of the Company's sales force to prepare for the 2000 summer season. In addition, there were increases in promotional allowances and materials associated with the ongoing development of Jones Soda within the Company's distribution network.

General and Administrative Expenses

    General and administrative expenses were $711,454 for the three months ended June 30, 2000, an increase of $327,074, or 85.1% compared to $384,380 for the three months ended June 30, 1999. General and administrative expenses as a percentage of net sales increased to 11.9% for the three months ended June 30, 2000 from 10.3% for the three months ended June 30, 1999. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's continuation and physical re-location into the United States, including administrative overhead costs for the period being incurred in US dollars, as well as legal fees associated with the Company's litigation against Tastemaker.

Other expenses

    Other income was $1,627 for the three months ended June 30, 2000, a decrease of $9,668, or 85.6% lower than other income of $11,295 for the three months ended June 30, 1999. This decrease was primarily attributable to the decrease in interest income.

Net Income

    Net income was $197,560 for the three months ended June 30, 2000, compared to $93,463 for the three months ended June 30, 1999. The $104,097 increase in net income was attributable to increased sales and improved gross profit margins, offset by increased selling, general & administrative expenses.

Results of Operations for the Six Months Ended June 30, 2000
(Expressed in U.S. Dollars)

Net Sales

    For the six months ended June 30, 2000, net sales were $9,160,952, an increase of $3,461,899, or 61% over the $5,699,053 sales for the six months ended June 30, 1999. The increase in net sales was attributable to increased sales of Jones Soda through the existing distribution network, and, to a lesser extent, increasing sales of Jones Soda Whoopass.

Gross Profit

    Gross profit was $3,654,205 for the six months ended June 30, 2000, an increase of $1,875,353, or 105% over the $1,778,852 gross profit for the six months ended June 30, 1999. Gross profit as a percentage of net sales increased to 39.9% for the six months ended June 30, 2000 from 31.2% for the six months ended June 30, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda, as well as higher margins on Jones Soda Whoopass.

Total Operating Expenses

    Total operating expenses were $3,792,717 for the six months ended June 30, 2000, an increase of $1,814,022, or 91.7% higher than total operating expenses of $1,978,695 for the six-month period ended June 30, 1999. Total operating expenses as a percentage of sales increased to 41.4% from 34.7%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses incurred in the first six months of 2000.

Promotion and Selling Expenses

    Promotion and selling expenses were $2,586,551 for the six months ended June 30, 2000, an increase of $1,328,112, or 105.5% from $1,258,439 for the six months ended June 30, 1999. Promotion and selling expenses as a percentage of net sales increased to 28.2% for the six months ended June 30, 2000 from 22.1% for the six months ended June 30, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing size of the Company's sales force to prepare for the 2000 summer season.

General and Administrative Expenses

    General and administrative expenses were $1,206,166 for the six months ended June 30, 2000, an increase of $485,910, or 67.5% compared to $720,256 for the six months ended June 30, 1999. General and administrative expenses as a percentage of net sales increased to 13.2% for the six months ended June 30, 2000 from 12.6% for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's continuation and physical re-location into the United States as well as legal fees associated with the Company's litigation against Tastemaker.

Other expenses

    Other income was $10,183 for the six months ended June 30, 2000, an increase of $18,741, or 218.0% higher than other expense of $8,558 for the six months ended June 30, 1999. This increase was primarily attributable to the increase in the foreign exchange gain.

Net Loss

    Net loss was $128,329 for the six months ended June 30, 2000, compared to $208,401 for the six months ended June 30, 1999. The $80,072 decrease in the net loss was attributable to increased sales and improved gross profit margins, offset by increased selling, general & administrative expenses. Net loss as a percentage of sales decreased to 1.4% from 3.7% primarily due to increasing sales volume.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at June 30, 2000, the Company had working capital of $1,594,106 compared to working capital of $2,259,571 as at June 30, 1999. The decrease in working capital was primarily attributable to the Company funding operations through its Line of Credit facility in 2000 compared to using equity financing for the same period in 1999.

    On March 17, 2000, a credit facility was granted to the Company by Bank of America Commercial Finance, consisting of a three year revolving line of credit of up to $3,000,000. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademark license and trademarks, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime + 1.5%. The credit facility does not impose any financial covenants.

Investor Relations

    During the period ending June 30, 2000, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

    Not Applicable.

Item 3.  Defaults Upon Senior Securities

    Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the Company was held on May 31, 2000 and adjourned until June 26, 2000. A total of 10,480,688 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 55.71% of the total number of shares of the Company's Common Stock outstanding as of April 3, 2000, the record date for the meeting. The following three proposals were considered and voted on by the shareholders of the Company.

    Election of Directors. At the meeting, Peter M. van Stolk, Jennifer L. Cue, Ron B. Anderson, Michael M. Fleming, Matthew Kellogg, and Peter Cooper were re-elected to serve as directors of the Company, each for a term of one year until the Company's Annual Meeting of Shareholders in 2001. Peter M. van Stolk received 9,351,355 votes, which represents 89.33% of the shares present at the meeting in person or by proxy, Jennifer L. Cue received 9,286,855 votes, which represents 89.27% of the shares present at the meeting in person or by proxy, Ron B. Anderson received 9,344,855 votes, which represents 89.33% of the shares present at the meeting in person or by proxy, Michael M. Fleming received 9,346,855 votes, which represents 89.33% of the shares present at the meeting in person or by proxy, Matthew Kellogg received 9,347,855 votes, which represents 89.33% of the shares present at the meeting in person or by proxy, Peter Cooper received 9,347,855 votes, which represents 89.33% of the shares present at the meeting in person or by proxy.

    Re-incorporation in the State of Washington. The Company's shareholders approved the merger of the Company with and into Jones Soda Co., the Company's wholly-owned subsidiary incorporated in the State of Washington. Of the votes represented at the meeting, 10,302,264 votes were cast in favor of the merger, 56,000 votes were cast against the merger, and 1,654,219 votes abstained or were withheld from voting. The merger was effectuated as of August 2, 2000.

    Appointment of Auditors. The Company's shareholders approved the re-appointment of KPMG LLP, Chartered Accountants, as independent auditors of the Company to hold office until the next annual meeting of shareholders of the Company. The auditors received 9,367,005 votes, which represents 89.42% of the shares present at the meeting in person or by proxy.

Item 5.  Other Information

    Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (A)
  EXHIBITS

    See Exhibit Table on page 16.

  (B)
  REPORTS ON FORM 8-K

    Not Applicable.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of August, 2000.	URBAN JUICE & SODA COMPANY LTD.
	By:	/s/ JENNIFER L CUE Jennifer L Cue Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBITS

Page	Exhibit Number	Exhibit Name
17	27.1	Financial Data Schedule

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K