Form 10QSB
period 2000-09-30
JONES SODA CO
filed 2000-11-14
CIK 1083522

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 333-75913

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1696175 (I.R.S. Employer Identification Number)
234 9th Avenue North Seattle, Washington 98109 (Address of principal executive office)	(206) 624-3357 (Registrant's telephone number, including area code)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2000, the issuer had 18,999,978 shares of common stock outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

URBAN JUICE & SODA COMPANY LTD.
FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JONES SODA CO.
AND SUBSIDIARIES
Interim Consolidated Balance Sheet
(Expressed in U.S. Dollars)

	September 30, 2000	December 31, 1999
	(unaudited)
Assets
Curent assets:
Cash and cash equivalents	$3,807,046	$344,551
Accounts receivable	2,731,352	1,267,102
Inventory	2,194,884	1,347,375
Prepaid expenses	347,655	169,493

	9,080,937	3,128,521
Fixed assets	627,001	560,396
Intangible assets	135,031	114,646

	$9,842,969	$3,803,563

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$2,351,003	$401,122
Accounts payable and accrued liabilities	1,943,141	1,031,179
Current portion of capital lease obligations	81,116	33,009

	4,375,260	1,465,310
Capital lease obligations, less current portion	86,509	70,558
Stockholders' equity:
Common stock:
Authorized:
100,000,000 shares, no par value
Issued and outstanding:
18,999,978 shares (1999—18,754,398)	10,582,966	10,461,318
Additional paid-in capital	475,878	362,298
Deficit	(5,724,035)	(8,663,673)
Accumulated other comprehensive income	46,391	107,752

	5,381,200	2,267,695

	$9,842,969	$3,803,563

JONES SODA CO.
AND SUBSIDIARIES
Interim Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Nine months ended September 30, 2000	Three months ended September 30, 2000	Nine months ended September 30, 1999	Three months ended September 30, 1999
Revenue	$14,930,801	$5,769,849	$9,242,073	$3,543,019
Cost of goods sold	8,910,972	3,404,225	6,185,298	2,265,096

Gross margin	6,019,829	2,365,624	3,056,775	1,277,923
Operating expenses:
Promotion and selling	5,229,216	2,642,228	2,158,204	893,644
General and administrative	2,169,094	939,618	1,122,995	386,153

	7,398,310	3,581,846	3,281,199	1,279,797

Loss from operations	(1,378,481)	(1,216,222)	(224,424)	(1,874)
Other income (expense):
Interest income, net	12,028	1,846	7,272	6,440
Other income	30,860	7,113	44,573	25,469
Settlement—litigation	4,275,231	4,275,231	[cad228]	—

	4,318,119	4,284,190	51,845	31,909

Net income (loss) for the period	$2,939,638	$3,067,968	$(172,579)	$30,335

Income (loss) per share, basic	$0.17	$0.18	$(0.01)	$0.01
Income (loss) per share, diluted	0.16	0.17	(0.01)	0.01

Weighted average common stock, basic	17,414,415	17,499,978	15,373,033	17,178,581
Weighted average common stock, diluted	18,446,674	18,434,273	19,410,411	21,215,959

JONES SODA CO.
and subsidiaries
Interim Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Years ended December 31, 1999 and 1998 Nine months ended September 30, 2000
	Common stock	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Total Stockholders' equity
Balance, December 31, 1997	13,651,164	$8,360,685	$151,106	$160,516	$(6,319,662)		$2,352,645
Common stock repurchased	(20,000)	(13,960)	—	—	—		(13,960)
Options exercised	605,000	319,780	—	—	—		319,780
Common stock issued for cash	914,000	281,080	10,133	—	—		291,213
Options issued in connection with debt financing	—	—	12,137	—	—		12,137
Comprehensive loss:
Net loss	—	—	—	—	(1,534,835)	$(1,534,835)	(1,534,835)
Translation adjustments	—	—	—	(65,191)	—	(65,191)	(65,191)

Total comprehensive loss						$(1,600,026)

Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Warrants issued	—	—	9,600	—	—		9,600
Stock-based compensation	—	—	103,980	—	—		103,980
Warrants exercised	245,580	121,648	—	—	—		121,648
Comprehensive loss:
Net Gain	—	—	—	—	3,014,638	$3,014,638	3,014,638
Translation adjustments	—	—	—	(61,361)	—	(61,361)	(61,361)

Total comprehensive income						$2,953,277

Balance, September, 2000 (unaudited)	18,999,978	$10,582,966	$475,878	$46,391	$(5,649,035)		$5,456,200

See accompanying notes to interim consolidated financial statements.

JONES SODA CO.
and subsidiaries
Interim Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine months ended September 30, 2000	Nine months ended September 30, 1999
Cash flows from operating activities:
Net income (loss) for the period	$2,939,638	$(172,579)
Items not involving cash:
Depreciation and amortization	170,874	164,216
Non-cash interest expense	400	—
Stock-based compensation expense	113,180	—
Changes in assets and liabilities:
Accounts receivable	(1,464,250)	(935,199)
Inventory	(847,509)	(1,281,799)
Prepaid expenses	(178,162)	25,994
Accounts payable and accrued liabilities	911,962	1,270,633

Net cash used in operating activities	1,646,133	(928,734)
Cash flows from investing activities:
Purchase of fixed assets	(118,406)	(127,442)
Purchase of intangible assets	(20,385)	(38,388)

Net cash used in investing activities	(138,791)	(165,830)
Cash flows from financing activities:
Repayment under line of credit	—	(201,957)
Net borrowing under line of credit	1,949,881	—
Proceeds (repayments) of capital lease obligations	(55,015)	57,589
Proceeds from exercise of warrants	121,648	—
Issuance of common stock, net of issuance costs	—	1,677,596

Cash flows provided by financing activities	2,016,514	1,533,228
Effect of foreign exchange rate changes on cash	(61,361)	54,278

Increase (decrease) in cash and cash equivalents	3,462,495	492,942
Cash and cash equivalents, beginning of period	344,551	219,819

Cash and cash equivalents (bank indebtedness), end of period	$3,807,046	$712,761

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation expense	$113,180	$—
Assets acquired under capital lease	119,073	—
Warrants issued as a prepaid financing charge	9,600	—
Cash paid during year to:
Interest payments	160,557	—
Income taxes	—	—
Other items:
Settlement—litigation	4,510,350	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO.
and subsidiaries

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
Nine months ended September 30, 2000

1.  Description of business:

    Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co., a carbonated soft drink; WhoopAss, a high energy drink; and WAZU, a natural spring water. Urban Juice and Soda Company Ltd., the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice merged with Jones Soda Co., its wholly owned Washington subsidiary.

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure market acceptance. Operations to date have primarily been financed through the issuance of common stock and long-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 1999 and 1998, the Company incurred losses of $809,176 and $1,534,835, respectively. The Company incurred further losses from operation of $1,378,481 during the nine months ended September 30, 2000. The Company's ability to continue as a going concern is dependent upon raising additional financing and generating future profitable operations.

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

  (c)
  Foreign currency translation:

      The functional currency of Jones Soda Co. is the United States (U.S.) dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. These financial statements have been prepared using the U.S. dollar as the reporting currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from the process is presented separately as a component of accumulated other comprehensive income in stockholders' equity. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

  (d)
  Net income (loss) per share:

      Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted income (loss) per share is computed using the weighted average number of shares of common and potentially dilutive common stock outstanding during the period.

  (e)
  Comprehensive income (loss):

      The Company discloses comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

3. Bank indebtedness:

    In March, 2000, the Company secured a two-year line of credit with a financial institution. Borrowings under the agreement are limited to a function of the Company's accounts receivable and inventory balances to a maximum of $3,000,000, as of September 30, 2000 the total line of credit available is $2,474,240. Borrowings bear interest at prime plus 1.5% (11% at September 30, 2000) and are secured by substantially all of the Company's accounts receivable and inventories. The line of credit agreement also provides for an annual facility fee of 1.5% of $3,000,000.

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

4.  Stockholders' equity:

  (a)
  Stock options and stock-based compensation:

      During the nine months ended September 30, 2000, the Company recorded non-cash compensation expense of $113,180 relating to the issuance of options to consultants.

      During the nine months ended September 30, 2000, the Company issued incentive stock options to purchase 236,000 shares of the Company's common stock to employees. The options have exercise prices ranging from C$1.00 to C$1.20 per share. The Company measures stock-based compensation on employee options using the intrinsic value method under APB 25. No compensation expense was recorded as a result of the issuance of these options.

  (b)
  Warrants:

      During the nine months ended September 30, 2000, warrants to purchase 245,580 shares of the Company's common stock were exercised for proceeds of $121,648.

5.  Segmented information and export sales:

    The Company operates in one industry segment and substantially all of its operations are based in the United States. During the nine months ended September 30, 2000, export sales to Canada were approximately $2,447,054 (1999—$1,267,108).

6.  Settlement

    On September 26, 2000 the Company signed a Settlement Agreement with a former ingredient supplier who then agreed to pay $4,510,350 (Canadian Dollars—$6,750,000) to settle all of the Company's outstanding litigation against them. The funds were received on September 27, 2000. The company had accrued $235,119 in accounts receivable in 1997 relating to problems incurred from the former ingredient supplier, which has resulted in a net settlement of $4,275,231.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ended September 30, 2000
(Expressed in U.S. Dollars)

Net Sales

    For the three months ended September 30, 2000, net sales were $5,769,849, an increase of $2,226,830, or 62.9% over the $3,543,019 sales for the three months ended September 30, 1999. The increase in net sales was attributable to increased sales of Jones Soda through the existing distribution network, and, to a lesser extent, to increasing sales of Jones Soda Whoopass, a functional energy drink and product extension of Jones Soda launched in December 1999. As of September 30, 2000, Jones Soda products were sold in 41 states of the United States and eight provinces of Canada.

Gross Profit

    Gross profit was $2,365,624 for the three months ended September 30, 2000, an increase of $1,087,701, or 85.1% over the $1,277,923 gross profit for the three months ended September 30, 1999. Gross profit as a percentage of net sales increased to 41.0% for the three months ended September 30, 2000 from 36.1% for the three months ended September 30, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda, and higher margins on Jones Soda Whoopass.

Total Operating Expenses

    Total operating expenses were $3,581,846 for the three months ended September 30, 2000, an increase of $2,302,049, or 180% higher than total operating expenses of $1,279,797 for the three-month period ended September 30, 1999. Total operating expenses as a percentage of sales increased to 62% from 36.1%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses incurred in the period for the 2000 summer season as well as increased administrative expenses associated with increased legal and consulting expenses incurred in achieving a settlement associated with litigation against a former ingredient supplier.

Promotion and Selling Expenses

    Promotion and selling expenses were $2,642,228 for the three months ended September 30, 2000, an increase of $1,748,584, or 195% from $893,644 for the three months ended September 30, 1999. Promotion and selling expenses as a percentage of net sales increased to 45.80% for the three months ended September 30, 2000 from 25.2% for the three months ended September 30, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with the increase in the size of the Company's sales force. In addition, there were increases in promotional allowances and materials associated with the ongoing development of Jones Soda within the Company's distribution and retail chain network.

General and Administrative Expenses

    General and administrative expenses were $939,618 for the three months ended September 30, 2000, an increase of $553,465, or 143% compared to $386,153 for the three months ended September 30, 1999. General and administrative expenses as a percentage of net sales increased to 16.3% for the three months ended September 30, 2000 from 10.9% for the three months ended September 30, 1999. The increase in general and administrative expenses was primarily attributable to increased legal and consulting fees associated with the Company's litigation against a former ingredient supplier and to a lesser extent expenses related to the Company's continuation and physical re-location into the United States.

Other expenses

    Other income was $8,959 for the three months ended September 30, 2000, a decrease of $22,950, or 72% lower than other income of $31,909 for the three months ended September 30, 1999. This decrease was primarily attributable to a decrease in a foreign exchange gain.

Settlement—Litigation

    On September 26, 2000 the Company signed a Settlement Agreement with a former ingredient supplier who then agreed to pay $4,510,350 (Canadian Dollars—$6,750,000) to settle all of the Company's outstanding litigation against them. The funds were received on September 27, 2000.

Net Income/Loss

    Net income was $3,067,968 for the three months ended September 30, 2000, compared to $30,335 for the three months ended September 30, 1999. The increase in net income was attributable to settlement monies received, partially offset by an increased operating loss incurred.

Results of Operations for the Nine Months Ended September 30, 2000
(Expressed in U.S. Dollars)

Net Sales

    For the nine months ended September 30, 2000, net sales were $14,930,801, an increase of $5,688,728, or 61.6% over the $9,242,073 sales for the nine months ended September 30, 1999. The increase in net sales was attributable to increased sales of Jones Soda through the existing distribution network, and, to a lesser extent, increasing sales of Jones Soda Whoopass.

Gross Profit

    Gross profit was $6,019,829 for the nine months ended September 30, 2000, an increase of $2,963,054, or 96.9% over the $3,056,775 gross profit for the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased to 40.3% for the nine months ended September 30, 2000 from 33.1% for the nine months ended September 30, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda, as well as higher margins on Jones Soda Whoopass.

Total Operating Expenses

    Total operating expenses were $7,398,310 for the nine months ended September 30, 2000, an increase of $4,117,111, or 125% higher than total operating expenses of $3,281,199 for the nine-month period ended September 30, 1999. Total operating expenses as a percentage of sales increased to 49.6% from 35.5%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses and administrative expenses incurred in the first nine months of 2000.

Promotion and Selling Expenses

    Promotion and selling expenses were $5,229,216 for the nine months ended September 30, 2000, an increase of $3,071,012, or 142% from $2,158,204 for the nine months ended September 30, 1999. Promotion and selling expenses as a percentage of net sales increased to 35% for the nine months ended September 30, 2000 from 23.3% for the nine months ended September 30, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing size of the Company's sales force and distributor programs and retain chain listings incurred in the 2000 summer season.

General and Administrative Expenses

    General and administrative expenses were $2,169,094 for the nine months ended September 30, 2000, an increase of $1,046,099, or 93.2% compared to $1,122,995 for the nine months ended September 30, 1999. General and administrative expenses as a percentage of net sales increased to 14.5% for the nine months ended September 30, 2000 from 12.2% for the nine months ended September 30, 1999. The increase in general and administrative expenses was primarily attributable to legal and consulting fees associated with the Company's litigation against a former ingredient supplier as well as expenses associated with the Company's continuation and physical re-location into the United States.

Other expenses

    Other income was $42,888 for the nine months ended September 30, 2000, a decrease of $8,957, or 17.3% from income of $51,845 for the nine months ended September 30, 1999. This decrease was primarily attributable to the increase in the foreign exchange gain.

Settlement—Litigation

    On September 26, 2000 the Company signed a Settlement Agreement with a former ingredient supplier who then agreed to pay $4,510,350 (Canadian Dollars—$6,750,000) to settle all of the Company's outstanding litigation against them. The funds were received on September 27, 2000.

Net Income/Loss

    Net income was $2,939,638 for the nine months ended September 30, 2000, compared to $(172,579) for the nine months ended September 30, 1999. The increase in net income was attributable to settlement monies received, partially offset by an increased operating loss incurred.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at September 30, 2000, the Company had working capital of $4,705,677 compared to working capital of $1,663,211 as at December 31, 1999. The increase in working capital was primarily attributable to the infusion of capital from the settlement monies received from litigation against a former ingredient supplier.

Investor Relations

    During the period ending September 30, 2000, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 1997, the Company filed a Statement of Claim in the British Columbia Supreme Court (Urban Juice & Soda Company Ltd. v. Hercules Incorporation et al.). The named defendants were Tastemaker, Tastemaker Canada Inc., Hercules Incorporation and Mallinckrodt Inc. Givaudan Roure Flavors Corporation, by agreement dated March 31, 1997, assumed the United States liabilities of Tastemaker, and on August 6, 1997 was substituted as the defendant in place of Mallinckrodt Inc., carrying under the name and style of Tastemaker, Hercules Incorporated, and Tastemaker. Tastemaker and its affiliated companies were the flavor houses that created the concentrate for the original line of flavors for Jones Soda. On September 22, 2000, the Company executed a Settlement Agreement with Givaudan Roure Flavors Corporation and Tastemaker relating to Jones Soda's claim against Tastemaker. Under the Settlement Agreement, the Company dismissed its actions upon Tastemaker's payment of Cdn$6,750,000.
See Item#6.
Item 2.	Changes in Securities and Use of Proceeds
Not Applicable.
Item 3.	Defaults Upon Senior Securities
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
Not Applicable.
Item 6.	Exhibits and Reports on Form 8-K
(A) EXHIBITS
None
(B) REPORTS ON FORM 8-K

On September 28, 2000, the Company filed a Current Report Form 8-K under Item 5 reporting the settlement of pending litigation. The Company did not file financial statements with that Current Report on Form 8-K.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JONES SODA CO.
By:	/s/ PETER VAN STOLK Peter Van Stolk President and Chief Executive Officer

Dated: November 13, 2000

EXHIBIT INDEX

Exhibit Number	Description
99.1	Press release dated September 28, 2000: "JONES SODA CO. SETTLES LITIGATION"

QuickLinks

URBAN JUICE & SODA COMPANY LTD. FORM 10-QSB
  Item 1. Financial Statements
Interim Consolidated Balance Sheet
Interim Consolidated Statement of Operations
Interim Consolidated Statement of Stockholders Equity
Interim Consolidated Statement of Cash Flows
  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  Results of Operations for the Nine Months Ended September 30, 2000 (Expressed in U.S. Dollars)
  PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX