Form 10KSB40
period 2000-12-31
JONES SODA CO
filed 2001-03-30
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number

Jones Soda Co.
(Name of small business issuer in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1696175 (I.R.S. Employer Identification No.)
234 9th Avenue North Seattle, WA 98109 (Address of Principal Executive Offices)	(206) 624-3357 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, without par value
(Title of class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuer's revenues for its most recent fiscal year: $19,016,496

   The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of March 15, 2001, $11,210,459.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2001, there were 19,328,378 shares of the Company's common stock issued and outstanding.

   Documents Incorporated By Reference: The Company's definitive proxy statement for its annual meeting of shareholders on May 31, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2000, is incorporated by reference in Part III hereof. Transitional Small Business Disclosure Format (Check one): Yes    ; No  X

JONES SODA CO.
Form 10-KSB Annual Report
Table of Contents

EXPLANATORY NOTE

    Unless otherwise indicated or the context otherwise requires, all references herein to "we," "us," and "the Company" are to Jones Soda Co., a Washington corporation, and its wholly owned subsidiaries WAZU Products Ltd., Jones Soda Co. (USA) Inc. and myjones.com Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Statements in this report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company's business and prospects, see "ITEM 1.—DESCRIPTION OF BUSINESS—Risk Factors Affecting the Business of the Company."

CURRENCY TRANSLATION

    Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. The Company's financial statements are reported in United States dollars.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

    We develop, produce, market and distribute "alternative" or "New Age" beverages. We currently produce, market and distribute two unique beverage brands, Jones Soda Co. ®, a "premium" soda, and Jones Soda WhoopAss™, an energy drink.

    Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

  •
  creating strong distributor relationships;

  •
  stimulating strong consumer demand for our existing brands and products throughout the United States and Canada; and

  •
  developing unique alternative beverage brands and products.

    The premise underlying our business strategy is that the commercial success of any alternative or New Age beverage brand will, in large part, be determined by its brand image. Moreover, due to the limited life cycle of beverages in the alternative or New Age category of the beverage industry, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. Beginning in March 1995, our business has shifted from being solely a regional distributor of licensed and unlicensed brands and products to being solely a developer, producer, marketer and distributor of our internally developed brands and products. During this period we have also reorganized and strengthened our senior management team.

    We use contract packers to prepare, bottle and package Jones Soda's internally developed products, continually reviewing our contract packing needs in light of regulatory compliance and logistical requirements. Currently, our primary contract packers are located in Burnaby, British Columbia, Woodbridge, Ontario, and Warrenton, Missouri. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications.

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

Historical Development

    We were incorporated on December 23, 1986, under the British Columbia Company Act as "2072 Investment Ltd." After several name changes, we became "Urban Juice & Soda Company Ltd." on May 26, 1993. On December 31, 1999, we continued out of British Columbia to the State of Wyoming, as a result of which, we ceased to be a British Columbia company and became a Wyoming corporation. On August 1, 2000, we merged Urban Juice & Soda Company Ltd. into Jones Soda Co., aWashington State corporation.

    We began as a marketer and distributor of juices, sodas and other New Age and alternative beverages. By the end of 1994, we had established our business as a full-line beverage distribution company focusing on the distribution of alternative beverage products in Western Canada. During 1994, we simultaneously completed the creation of two internally developed products and began work on the creation of a third internally developed product. In March 1995, coinciding with the accelerating demand for bottled water, we launched our first unique brand, WAZU®, a natural spring water. In

November 1995, we launched our second trademarked brand, Jones Soda Co.®. We continued to distribute other brands, but stopped doing so by the end of 1996, in order to increase our business focus on our own brands.

    From 1997 to 2000, the Company has operated solely as a beverage manufacturer and marketer of its own brands, Jones Soda Co. and Wazu. The Company's primary brand, Jones Soda Co. and its product extensions, comprise the majority of the Company's sales, with Wazu comprising less than 1% of the Company's total sales. In June 1998, the Company introduced a product extension of Jones Soda Co., Natural Jones, a natural soda formulation. In January 1999, the Company introduced another product extension of Jones Soda Co., Slim Jones®, a diet version of Jones Soda Co. In August 1999, the Company created a third product extension of Jones Soda Co., Jones WhoopAss, an energy drink. In June 2000, the Company decided to stop producing Natural Jones in order to focus on its core brands, Jones Soda Co.and Jones WhoopAss. In November 2000, the Company created a product extension of Jones Soda Co., Jones Juice™ for launch in April 2001.

Subsidiaries

  •
  WAZU Products Ltd.—A wholly-owned subsidiary, incorporated in British Columbia, which focuses on our operations in Canada.

  •
  Jones Soda Co. (USA) Inc.—A wholly-owned subsidiary, incorporated in the State of Washington, which focuses on our operations in the United States.

  •
  Myjones.com Inc.—A wholly-owned subsidiary incorporated in the State of Washington, which operates our www.myjones.com website.

The New Age or Alternative Beverage Industry

    Jones Soda Co., WAZU, and Jones WhoopAss, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, beer, fruit juices and drinks, bottled water, wine and spirits.

    In its annual beverage market survey for calendar year 1999, Beverage World magazine (www.beverageworld.com) estimated that the New Age or alternative beverage markets grew 13.3% over 1998, to approximately $8.6 billion in total sales.

    New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the products use natural ingredients and flavors. According to Beverage Marketing Corporation (www.beverageworld.com), for 1999, the New Age or alternative beverage category consists of the following segments:

  •
  Energy drinks

  •
  Premium Soda

  •
  Ready-to-drink (RTD) Coffee

  •
  Ready-to-drink (RTD) teas

  •
  Retail polyethylene terephthalate (PET) bottled waters

  •
  Single-serve fruit beverages

  •
  Sports beverages

  •
  Sparkling water

  •
  Vegetable/Fruit Blends

  •
  Other New Age beverages

Business Strategy

    After witnessing the proliferation of hundreds of new ready-to-drink tea brands during the first half of 1995, we anticipated what we believed to be a peak in the product life cycle for this segment of the New Age beverage category and decided to launch our trademarked brand, Jones Soda Co., which we believed was creating a new category and offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the "all-natural soda" segment to the "premium soda" segment and cited Jones Soda Co. as an example of a beverage in this category. Thus, we believe that the Jones Soda Co. brand and product line have helped to create a new segment in the New Age or alternative beverage industry.

    Utilizing creative but relatively low cost marketing and brand promotion techniques, we are currently focused on building a strong distributor network for our lead brand, Jones Soda Co. We believe that our experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with its efforts to build a quality network of independent distributors. Moreover, we believe that our first hand experience watching other companies' fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five New Age beverage brands, including Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple, have each achieved a minimum of $100,000,000 in revenues. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination. In developing the Jones Soda Co. brand, we believe we have created a leading brand in the premium soda segment of the New Age beverage category and have marketed the product with a distinct fashion component. The fashion component includes black and white labels, which is representative of current overall fashion trends. See "Products—Jones Soda Co." We believe we will be ready to launch new unique brands, products and/or product extensions through our then-existing distributor network if and when the consumer demand for Jones Soda Co. brand or products begins to decline.

    Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of and brand loyalty to our unique brands and products. We believe that products in the New Age beverage category, much like certain fashion trends, tend to have a limited life cycle of approximately five to nine years. As part of our business strategy, we intend to launch new brands, products and/or product extensions at approximately eighteen to thirty month intervals. See "Brand and Product Development," below.

    Key elements of our business strategy include the following:

  Brand Franchise

    We believe that the market for alternative beverages is dependent to a large extent on image more than taste, and that this market is driven by trendy, young consumers between the ages of 12 and 34. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of such point-of-sale items as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on its bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda Co. labels. We believe that our labeling, marketing and promotional materials increase distributor, retailer and consumer awareness of our brands and products.

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

We have used, and intend to continue to use, a different artist, or group of artists, whose portfolio of work best suits Jones Soda Co. with respect to the creation of a particular new brand or product extension. Such artists work closely with us to finalize the creation of a new brand image and design. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

    Due to the limited life cycle of beverages in the New Age or alternative category, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

Products

    Jones Soda Co.  We believe that our trademarked Jones Soda Co. brand and product line is a leader in the Premium Soda segment of the New Age beverage category. The Jones Soda Co. product line currently consists of the following sixteen flavors:

• Orange Soda	• Strawberry Lime Soda	• Fufu Berry Soda	• Fun Soda
• Grape Soda	• Vanilla Cola	• Blue Bubblegum Soda
• Cherry Soda	• Root Beer	• Green Apple Soda
• Lemon Lime Soda	• Cream Soda	• Pineapple Upside-Down Soda
• Crushed Melon	• Pink	• Happy Soda

    Each of the current Jones Soda Co. products is made from natural and artificial flavors. Some flavors distributed in the U.S. market may contain caffeine. Each flavor has a different color profile which we believe is readily distinguishable on a retail shelf. Most Jones Soda Co. beverage products come in twelve ounce (355ml) clear long-neck bottles with primarily black and white labels displaying a variety of contemporary urban American images. We also encourage consumers of Jones Soda Co., through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda Co. labels.

    Our current Slim Jones beverage products are:

• Diet Cream Soda	• Diet Black Cherry Soda

    In August 1999 we developed, and in October 1999 launched, Jones WhoopAss. Jones WhoopAss is a citrus drink in an 8.4 ounce (250ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. Jones WhoopAss is a new category extension for Jones Soda Co. which competes in the Energy Drink category of the New Age beverage industry.

    On February 22, 2001, the Company announced that it will be launching a non-carbonated beverage, Jones Juice™. The Jones Juice product line, which was developed in late 2000 and early 2001, will initially be made up of two teas and four juices and will be sold in 20 ounce bottles. Jones Juice will have 100% natural flavors and will contain ingredients such as ginseng, royal jelly, kava kava, valerian root, lemongrass, zinc, taurine, creatine and various vitamins. The Company anticipates launching Jones Juice to its distributor network in early April 2001.

    For the year ended December 31, 2000, revenue from the sale of Jones Soda Co. and its product extensions, Slim Jones and Natural Jones, constituted 81.2% of the Company's total revenue. Revenue from the sale of Jones WhoopAss constituted 18.7% of the Company's total revenue.

    WAZU.  We also seek to distinguish our WAZU brand and product line from other competitive brands and product lines in the now well-developed PET bottled water segment of the alternative or New Age beverage category. WAZU contains water currently sourced from spring water in Burnaby, British Columbia. We have positioned the WAZU brand and product line in the middle price point of the PET bottled water category. In doing so, we offer WAZU to distributors as a brand that will offer enhanced incremental sales without damaging sales of their current brands.

    For the year ended December 31, 2000, revenue from the sale of WAZU products came solely from sales in Canada and constituted 0.1% of the Company's total sales revenue.

Marketing, Sales And Distribution

  Marketing

    Our pricing policies for the Jones Soda Co., Jones WhoopAss and WAZU brands take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. Since we can control our production costs, we work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each chain in the distribution process. The suggested retail price for Jones Soda Co. products is Can.$0.99—Can.$1.29 in Canada and $0.79—$1.09 in the United States. The suggested retail price for Jones WhoopAss is $1.99 in the United States and Can.$1.99 in Canada. The suggested retail price for a wee WAZU (500ml bottle) is Can.$0.89—Can.$0.99 in Canada.

    We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to increase consumer awareness of our proprietary brands. In response to consumer demand, we sell our wearables on our web site http://www.jonessoda.com. Through cooperative advertising, certain of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we have planned or are planning to sponsor or participate on a "grass roots" level at certain events in an attempt to increase brand awareness and loyalty. We have also devised a number of other low cost techniques which involve all Jones Soda Co. personnel (and which we treat as trade secrets) to create distinct personalities for each of our brands. We also have a program of sponsoring extreme sport athletes to promote Jones Soda Co. Pursuant to the program, we have signed up several athletes in the skateboard, snowboard and mountain bike industries. We also use three leased recreational vehicles painted with the Jones Soda Co. colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new markets. In addition to these marketing techniques, we also initiated a campaign of cross-promotions with other companies. Such cross promotions in 2000 were with BMG Entertainment and Fox Interactive.

    During 2000 we maintained our unique website, www.myjones.com, which allows our Jones Soda Co. consumers to create their own personalized 12 pack of Jones Soda Co. with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda Co. brand. Consumers can scan their unique photo through the web and crop and create their own "myjones" labels. The unique labels are downloaded at our office in Canada and we send out 12 packs of the soda to the consumer. We believe this strategy has increased awareness for the Jones Soda Co. brand as well as provided for increased consumer interactivity with the Jones Soda Co. brand, and we anticipate that it will continue to achieve these objectives.

  Sales

    Our unique products are sold in eight provinces in Canada and 41 states in the U.S., primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets. During the year ended December 31, 2000, sales to the U.S. represented 82.5% of total sales, while sales to Canada represent 17.0% and sales to the U.K. represent .5% of total sales, respectively.

    During 2000, our sales force was organized into nine regional groups, including the U.S. Pacific Northwest, the U.S. Southwest, the U.S. South, the U.S. Northeast, the U.S. Southeast, the U.S. Midwest, Canada and International. Various Regional Managers were ultimately responsible for the separate regions. All of our sales personnel have had prior industry experience. Senior sales personnel are responsible for large retail accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with the sales representatives of our independent distributors to help them open street level retail accounts and train them in our sales and marketing techniques.

  Distribution

    Our products are sold by approximately 140 independent distributors. Our policy is to grant our distributors rights to sell particular brands within a defined territory. The majority of our distributors carry other beverage products. Agreements with our distributors vary, but most are oral and terminable by either party at will, as is common in the beverage industry.

    During the year ended December 31, 2000, the three primary distributors of our products purchased approximately 10.6%, 7.9% and 4.3%, respectively, of the total number of cases sold by Jones Soda Co. We anticipate that, concurrent with the expected increase in consumer awareness of our brands, we will continue to upgrade and expand our distributor network, which may result in a decreased dependence on any one or more of our independent distributors.

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

Production

  Contract Packing Arrangements

    We currently use three main independent contract packers known as "co-packers" to prepare and bottle our products. As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements, except as detailed below.

  Raw Materials

    The raw materials used in the preparation and packaging of our products (consisting primarily of concentrate, glass, labels, caps and packaging) are purchased from suppliers selected either directly by our contract packers or by us which, in turn, supply those raw materials to our contract packers.

    We believe that we have adequate sources of raw materials which are available from multiple suppliers. Currently, we purchase all of our flavor concentrate for Jones Soda Co. products from Pro-Liquitech,  Inc., a flavor concentrate company, on an exclusive basis. We intend to purchase flavor concentrate from multiple flavor houses for future Jones Soda Co. flavors and/or additional products, with the intention of developing secondary sources of flavor concentrate for each of our products. The water used to produce Jones Soda Co. is filtered and is also treated to reduce alkalinity.

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

    Testing at both the Jones Soda Co. facility and the contract production facilities includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. This information is then logged into a database for rapid statistical analysis and followed up with each contract packer. We believe our production facilities inspection program meets or exceeds industry standards. Water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product.

    We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers' production facilities and monitor their product quality.

  Regulation

    The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including without limitation, Health Canada, Agriculture and Agri-Food Canada and the United States Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling and/or ingredient infractions with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no potential notifications or actions currently outstanding. See "Risk Factors Affecting the Business of the Company," below.

Trademarks, Flavor Concentrate Trade Secrets And Patent Pending

    We own a number of trademarks, including the following in Canada and the United States: "Jones Soda Co.®," "WAZU®," "Jones WhoopAss™" and "Slim Jones®." In Canada the trademarks expire 15 years from the registration date and in the United States 10 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in Canada and the United States for a number of other trademarks for slogans and product designs, including "Wet Yourself™," "I've Got A Jones For A Jones®," "Jones Soda Co. and Design™," "WAZU and Design®" and "My Jones™". In addition, trademark protection for the marks "Jones Soda Co." and "WAZU" have also been applied for in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

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

    We consider our trademarks and flavor concentrate trade secretes to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See "Risk Factors Affecting The Business of The Company," below.

Competition

    The beverage industry is highly competitive. The principal methods of competition in the beverage industry include brand name, brand image, price, labeling and packaging, product quality and taste, trade and consumer promotions and the development of new brands, products and product extensions. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than Jones Soda Co. We also compete with regional beverage producers and "private label" soft drink suppliers.

    In order to compete effectively in the beverage industry, we believe that we must first convince independent distributors that Jones Soda Co. is a leading brand in the newly created premium soda segment of the alternative or New Age beverage industry. As such, Jones Soda Co. provides distributors with the opportunity for incremental beverage sales growth rather than replacing their existing beverage sales. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda Co. brand, we sell Jones WhoopAss as a complementary brand which may replace other energy drinks. Jones Juice, which was developed in 2000, will be offered in 2001 as a complementary brand to our existing distributor network which may replace other single-serve fruit beverages or ready-to-drink (RTD) teas. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See "Risk Factors Affecting The Business of The Company," below.

    Pricing of the products is also important. The Jones Soda Co. products are priced in the same price range as competitive New Age beverage brands and products. WAZU products are priced in the middle of the pricing range for PET bottled water products. Jones WhoopAss is priced in the middle to high of the pricing range for energy drinks.

Employees

    As of December 31, 2000, we had 46 full-time employees, 32 of whom were employed in sales and marketing capacities, eight were employed in administrative capacities, and four were employed in manufacturing and quality control capacities. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

Risk Factors Affecting The Business Of The Company

    THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, READERS

SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

  Strong Opposition From Traditional Non-Alcoholic Beverage Manufacturers May Prevent Us From Expanding Our Market

    The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than Jones Soda Co. and some of which are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as Jones Soda Co. We also compete with regional beverage producers and "private label" soft drink suppliers. If, due to such pressure or other competitive threats, we are unable to sufficiently develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than Jones Soda Co., could have a material adverse effect on our ability to expand the market for our products.

  Our Dependence On Non-Contract, Independent Distributors Could Affect Our Ability To Efficiently And Profitably Distribute And Market Our Product

    Agreements with our independent distributors vary, but most are oral and terminable by either party at will, as is common in the beverage industry. In order to reduce inventory costs, independent distributors endeavor to order products from us on a "just in time" basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and/or volumes as they may have done in the past.

    For the year ended December 31, 2000, approximately 22.8% of the cases of our beverage products sold were sold through three distributors. Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. The ability to maintain our distribution system and to attract additional distributors in new distribution areas will depend on a number of factors, many of which are outside our control. These factors include, the level of demand for our brands and products in a particular distribution area, our ability to price our products at levels competitive with those offered by competing products, and our ability to deliver products in the quantity and at the time ordered by distributors. We cannot assume that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market.

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

    As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more products than warranted by the actual demand for it, resulting in higher storage costs, the potential unavailability of adequate storage facilities to meet inventory levels, and the potential risk of inventory spoilage. Our failure to accurately predict our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain profitable relationships with those distributors and key accounts.

  We Have Not Earned An Operating Profit In Any Year

    Through December 31, 2000, Jones Soda Co. had an accumulated deficit of $7,067,317, most of which had resulted from our operations during the period in which we transformed Jones Soda Co. from being a regional distributor of licensed and unlicensed beverage brands and products to a unique brand holder producing, developing and marketing our own products. We believe that to operate at a profit we must significantly increase the sales volume for our unique brands and products, achieve and maintain efficiencies in operations, maintain fixed costs at or near current levels and avoid significant increases in variable costs relating to production, marketing and distribution. Our ability to significantly increase sales from current sales levels will depend primarily on success in introducing our current brands and products, and possibly new unique brands, products or product extensions, into new geographic distribution areas, particularly in the United States. Our ability to successfully enter new distribution areas will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions. There is no assurance that we will successfully achieve all or any of these goals, or that we will achieve profitable operations.

  We Compete In An Industry That Is Brand-Conscious, So Brand Name Recognition And Acceptance Of Our Products Are Critical To Our Success

    Our business is substantially dependent upon acceptance by independent distributors of the Jones Soda Co. brand as a beverage brand which may provide incremental sales growth rather than reduce distributors' existing beverage sales. It is still too early in the product life cycle of the Jones Soda Co. brand to determine whether it will achieve this level of acceptance by independent distributors or, ultimately, retail consumers. We believe that the success of the WhoopAss and WAZU brands will also be substantially dependent upon acceptance of the Jones Soda Co. brand. Accordingly, any failure by the Jones Soda Co. brand to achieve acceptance or market penetration would likely have a material adverse effect on our profitability.

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

  The Loss Of Key Personnel Would Directly Affect Our Efficiency And Profitability

    We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves Jones Soda Co. as President and Chief Executive Officer, as well as the management and operational skills of other members of our senior management team. We have entered into an employment agreement with Mr. van Stolk which expires in 2001. The loss of Mr. van Stolk could have a material adverse effect on our ability to develop a long-term, profitable business plan.

    Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate Jones Soda Co. successfully in the future, it may be necessary to further strengthen our management team; specifically, we anticipate we will need to recruit a senior executive to be the Chief Operating Officer of Jones Soda Co. The competition for such key personnel is intense, and there can be no assurance that we will be successful in attracting, retaining or motivating such individuals. The failure to attract, retain or motivate such key personnel would likely have a material adverse effect on our ability to operate our business efficiently and profitably.

  We Could Be Exposed To Product Liability Claims For Personal Injury Or Possibly Death

    Although we have product liability insurance in the aggregate amount of $5 million, with an each occurrence limit of $5 million, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market that product.

  Our Inability To Protect Our Trademarks and Flavor Concentrate Trade Secrets May Prevent Us From Successfully Marketing Our Products

    We consider our trademarks and flavor concentrate trade secrets to be of considerable value and importance to our business. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, flavor concentrate trade secrets and/or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us. Any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to profitably exploit our unique products or recoup our associated research and development costs.

  Our Business Is Subject To Many Regulations And Noncompliance Is Costly

    The production and marketing of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely.

  Our Limited Operating Experience Could Hinder Our Ability To Expand Our Market

    We launched our first unique brand, WAZU, in March 1995, and our second unique brand, Jones Soda Co., in November 1995. We have since launched three Jones Soda Co. brand extensions, Natural Jones in June 1998, Slim Jones in January 1999, and Jones WhoopAss in October 1999. In view of this limited operating experience as a brand holder, we are vulnerable to a variety of business risks usually associated with young companies or mature companies entering a new line of business, including the lack of management's experience in expanding our market internationally. We believe that we must expand our market internationally, but we cannot assure that we will be able to operate successfully as an international producer, marketer and distributor of our beverage brands, and any failure to do so would likely have a material adverse effect on our profitability.

  We May Face Currency Risks Associated with Fluctuating Foreign Currency Valuations

    Approximately 17.5 percent of our sales are denominated in foreign currencies, primarily the Canadian dollar. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our Canadian subsidiary are denominated in Canadian dollars. The majority of our products are produced and bottled in Canada. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar could have an adverse effect on our production costs. To December 31, 2000, we have not entered into foreign currency contracts or other derivatives to mitigate the impact of foreign currency fluctuations.

ITEM 2. DESCRIPTION OF PROPERTY.

    We own no real property. Pursuant to a lease which expires on March 31, 2003, we lease 7,989 square feet of office space in Seattle, Washington, for $10,985 per month which is being used as our principal executive offices.

    We also lease 8,372 square feet of warehouse and office space in Vancouver, British Columbia, for $4,090 per month pursuant to a lease which expires January 2004, which we used as our principal executive offices before relocating to the United States. We are currently attempting to sub-lease these premises. In the meantime, these premises are being utilized for our Canadian sales operations. We intend to sublease our Vancouver office space and lease a smaller office of 1,100 square feet at approximately $1,500 per month.

    We believe the leased premises are suitable and adequate for their use. In the opinion of management, the leased premises are adequately covered by insurance.

    We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Shares

    Our common shares are currently traded on the Canadian Venture Exchange (previously the "Vancouver Stock Exchange") under the symbol "JSD". Our common shares are also quoted on the OTC Bulletin Board under the symbol "JSDA". We have not made any application to list the common shares on any other exchange. The following table shows the high and low closing sale prices of the common shares for the calendar quarters indicated, as reported by the Canadian Venture Exchange.

	HIGH	LOW
2000:
Fourth quarter	Can.$0.99	Can.$0.55
Third quarter	Can.$1.20	Can.$0.90
Second quarter	Can.$1.30	Can.$0.88
First quarter	Can.$1.40	Can.$0.90
1999:
Fourth quarter	Can.$1.30	Can.$0.55
Third quarter	Can.$1.48	Can.$1.05
Second quarter	Can.$1.35	Can.$0.76
First quarter	Can.$0.90	Can.$0.45

    As of March 15, 2001, there were 19,328,378 common shares issued and outstanding. Those common shares were held by 229 holders of record. To the best of our knowledge, we are not directly or indirectly owned or controlled by another corporation or by any foreign government.

Common Share Purchase Warrants

  Broker Warrants

    In connection with the issuances of common stock in 1997, 1998 and 1999, the Company issued, to the brokers, warrants to purchase shares of the Company's common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. As of December 31, 2000, warrants to purchase 75,450 shares of common stock remain outstanding. The warrants were recorded on issuance at their estimated fair market value (FMV) as a share issuance cost. The Company estimated the FMV of all warrants to be $52,000 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 90%, risk-free interest rate of 6.4%, expected life of two to three years, and a 0% dividend yield.

  Warrants

    In March 2000, the Company issued 25,000 warrants in connection with the provision of a $3,000,000 line of credit. The warrants have an exercise price of $0.85 and expire on March 22, 2002. As of December 2000, warrants to purchase 25,000 shares of common stock remain outstanding. The Company estimated the FMV of the warrants to be $9,600 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 70%, risk-free interest rate of 6.0%, expected life of two years, and a 0% dividend yield. The value assigned has been included in interest expense for the year.

    In May 1999, the Company issued 3,510,754 shares of common stock in exchange for net proceeds of $1,651,460, being net of $259,108 of issuance costs. Attached to these shares were warrants to purchase 1,656,567 shares of common stock. The warrants have an exercise price of $0.52 per share for the first year and $0.62 per share thereafter. The warrants expire May 4, 2001. As of December 31, 2000, warrants to purchase 1,409,868 shares of common stock remain outstanding.. We relied on Rule 506 of the Regulation D for the private placement closed on May 4, 1999, as the only purchasers of our common shares were "accredited investors" as such term is defined under Rule 501(a) of the Regulation D.

    In December 1998, the Company issued 914,000 shares of common stock in exchange for net proceeds of $277,234, being net of $20,874 of issuance costs. Attached to these shares were warrants to purchase 850,000 shares of common stock. The warrants have an exercise price of $0.42 per share. The warrants expired December 9, 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    We currently produce and market beverages in the New Age beverage industry. In 1994 we created, and in 1995 launched, Jones Soda Co, a "premium" soda. We also created and launched WAZU, a natural spring water, at that time. The Company currently focuses on selling Jones Soda Co. and Jones WhoopAss, an energy drink and product extension of Jones Soda Co. In November 2000, the Company created and developed another product extension, Jones Juice, a non-carbonated juice line which will be launched to the Company's distributor network in April 2001. Prior to the launch of our own Jones Soda Co. brands, we were solely a regional distributor of licensed and unlicensed New Age or alternative beverage brands and products in various territories located in Western Canada.

    One of the main reasons for our change in strategic direction from distributing other brands to producing and marketing our own brands was the potential to increase sales beyond one specific territory and to earn higher gross margins from the sale of our own unique beverage brands, which has now occurred. We anticipate that gross margins will improve as we increase the volume of sales of our brands. This increase, we believe, will come from falling marginal costs as we increase our sales volume.

    We believe that our long-term sales growth will be largely dependent on the ability to continue to build the quality of our distributor network for our brands, and to successfully launch new unique beverage brands and product extensions through that network when the lifecycle of our existing brands and products warrants doing so.

Results of Operations for the Twelve Months Ended December 31, 2000
(Expressed in U.S. Dollars)

Net Sales

    For the twelve months ended December 31, 2000, net sales were $19,016,496, an increase of $7,930,046, or 71.5% over the $11,086,450 sales for the twelve months ended December 31, 1999. The increase in net sales was attributable to increased sales of Jones Soda Co. through the existing distribution network, and, to a lesser extent, increasing sales of Jones WhoopAss.

Gross Profit

    Gross profit was $7,612,056 for the twelve months ended December 31, 2000, an increase of $3,880,170, or 104.0% over the $3,731,886 gross profit for the twelve months ended December 31, 1999. Gross profit as a percentage of net sales increased to 40.0% for the twelve months ended December 31, 2000, from 33.7% for the twelve months ended December 31, 1999. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda Co., as well as higher margins on Jones WhoopAss.

Total Operating Expenses

    Total operating expenses were $10,236,897 for the twelve months ended December 31, 2000, an increase of $5,676,670, or 124% higher than total operating expenses of $4,560,227 for the twelve month period ended December 31, 1999. Total operating expenses as a percentage of sales increased to 53.8% from 41.1%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses and administrative expenses associated with the Company's re-location to the United States.

Promotion and Selling Expenses

    Promotion and selling expenses were $7,647,892 for the twelve months ended December 31, 2000, an increase of $4,611,798, or 152% from $3,036,094 for the twelve months ended December 31, 1999. Promotion and selling expenses as a percentage of net sales increased to 40.2% for the twelve months ended December 31, 2000, from 27.4% for the twelve months ended December 31, 1999. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing size of the Company's sales force and distributor programs and retain chain listings incurred primarily during the 2000 summer season.

General and Administrative Expenses

    General and administrative expenses were $2,589,005 for the twelve months ended December 31, 2000, an increase of $1,064,872, or 70.0% compared to $1,524,133 for the twelve months ended December 31, 1999. General and administrative expenses as a percentage of net sales increased to 13.6% for the twelve months ended December 31, 2000, from 13.7% for the twelve months ended

December 31, 1999. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's continuation and physical re-location into the United States.

Other expenses

    Other income was $4,221,197 for the twelve months ended December 31, 2000, an increase of $4,202,032 from other income of $19,165 for the twelve months ended December 31, 1999. The increase was primarily attributable to settlement of the Company's litigation against a former ingredient supplier and to a lesser extent a foreign exchange gain and interest income.

Net Income/Loss

    Net income was $1,596,356 for the twelve months ended December 31, 2000, compared to a net loss of $809,176 for the twelve months ended December 31, 1999. The increase in net income was attributable to settlement monies received, partially offset by an increased operating loss incurred.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at December 31, 2000, the Company had working capital of $3,378,034 compared to working capital of $1,663,211 as at December 31, 1999. The increase in working capital was primarily attributable to the infusion of capital from the settlement monies received from litigation against a former ingredient supplier.

    On March 17, 2000, a credit facility was granted to the Company by Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3,000,000. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademark license and trademarks, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime +1.5%. The credit facility does not impose any financial covenants.

    Cash and cash equivalents increased by $2,690,157 for the year ended December 31, 2000. Net cash used in operating activities was $1,586,337. The Company's investing activities used $254,171 for the year ended December 31, 2000, primarily for the purchase of cooler and computer equipment. Cash flow provided by financing activities was $1,357,991 for the year ended December 31, 2000, and consisted primarily of $1,165,793 borrowings under the Company's line of credit as well as $247,201 from proceeds from the exercise of share purchase warrants.

    We do not have any material commitments for capital expenditures.

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

Investor Relations

    During the period ending December 31, 2000, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

ITEM 7. FINANCIAL STATEMENTS.

    Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

    Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.

3.1		Articles of Incorporation of Jones Soda Co.
3.2		Bylaws of Jones Soda Co.
10.1	**	Bottling Agreement between Urban Juice & Soda Company Ltd. and World Choice Bottling Corporation.
10.2	**	Bottling Agreement Supply Agreement between Urban Juice & Soda Company Ltd. and Zuckerman-Honickman, Inc.
10.3	***	Loan and Security Agreement entered into on March 22, 2000, between Banc of America, Urban Juice & Soda Company Ltd. and Jones Soda Co. (USA) Inc.
10.4	***	Lease Agreement between R2H2 LLC and Urban Juice & Soda Company Ltd.
10.5	**	Employment Agreement with Peter M. van Stolk dated March 8, 1996.
10.6	****	Distribution Agreement between Urban Juice & Soda Co., Ltd. and Jones Soda of Michigan LLC dated May 3, 1999.
21.1		Subsidiaries of Jones Soda Co.

*
Previously filed as an exhibit to the Registration Statement on Form SB-2 (No. 333-5156-LA), as amended through the date hereof and incorporated herein by reference.

**
Previously filed as an exhibit to the Registration Statement on Form S-4 (No. 333-75913), as amended through the date hereof and incorporated herein by reference.

***
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.

****
Included herewith with certain information omitted pursuant to a request for confidential      treatment filed with the SEC on March 30, 2001.

(b)
Reports on Form 8-K.

    A Current Report on Form 8-K was filed on November 14, 2000, for the purpose of reporting the announcement of the Company's third quarter earnings.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

JONES SODA CO.
By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001
/s/ JENNIFER L. CUE Jennifer L. Cue	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer), Secretary and Director	March 30, 2001
/s/ RON B. ANDERSON Ron B. Anderson	Director	March 30, 2001
/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 30, 2001
/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 30, 2001
/s/ PETER COOPER Peter Cooper	Director and Chairman of the Board	March 30, 2001

JONES SODA CO. & SODA COMPANY LTD.

Form 10-KSB Annual Report

Index to Financial Statements

March 26, 2001

Consolidated Financial Statements
(Expressed in U.S. dollars)

JONES SODA CO. AND SUBSIDIARIES

Years ended December 31, 2000 and 1999

Auditors' Report

The Board of Directors and Stockholders
Jones Soda Co. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America for each of the years ended December 31, 2000 and 1999, and auditing standards generally accepted in Canada for the year ended December 31, 1998. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Vancouver, Canada
February 2, 2001

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

December 31, 2000 and 1999

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$3,034,708	$344,551
Accounts receivable (note 3)	1,713,864	1,267,102
Inventory (note 4)	1,894,489	1,347,375
Prepaid expenses	261,984	169,493

	6,905,045	3,128,521
Fixed assets (note 5)	735,482	560,396
Intangible assets (note 6)	112,922	114,646

	$7,753,449	$3,803,563

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit (note 7)	$1,566,915	$401,122
Accounts payable and accrued liabilities	1,878,980	1,031,179
Current portion of capital lease obligations (note 8)	81,116	33,009

	3,527,011	1,465,310
Capital lease obligations, less current portion (note 8)	70,029	70,558
Stockholders' equity (note 9):
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 19,303,378 common stock (1999—18,754,398)	10,708,519	10,461,318
Additional paid-in capital	407,455	362,298
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,067,317)	(8,663,673)

	4,156,409	2,267,695

	$7,753,449	$3,803,563

Nature and continuance of operations (note 1)

Commitments and contingencies (note 10)

Approved on behalf of the Board:

Director	Director

See accompanying notes to consolidated financial statements.

JONES SODA CO.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Revenue	$19,016,496	$11,086,450	$4,727,291
Cost of goods sold	11,404,440	7,354,564	3,454,262

Gross margin	7,612,056	3,731,886	1,273,029
Operating expenses:
Promotion and selling	7,647,892	3,036,094	1,497,901
General and administrative	2,589,005	1,524,133	1,319,677

	10,236,897	4,560,227	2,817,578

Loss from operations	(2,624,841)	(828,341)	(1,544,549)
Other income (expense):
Interest income, net	70,205	(1,330)	7,672
Other income	58,579	20,495	2,042
Litigation settlement, net (note 14)	4,092,413	—	—

	4,221,197	19,165	9,714

Income (loss) for the year	$1,596,356	$(809,176)	$(1,534,835)

Income (loss) per share:
Basic	$0.08	$(0.05)	$(0.12)
Diluted	0.08	—	—

Weighted average common stock:
Basic	18,943,461	17,829,970	12,537,202
Diluted	19,816,279	—	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

	Common stock
			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount
Balance, December 31, 1997	13,651,164	$8,360,685	$151,106	$160,516	$(6,319,662)		$2,352,645
Common shares repurchased	(20,000)	(13,960)	—	—	—		(13,960)
Options exercised	605,000	319,780	—	—	—		319,780
Common shares issued for cash	914,000	281,080	10,133	—	—		291,213
Options issued in connection with debt financing	—	—	12,137	—	—		12,137
Comprehensive loss:
Net loss	—	—	—		(1,534,835)	$(1,534,835)	(1,534,835)
Foreign currency translation adjustments	—	—	—	(65,191)	—	(65,191)	(65,191)

Total comprehensive loss						$(1,600,026)

Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Foreign currency translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Options exercised	—	—	—	—	—		—
Warrants issued	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—		247,201
Stock-based compensation	—	—	35,557	—	—		35,557
Comprehensive loss:
Net income	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income						$1,596,356

Balance, December 31, 2000	19,303,378	$10,708,519	$407,455	$107,752	$(7,067,317)		$4,156,409

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999

	2000	1999	1998
Cash flows from operating activities:
Income (loss) for the year	$1,596,356	$(809,176)	$(1,534,835)
Items not involving cash:
Depreciation and amortization	183,390	191,357	158,972
Loss (gain) on disposal of capital assets	—	(2,899)	11,617
Write-down of intangible assets	—	—	67,091
Stock-based compensation expense	45,157	—	12,137
Changes in assets and liabilities:
Accounts receivable	(446,762)	(437,702)	(278,338)
Inventory	(547,114)	(810,184)	225,536
Prepaid expenses	(92,491)	48,609	(140,531)
Accounts payable and accrued liabilities	847,801	141,626	92,453

Net cash used in operating activities	1,586,337	(1,678,369)	(1,385,898)
Cash flows from investing activities:
Proceeds on disposal of fixed assets	—	—	7,305
Purchase of fixed assets	(159,936)	(156,489)	(254,350)
Purchase of intangible assets	(94,235)	(21,981)	(36,857)

Net cash used in investing activities	(254,171)	(178,470)	(283,902)
Cash flows from financing activities:
Net borrowing under line of credit	1,165,793	199,165	201,957
Proceeds from capital lease obligations	—	82,748	36,243
Repayment of capital lease obligations	(55,003)	(15,424)	(45,518)
Proceeds from exercise of options	—	15,610	319,780
Proceeds from exercise of warrants	247,201	35,585	—
Issuance of common stock, net of issuance costs	—	1,651,460	277,253

Cash flows provided by financing activities	1,357,991	1,969,144	789,715
Effect of foreign exchange rate changes on cash	—	12,427	(65,191)

Net increase (decrease) in cash and cash equivalents	2,690,157	124,732	(945,276)
Cash and cash equivalents, beginning of year	344,551	219,819	1,165,095

Cash and cash equivalents, end of year	$3,034,708	$344,551	$219,819

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for compensation	$45,157	$—	$12,137
Return of shares to treasury	—	—	(21,400)
Increase in capital lease obligations	102,581	—	46,982

Cash paid during year for:
Interest payments	$211,468	$21,400	$9,890
Income taxes	—	—	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

1. Nature and continuance of operations:

    Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co., a carbonated soft drink; WhoopAss, a high energy drink; and WAZU, a natural spring water. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice merged with its wholly-owned Washington subsidiary, Jones Soda Co., and continued operations under this name. The merged company has two operating subsidiaries, Jones Soda (US) Inc., and Wazu Products Limited, as well as a non-operating subsidiary, myJones.com.

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure sufficient market acceptance to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 2000 (before litigation settlement) and 1999, the Company incurred losses of $2,496,057 and $809,176, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2. Significant accounting policies:

  (a)
  Basis of presentation:

    These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

    The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

  (b)
  Use of estimates:

    The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

  (c)
  Foreign currency translation:

    To December 31, 1999, the functional currency of the Company was the Canadian dollar, with the financial statements prepared using the United States (U.S.) dollar as the reporting currency. Assets and liabilities were translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses were translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from the process was presented separately as a component of accumulated other comprehensive income (loss) in stockholders' equity. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items were included in the consolidated statement of operations.

    At December 31, 1999, the Company migrated its operations to Seattle, Washington, and subsequently the majority of the Company's transactions are originally denominated in U.S. dollars. Accordingly, for the year ended December 31, 2000 the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the year ended December 31, 2000, the Company incurred a foreign exchange loss of $82,473 (1999—$12,427 gain; 1998—$65,191 loss).

  (d)
  Cash and cash equivalents:

    The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

  (e)
  Inventory:

    Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost includes laid-down cost plus applicable overheads and is determined principally using periodically adjusted standards, which approximate actual cost on a first-in first-out basis.

  (f)
  Fixed assets:

    Fixed assets are recorded at cost and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 50%
Automobile and computers	30%
Equipment under capital lease	Lease term
  (g)
  Intangible assets:

    The Company's intangible assets include costs associated with attaining trademarks and patents for the company's products and are amortized straight-line over 5 years.

  (h)
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

  (i)
  Revenue recognition:

    Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances.

    Sales returns are recognized by issuing a credit note to the customer once the Company has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

  (j)
  Research and development:

    Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2000, the Company incurred research and development costs of nil (1999 $52,836; 1998—nil).

  (k)
  Stock-based compensation:

    The Company accounts for its stock-based compensation arrangements with employees in accordance with provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at that date exceeded the exercise price.

    SFAS No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions. This information is provided in note 9(a).

    The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

  (l)
  Advertising:

    The Company expenses advertising costs as incurred. During the year ended December 31, 2000 and 1999, the Company incurred advertising costs of $3,899,368 (1999—$1,919,220; 1998—$764,035).

  (m)
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

  (n)
  Net income (loss) per share:

    Basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods, excluding common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted income (loss) per share is computed by adjusting the weighted average number of common stock by the effective exercise or conversion of all dilutive securities.

  (o)
  Comprehensive income (loss):

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

3. Accounts receivable:

	2000	1999
Trade	$1,778,447	$1,435,425
Other	31,590	20,028
Receivable from related party	44,524	49,227
Allowance for doubtful accounts	(140,697)	(237,578)

	$1,713,864	$1,267,102

4. Inventory:

	2000	1999
Finished goods	$1,207,517	$877,855
Raw materials	686,972	469,520

	$1,894,489	$1,347,375

5. Fixed assets:

	2000	1999
Automotive	$115,676	$73,158
Equipment	767,883	654,931
Office and computer equipment	461,980	354,933

	1,345,539	1,083,022
Accumulated depreciation	(610,057)	(522,626)

	$735,482	$560,396

    Included in fixed assets are assets under capital leases with a net book value of $154,124 (1999—$81,830).

6. Intangible assets:

	2000	1999
Trademarks and patents	$217,560	$123,325
Less amortization	(104,638)	(8,679)

	$112,922	$114,646

7. Line of credit:

    The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (11% at December 31, 2000).

8. Capital lease obligations:

    The Company's scheduled payments, with interest at 9.25%, at December 31, 2000 are a follows:

2001	$81,116
2002	39,301
2003	20,312
2004	9,127
2005	1,289

$151,145

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

    Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company's stock option plan been determined based on the fair value methodology under SFAS 123, the Company's net income (loss) for each of the years presented would have been as follows:

	2000	1999	1998
Net income (loss):
As reported	$1,596,356	$(809,176)	$(1,534,835)
Pro forma	1,446,686	(1,023,088)	(2,319,146)
Basic and diluted net income (loss) per share
As reported	0.08	(0.05)	(0.12)
Pro forma	0.07	(0.05)	(0.18)

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate ranging from 4.0% to 6.5%, and (6) an estimated volatility ranging from 83% to 90%.

    The weighted average fair value of options granted in 2000, 1999 and 1998 was $0.28, $0.35 and $0.32, respectively.

    A summary of the Company's stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balances at December 31, 1997	1,054,076	$1.22
Options granted	1,756,000	0.67
Options exercised	(605,000)	(0.63)
Options canceled	(710,326)	(1.21)

Balances at December 31, 1998	1,494,750	0.76
Options granted	1,207,000	0.63
Options exercised	(25,000)	(0.61)
Options canceled	(491,250)	(0.94)

Balances at December 31, 1999	2,185,500	0.66
Options granted	258,500	1.05
Options cancelled	(375,000)	(1.00)

Balances at December 31, 2000	2,069,000	$0.68

    The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2000:

Range of exercise	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise prices
$0.52 to $0.59	614,000	3.0	$0.52	614,000	$0.52
$0.69 to $0.80	1,290,000	2.5	0.70	1,204,500	0.70
$1.04 to $1.39	165,000	1.2	1.12	165,000	1.12

	2,069,000		$0.68	1,983,500	$0.68

  (b)
  Brokers' warrants:

    In connection with the issuances of common stock in 1997, 1998 and 1999, the Company issued, to the brokers, warrants to purchase shares of the Company's common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. As of December 31, 2000, warrants to purchase 75,450 shares of common stock remain outstanding. The warrants were recorded on issuance at their estimated fair market value (FMV) as a share issuance cost. The Company estimated the FMV of all warrants to be $52,000 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 90%, risk-free interest rate of 6.4%, expected life of two to three years, and a 0% dividend yield.

  (c)
  Warrants:

    In March, 2000, the Company issued 25,000 warrants in connection with the provision of a $3,000,000 line of credit. The warrants have an exercise price of $0.85 and expire on March 22, 2002. As of December, 2000, warrants to purchase 25,000 shares of common stock remain outstanding. The Company estimated the FMV of the warrants to be $9,600 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 70%, risk-free interest rate of 6.0%, expected life of 2 years, and a 0% dividend yield. The value assigned has been included in interest expense for the year.

    In May, 1999, the Company issued 3,510,754 shares of common stock in exchange for net proceeds of $1,651,460, being net of $259,108 of issuance costs. Attached to these shares were warrants to purchase 1,656,567 shares of common stock. The warrants have an exercise price of $0.52 per share for the first year and $0.62 per share thereafter. The warrants expire May 4, 2001. As of December 31, 2000, warrants to purchase 1,409,868 shares of common stock remain outstanding.

    In December, 1998, the Company issued 914,000 shares of common stock in exchange for net proceeds of $277,234, being net of $20,874 of issuance costs. Attached to these shares were warrants to purchase 850,000 shares of common stock. The warrants have an exercise price of $0.42 per share. The warrants expired December 9, 2000.

10. Commitments and contingencies:

    The Company has lease commitments for office and warehouse premises expiring at various dates. The agreements require base rental payments over the next five years as follows:

2001	$168,800
2002	170,012
2003	60,163
2004	3,183
2005	—

$402,158

    During the year ended December 31, 2000, the Company incurred rental expenses of $111,735 (1999—$58,000; 1998—$62,000).

11. Income taxes:

    U.S. and Canadian components of income (loss) before income taxes were:

	2000	1999	1998
U.S.	$1,559,745	$(479,711)	$(492,682)
Canadian	36,611	(329,465)	(1,042,153)

	$1,596,356	$(809,176)	$(1,534,835)

    Income tax expense attributable to income (loss) before taxes was nil for years ended December 31, 2000, 1999 and 1998 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% (Canadian federal income tax rate of 45.6% for the years ended 1999 and 1998) to pretax income as a result of the following:

	2000	1999	1998
Computed "expected" tax expense	$562,606	$(318,135)	$(647,661)
Increase (reduction) in income taxes resulting from:
Non-taxable litigation settlement	(1,562,710)	—	—
Other permanent differences	41,450	77,193	67,600
Losses deferred to future periods	1,006,374	163,667	519,539
Other, net	(47,720)	77,275	60,522

	$—	$—	$—

    The Company's deferred tax expense was nil for the years ended December 31, 2000, 1999 and 1998 respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, in the Company's two tax jurisdictions, are presented below:

United States:

	2000	1999
Loss carryforwards	$1,515,684	501,662
Capital assets	58,266	(3,752)
Intangible assets	487,357	2,160,850
Other	(52,901)	—

	2,008,406	2,658,760
Valuation allowance	(2,008,406)	(2,658,760)

Net deferred tax asset	$—	$—

Canadian:

	2000	1999
Loss carryforwards	$781,843	$914,483
Capital assets	140,995	178,741

	922,838	1,093,224
Valuation allowance	(922,838)	(1,093,224)

Net deferred tax asset	$—	$—

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at December 31, 2000, the Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full allowance.

    At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $4,330,525 in the U.S., which are available to offset future federal taxable income, if any.

    The net operating loss carryforwards expire as follows:

2011	$274,992
2012	205,277
2018	487,515
2019	465,535
2020	2,897,206

$4,330,525

    In Canada, net operating loss carryforwards of $2,025,499 are available to offset future federal taxable income, if any.

    The net operating loss carryforwards expire as follows:

2001	$12,091
2002	243,842
2003	212,794
2004	417,992
2005	1,136,402
2006	2,378

$2,025,499

12. Segmented information and export sales:

    The Company operates in one industry segment, with operations in both the United States and Canada. During the year ended December 31, 2000 sales in Canada were approximately $3,224,317 (1999—$1,782,450; 1998—$1,045,911). Sales in the United States were approximately $15,646,169 (1999—$9,304,000; 1998—$3,681,380). Sales in the United Kingdom were approximately $146,010 (1999—nil; 1998—nil).

    As at December 31, 2000, the net book value of long lived assets held in the United States was $274,686 (1999—$260,966). The net book value of long lived assets held in Canada was $474,638 (1999—$299,430).

13. Financial instruments:

(a)
Fair values:

    As at December 31, 2000, the carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and the capital lease obligation, approximate their fair values due to the short-term to maturity of these instruments.

(b)
Concentration of credit risk:

    The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 83% (1999 - 83%; 1998 - 78%) while customers in Canada represent 17% (1999 - 17%; 1998 - 22%) of year end accounts receivable balances. No single customer represents in excess of 10% of revenues for the years ended December 31, 2000, 1999 and 1998.

14. Litigation settlement:

    In September 2000, the Company signed a settlement agreement with a former ingredient supplier, who agreed to pay $4,510,350 in settlement of all litigation the Company was pursuing against them. The Company had previously recorded a receivable (net of valuation allowance) of $45,464 and incurred costs of $372,473 in relation to the litigation, resulting in net settlement income in 2000 of $4,092,413.

15. Recent accounting pronouncements:

    On December 3, 1999, the staff of the SEC issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin sets out the staff's interpretation of United States GAAP with respect to revenue recognition. The Company's current policies with respect to revenue recognition are consistent with SAB 101.

    In June 1998, the FASB issued Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). As the Company undertakes no such activities, FAS 133 has no effect on these financial statements.

QuickLinks

JONES SODA CO. Form 10-KSB Annual Report Table of Contents
EXPLANATORY NOTE
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
CURRENCY TRANSLATION
PART I
PART II
PART III
SIGNATURES
JONES SODA CO. & SODA COMPANY LTD. Form 10-KSB Annual Report Index to Financial Statements
Consolidated Financial Statements (Expressed in U.S. dollars) JONES SODA CO. AND SUBSIDIARIES Years ended December 31, 2000 and 1999
JONES SODA CO. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in U.S. dollars) December 31, 2000 and 1999
JONES SODA CO. Consolidated Statements of Operations (Expressed in U.S. dollars) Years ended December 31, 2000, 1999 and 1998
JONES SODA CO. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Expressed in U.S. dollars) Years ended December 31, 2000, 1999 and 1998
JONES SODA CO. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S. dollars) Years ended December 31, 2000 and 1999
JONES SODA CO. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Expressed in U.S. dollars) Years ended December 31, 2000, 1999 and 1998