Form 10QSB
period 2001-03-31
JONES SODA CO
filed 2001-05-15
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 333-75913

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
234 9th Avenue North Seattle, Washington 98109	(206) 624-3357
(Address of principal executive office)	(Registrant's telephone number, including area code)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of March 31, 2001, the issuer had 19,328,378 shares of common stock outstanding.

    Transitional Small Business Disclosure Format:  Yes / /  No /x/

JONES SODA CO.

FORM 10-QSB

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JONES SODA CO.
AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

March 31, 2001 with comparative figures for December 31, 2000

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,389,462	$3,034,708
Accounts receivable	2,825,495	1,713,864
Inventory	3,176,339	1,894,489
Prepaid expenses	279,769	261,984

	8,671,065	6,905,045
Fixed assets	666,828	735,482
Intangible assets	116,372	112,922

	$9,454,265	$7,753,449

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$1,542,509	$1,566,915
Accounts payable and accrued liabilities	3,868,147	1,878,980
Current portion of capital lease obligations	81,116	81,116

	5,491,772	3,527,011
Capital lease obligations, less current portion	53,643	70,029
Stockholders' equity
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 19,328,378 common stock (2000—19,303,378)	10,721,450	10,708,519
Additional paid-in capital	407,455	407,455
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,327,807)	(7,067,317)

	3,908,850	4,156,409

	$9,454,265	$7,753,449

See accompanying notes to consolidated financial statements.

JONES SODA CO.
AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2001 and 2000

	2001	2000
Revenue	$5,346,558	$3,197,962
Cost of goods sold	3,311,424	2,008,485

Gross margin	2,035,134	1,189,477
Operating expenses:
Promotion and selling	1,689,825	1,031,686
General and administrative	711,286	505,620

	2,401,111	1,537,306

Loss from operations	(365,977)	(347,829)
Other income (expense):
Interest income	39,880	8,555
Other income	65,607	(618)

	105,487	7,937

Loss for the period	$(260,490)	$(339,892)

Loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average common stock:
Basic	19,315,417	18,792,250
Diluted	19,385,505	19,992,366

See accompanying notes to consolidated financial statements.

JONES SODA CO.
AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Expressed in U.S. dollars)

Three months ended March 31, 2001

Years ended December 31, 2000 and 1999

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount
Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Foreign currency translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Warrants issued	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—		247,201
Stock-based compensation	—	—	35,557	—	—		35,557
Comprehensive loss:
Net income	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income						$1,596,356

Balance, December 31, 2000	19,303,378	$10,708,519	$407,455	$107,752	$(7,067,317)		$4,156,409
Options exercised	25,000	12,931	—	—	—		12,931
Stock-based compensation	—	—	—	—	—		—
Comprehensive loss:
Net loss	—	—	—	—	(260,490)	$(260,490)	(260,490)

Total comprehensive loss						$(260,490)

Balance, March 31, 2001 (Unaudited)	19,328,378	$10,721,450	$407,455	$107,752	$(7,327,807)		$3,908,850

See accompanying notes to consolidated financial statements.

JONES SODA CO.
AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Loss for the period	$(260,490)	$(339,892)
Items not involving cash:
Depreciation and amortization	69,867	61,465
Non-cash interest expense	—	400
Stock-based compensation expense	—	34,661
Changes in assets and liabilities:
Accounts receivable	(1,111,632)	(734,175)
Inventory	(1,281,849)	(508,089)
Prepaid expenses	(17,785)	(91,726)
Accounts payable and accrued liabilities	1,995,453	1,185,306

Net cash used in operating activities	(606,436)	(392,050)
Cash flows from investing activities:
Purchase of fixed assets	—	(6,292)
Purchase of intangible assets	(10,949)	—

Net cash used in investing activities	(10,949)	(6,292)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(24,406)	465,859
Repayment of capital lease obligations	(16,386)	(16,231)
Proceeds from exercise of options	12,931	24,931

Cash flows provided by financing activities	(27,861)	474,559
Effect of foreign exchange rate changes on cash	—	(31,570)

Net increase (decrease) in cash and cash equivalents	(645,246)	44,647
Cash and cash equivalents, beginning of year	3,034,708	344,551

Cash and cash equivalents, end of period	$2,389,462	$389,198

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$—	$34,660
Increase in capital lease obligations	—	36,694
Cash paid during year for:
Interest payments	$45,447	$13,034
Income taxes	—	—

See accompanying notes to consolidated financial statements.

JONES SODA CO.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2001

1. Nature and continuance of operations:

    Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co., a carbonated soft drink; Whoop Ass, a high energy drink; Jones Juice, a non-carbonated juice & tea drink; and WAZU, a natural spring water. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice merged with its wholly-owned Washington subsidiary, Jones Soda Co., and continued operations under this name. The merged company has two operating subsidiaries, Jones Soda Co. (USA) Inc., and Wazu Products Limited, as well as a non-operating subsidiary, MyJones.com Inc.

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure sufficient market acceptance to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the period ended March 31, 2001 and 2000, the Company incurred losses of $260,490 and $339,892, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2. Significant accounting policies:

  (a)
  Basis of presentation:

    These consolidated financial statements have been prepared using generally accepted accounting principles in the United States, but do not include all disclosures required in the Company's annual consolidated financial statements.

    The financial information as at March 31, 2001 and for each of the three month period ended March 31, 2001 and 2000 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a complete fiscal year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 included in its 2000 annual report on Form 10-KSB.

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

    At December 31, 1999, the Company migrated its operations to Seattle, Washington, and subsequently the majority of the Company's transactions are originally denominated in U.S. dollars. Accordingly, for the period ended March 31, 2001 the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended March 31, 2001, the Company incurred a foreign exchange gain of $36,102 (2000—loss ($618)).

  (d)
  Cash and cash equivalents:

    The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3. Line of credit:

    The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (9.5% at March 31, 2001).

4. Stockholders' equity:

  (a)
  Stock options and stock-based compensation:

    During the three months ended March 31, 2001, the Company issued incentive stock options to purchase 102,500 shares of the Company's common stock to employees. The options have an exercise price of C$0.85 per share expiring March 4, 2006. The granting of these options have been accounted for in accordance with the intrinsic value method under APB 25. As these options were granted with exercise prices based on the market price at the date of grant, no compensation expenses was required to be recorded as a result of the issuance of these options.

5. Segmented information and export sales:

    The Company operates in one industry segment, with operations in both the United States and Canada. During the period ended March 31, 2001 sales in Canada were approximately $730,652 (2000—$485,155). Sales in the United States were approximately $4,575,313 (2000—$2,712,807). Sales in the United Kingdom were approximately $40,593 (2000—nil).

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations for the Three Months Ended March 31, 2001
(Expressed in U.S. Dollars)

Net Sales

    For the three months ended March 31, 2001, net sales were $5,346,558, an increase of $2,148,596, or 67.2% over the $3,197,962 sales for the three months ended March 31, 2000. The increase in net sales was attributable to increased sales of Jones Soda and Whoopass through the Company's existing distribution network, and, to a lesser extent, sales of the Company's new product, Jones Juice.

Gross Profit

    Gross profit was $2,035,134 for the three months ended March 31, 2001, an increase of $845,657, or 71.1% over the $1,189,477 gross profit for the three months ended March 31, 2000. Gross profit as a percentage of net sales increased to 38.1% for the three months ended March 31, 2001 from 37.2% for the three months ended March 31, 2000. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging for Jones Soda, as well as higher margins on Jones Soda.

Total Operating Expenses

    Total operating expenses were $2,401,111 for the three months ended March 31, 2001, an increase of $863,805, or 56.2% higher than total operating expenses of $1,537,306 for the three month period ended March 31, 2000. Total operating expenses as a percentage of sales decreased to 44.9% from 48.1%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses associated with increased sales of all Jones Soda brands and increased administrative expenses due to the Company's overhead expenses in US$ compared to Canadian dollars for the three months ended March 31, 2000.

Promotion and Selling Expenses

    Promotion and selling expenses were $1,689,825 for the three months ended March 31, 2001, an increase of $658,139, or 63.8% from $1,031,686 for the three months ended March 31, 2000. Promotion and selling expenses as a percentage of net sales decreased to 31.6% for the three months ended March 31, 2001 from 32.2% for the three months ended March 31, 2000. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing case volume and increased distributor programs as well as chain listings incurred for the three months ended March 31, 2001.

General and Administrative Expenses

    General and administrative expenses were $711,286 for the three months ended March 31, 2001, an increase of $205,666, or 40.7% compared to $505,620 for the three months ended March 31, 2000. General and administrative expenses as a percentage of net sales decreased to 13.3% for the three months ended March 31, 2001 from 15.8% for the three months ended March 31, 2000. The increase in general and administrative expenses is due to the Company's overhead expenses in US dollars compared to Canadian dollars for the three months ended March 31, 2000.

Other expenses

    Other income was $105,487 for the three months ended March 31, 2001, an increase of $97,550 from other income of $7,937 for the three months ended March 31, 2000. The increase was primarily attributable to interest income earned on cash balances as well as a foreign exchange gain.

Net Income/Loss

    Net loss was $260,490 for the three months ended March 31, 2001, compared to a net loss of $339,892 for the three months ended March 31, 2000. The decrease in the net loss was attributable to increased revenue and gross profit for the three months ended March 31, 2000, partially offset by increased expenses.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at March 31, 2001, the Company had working capital of $3,179,293 compared to working capital of $3,378,034 as at December 31, 1999. The decrease in working capital was primarily attributable to the operating loss incurred for the period ending March 31, 2001.

    On March 17, 2000, a credit facility was granted to the Company by Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3,000,000. Wells Fargo Business Credit has subsequently purchased the portfolio of loans from Banc of America Commercial Finance and therefore the Company is now dealing with Wells Fargo Business Credit.

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

    Cash and cash equivalents decreased to $2,389,462 for the period ending March 31, 2001 from the year ended December 31, 2000. Net cash used in operating activities was $606,436 for the three months ended March 31, 2001. The Company's investing activities used $10,949 for the three months ended March 31, 2001 primarily for the purchase of trademark copyrighting. Cash flow provided by financing activities decreased by $27,861 for the three months ended March 31,2001 and consisted primarily of repayment of operating line of credit of $24,406 and of capital leases of $16,386, offset by the exercise of stock options.

Investor Relations

    During the period ending March 31, 2001, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On January 10, 2001, we received notice that Southwest Specialty Foods, Inc. had filed a suit in November 2000, against us in the United States District Court for the District of Arizona, alleging trademark infringement. Southwest offers a food product under a trademark similar to one of ours. We don't believe that the suit has merit, however, we can't assure you that we won't be found liable or be required to pay damages.

Item 2. Changes in Securities and Use of Proceeds

    Not Applicable.

Item 3. Defaults Upon Senior Securities

    Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

    None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JONES SODA CO.
By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer

QuickLinks

Index
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Interim Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE