Form 10QSB
period 2001-06-30
JONES SODA CO
filed 2001-08-14
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, the issuer had 20,241,846 shares of common stock outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

JONES SODA CO.
FORM 10-QSB

Index			Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	a)	Interim Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3
	b)	Interim Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	4
	c)	Interim Consolidated Statement of Stockholder's Equity and Comprehensive Income for the six months ended June 30, 2001 and two years ended December 31, 2000 and 1999	5
	d)	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	6
	e)	Notes to Interim Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis or Plan of Operation		10
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings		13
Item 2	Changes in Securities and Use of Proceeds		13
Item 3	Defaults Upon Senior Securities		13
Item 4	Submission of Matters to a Vote of Security Holders		13
Item 5	Other Information		13
Item 6	Exhibits and Reports on Form 8-K		13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

June 30, 2001 with comparative figures for December 31, 2000

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,726,477	$3,034,708
Accounts receivable	4,367,783	1,713,864
Inventory	3,972,498	1,894,489
Prepaid expenses	488,738	261,984

	10,555,496	6,905,045
Fixed assets	711,033	735,482
Intangible assets	116,480	112,922

	$11,383,009	$7,753,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,766,655	$1,566,915
Accounts payable and accrued liabilities	3,690,299	1,878,980
Current portion of capital lease obligations	78,923	81,116

	6,535,877	3,527,011
Capital lease obligations, less current portion	79,727	70,029
Stockholders' equity
Common stock: Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,241,846 common stock (2000—19,303,378)	11,264,419	10,708,519
Additional paid-in capital	429,955	407,455
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,034,721)	(7,067,317)

	4,767,406	4,156,409

	$11,383,009	$7,753,449

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three and six months ended June 30, 2001 and 2000

	Six months ended June 30, 2001	Three months ended June 30, 2001	Six months ended June 30, 2000	Three months ended June 30, 2000
Revenue	$13,024,528	$7,691,235	$9,160,952	$5,962,990
Cost of goods sold	8,135,393	4,823,969	5,506,747	3,498,263

Gross margin	4,889,135	2,867,266	3,654,205	2,464,727
Operating expenses:
Promotion and selling	3,574,168	1,881,746	2,586,551	1,557,340
General and administrative	1,382,718	732,741	1,143,796	662,118

	4,956,886	2,614,487	3,730,347	2,219,458

Income (loss) from operations	(67,751)	252,779	(76,142)	245,269
Other income (expense):
Interest income, net	(40,507)	(34,939)	(52,301)	(47,709)
Other income	140,854	75,246	114	—

	100,347	40,307	(52,187)	(47,709)

Income (loss) for the period	$32,596	$293,086	$(128,329)	$197,560

Income (loss) per share, basic	$0.00	$0.01	$(0.01)	$0.01
Income (loss) per share, diluted	0.00	0.01	(0.01)	0.01

Weighted average common stock, basic	19,618,542	19,920,626	17,371,163	17,435,412
Weighted average common stock, diluted	19,630,868	20,051,296	17,413,523	18,913,523

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Expressed in U.S. dollars)

(Unaudited)

Six months ended June 30, 2001
Two Years ended December 31, 2000 and 1999

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount
Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Foreign currency translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Warrants issued	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—		247,201
Stock-based compensation	—	—	35,557	—	—		35,557
Comprehensive loss:
Net income	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income						$1,596,356

Balance, December 31, 2000	19,303,378	$10,708,519	$407,455	$107,752	$(7,067,317)		$4,156,409
Options exercised	25,000	12,931	—	—	—		12,931
Warrant exercised	913,468	542,969	—	—	—		542,969
Stock-based compensation	—	—	22,500	—	—		22,500
Comprehensive loss:
Net Income	—	—	—	—	32,596	$32,596	32,596

Total comprehensive loss						$32,596

Balance, June 30, 2001	20,241,846	$11,264,419	$429,955	$107,752	$(7,034,721)		$4,767,406

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

    Six months ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Income (loss) for the period	$32,596	$(128,329)
Items not involving cash:
Depreciation and amortization	127,477	116,007
Non-cash interest expense	—	400
Stock-based compensation expense	22,500	34,660
Changes in assets and liabilities:
Accounts receivable	(2,653,919)	(2,118,593)
Inventory	(2,078,009)	(1,665,507)
Prepaid expenses	(226,754)	(192,296)
Accounts payable and accrued liabilities	1,811,319	1,621,115

Net cash used in operating activities	(2,964,790)	(2,332,543)
Cash flows from investing activities:
Purchase of fixed assets	(88,028)	(66,215)
Purchase of intangible assets	(18,558)	(6,882)

Net cash used in investing activities	(106,586)	(73,097)
Cash flows from financing activities:
Net borrowing under line of credit	1,199,740	1,748,688
Net borrowing (repayment of) capital lease obligations	7,505	(40,526)
Proceeds from exercise of options	12,931	—
Proceeds from exercise of warrants	542,969	121,648

Cash flows provided by financing activities	1,763,145	1,829,810
Effect of foreign exchange rate changes on cash	—	(61,361)

Net increase (decrease) in cash and cash equivalents	(1,308,233)	(637,191)
Cash and cash equivalents, beginning of year	3,034,708	344,551

Cash and cash equivalents, end of period	$1,726,477	$(292,640)

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$22,500	$69,320
Increase in capital lease obligations	41,066	119,073
Warrant issued as a prepaid financing charge	—	—
Cash paid during year for:
Interest payments	$110,589	$62,370
Income taxes	—	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

Six months ended June 30, 2001

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

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure sufficient market acceptance to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the periods ended June 30, 2001 and 2000, the Company incurred income of $32,596 and loss of $128,329, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2.  Significant accounting policies:

  (a)
  Basis of presentation:

      These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

      The financial information as at June 30, 2001 and for each of the six month periods ended June 30, 2001 and 2000 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a complete fiscal year. The results of operation for an interim period are not necessarily indicative of the results to be expected for a complete financial year or for any other period.

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

      At December 31, 1999, the Company migrated its operations to Seattle, Washington, and subsequently the majority of the Company's transactions are originally denominated in U.S. dollars. Accordingly, for the period ended June 30, 2001 the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended June 30, 2001, the Company incurred a foreign exchange gain of $47,001 (2000—Nil).

  (d)
  Cash and cash equivalents:

      The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3.  Line of credit:

    The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (8.25% at June 30, 2001).

4.  Stockholders' equity:

  (a)
  Stock options and stock-based compensation:

      During the three months ended June 30, 2001, the Company issued incentive stock options to purchase 207,000 shares of the Company's common stock to employees. The options have an exercise price of C$0.90 per share expiring May 27, 2006. The granting of these options have been accounted for in accordance with the intrinsic value method under APB 25. As these options were granted with an exercise price less than the market price at the date of grant, $22,500 compensation expense was recorded in the period as a result of the issuance of these options.

5.  Segmented information and export sales:

    The Company operates in one industry segment, with operations in both the United States and Canada. During the period ended June 30, 2001, sales in Canada were approximately $1,927,983 (2000—$1,474,518); sales in the United States were approximately $11,028,232 (2000—$7,625,913); sales in the United Kingdom were approximately $68,313 (2000—$60,521).

6.  Recent accounting pronouncements

    In April 2001, the FASB issued Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). The abstract sets out the FASB's interpretation of United States GAAP with respect to a vendor's income statement characterization of consideration paid to a reseller of the vendor's products. Specifically, these types of consideration are presumed to be a reduction of revenue when recognized in the vendor's income statement. The Company's current policies with respect to these consideration is to characterize them as a cost when recognized in the Company's income statement. Adoption of EITF 00-25 is required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative purposes. The company plans to adopt EITF 00-25 at that time. Adoption of EITF will have no impact on the Company's net income (loss) for any period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ended June 30, 2001
(Expressed in U.S. Dollars)

Net Sales

    For the three months ended June 30, 2001, net sales were $7,691,235, an increase of $1,728,245, or 29% over the $5,962,990 sales for the three months ended June 30, 2000. The increase in net sales was attributable to increased sales of Jones Soda and Jones Whoopass through the existing distribution network, and, to a lesser extent, increasing sales of Jones Juice, a non-carbonated juice & tea line launched in April 2001. As of June 30, 2001, Jones Soda products were sold in 45 states of the United States and ten provinces or territories of Canada.

Gross Profit

    Gross profit was $2,867,266 for the three months ended June 30, 2001, an increase of $402,539, or 16.3% over the $2,464,727 gross profit for the three months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 37.3% for the three months ended June 30, 2001 from 41.3% for the three months ended June 30, 2000. The increase in gross profit was attributable to increased net sales. The decrease in gross profit as a percentage of sales was attributable to a lower gross margin earned on the Jones Juice product extension.

Total Operating Expenses

    Total operating expenses were $2,614,487 for the three months ended June 30, 2001, an increase of $395,029, or 17.8% higher than total operating expenses of $2,219,458 for the three-month period ended June 30, 2000. Total operating expenses as a percentage of sales decreased to 34.0% from 37.20%. The increase in total operating expenses was attributable to increased promotion and selling expenses and to a lesser extent general and administrative expenses.

Promotion and Selling Expenses

    Promotion and selling expenses were $1,881,746 for the three months ended June 30, 2001, an increase of $324,406, or 20.8% from $1,557,340 for the three months ended June 30, 2000. Promotion and selling expenses as a percentage of net sales decreased to 24.5% for the three months ended June 30, 2001 from 26.1% for the three months ended June 30, 2000. The increase in promotion and selling expenses was primarily attributable to increases in distributor programs associated with the increased size of the Company's distribution network and associated volume as well as costs associated with the launch of the Company's Jones Juice product.

General and Administrative Expenses

    General and administrative expenses were $732,741 for the three months ended June 30, 2001, an increase of $70,623, or 10.7% compared to $662,118 for the three months ended June 30, 2000. General and administrative expenses as a percentage of net sales decreased to 9.5% for the three months ended June 30, 2001 from 11.1% for the three months ended June 30, 2000. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's retention of a recruiting firm for a senior executive and additional senior executive salary (COO), as well as increased general legal expenses and stock-based compensation. This was partially offset by no expenses in 2001 associated with the Company's physical relocation into the United States and legal fees associated with the Company's litigation against Tastemaker.

Other expenses

    Other income of $75,246 for the three months ended June 30, 2001 compared to nil for the three months ended June 30, 2000. Other income primarily includes foreign exchange gains.

Net Income

    Net income was $293,086 for the three months ended June 30, 2001, compared to $197,560 for the three months ended June 30, 2000. The $95,526 increase in net income was primarily attributable to other income and net interest income earned in 2001.

Results of Operations for the Six Months Ended June 30, 2001
(Expressed in U.S. Dollars)

Net Sales

    For the six months ended June 30, 2001, net sales were $13,024,528 an increase of $3,863,576, or 42.2% over the $9,160,952 sales for the six months ended June 30, 2000. The increase in net sales was attributable to increased sales of Jones Soda and Jones Whoopass through the existing distribution network, and, to a lesser extent, increasing sales of Jones Juice, a non-carbonated juice & tea line launched in April 2001.

Gross Profit

    Gross profit was $4,889,135 for the six months ended June 30, 2001, an increase of $1,234,930, or 33.8% over the $3,654,205 gross profit for the six months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 37.5% for the six months ended June 30, 2001 from 39.9% for the six months ended June 30, 2000. The increase in gross profit was primarily attributable to increased net sales.

Total Operating Expenses

    Total operating expenses were $4,956,886 for the six months ended June 30, 2001, an increase of $1,226,539, or 32.9% higher than total operating expenses of $3,730,347 for the six-month period ended June 30, 2000. Total operating expenses as a percentage of sales decreased to 38.1% from 40.7%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses incurred in the first six months of 2001.

Promotion and Selling Expenses

    Promotion and selling expenses were $3,574,168 for the six months ended June 30, 2001, an increase of $987,617, or 38.2% from $2,586,551 for the six months ended June 30, 2000. Promotion and selling expenses as a percentage of net sales decreased to 27.4% for the six months ended June 30, 2001 from 28.2% for the six months ended June 30, 2000. The increase in promotion and selling expenses was primarily attributable to increased selling expenses associated with an increasing size of the Company's distributor network and associated volume as well as costs associated with the launch of the Company's Jones Juice product.

General and Administrative Expenses

    General and administrative expenses were $1,382,718 for the six months ended June 30, 2001, an increase of $238,922, or 20.9% compared to $1,143,796 for the six months ended June 30, 2000. General and administrative expenses as a percentage of net sales decreased to 10.6% for the six months ended June 30, 2001 from 12.5% for the six months ended June 30, 2000. The increase in general and administrative expenses was primarily attributable to expenses associated with the

Company's retention of a recruiting firm for a senior executive and additional senior executive salary (COO), as well as increased general legal expenses and stock-based compensation. In addition, all six month's operating expenses in 2001 were in US dollars compared to Canadian dollar operating expenses for the first three months of 2000.

Other expenses

    Other income was $140,854 for the six months ended June 30, 2001 compared to $114 for the six months ended June 30, 2000. Other income is primarily foreign exchange gains.

Net Loss

    Net income was $32,596 for the six months ended June 30, 2001, compared to a net loss of $128,329 for the six months ended June 30, 2000. The $160,925 decrease in the net loss was primarily attributable to other income in 2001.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at June 30, 2001, the Company had working capital of $4,019,619 compared to working capital of $3,378,034 as at December 31, 2000. The increase in working capital was primarily attributable to the exercise of warrants for the six month period ending June 30, 2001.

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

    Cash and cash equivalents decreased to $1,726,477 as at June 30, 2001 from December 31, 2000. Net cash used in operating activities was $2,964,790 for the six months ended June 30, 2001. The Company's investing activities used $106,586 for the six months ended June 30, 2001 primarily for the purchase of computer and cooler equipment. Cash flow provided by financing activities was $1,763,145 for the six months ended June 30, 2001 and consisted primarily of borrowing under the line of credit and proceeds from the exercise of warrants.

Investor Relations

    During the period ending June 30, 2001, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

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

QuickLinks

JONES SODA CO. FORM 10-QSB
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Balance Sheets (Expressed in U.S. dollars) June 30, 2001 with comparative figures for December 31, 2000
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited) Three and six months ended June 30, 2001 and 2000
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income (Expressed in U.S. dollars) (Unaudited) Six months ended June 30, 2001 Two Years ended December 31, 2000 and 1999
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited)
JONES SODA CO. AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Expressed in U.S. dollars) (Unaudited) Six months ended June 30, 2001
SIGNATURE