Form 10QSB
period 2001-09-30
JONES SODA CO
filed 2001-11-13
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2001, the issuer had 20,251,846 shares of common stock outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

JONES SODA CO.

FORM 10-QSB

Index			Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	a)	Interim Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	b)	Interim Consolidated Statements of Operations for the Three and Nine months ended September 30, 2001 and 2000	4
	c)	Interim Consolidated Statement of Stockholder's Equity and Comprehensive Income for the Nine months ended September 30, 2001 and Two years ended December 31, 2000 and 1999	5
	d)	Interim Consolidated Statements of Cash Flows for the Nine months ended June 30, 2001 and 2000	6
	e)	Notes to Interim Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis or Plan of Operation		10
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings		13
Item 2	Changes in Securities and Use of Proceeds		13
Item 3	Defaults Upon Senior Securities		13
Item 4	Submission of Matters to a Vote of Security Holders		13
Item 5	Other Information		13
Item 6	Exhibits and Reports on Form 8-K		13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

September 30, 2001 with comparative figures for December 31, 2000

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,034,708
Accounts receivable	3,650,489	1,713,864
Inventory	2,892,909	1,894,489
Prepaid expenses	691,938	261,984

	7,235,336	6,905,045
Capital assets	682,322	735,482
Intangible assets	140,872	112,922

	$8,058,530	$7,753,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$455,360	$—
Line of credit	513,351	1,566,915
Accounts payable and accrued liabilities	2,492,785	1,878,980
Current portion of capital lease obligations	78,923	81,116

	3,540,419	3,527,011
Capital lease obligations, less current portion	60,270	70,029
Stockholders' equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,251,846 common stock (2000—19,303,378)	11,269,419	10,708,519
Additional paid-in capital	429,955	407,455
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,349,285)	(7,067,317)

	4,457,841	4,156,409

	$8,058,530	$7,753,449

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three and nine months ended September 30, 2001 and 2000

	Nine months ended September 30, 2001	Three months ended September 30, 2001	Nine months ended September 30, 2000	Three months ended September 30, 2000
Revenue	$19,619,234	$6,594,706	$14,930,801	$5,769,849
Cost of goods sold	12,442,423	4,307,030	8,910,972	3,404,225

Gross margin	7,176,811	2,287,676	6,019,829	2,365,624
Operating expenses:
Promotion and selling	5,257,203	1,788,786	5,229,216	2,642,228
General and administrative	2,301,262	812,793	2,169,094	939,618

	7,558,465	2,601,579	7,398,310	3,581,846

Income (loss) from operations	(381,654)	(313,903)	(1,378,481)	(1,216,222)
Other income (expense):
Interest income, net	(63,813)	(23,306)	12,028	1,846
Other income	158,499	17,645	30,860	7,113
Settlement—litigation	5,000	5,000	4,275,231	4,275,231

	99,686	(661)	4,318,119	4,284,190

Income (loss) for the period	$(281,968)	$(314,564)	$2,939,638	$3,067,968

Income (loss) per share, basic	$(0.01)	$(0.02)	$0.17	$0.18
Income (loss) per share, diluted	(0.01)	(0.02)	0.16	0.17

Weighted average common stock, basic	19,831,999	20,247,716	17,414,415	17,499,978
Weighted average common stock, diluted	19,831,999	20,247,716	18,446,674	18,434,273

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Expressed in U.S. dollars)

(Unaudited)

Nine months ended September 30, 2001
Two Years ended December 31, 2000 and 1999

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount
Balance, December 31, 1998	15,150,164	8,947,585	173,376	95,325	(7,854,497)		1,361,789
Options exercised	25,000	15,610	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	188,922	—	—		1,651,460
Comprehensive loss:
Net loss	—	—	—	—	(809,176)	$(809,176)	(809,176)
Foreign currency translation adjustments	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss						$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	362,298	107,752	(8,663,673)		2,267,695
Warrants issued	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—		247,201
Stock-based compensation	—	—	35,557	—	—		35,557
Comprehensive loss:
Net income	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income						$1,596,356

Balance, December 31, 2000	19,303,378	$10,708,519	$407,455	$107,752	$(7,067,317)		$4,156,409
Options exercised	35,000	17,931	—	—	—		17,931
Warrant exercised	913,468	542,969	—	—	—		542,969
Stock-based compensation	—	—	22,500	—	—		22,500
Comprehensive loss:
Net loss	—	—	—	—	(281,968)	$(281,968)	(281,968)

Total comprehensive loss						$(281,968)

Balance, September 30, 2001	20,251,846	$11,269,419	$429,955	$107,752	$(7,349,285)		$4,457,841

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Nine months ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Loss for the period	$(281,968)	$(2,939,638)
Items not involving cash:
Depreciation and amortization	178,658	170,874
Non-cash interest expense	—	400
Stock-based compensation expense	22,500	113,180
Changes in assets and liabilities:
Accounts receivable	(1,936,625)	(1,464,250)
Inventory	(998,420)	(847,509)
Prepaid expenses	(429,954)	(178,162)
Accounts payable and accrued liabilities	613,805	911,962

Net cash used in operating activities	(2,832,004)	1,646,133
Cash flows from investing activities:
Purchase of fixed assets	(102,998)	(118,406)
Purchase of intangible assets	(50,450)	(20,385)

Net cash used in investing activities	(153,448)	(138,791)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(1,053,564)	1,949,881
Bank indebtedness	455,360	—
Net borrowing (repayment of) capital lease obligations	(11,952)	(55,015)
Proceeds from exercise of options	17,931	—
Proceeds from exercise of warrants	542,969	121,648

Cash flows provided by (used in) financing activities	(49,256)	2,016,514
Effect of foreign exchange rate changes on cash	—	(61,361)

Net increase (decrease) in cash and cash equivalents	(3,034,708)	3,462,495
Cash and cash equivalents, beginning of year	3,034,708	344,551

Cash and cash equivalents, end of period	$—	$3,807,406

Supplemental disclosure of non-cash financing and
investing activities:
Stock-based compensation	$22,500	$113,180
Increase in capital lease obligations	29,114	119,073
Warrant issued as a prepaid financing charge	—	9,600
Cash paid during year for:
Interest payments	$143,238	$160,557
Income taxes	—	—
Other items:
Settlement—litigation	5,000	4,510,350

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

Nine months ended September 30, 2001

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

    The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure sufficient market acceptance to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the periods ended September 30, 2001 and 2000, the Company incurred loss of ($281,968) and income of $2,939,638 (after receiving settlement on litigation in the amount of $4,275,231), respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2.  Significant accounting policies:

  (a)
  Basis of presentation:

      These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

      The financial information as at September 30, 2001 and for each of the nine month periods ended September 30, 2001 and 2000 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a complete fiscal year. The results of operation for an interim period are not necessarily indicative of the results to be expected for a complete financial year or for any other period.

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

      At December 31, 1999, the Company migrated its operations to Seattle, Washington, and subsequently the majority of the Company's transactions are originally denominated in U.S. dollars. Accordingly, for the period ended September 30, 2001 the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended September 30, 2001, the company incurred a foreign exchange gain of $64,646 (2000—Nil)

  (d)
  Cash and cash equivalents:

      The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3.  Line of credit:

    The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (6.00% at September 30, 2001).

4.  Stockholders' equity:

  (a)
  Stock options and stock-based compensation:

      During the three months ended September 30, 2001, the Company issued incentive stock options to purchase 102,500 shares of the Company's common stock to employees and distributors. The options have an exercise price of C$1.05 per share expiring July 22, 2003. The granting of these options have been accounted for in accordance with the intrinsic value method under APB 25. As these options were granted with an exercise price based on the market price at the date of grant, no compensation expense was required to be recorded in the period as a result of the issuance of these options.

5.  Segmented information and export sales:

    The Company operates in one industry segment, with operations in both the United States and Canada. During the period ended September 30, 2001, sales in Canada were approximately $3,066,009 (2000—$2,447,054); sales in the United States were approximately $16,456,836 (2000—$12,362,068); sales in the United Kingdom were approximately $96,389 (2000—$121,679).

6.  Recent accounting pronouncements

    In April 2001, the FASB issued Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). The abstract sets out the FASB's interpretation of United States GAAP with respect to a vendor's income statement characterization of consideration paid to a reseller of the vendor's products. Specifically, these types of consideration are presumed to be a reduction of revenue when recognized in the vendor's income statement. The Company's current policies with respect to these type of consideration is to characterize them as a cost when recognized in the Company's income statement. Adoption of EITF 00-25 is required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative purposes. The company plans to adopt EITF 00-25 effective Jan 1, 2002. Adoption of EITF will have no impact on the Company's net income (loss) for any period.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the Three Months Ended September 30, 2001
(Expressed in U.S. Dollars)

Net Sales

    For the three months ended September 30, 2001, net sales were $6,594,706, an increase of $824,857, or 14.3% over the $5,769,849 sales for the three months ended September 30, 2000. The increase in net sales was attributable to increased sales of Jones Soda as well as sales of Jones Juice, a non-carbonated juice & tea line launched to the Company's distribution network in April 2001. As of September 30, 2001, Jones Soda products were sold in 45 states of the United States and ten provinces or territories of Canada as well as to the United Kingdom.

Gross Profit

    Gross profit was $2,287,676 for the three months ended September 30, 2001, a decrease of $77,948 or 3.30% over the $2,365,624 gross profit for the three months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 34.7% for the three months ended September 30, 2001 from 41% for the three months ended September 30, 2000. The decrease in gross profit was attributable to the fact that the Jones Juice product line has a lower gross profit per case than either Jones Soda or Whoopass. The decrease in gross profit as a percentage of sales was also attributable to the lower gross margin earned on the Jones Juice line.

Total Operating Expenses

    Total operating expenses were $2,601,579 for the three months ended September 30, 2001, a decrease of $980,267 or 27.3% lower than total operating expenses of $3,581,846 for the three-month period ended September 30, 2000. Total operating expenses as a percentage of sales decreased to 39.4% from 62.1%. The decrease in total operating expenses was attributable to decreased promotion and selling expenses and to a lesser extent decreased general and administrative expenses.

Promotion and Selling Expenses

    Promotion and selling expenses were $1,788,786 for the three months ended September 30, 2001, a decrease of $853,442, or 32.3% from $2,642,228 for the three months ended September 30, 2000. Promotion and selling expenses as a percentage of net sales decreased to 27.1% for the three months ended September 30, 2001 from 45.8% for the three months ended September 30, 2000. The decrease in promotion and selling expenses was primarily attributable to a decrease in the distributor programs on a per case basis, decreased salaries and wages associated with the use of more junior sales personnel and a reduction in senior sales personnel, partially offset by increased distributor programs associated with the launch of Jones Juice.

General and Administrative Expenses

    General and administrative expenses were $812,793 for the three months ended September 30, 2001, a decrease of $126,825 or 13.5% compared to $939,618 for the three months ended September 30, 2000. General and administrative expenses as a percentage of net sales decreased to 12.3% for the three months ended September 30, 2001 from 16.29% for the three months ended September 30, 2000. The decrease in general and administrative expenses was primarily attributable to decreased interest expenses as well as no expenses in 2001 associated with the Company's physical re-location into the United States, partially offset by increased expenses associated with the Company's retention of a recruiting firm and then senior executive salary.

Other expenses

    Other expense of $661 for the three months ended September 30, 2001 includes foreign exchange gain as well as settlement monies of $5,000 received from litigation initiated against Jones Soda Co. but deemed frivolous. Other expenses of $661 for September 30, 2001 compares to other income of $4,284,190 which was the net settlement received from the Company's litigation against Tastemaker and settled in the period ending September 30, 2000.

Net Loss/Income

    Net loss was $314,564 for the three months ended September 30, 2001, compared to net income of $3,067,968 for the three months ended September 30, 2000. The decease in net income was attributable to other extraordinary income earned in 2000, partially offset by an improvement in the Company's operating loss in 2001.

Results of Operations for the Nine Months Ended September 30, 2001
(Expressed in U.S. Dollars)

Net Sales

    For the nine months ended September 30, 2001, net sales were $19,619,234 an increase of $4,688,433, or 31.4% over the $14,930,801 sales for the nine months ended September 30, 2000. The increase in net sales was attributable to increased sales of Jones Soda and Jones Whoopass through the existing distribution network, as well as to sales of Jones Juice, the Company's new non-carbonated juice & tea line launched in April 2001.

Gross Profit

    Gross profit was $7,176,811 for the nine months ended September 30, 2001, an increase of $1,156,982, or 19.2% over the $6,019,829 gross profit for the nine months ended September 30,2000. Gross profit as a percentage of net sales decreased to 36.6% for the nine months ended September 30, 2001 from 40.3% for the nine months ended September 30, 2000. The increase in gross profit was primarily attributable to increased net sales, while the decrease in gross profit as a percentage of sales was attributable to the Company's Jones Juice line which has a lower gross profit per case than Jones Soda and Jones Whoopass.

Total Operating Expenses

    Total operating expenses were $7,558,465 for the nine months ended September 30, 2001, an increase of $160,155, or 2.17% higher than total operating expenses of $7,398,310 for the nine month period ended September 30, 2000. Total operating expenses as a percentage of sales decreased to 38.5% from 49.5%. The increase in total operating expenses was primarily attributable to increased promotion and selling expenses incurred in the first nine months of 2000.

Promotion and Selling Expenses

    Promotion and selling expenses were $5,257,203 for the nine months ended September 30, 2001, an increase of $27,987, or .5% from $5,229,216 for the nine months ended September 30, 2000. Promotion and selling expenses as a percentage of net sales decreased to 26.8% for the nine months ended September 30, 2001 from 35% for the nine months ended September 30, 2000. The increase in promotion and selling expenses was primarily attributable to new distributor programs associated with the launch of the new Jones Juice product line, offset by slightly lower salaries and wages for the sales and marketing team.

General and Administrative Expenses

    General and administrative expenses were $2,301,262 for the nine months ended September 30, 2001, an increase of $132,168 or 6.1% compared to $2,169,094 for the nine months ended September 30, 2000. General and administrative expenses as a percentage of net sales decreased to 11.7% for the nine months ended September 30, 2001 from 14.5% for the nine months ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to expenses associated with the Company's retention of a recruiting firm and then senior executive salary, as well as increased general legal expenses and stock-based compensation and all nine month's operating expenses in US dollars compared to Canadian dollar operating expenses for the first three months of 2000.

Other expenses

    Other income was $99,686 for the nine months ended September 30, 2001 compared to $4,318,119 for the nine months ended September 30, 2000. Other income in 2001 is primarily a foreign exchange gain, while other income in 2000 is primarily extraordinary income from settlement of litigation.

Net Loss

    Net loss was $281,968 for the nine months ended September 30, 2001, compared to a net income of $2,939,638 for the nine months ended September 30, 2000. The increase in the net loss was primarily attributable to other income in 2000 offset by an improvement in operating losses for 2001 over 2000.

Liquidity and Capital Resources

    The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

    As at September 30, 2001, the Company had working capital of $3,694,918 compared to working capital of $4,705,677 as at September 30, 2000.

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

    Cash and cash equivalents decreased to nil for the period ending September 30, 2001 from the year ended December 31, 2000. Net cash used in operating activities was $2,832,004 for the nine months ended September 30, 2001. The Company's investing activities used $153,448 for the nine months ended September 30, 2001 primarily for the purchase of computer and cooler equipment. Cash flow provided by financing activities was ($49,256) for the nine months ended September 30,2001 and consisted primarily of bank indebtedness and proceeds from the exercise of warrants, offset by the repayment of the line of credit from cash and cash equivalents.

Investor Relations

    During the period ending September 30, 2001, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

    On August 15, 2001, Southwest Specialty Foods, Inc. and Jones Soda Co. signed a Mutual Settlement Agreement and Release with respect to alleged trademark infringement. In this settlement, Southwest Specialty Foods, Inc. agreed to pay Jones Soda Co. $5,000 to offset legal costs incurred by Jones Soda Co. to defend these allegations. Subsequently, Southwest Specialty Foods, Inc. filed a statement of discontinuance of action in the United States District Court for the District of Arizona, for the alleged trademark infringement.

  Item 2.  Changes in Securities and Use of Proceeds

    Not Applicable.

  Item 3.  Defaults Upon Senior Securities

    Not Applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders

    None

  Item 5.  Other Information

    Not Applicable.

  Item 6.  Exhibits and Reports on Form 8-K

    99.1
    Press release dated August 21, 2001: "Jones Soda Co. appoints new board member"

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JONES SODA CO.

	By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer

Dated: November 13, 2001

EXHIBIT INDEX

Exhibit Index	Description
99.1	Press release dated August 21, 2001: "Jones Soda Co. appoints new board member"

QuickLinks

JONES SODA CO. FORM 10-QSB
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Balance Sheets (Expressed in U.S. dollars) September 30, 2001 with comparative figures for December 31, 2000
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited) Three and nine months ended September 30, 2001 and 2000
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income (Expressed in U.S. dollars) (Unaudited) Nine months ended September 30, 2001 Two Years ended December 31, 2000 and 1999
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited) Nine months ended September 30, 2001 and 2000
JONES SODA CO. AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Expressed in U.S. dollars) (Unaudited) Nine months ended September 30, 2001
Item 2. Management's Discussion and Analysis or Plan of Operation
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX