Form 10KSB
period 2001-12-31
JONES SODA CO
filed 2002-04-01
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to
Commission file number 005-58549

Jones Soda Co.
(Name of small business issuer in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1696175 (I.R.S. Employer Identification No.)
234 Ninth Avenue North Seattle, WA 98109 (Address of Principal Executive Offices)	(206) 624-3357 (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

(none)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year: $23,615,911

        As of March 12, 2002, there were 19,799,996 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $8,611,002, based on the average of the bid ($0.01) and asked ($1.01) prices of such stock on that date of $0.51.

        Documents Incorporated By Reference: The Company's definitive proxy statement for its 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2001, is incorporated by reference in Part III hereof.

        Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

JONES SODA CO.
Form 10-KSB Annual Report
Table of Contents

		Page
PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	21
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7.	Consolidated Financial Statements	24
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	**
Item 10.	Executive Compensation	**
Item 11.	Security Ownership of Certain Beneficial Owners and Management	**
Item 12.	Certain Relationships and Related Transactions	**
Item 13.	Exhibits and Reports on Form 8-K	25
SIGNATURE		26

**
Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2001.

EXPLANATORY NOTE

        Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to "we," "us," and the "Company" are to Jones Soda Co., a Washington corporation, and its wholly owed subsidiaries WAZU Products Ltd., Jones Soda Co. (USA) Inc., myjones.com Inc. and Whoopass USA Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

        The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect the Company's current views with respect to its business, strategies, products, future results and events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

        For a discussion of some of the factors that may affect the Company's business, results and prospects, see "ITEM 1.—DESCRIPTION OF BUSINESS—Risk Factors Affecting the Business of the Company." Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports previously filed with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-KSB and 10-QSB and its registration statement on Form S-4, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

CURRENCY TRANSLATION

        Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. The Company's financial statements are reported in United States dollars.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

        We develop, produce, market and distribute "alternative" or "New Age" beverages. We currently produce, market and distribute four unique beverage brands,

  •
  Jones Soda Co.®, a "premium" soda,

  •
  Jones Naturals, a non-carbonated juice & tea,

  •
  Jones Energy, an energy drink and

  •
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

  •
  stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada; and

  •
  developing unique alternative beverage brands and products.

        The premise underlying our business strategy is that the commercial success of any alternative or New Age beverage brand will, in large part, be determined by its brand image. Moreover, due to the limited life cycle of beverages in the alternative or New Age category of the beverage industry, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. Beginning in March 1995, we shifted our business from being solely a regional distributor of licensed and unlicensed brands and products to being exclusively a developer, producer, marketer and distributor of our internally developed brands and products. One of the main reasons for our change in strategic direction from distributing other brands to producing and marketing our own brands was the potential to increase sales beyond one specific territory and to earn higher gross margins from the sale of our own unique beverage brands. During this period we also reorganized and added to our senior management team.

        We use contract packers to prepare, bottle and package our internally developed products, continually reviewing our contract packing needs in light of regulatory compliance and logistical requirements. Currently, our primary contract packers are located in Burnaby, British Columbia, Woodbridge, Ontario, Forest Grove, Oregon, Cold Springs, Minnesota and Modesto, California. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications.

        We arrange with independent trucking companies to have product shipped from our contract packers to independent warehouses. From such independent warehouses, we deliver our products through independent trucking companies to our distributors. Distributors sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers' shelves with our products.

Historical Development

        Jones Soda Co. is a Washington corporation and has its principal place of business at 234 Ninth Avenue North, Seattle, Washington 98109 and its telephone number is (206) 624-3357.

        Originally, the Company was incorporated on December 23, 1986 as a British Columbia corporation under the name "2072 Investment Ltd." After several name changes, we became "Urban Juice & Soda Company Ltd." on May 26, 1993. Effective December 31, 1999, we relocated out of British Columbia and continued into the State of Wyoming, as a result of which, we ceased to be a British Columbia corporation and became a Wyoming corporation. Subsequently, on August 1, 2000, Urban Juice & Soda Company Ltd. merged into and became Jones Soda Co., a Washington corporation.

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

        Since 1997, we have operated exclusively as a beverage manufacturer and marketer of its own brands. In August 1999, we created a separate brand, Jones Whoopass, an energy drink and subsequently re-named Whoopass. In April 2001, we introduced Jones Juice, a product extension of Jones Soda Co., which we subsequently renamed in early 2002 as Jones Naturals. In November 2001, we created Jones Energy, an energy drink, as a third product extension of Jones Soda Co. Our primary brand, Jones Soda Co. and its product extensions, comprise the majority of our sales, with Jones Naturals comprising 16.0% of total sales and Whoopass comprising 13.7% of total sales. Recently, in February 2002, we reorganized our branded groups into two categories, Jones and Whoopass, with all operations associated with the Whoopass brand to be conducted through our wholly owned subsidiary, Whoopass USA Inc.

Subsidiaries

        Jones Soda Co. is a holding company and carries on no operating business except through its direct wholly owned subsidiaries, as follows:

  •
  Jones Soda Co. (USA) Inc.—A wholly owned subsidiary incorporated in the State of Washington on August 3, 1995, which focuses on our operations in the United States;

  •
  WAZU Products Ltd.—A wholly owned subsidiary incorporated in British Columbia on March 6, 1987 (originally under the name Urban Hand Ltd.), which focuses on our operations in Canada;

  •
  WhoopAss USA Inc.—A wholly-owned subsidiary incorporated in the State of Washington on November 20, 2001, which focuses on our Whoopass brand operations; and

  •
  Myjones.com Inc—A wholly owned subsidiary incorporated in the State of Washington on February 14, 2000, which operates our www.myjones.com website.

The New Age or Alternative Beverage Industry

        Jones Soda Co. and WhoopAss, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, beer, fruit juices and drinks, bottled water, wine and spirits.

        In its annual beverage market survey for calendar year 2000, Beverage World magazine (www.beverageworld.com) estimated that the New Age or alternative beverage markets grew 11.2% over 1999, to approximately $9.7 billion in total sales.

        New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the products use natural ingredients and flavors. According to Beverage Marketing Corporation (www.beverageworld.com), for 2000, the New Age or alternative beverage category consists of the following segments:

  •
  Energy drinks

  •
  Fresh packaged fruit beverages

  •
  Premium soda

  •
  Retail PET (polyethylene terephthalate) bottled water

  •
  Ready-to-drink (RTD) coffee

  •
  RTD tea (regular/diet)

  •
  RTD (nutrient-enhanced)

  •
  Shelf-stable dairy (regular/diet)

  •
  Shelf-stable dairy (nutrient-enhanced)

  •
  Single-serve-fruit beverages (regular/diet)

  •
  Single-serve-fruit beverages (nutrient enhanced)

  •
  Smoothies

  •
  Sparkling water

  •
  Sports drinks

  •
  Vegetable/fruit juice blends

  •
  Other New Age beverages

Business Strategy

        In late 1995, we launched our premium soda product under our trademarked brand, Jones Soda Co. We made this decision after witnessing the proliferation of new ready-to-drink tea brands during the first half of the 1990s, anticipating what we believed to be a peak in the product life cycle for that segment of the New Age beverage category. By launching Jones Soda Co., we believed we were creating a new category in the New Age beverage market and that we were offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the "all-natural soda" segment to the "premium soda" segment and cited Jones Soda Co. as an example of a beverage in this category. Thus, we believe that the Jones Soda Co. brand and product line have helped to create a new segment in the New Age or alternative beverage industry.

        Utilizing creative but relatively low cost marketing and brand promotion techniques, we are currently focused on building a strong distributor network for our lead brand, Jones Soda Co. We believe that our experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with its efforts to build a quality network of independent distributors. Moreover, we believe that our first hand experience watching other companies' fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five New Age beverage brands, including Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple, have each achieved a minimum of $100,000,000 in revenues. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination. In developing the Jones Soda Co. brand, we believe we have created a leading brand in the premium soda segment of the New Age beverage category and have marketed the product with a distinct fashion component. The fashion component includes black and white labels, which is representative of current overall fashion trends. See "Products —Jones Soda Co." We believe we will be ready to launch new unique brands, products and/or product extensions through our then-existing distributor network if and when the consumer demand for Jones Soda Co. brand or products begins to decline.

        Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. We believe that products in the New Age beverage category, much like certain fashion trends, tend to have a limited life cycle of approximately five to nine years. As part of our business strategy, we intend to launch new brands, products and/or product extensions at approximately 18 to 30 month intervals. See "Brand and Product Development," below.

        Key elements of our business strategy include the following:

  Brand Franchise

        We believe that the market for alternative beverages is dependent to a large extent on image more than taste, and that this market is driven by trendy, young consumers between the ages of 12 and 34. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda Co. labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

  Distributor Network and Key Accounts

        We distribute our products through a network of independent distributors. We have also obtained listings for our Jones Soda Co. Whoopass, and Jones Naturals brands with certain key retail accounts, including QFC, Meijer, Ralph's, Kroger and Safeway. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

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

        We have additionally pursued distribution to "alternative" or "non-traditional" beverage retailers. We have entered into exclusive distribution agreements with approximately 250 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores primarily in San Diego, Seattle and Vancouver, B.C. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy.

  Brand and Product Development

        We have developed and intend to continue to develop our brands and products in-house. We used a similar process initially to create the WAZU and Jones Soda Co. brands, and intend to continue utilizing this process in connection with the creation of our future brands. This process primarily consists of the following steps:

        Market Evaluation.    First we perform a complete review of the beverage industry in general, including a review of existing beverage categories and segments, and the product life cycle stages of such categories and segments. In addition, we review the fashion industry and the consumer products industry to determine the general trends in such industries. Based on these findings, we also review and attempt to determine the direction of future fashion and consumer product trends. Finally, we evaluate the strengths and weaknesses of certain categories and segments of the beverage industry with a view to pinpointing potential opportunities.

        Distributor Evaluation.    We then prepare a thorough analysis of existing and potential distribution channels. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

        Production Evaluation.    Next, we review all aspects of production in the beverage industry, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our unique brands and products.

        Image And Design.    In light of our market, distributor and production evaluations, we then create and develop the concept for a beverage brand or product extension. Although we control all aspects of the creation of each brand or product extension, we contract with outside creative artists to help design our brands. We have used, and intend to continue to use, a different artist, or group of artists, whose portfolio of work best suits us with respect to the creation of a particular new brand or product extension. These artists work closely with us to finalize the creation of a new brand image and design. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

        Due to the limited life cycle of beverages in the New Age or alternative category, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

Products

  Jones Soda Co.

        We believe that our trademarked Jones Soda Co. brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda Co. in

November 1995, and the Jones Soda Co. product line currently consists of the following eighteen flavors:

• Orange & Cream Soda	• Strawberry Lime Soda	• Fufu Berry Soda
• Peachy Keen Soda	• Vanilla Cola	• Blue Bubblegum Soda
• Cherry Soda	• Root Beer	• Green Apple Soda
• Lemon Lime Soda	• Cream Soda	• Berry Lemonade Soda
• Crushed Melon	• Strawberry & Cream Soda	• Slim Cream Soda
• Fun Soda	• Happy Soda	• Slim Black Cherry

        Each of the current Jones Soda Co. products is made from natural and artificial flavors. Some flavors distributed in the U.S. market may contain caffeine (whereas in Canada only Vanilla Cola and Root Beer contain caffeine). Each flavor has a different color profile that we believe is readily distinguishable on a retail shelf. All Jones Soda Co. beverage products come in 12 ounce (355 ml) clear long-neck bottles with primarily black and white labels displaying a variety of contemporary urban American images. We also encourage consumers of Jones Soda Co., through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda Co. labels.

  Whoopass

        We originally launched Jones WhoopAss in October 1999, and subsequently re-named it Whoopass. WhoopAss is a citrus drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

  Jones Naturals

        In April 2001, the Company launched a non-carbonated beverage, Jones Juice. The Jones Juice products have 100% natural flavors and contain ingredients such as ginseng, royal jelly, kava kava, valerian root, lemongrass, zinc, taurine, creatine and various vitamins. Jones Juice comes in 20 ounce (591 ml) clear bottles with color photograph labels. Consumers are similarly encouraged to send in photographs that potentially may be used on one of the Jones Juice labels. In order to promote a clearer and more integrated brand image, in March 2002 we re-labeled Jones Juice to resemble the black and white photo labels of Jones Soda Co., and we renamed the product Jones Naturals. The Jones Naturals line currently consists of:

• Berry White	• Limes with Orange	• Purple Carrot
• Betty	• Fu Cran Fu	• Bada Bing!
• D'Peach Mode	• Black	• Dave

  Jones Energy

        In November 2001, we launched, Jones Energy, another energy drink. Jones Energy is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing vitamin B6, riboflavin, niacin, thiamin and coQ-10. Jones Energy competes in the Energy Drink category of the New Age beverage industry.

        In March 2002, we announced the re-organization of our products under two separate brands, Jones and Whoopass. The Jones brand, which includes Jones Soda Co., Jones Naturals and Jones Energy, will be operated within the Jones Soda Co. operating structure. Whoopass, and all Whoopass product extensions will be operated through our subsidiary company, Whoopass USA Inc. In March 2002, we also announced the launch of a Whoopass product extension, Whoopass Energy Shots, which are concentrated energy supplements in a 1 ounce container.

        For the year ended December 31, 2001, revenue from the sale of the Jones brands, Jones Soda Co., Jones Naturals and Jones Energy, constituted 86.1% of our total revenue. Revenue from the sale of WhoopAss constituted 13.9% of our total revenue.

Marketing, Sales And Distribution

  Marketing

        Our pricing policies for the Jones and Whoopass brands take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. Since we can control our production costs, we work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each chain in the distribution process. The following table shows the suggested retail prices for our products in the United States and in Canada:

	United States	Canada
Jones Soda Co.	$0.79—$1.09	Cdn.$0.99—Cdn.$1.29
Jones Naturals	$1.49	Cdn.$1.89
Whoopass	$1.99	Cdn.$1.99
Jones Energy	$1.99	N/A

        We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell Jones and Whoopass products and our wearables on our web site (http://www.jonessodastore.com). Through cooperative advertising, several of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a "grass roots" level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote Jones and Whoopass, and we have signed up several athletes in the skateboard, snowboard and mountain bike arenas. We also use three leased recreational vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

        During 2001 we maintained our unique website, www.myjones.com, which allows our Jones Soda Co. consumers to create their own personalized 12 pack of Jones Soda Co. with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda Co. brand. Consumers can scan their unique photo through the web and crop and create their own "myjones" labels. The unique labels are downloaded at our office in Seattle and we send out 12 packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda Co. brand as well as provided for increased consumer interactivity with the Jones Soda Co. brand, and we anticipate that it will continue to do so.

  Sales

        Our products are sold in 41 states in the U.S. and eight provinces in Canada, as well as in the U.K., primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets. During the year ended December 31, 2001, sales in the U.S. represented 84.1% of total sales, while sales in Canada represented 15.4% and sales in the U.K. represented 0.5% of total sales, respectively.

        During 2001, our sales force was organized into six regional groups, consisting of the U.S. Pacific Northwest, the U.S. Southwest, the U.S. Midwest, the U.S. East Coast, Canada and International. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques. All of our sales personnel have had prior industry experience.

  Distribution

        We primarily sell our products through our distribution network, and we currently have relationships with approximately 140 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. The majority of our distributors carry other beverage products. Agreements with our distributors vary, but most are oral and terminable by either party at will, as we believe is common in the beverage industry.

        During the year ended December 31, 2001, the three primary distributors of our products purchased approximately 10.6%, 8.2% and 2.7%, respectively, of the total number of cases sold. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network, which may result in a decreased dependence on any one or more of our independent distributors. In addition, during 2001, our top distributor and two of our other top five distributors either filed for bankruptcy or went out of business, and in late 2001 and early 2002 we subsequently entered into agreements or letters of intent with new distribution partners for these three markets. For two of these markets, our new distribution partners agreed to pay us for the rights to distribute our brands.

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

Production

  Contract Packing Arrangements

        We currently use five main independent contract packers known as "co-packers" to prepare and bottle our products. As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements, except as detailed below.

  Raw Materials

        The raw materials used in the preparation and packaging of our products (consisting primarily of concentrate, glass, labels, caps and packaging) are purchased from suppliers selected either directly by our contract packers or by us, who, in turn, supply those raw materials to our contract packers.

        We believe that we have adequate sources of raw materials, which are available from multiple suppliers. Currently, we purchase our flavor concentrate from two flavor concentrate companies, Pro-Liquitech International and Wild Flavors, Inc. We anticipate that we will purchase flavor concentrate from other flavor houses for future Jones and Whoopass flavors and/or additional products, with the intention of developing secondary sources of flavor concentrate for each of our products. The water used to produce Jones and Whoopass is filtered and is also treated to reduce alkalinity.

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

        For every run of product, our contract packer undertakes extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract packer must transmit all quality control test results to us on a daily basis. These test results are reviewed by our internal technical staff for compliance with our standards. In addition, samples from every production run are forwarded to our quality control department. These samples are then re-tested by us to double-check the production facilities' quality control. Based on our experience, we believe this cross check on product meets or exceeds standard procedures established in the industry.

        Testing at both our facility and the contract production facilities includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. This information is then logged into a database for rapid statistical analysis and followed up with each contract packer. We believe our production facilities inspection program meets or exceeds industry standards. Water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product.

        We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers' production facilities and monitor their product quality.

  Regulation

        The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling and/or ingredient infractions with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no notifications or actions currently outstanding. See "Risk Factors Affecting the Business of the Company," below.

Trademarks, Flavor Concentrate Trade Secrets and Patent Pending

        We own a number of trademarks, including the following in the United States and Canada: "Jones Soda Co.®," "Jones Naturals™" [Jennifer—confirm that TM registration has been applied for Naturals] "WhoopAss™" and "Slim Jones®." In the United States the trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including "Wet Yourself™," "I've Got A Jones For A Jones®," "Jones Soda Co. and Design™," "Whoopass

and Design®" and "My Jones". In addition, we have applied for trademark protection for several marks, including "Jones Soda Co." and "Whoopass" in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

        We also have the exclusive rights to twenty-seven flavor concentrates developed with our flavor concentrate companies, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

        We also have applied for patent protection in the U.S. and in Canada for our "myjones.com" project.

        We consider our trademarks and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See "Risk Factors Affecting The Business of The Company," below.

Competition

        The beverage industry is highly competitive. The principal methods of competition in the beverage industry include the following:

  •
  brand name;

  •
  brand image;

  •
  price;

  •
  labeling and packaging;

  •
  product quality and taste;

  •
  trade and consumer promotions; and

  •
  the development of new brands, products and product extensions.

        We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than Jones Soda Co. We also compete with regional beverage producers and "private label" soft drink suppliers.

        In order to compete effectively in the beverage industry, we believe that we must first convince independent distributors that Jones Soda Co. is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda Co. brand, we sell Jones Naturals, Jones Energy and WhoopAss as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See "Risk Factors Affecting The Business of The Company," below.

        Pricing of the products is also important. The Jones and Whoopass brands are priced in the same price range as competitive New Age beverage brands and products.

Employees

        As of December 31, 2001, we had 36 full-time employees, 23 of whom were employed in sales and marketing capacities, eight were employed in administrative capacities, and five were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

Risk Factors Affecting the Business of the Company

        The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions "business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Report. In evaluating the Company's business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations.

  We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our product.

        Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. Accordingly, there is no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and/or maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

        As we believe is customary in the beverage industry, generally we do not have written contractual commitments with our independent distributors, rather our agreements are typically oral and terminable at will. Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a "just in time" basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and/or volumes as they may have done in the past.

        Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. In addition, our ability to maintain our distribution network and to attract additional distributors in new areas will depend on a number of factors, many of which are outside our control. Some of these factors include,

  •
  the level of demand for our brands and products in a particular distribution area,

  •
  our ability to price our products at levels competitive with those offered by competing products, and

  •
  our ability to deliver products in the quantity and at the time ordered by distributors.

        We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely effect our revenues and financial results.

        For the year ended December 31, 2001, three distributors (out of our network of approximately 140 distributors) accounted for approximately 21.4% of the total number of cases of our beverage products sold. If any one of these primary distributors were to stop selling our products or decrease the number of cases purchased, this would have an adverse impact on our revenues and financial results. In fact, during 2001, our top distributor and two of our other top five distributors either filed for bankruptcy or went out of business. Although subsequently in late 2001 and early 2002 we entered into agreements or letters of intent with new distribution partners for these three markets, there can be no assurance that in the future we will be successful in finding new or replacement distributors. There can be no assurance as to the number of cases sold by any of our distributors.

  Opposition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

        The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than Jones Soda Co. and some of which are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as Jones and Whoopass. We also compete with regional beverage producers and "private label" soft drink suppliers. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than Jones Soda Co., could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

  We have limited working capital and may need to raise additional capital in the future.

        At December 31, 2001, our cash and cash equivalents was nil, although we had $2,319,000 in accounts receivable and $2,150,000 in inventory. Our working capital at December 31, 2001 was approximately $2,646,000. Although we believe that net cash provided by operations and amounts available under our bank line of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2002, a revenue shortfall could deplete our limited financial resources and require us to reduce costs and/or operations substantially or to raise additional funds through equity or debt financings.

        Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

        We may need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced. Any inability to obtain required financing could have a material adverse effect on our business, results of operations and financial condition.

  We have not earned an operating profit in any year.

        For the 2001 fiscal year, we had loss from operations of approximately $(1,787,000), and historically have not generated profit from operations. In addition, through December 31, 2001, we had an accumulated deficit of $8,769,545, most of which had resulted from our operations during the period in which we transformed from being a regional distributor of licensed and unlicensed beverage brands and products to being a unique brand holder producing, developing and marketing our own products. We believe that to operate at a profit we must:

  •
  increase the sales volume for our unique brands and products;

  •
  achieve and maintain efficiencies in operations;

  •
  maintain fixed costs at or near current levels; and

  •
  avoid significant increases in variable costs relating to production, marketing and distribution.

        We cannot assure you that we will meet these objectives or achieve profitability or even if we do achieve profitability, that we will be able to sustain profitability. We have incurred significant operating expenses in the past and expect to do so again in the future and, as a result, will need to significantly increase revenues in order to achieve profitability. Our ability to increase sales from current sales levels will depend primarily on success in expanding our current markets and introducing our current brands and products, and possibly new unique brands, products or product extensions, into new geographic distribution areas, particularly in the United States. Our ability to successfully enter new distribution areas will, in turn, depend on various factors, many of which are beyond our control including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

  We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

        Even though we control and manage the entire manufacturing process of our products, we do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third-party or contract packers to produce our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Currently, the competition among contract packers for business allows us to have the choice of two or more acceptable contract packers in each of our geographic distribution areas. Under these circumstances, we are currently able to establish and maintain competitive arrangements with contract packers. However, there is no assurance that these conditions will continue to exist in either our current geographic distribution areas or in new areas we may enter. Accordingly, there is no assurance that we will be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with contract packers in new geographic distribution areas we may enter. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

        As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more products than warranted by the actual demand for it, resulting in higher storage costs, the potential unavailability of adequate storage facilities to meet inventory levels, and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse affect on our ability to maintain profitable relationships with those distributors and key accounts.

  The loss of key personnel would directly affect our efficiency and profitability.

        We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves as President and Chief Executive Officer, as well as the management and operational skills of other members of our senior management team. We currently have in place with Mr. van Stolk a month-to-month employment agreement while we are negotiating a longer-term employment agreement. We have key person life insurance in the amount of $1 million (Cdn.) on Mr. van Stolk. The loss of Mr. van Stolk's services could have a material adverse affect on our business and results of operations, including our ability to develop a long-term, profitable business plan.

        Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate the Company successfully in the future, it may be necessary to further strengthen our management team.

  We could be exposed to product liability claims for personal injury or possibly death.

        Although we have product liability insurance in the aggregate amount of $5 million, with an each occurrence limit of $5 million, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

  Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products

        We consider our trademarks and trade secrets to be of considerable value and importance to our business. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) and/or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

  Our business is subject to many regulations and noncompliance is costly.

        The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

  We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

        Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 12 and 34. In addition, our business depends on acceptance by our independent distributors of the Jones and Whoopass brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors' existing beverage sales. Although we believe that we have been relatively successful towards establishing the Jones and Whoopass brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of the Jones and Whoopass brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, and WhoopAss brands will also be substantially dependent upon acceptance of the Jones Soda Co. brand. Accordingly, any failure by the Jones Soda Co. brand to achieve or maintain acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

  We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

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

  Our business and financial results depend on maintaining a consistent and cost-effective supply of raw materials.

        Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate companies, and we anticipate that we will purchase flavor concentrate from other flavor houses for future Jones and Whoopass flavors and/or additional products, with the intention of developing secondary sources of flavor concentrate for each of our products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

  We face currency risks associated with fluctuating foreign currency valuations.

        Approximately 15.4% of our sales are denominated in foreign currencies, primarily the Canadian dollar. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. The majority of our products are produced and bottled in Canada. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar could have an adverse effect on our production costs. Furthermore, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers need to be converted into U.S. dollars and are affected by currency conversion rates. To December 31, 2001, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

  Our sales are affected by seasonality.

        As is typical in the beverage industry, our sales are seasonal. In a typical year, approximately 61% of our sales by volume occur from April to September and approximately 39% occur from October to March. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our position.

  The market and liquidity for our shares is limited.

        Our common stock is currently listed for trading on the OTC Bulletin Board and the Canadian Venture Exchange, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

ITEM 2. DESCRIPTION OF PROPERTY.

        We own no real property.

        Pursuant to a lease that expires on March 31, 2003, we lease approximately 7,989 square feet of office space in Seattle, Washington for $10,985 per month, which is being used as our principal executive offices.

        We also lease approximately 1,100 square feet of warehouse and office space in Richmond, British Columbia for Cdn.$1,000 per month and on a month to month basis. We are also obligated under a lease for approximately 8,372 square feet of warehouse and office space in Vancouver, British Columbia for Cdn.$4,090 per month, which we previously used as our principal executive offices before relocating to the United States. The lease expires in January 2004. We are currently in dispute with the landlord and are in negotiations with the landlord to terminate the lease early.

        We believe the leased premises are suitable and adequate for their use. In the opinion of management, the leased premises are adequately covered by insurance.

        We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Common Stock

        Our common stock is currently quoted for trading on traded on the OTC Bulletin Board under the symbol "JSDA" and on the Canadian Venture Exchange under the symbol "JSD". We have not made any application to list our common stock on any other exchange. We initiated trading of our common stock on the OTC Bulletin Board on June 23, 2000. The following table shows the high and low bid information as reported by the OTC Bulletin Board and the high and low closing sale prices as reported by the Canadian Venture Exchange, for each quarter of fiscal 2001 and 2000. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board		Canadian Venture Exchange
	High	Low	High	Low
2001:
Fourth quarter	$0.81	$0.51	Cdn. $1.25	Cdn. $0.80
Third quarter	$0.86	$0.43	Cdn. $1.30	Cdn. $0.65
Second quarter	$0.73	$0.57	Cdn. $1.09	Cdn. $0.86
First quarter	$0.72	$0.31	Cdn. $1.40	Cdn. $0.90
2000:
Fourth quarter	$0.77	$0.38	Cdn. $0.99	Cdn. $0.55
Third quarter	$0.81	$0.56	Cdn. $1.20	Cdn. $0.90
Second quarter	n/a	n/a	Cdn. $1.30	Cdn. $0.88
First quarter	n/a	n/a	Cdn. $1.40	Cdn. $0.90

        As of March 12, 2002, there were 19,799,996 shares of common stock issued and outstanding, held by approximately 246 holders of record.

Common Stock Purchase Warrants

  Broker Warrants

        In connection with our offerings of common stock in 1997, 1998 and 1999, we granted warrants to the brokers to purchase shares of our common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. Warrants for a total of 98,810 shares were exercised in early 2001 (for proceeds of $58,640 to the Company), and all remaining brokers' warrants expired by their terms on May 4, 2001.

  Warrants

        In March 2000, we granted warrants to our bank to purchase up to 25,000 shares of common stock in connection with the provision of a $3 million line of credit. The warrants have an exercise price of $0.85 and expire on March 22, 2002. The warrants expired by their terms on March 22, 2002 without being exercised.

        In May 1999, we sold and issued 3,510,754 shares of common stock for net proceeds of $1,651,460, being net of $259,108 of issuance costs. Attached to these shares were warrants to purchase 1,656,567 shares of common stock. The warrants had an exercise price of $0.52 per share for the first year and $0.62 per share thereafter. Warrants for a total of 814,658 shares were exercised in early 2001 (for proceeds of $486,336 to the Company), and all remaining warrants expired by their terms on May 4, 2001.

Dividends

        We have never declared or paid any cash dividends with respect to our common stock. We anticipate that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of the board of directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the board of directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Twelve months Ended December 31, 2001

  Revenues

        For the twelve months ended December 31, 2001, our total operating revenues were approximately $23,616,000, representing an increase of $4,600,000 (or 24.2%) over the approximate $19,016,000 revenues for the 2000 fiscal year. The increase in revenues was primarily attributable to the launch and sales of Jones Naturals, the Company's new non-carbonated juice & tea line launched in April 2001, as well as an overall increase in sales of Jones Soda. Consolidated case sales for fiscal 2001 were 1,887,405, an increase of 22.2% over case sales of 1,544,908 in fiscal 2000. The increase in revenues is also reflective of an overall continued expansion and development of our distribution network. This overall increase in revenues in 2001 was partially offset by decreased sales as a result of the events of September 11 and a weakened U.S. economy, as well as the effects of having to find new distributors to replace three of our top five distributors who either filed for bankruptcy or went out of business during 2001.

  Gross Profit

        Gross profit was approximately $8,531,000 for the twelve months ended December 31, 2001, representing an increase of $919,000 (or 12.1%) over the $7,612,000 gross profit for the twelve months ended December 31, 2000. Gross profit as a percentage of revenues decreased to 36.1% for the twelve months ended December 31, 2001 from 40.0% for the twelve months ended December 31, 2000. The increase in gross profit was primarily attributable to increased volume of sales. The decrease in gross profit as a percentage of revenue was primarily attributable to the launch and sales in 2001 of the Jones Naturals product line which has a lower gross profit per case than Jones Soda and Whoopass, partially offset by certain costs saving in raw materials and packaging that we originally implemented in 2000.

  Total Operating Expenses

        Total operating expenses were approximately $10,318,000 for the twelve months ended December 31, 2001, representing an increase of $81,000 (or 0.8%) higher than total operating expenses of $10,237,000 for the twelve month period ended December 31, 2000. Total operating expenses as a percentage of revenues decreased to 43.7% from 53.8% for the comparable periods. The decrease in total operating expenses was primarily attributable to a decrease in promotion and selling expenses, partially offset by increases in general and administration expenses and namely bad debt expense for the year, as described below.

  Promotion and Selling Expenses

        Promotion and selling expenses were approximately $6,666,000 for the twelve months ended December 31, 2001, representing a decrease of $982,000 (or 12.8%) from expenses of $7,648,000 for the twelve months ended December 31, 2000. Promotion and selling expenses as a percentage of revenues decreased to 28.2% for the twelve months ended December 31, 2001 from 40.2% for the twelve months ended December 31, 2000. The decrease in promotion and selling expenses was attributable to lower per case spending on distributor programs and a decrease in the number of event sponsorships, as well as a decrease in salaries and wages for the sales and marketing team as a result of a reduction in the number of employees in that area.

  General and Administrative Expenses

        General and administrative expenses were approximately $3,653,000 for the twelve months ended December 31, 2001, representing an increase of $1,064,000 (or 41.0%) compared to $2,589,000 for the twelve months ended December 31, 2000. General and administrative expenses as a percentage of revenues increased to 15.5% for the twelve months ended December 31, 2001 from 13.6% for the twelve months ended December 31, 2000. The increase in general and administrative expenses was primarily attributable to bad debt expenses for the year of $703,000 (or 3.0% of sales) compared to 2000 bad debt expense of $96,000 (or 0.5% of sales). The increase in bad debts arose as a large result of three of our top five distributors either filing for bankruptcy or going out of business in 2001. Subsequently, in late 2001 and early 2002, we entered into agreements or letters of intent for new distribution relationships for each of these three markets. In addition, general and administrative expenses increased due to stock-based compensation incurred in 2001 (see Note 9 to audited consolidated financial statements) and as well expenses associated with our retention of a recruiting firm, hiring of a new senior executive (COO), and increased salaries for some of our senior management team, as well as increased general legal expense. Also, fiscal 2001 represented the first full twelve months of operations following the relocation of our corporate headquarter into the United States and the increased expenses associated with being a U.S. company; whereas operating expenses for the first three months of fiscal 2000 (prior to the U.S. relocation) represent Canadian dollar operating expenses.

  Other income (expense)

        Other income was $85,000 for the twelve months ended December 31, 2001, representing primarily foreign exchange gain partially offset by payment of interest expense. This compare to other income of $4,221,000 for the twelve months ended December 31, 2000, which consisted primarily of extraordinary income (offset with legal expenses) from settlement of litigation.

  Net Loss

        Net loss was $1,702,000 for fiscal 2001, compared to net income of $1,596,000 for fiscal 2000. The increase in the net loss from 2000 to 2001 reflects the significant one-time litigation settlement income of $4,092,000 in 2000, offset by an improvement in operating losses for 2001 over 2000.

Liquidity and Capital Resources

        Our operations historically have primarily been funded through the sale of common stock and warrants, and by bank lines of credit and other external borrowings.

        As of December 31, 2001, we had working capital of $2,646,000 compared to working capital of $3,378,000 as at December 31, 2000.

        On March 17, 2000, we entered into a credit facility with Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3 million. Wells Fargo Business Credit subsequently purchased the portfolio of loans from Banc of America Commercial Finance. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of prime plus 1.5% (6.25% as of December 31, 2001. The credit facility does not impose any financial covenants. As of December 31, 2001, we had $657,678 outstanding under the line of credit, out of a total of $1,447,588 available for borrowing based on eligible accounts receivable and inventory at that time.

        Cash and cash equivalents decreased to nil as of December 31, 2001 from $3,035,000 at December 31, 2000. Net cash used in operating activities was $2,704,000 for the twelve months ended December 31, 2001. Our investing activities used $188,000 for the twelve months ended December 31, 2001 primarily for the purchase of computer and cooler equipment. Cash flow used by financing activities was $143,000 for the twelve months ended December 31, 2001 and consisted primarily of payments on the line of credit partially offset by proceeds from exercises of stock purchase warrants in May 2001.

        We do not have any material commitments for capital expenditures.

Seasonality

        We have experienced significant fluctuations in quarterly results that have been the result of many factors, including the following:

  •
  the addition or deletion of certain licensed brands to our distribution portfolio;

  •
  the shift in our business focus from being solely a regional distributor of licensed and unlicensed brands and products to being a developer, producer, marketer and distributor of our internally developed brands and products;

  •
  the seasonal demand for beverages; and

  •
  competition and general economic conditions.

        Due to these and other factors, our results of operations have fluctuated from period to period. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

        Like many other companies in the beverage industry, we generate a substantial percentage of our revenues during the warm weather months of April through September. We believe that the demand for our products will continue to reflect such seasonal consumption patterns. While we look to expand our distribution network and increase market penetration, however, such seasonality may not be easily discernible from our results of operations. Due to all of the foregoing factors, our operating results in a particular quarter may fail to meet market expectations.

Investor Relations

        During the period ending December 31, 2001, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

ITEM 7. FINANCIAL STATEMENTS.

        Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

PART III

        The information called for by Items 9 through 12 of Part III is incorporated herein by reference from the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

3.1(1)	Articles of Incorporation of Jones Soda Co.
3.2(1)	Bylaws of Jones Soda Co.
4.1(2)	Performance Escrow Share Agreement dated March 29, 1993, between Pacific Corporate Trust Company, International Republic Aircraft Manufacturing Corporation and the Shareholders named therein, as amended May 11, 1993
10.1++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.
10.2++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.
10.3++	Bottle Supply Agreement dated January 11, 2002, between Jones Soda Co. and Zuckerman-Honickman, Inc.
10.4++	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.
10.5++	Supply Agreement dated July 6, 1999, between Urban Juice & Soda Ltd. and Pro-Liquitech International
10.6(3)	Loan and Security Agreement dated March 22, 2000, between Banc of America, Urban Juice & Soda Company Ltd. and Jones Soda Co. (USA) Inc.
10.6A	First Amendment Loan and Security Agreement, dated May 31, 2001, among Jones Soda Co., Jones Soda (USA) Inc. and Wells Fargo Business Credit, Inc.
10.6B	Second Amendment Loan and Security Agreement, dated June 25, 2001, among Jones Soda Co., Jones Soda (USA) Inc. and Wells Fargo Business Credit, Inc.
10.7(3)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.
10.8	Employment Agreement with Jennifer Cue dated January 1, 1999
10.9	Commission Agreement with Matt Hughes dated February 22, 2002.
10.10	1996 Stock option plan
21.1	Subsidiaries of Jones Soda Co.

(1)
Previously filed as an exhibit to, and incorporated herein by reference from, the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.
(2)
Previously filed as an exhibit to, and incorporated herein by reference from, the registration statement on Form SB-2, as amended (No. 333-5156-LA).
(3)
Previously filed as an exhibit to, and incorporated herein by reference from, the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2000.
++
Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(b)
Reports on Form 8-K

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

JONES SODA CO.
By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ JENNIFER L. CUE Jennifer L. Cue	Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ RON B. ANDERSON Ron B. Anderson	Director	March 29, 2002
/s/ WILLIAM COLLIN William Collin	Director	March 29, 2002
/s/ PETER COOPER Peter Cooper	Director and Chairman of the Board	March 29, 2002
/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 29, 2002
/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 29, 2002

JONES SODA CO. & SODA COMPANY LTD.

Form 10-KSB Annual Report

Index to Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

JONES SODA CO. AND SUBSIDIARIES

Years ended December 31, 2001 and 2000

Auditors' Report

The Board of Directors and Stockholders
Jones Soda Co. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada
February 1, 2002

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$—	$3,034,708
Accounts receivable (note 3)	2,319,469	1,713,864
Inventory (note 4)	2,150,266	1,894,489
Prepaid expenses	548,968	261,984

	5,018,703	6,905,045
Fixed assets (note 5)	666,081	735,482
Intangible assets (note 6)	138,834	112,922

	$5,823,618	$7,753,449

Liabilities and Stockholders' Equity
Current liabilities:
Bank Indebtedness (note 7)	$657,678	$1,566,915
Accounts payable and accrued liabilities	1,675,691	1,878,980
Current portion of capital lease obligations (note 8)	56,706	81,116
Current portion of deferred revenue (note 3)	50,000	—

	2,440,075	3,527,011
Capital lease obligations (note 8)	63,295	70,029
Deferred revenue (note 3)	200,000	—
Stockholders' equity (note 9):
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 20,251,846 common stock (2000—19,303,378)	11,269,419	10,708,519
Treasury stock 200,000 shares (2000—nil)	(13,333)	—
Additional paid-in capital	525,955	407,455
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,769,545)	(7,067,317)

	3,120,248	4,156,409

	$5,823,618	$7,753,449

Nature and continuance of operations (note 1)
Commitments (note 10)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

Director	Director

JONES SODA CO.

Consolidated Statements of Operations

(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue	$23,615,911	$19,016,496	$11,086,450
Cost of goods sold	15,085,213	11,404,440	7,354,564

Gross profit	8,530,698	7,612,056	3,731,886
Operating expenses:
Promotion and selling	6,665,519	7,647,892	3,036,094
General and administrative (note 9)	3,652,556	2,589,005	1,524,133

	10,318,075	10,236,897	4,560,227

Loss from operations	(1,787,377)	(2,624,841)	(828,341)
Other income (expense):
Interest income, net	(83,300)	70,205	(1,330)
Other income	163,449	58,579	20,495
Litigation settlement, net (note 14)	5,000	4,092,413	—

	85,149	4,221,197	19,165

Earnings (loss) for the year	$(1,702,228)	$1,596,356	$(809,176)

Earnings (loss) per share:
Basic	$(0.09)	$0.08	$(0.05)
Diluted	(0.09)	0.08	(0.05)

Weighted average common stock:
Basic	19,921,344	18,943,461	17,829,970
Diluted	19,921,344	19,816,279	17,829,970

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Expressed in United States dollars)
Years ended December 31, 2001, 2000 and 1999

	Common stock		Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount	Number	Amount
Balance, December 31, 1998	15,150,164	$8,947,585	—	$—	$173,376	$95,325	$(7,854,497)		$1,361,789
Options exercised	25,000	15,610	—	—	—	—	—		15,610
Warrants exercised	68,480	35,585	—	—	—	—	—		35,585
Common stock issued for cash	3,510,754	1,462,538	—	—	188,922	—	—		1,651,460
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(809,176)	$(809,176)	(809,176)
Foreign currency translation adjustments	—	—	—	—	—	12,427	—	12,427	12,427

Total comprehensive loss								$(796,749)

Balance, December 31, 1999	18,754,398	10,461,318	—	—	362,298	107,752	(8,663,673)		2,267,695
Options exercised	—	—	—	—	—	—	—		—
Warrants issued	—	—	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—	—			247,201
Stock-based compensation	—	—	—	—	35,557	—	—		35,557
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income								$1,596,356

Balance, December 31, 2000	19,303,378	10,708,519	—	—	407,455	107,752	(7,067,317)		4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)

Total comprehensive income								$(1,702,228)

Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

	2001	2000	1999
Cash flows from operating activities:
Earnings (loss) for the year	$(1,702,228)	$1,596,356	$(809,176)
Items not involving cash:
Depreciation and amortization	231,669	183,390	191,357
Gain on disposal of fixed assets	—	—	(2,899)
Stock-based compensation expense	118,500	45,157	—
Changes in assets and liabilities:
Accounts receivable	(605,605)	(446,762)	(437,702)
Inventory	(255,777)	(547,114)	(810,184)
Prepaid expenses	(286,984)	(92,491)	48,609
Accounts payable and accrued liabilities	(203,289)	847,801	141,626

Net cash used in operating activities	(2,703,714)	1,586,337	(1,678,369)
Cash flows from investing activities:
Purchase of fixed assets	(132,271)	(159,936)	(156,489)
Purchase of intangible assets	(55,909)	(94,235)	(21,981)

Net cash used in investing activities	(188,180)	(254,171)	(178,470)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(1,038,683)	1,165,793	199,165
Bank indebtedness	129,446	—	—
Proceeds from capital lease obligations	—	—	82,748
Repayment of capital lease obligations	(31,144)	(55,003)	(15,424)
Proceeds from deferred revenue	250,000	—	—
Proceeds from exercise of options	17,931	—	15,610
Proceeds from exercise of warrants	542,969	247,201	35,585
Repurchase of escrow shares	(13,333)	—	—
Issuance of common stock, net of issuance costs	—	—	1,651,460

Cash flows provided by financing activities	(142,814)	1,357,991	1,969,144
Effect of foreign exchange rate changes on cash	—	—	12,427

Net increase (decrease) in cash and cash equivalents	(3,034,708)	2,690,157	124,732
Cash and cash equivalents, beginning of year	3,034,708	344,551	219,819

Cash and cash equivalents, end of year	$—	$3,034,708	$344,551

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for compensation	$118,500	$45,157	$—
Increase in capital lease obligations	29,114	102,581	—

Cash paid during year for:
Interest payments	$162,933	$211,468	$21,400
Income taxes	—	—	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

1. Nature and continuance of operations:

        Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co., a carbonated soft drink; WhoopAss and Jones Energy, a high energy drink; Jones Juice, a non carbonated Juice, and WAZU, a natural spring water. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. On December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice merged with its wholly-owned Washington subsidiary, Jones Soda Co., and continued operations under this name. The merged company has two operating subsidiaries, Jones Soda (US) Inc., and Wazu Products Limited, as well as a non-operating subsidiary, myJones.com.

        The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company's products will be able to secure sufficient market acceptance to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. There can be no assurance that such financing services will be available in the future. These consolidated financial statements have been prepared on a basis which assumes the realization of assets and settlement of liabilities in the normal course of business. During the years ended December 31, 2001 and 2000 (before litigation settlement), the Company incurred losses of $1,707,228 and $2,496,057, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon its continuing ability to raise financing and ultimately to generate future profitable operations.

2. Significant accounting policies:

        (a)  Basis of presentation:

        These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America.

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

        At December 31, 1999, the Company migrated its operations to Seattle, Washington, and subsequently the majority of the Company's transactions are originally denominated in U.S. dollars. Accordingly, for the year ended December 31, 2001 and 2000 the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the year ended December 31, 2001, the Company incurred a foreign exchange gain of $163,449 (2000—$82,473 loss; 1999—$12,427 gain).

        (d)  Cash and cash equivalents:

        The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

        (e)  Inventory:

        Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost includes laid-down cost and is determined principally using actual cost on a first-in first-out basis.

        (f)    Fixed assets:

        Fixed assets are recorded at cost and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 50%
Automobile and computers	30%
Equipment under capital lease	Lease term
  (g)
  Intangible assets:

        The Company's intangible assets include costs associated with attaining trademarks and patents for the company's products and are amortized on a straight-line basis over 5 years.

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

        (i)    Revenue recognition:

        Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances which are recognized at the time of sale.

        For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

        (j)    Research and development:

        Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2001, the Company incurred research and development costs of nil (2000—nil; 1999—$52,836).

        (k)  Stock-based compensation:

        The Company accounts for its stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at that date exceeds the exercise price.

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

        (l)    Advertising:

        The Company expenses advertising costs as incurred. During the year ended December 31, 2001, the Company incurred advertising costs of $3,306,783 (2000—$3,899,368; 1999—$1,919,220).

        (m)  Income taxes:

        The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefits of losses available to be carried forward to future years for tax purposes.

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

        (n)  Earnings (loss) per share:

        Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods, excluding treasury stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares by the effective exercise or conversion of all dilutive securities.

        (o)  Comprehensive income (loss):

        SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Comprehensive income (loss) includes earnings (loss) and foreign currency translation adjustments.

3. Accounts receivable:

	2001	2000
Trade	$2,494,848	$1,778,447
Other	496,026	31,590
Receivable from related party	70,502	44,524
Allowance for doubtful accounts	(741,907)	(140,697)

	$2,319,469	$1,713,864

        Bad debt expense for 2001 amounted to $702,909. This was primarily associated with the bankruptcy of two of the Company's distributors during the year. The Company has secured a new distributor to replace one of the previous distributors. As part of the distribution agreement, the Company will receive a $250,000 cash payment from its new distributor.

4. Inventory:

	2001	2000
Finished goods	$1,545,486	$1,207,517
Raw materials	671,780	686,972

	$2,217,266	$1,894,489

5. Fixed assets:

	2001	2000
Automotive	$115,835	$115,676
Equipment	815,402	767,883
Office and computer equipment	546,573	461,980

	1,477,810	1,345,539
Accumulated depreciation	(811,729)	(610,057)

	$666,081	$735,482

        Included in fixed assets are assets under capital leases with a net book value of $190,015 (2000—$152,124).

6. Intangible assets:

	2001	2000
Trademarks and patents	$273,469	$217,560
Amortization	(134,635)	(104,638)

	$138,834	$112,922

7. Bank indebtedness:

	2001	2000
Bank indebtedness	$129,446	$—
Line of credit	528,232	1,566,915

	$657,678	$1,566,915

        The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (6.25% at December 31, 2001).

8. Capital lease obligations:

        The Company's scheduled payments, including interest at 9.25%, at December 31, 2001 are a follows:

2002	$63,295
2003	35,892
2004	20,814
2005	—
2006	—

$120,001

9. Stockholders' equity:

        (a)  Stock options:

        In 1996, the Company adopted a stock option plan (the Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire up to 15% of the Company's issued and outstanding common stock.

        The Board of Directors determines the terms and conditions of the options granted under the Plan, including the exercise price and vesting schedule. The exercise price for qualified incentive stock options cannot be less than the fair market value of the underlying stock at the date of grant, and the maximum term is five years from the date of grant. Options granted generally vest over a period of 18 months.

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

	2001	2000	1999
Earnings (loss):
As reported	$(1,702,228)	$1,596,356	$(809,176)
Pro forma	(1,717,648)	1,446,686	(1,023,088)
Basic and diluted earnings (loss) per share
As reported	(0.09)	0.08	(0.05)
Pro forma	(0.09)	0.07	(0.05)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 4.0%, and (6) an estimated volatility of 78%.

        The weighted average fair value of options granted in 2001, 2000 and 1999 was $0.42, $0.28 and $0.35, respectively.

        Included in general and administrative expenses for 2001 is stock-based compensation of $118,500 (2000—$35,557; 1999—nil).

        A summary of the Company's stock option activity is as follows:

	Outstanding options
		Average exercise price
	Number of shares
		U.S. $	Cdn $
Balances at December 31, 1998	1,494,750	$0.76	$1.10
Options granted	1,207,000	0.63	0.91
Options exercised	(25,000)	(0.61)	(0.88)
Options canceled	(491,250)	(0.94)	(1.36)

Balances at December 31, 1999	2,185,500	0.66	0.95
Options granted	258,500	1.05	1.57
Options cancelled	(375,000)	(1.00)	(1.50)

Balances at December 31, 2000	2,069,000	0.68	1.02
Options granted	437,000	0.60	0.95
Options exercised	(35,000)	(0.51)	(0.81)
Options cancelled	(170,500)	(0.69)	(1.10)

Balances at December 31, 2001	2,300,500	$0.63	$1.00

        The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2001:

			Weighted average exercise price			Weighted average exercise prices
Range of exercise	Number outstanding	Weighted average remaining contractual life			Number exercisable
			U.S. $	Cdn $		U.S. $	Cdn $
$0.47 to $0.57	865,000	2.9	$0.52	$0.82	709,500	$0.52	$0.82
$0.63 to $0.72	1,300,500	1.8	0.66	1.05	1,248,250	0.66	1.05
$0.94 to $1.10	135,000	0.3	1.01	1.61	135,000	1.01	1.61

	2,300,500		$0.63	$1.00	2,092,750	$0.63	$1.00

        (b)  Brokers' warrants:

        In connection with the issuances of common stock in 1997, 1998 and 1999, the Company issued, to the brokers, warrants to purchase shares of the Company's common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. During the year ended December 31, 2001, warrants were exercised to purchase 75,450 shares of common stock. The remaining warrants expired May 4, 2001. The warrants were recorded on issuance at their estimated fair market value (FMV) as a share issuance cost. The Company estimated the FMV of all warrants to be $52,000 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 90%, risk-free interest rate of 6.4%, expected life of two to three years, and a 0% dividend yield.

9. Stockholders' equity: (Continued)

        (c)  Warrants:

        In March, 2000, the Company issued 25,000 warrants in connection with the provision of a $3,000,000 line of credit. The warrants have an exercise price of $0.85 and expire on March 22, 2002. As of December, 2001, warrants to purchase 25,000 shares of common stock remain outstanding. The Company estimated the FMV of the warrants to be $9,600 using the Black-Scholes option pricing model and using the following assumptions: expected volatility of 70%, risk-free interest rate of 6.0%, expected life of 2 years, and a 0% dividend yield. The value assigned has been included in interest expense for the year ended December 31, 2000.

        In May, 1999, the Company issued 3,510,754 shares of common stock in exchange for net proceeds of $1,651,460, being net of $259,108 of issuance costs. Attached to these shares were warrants to purchase 1,656,567 shares of common stock. The warrants have an exercise price of $0.52 per share for the first year and $0.62 per share thereafter. During the year ended December 31, 2001, warrants were exercised to purchase 838,018 shares of common stock. The remaining warrants expired May 4, 2001.

10. Commitments:

        The Company has lease commitments for office and warehouse premises expiring at various dates. The agreements require base rental payments over the next five years as follows:

2002	170,012
2003	60,163
2004	3,183
2005	—

$402,158

        During the year ended December 31, 2001, the Company incurred rental expenses of $196,800 (2000—$111,735; 1999—$58,000).

11. Income taxes:

        U.S. and Canadian components of income (loss) before income taxes were:

	2001	2000	1999
U.S.	$(1,960,800)	$1,559,745	$(479,711)
Canadian	258,572	36,611	(329,465)

	$(1,702,228)	$1,596,356	$(809,176)

        Income tax expense attributable to income (loss) before taxes was nil for years ended December 31, 2001, 2000 and 1999 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% (Canadian federal income tax rate of 45.6% for the years ended 1999) to pretax income as a result of the following:

	2001	2000	1999
Computed "expected" tax expense	$(595,780)	$562,606	$(318,135)
Increase (reduction) in income taxes resulting from:
Non-taxable litigation settlement	—	(1,562,710)	—
Other permanent differences	14,571	41,450	77,193
Losses deferred to future periods	602,643	1,006,374	163,667
Other, net	(21,434)	(47,720)	77,275

	$—	$—	$—

The Company's deferred tax expense was nil for the years ended December 31, 2001, 2000 and 1999 respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, in the Company's two tax jurisdictions, are presented below:

  United States:

	2001	2000
Loss carryforwards	$1,996,297	$1,515,684
Fixed assets	17,115	58,266
Intangible assets	569,286	487,357
Other	(42,000)	(52,901)

	2,540,698	2,008,406
Valuation allowance	(2,540,698)	(2,008,406)

Net deferred tax asset	$—	$—

  Canadian (in Canadian dollars):

	2001	2000
Loss carryforwards	$561,577	$781,843
Fixed assets	170,207	140,995
Intangible assets	(24,866)	—

	706,918	922,838
Valuation allowance	(706,918)	(922,838)

Net deferred tax asset	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at December 31, 2001, the Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full allowance.

        At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $5,703,706 in the U.S., which are available to offset future federal taxable income, if any.

        The net operating loss carryforwards expire as follows:

2011	$274,992
2012	205,277
2018	487,515
2019	465,535
2020	2,548,550
2021	1,721,837

$5,703,706

        In Canada, net operating loss carryforwards of $1,576,578 (in Canadian dollars) are available to offset future federal taxable income, if any.

        The net operating loss carryforwards expire as follows:

2003	$19,806
2004	417,992
2005	1,136,402
2006	2,378

$1,576,578

12. Segmented information and export sales:

        The Company operates in one industry segment, with operations in both the United States and Canada. During the year ended December 31, 2001 sales in Canada were approximately $3,632,471 (2000—$3,224,317; 1999—$1,782,450). Sales in the United States were approximately $19,860,651 (2000—$15,646,169; 1999—$9,304,000). Sales in the United Kingdom were approximately $122,789 (2000—$146,010; 1999—nil). Sales have been assigned to geographic locations based on the location of customers.

        As at December 31, 2001, the net book value of long-lived assets held in the United States was $375,843 (2000—$274,686). The net book value of long-lived assets held in Canada was $290,236 (2000—$474,638).

13. Financial instruments:

        (a)  Fair values:

        As at December 31, 2001, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

        (b)  Concentration of credit risk:

        The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 85% (2000—83%; 1999—83%) while customers in Canada represent 15% (2000—17%; 1999—17%) of year end accounts receivable balances. No single customer represents in excess of 10% of revenues for the years ended December 31, 2001, 2000 and 1999.

14. Litigation settlement:

        During the year ended December 31, 2001, the Company received $5,000 in settlement of litigation against the Company that was deemed to be frivolous.

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

15. Recent accounting pronouncements:

        In April 2001, the FASB issued Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). The abstract sets out the FASB's interpretation of United States GAAP with respect to a vendor's income statement characterization of consideration paid to a reseller of the vendor's products. Specifically, these types of payments are considered to be a reduction of revenue when recognized in the vendor's income statement. The Company's current policies with respect to these types of payments is to characterize them as a cost when recognized in the Company's income statement. Adoption of EITF 00-25 is required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative proposes. The Company plans to adopt EITF 00-25 effective January 1, 2002. Adoption of EITF will have no impact on the Company's net earnings (loss) for any period although retroactive reclassification of amounts between revenue and operating expenses will be required. These reclassifications are not expected to be material to the line items presented.

16. Subsequent events:

        Subsequent to December 31, 2001, the Company repurchased 251,250 performance escrow shares as permitted by the Escrow Agreement of May 27, 1993.

        The Company then cancelled these shares, along with 200,000 treasury shares held at December 31, 2001.

QuickLinks

JONES SODA CO. Form 10-KSB Annual Report Table of Contents
EXPLANATORY NOTE
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
CURRENCY TRANSLATION
PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. DESCRIPTION OF PROPERTY.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7. FINANCIAL STATEMENTS.
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
JONES SODA CO. & SODA COMPANY LTD. Form 10-KSB Annual Report Index to Financial Statements
Consolidated Financial Statements (Expressed in United States dollars) JONES SODA CO. AND SUBSIDIARIES Years ended December 31, 2001 and 2000
Auditors' Report
JONES SODA CO. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in United States dollars) December 31, 2001 and 2000
JONES SODA CO. Consolidated Statements of Operations (Expressed in United States dollars) Years ended December 31, 2001, 2000 and 1999
JONES SODA CO. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed in United States dollars) Years ended December 31, 2001 and 2000
JONES SODA CO. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended December 31, 2001, 2000 and 1999