Form 10KSB/A
period 2001-12-31
JONES SODA CO
filed 2002-04-30
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
ON
FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to
Commission File Number 005-58549

Jones Soda Co.
(Exact name of small business issuer as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1696175 (I.R.S. Employer Identification No.)
234 Ninth Avenue North Seattle, WA 98109 (Address of principal executive offices)	(206) 624-3357 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

(none)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

        Issuer's revenues for its most recent fiscal year: $23,615,911

        As of March 12, 2002, there were 19,799,996 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $8,611,002, based on the average of the bid ($0.01) and asked ($1.01) prices of such stock on that date of $0.51.

        Documents Incorporated By Reference: None.

        Transitional Small Business Disclosure Format (Check one): Yes           ; No     X

        EXPLANATORY NOTE: This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Form 10-KSB within 120 days of the fiscal year end, pursuant to General Instruction E.3.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

        The directors and executive officers of Jones Soda Co. (the "Company") and their ages as of April 4, 2002, are as follows:

Name	Age	Position
Peter M. van Stolk	38	President, Chief Executive Officer and Director
Matthew Kellogg	36	Executive Chairman and Director
Jennifer L. Cue	38	Chief Financial Officer, Secretary and Director
Matt Hughes	41	President of Whoopass USA Inc.
Ron B. Anderson	49	Director
Michael M. Fleming	53	Director
William Collin	43	Director
Peter Cooper	50	Director and Chairman of the Board

        Set forth below is biographical information for each of the Company's directors and executive officers.

        Peter M. van Stolk is the founder of the Company, and has served as our President, Chief Executive Officer and a director since May 1993. Mr. van Stolk began his career in the beverage industry in 1987 when he founded Urban Hand Ltd., a predecessor company to Jones Soda Co. Mr. van Stolk is also a member of the Social Venture Network. He attended Grant McKewan College in Edmonton, Alberta.

        Matthew Kellogg has served as one of our directors since May 1999 and was appointed as Executive Chairman of the Company in April 2002. Mr. Kellogg is also currently the Managing Member of Kingfisher Capital, LLC. From 1997 to 1999, Mr. Kellogg was the Business Development Director for Playnetwork, Inc. From 1993 to 1996, Mr. Kellogg served as the Managing Member of MTC, LLC, a restaurant management firm. Mr. Kellogg holds a Bachelor of Science degree from Skidmore College.

        Jennifer L. Cue has served as our Corporate Secretary since August 1997, Chief Financial Officer since February 1997, Vice President, Corporate and Financial Development, between October 1995 and January 1997, and a director since March 1995. Prior to October 1995, Ms. Cue served as Vice President Investment Research of D. Grant Macdonald Capital Corporation from February 1994, and prior to that served as Vice President, Investments at Penfund Management in Toronto, Ontario from November 1990. From 1986 to 1988, Ms. Cue worked in Commercial Banking for Lloyds Bank Canada. Ms. Cue holds an MBA from McGill University in Montreal and a Bachelor of Commerce from the University of British Columbia in Vancouver, British Columbia. Ms. Cue is also a Chartered Financial Analyst.

        Matthew Hughes served as Jones Soda's Chief Operating Officer from June 2001 to March 2002. In March 2002, Mr. Hughes was appointed President of our subsidiary company, Whoopass USA Inc. Prior to June 2001, Mr. Hughes served as President and C.O.O. of Full Service Beverage Company in Englewood, Colorado from April 1996 to May 2001. From 1993 to 1996, Mr. Hughes served as Senior Vice President, Sales & Marketing at Cott Beverages.

        Ron B. Anderson has served as one of our directors since July 1994. Mr. Anderson is currently President of North Point Capital Corp., a private merchant banking company, and is the Senior Vice President, Corporate Development of ParkSide Developments L.P., a private partnership involved in real estate development and an affiliate of North Point Capital. Mr. Anderson is a Certified General Accountant and holds a B. Comm. from the University of British Columbia in Vancouver, B.C.

        Michael M. Fleming has served as one of our directors since April 1997. Since February 2000, Mr. Fleming has been an attorney with the law firm of Lane Powell Spears Lubersky LLP in Seattle,

Washington, specializing in real estate, dispute resolution, securities and environmental matters. From November 1992 to February 2000, Mr. Fleming was an attorney with the law firm of Ryan, Swanson & Cleveland in Seattle, Washington. He is also the President and owner of Kidcentre, Inc., a company in the business of providing child care services in Seattle, Washington. Since April 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from University of Washington and a law degree from the University of California, Hastings College of the Law.

        William Collin was appointed as one of our directors in August 2001. Mr. Collin is currently President of Summit Capital Advisors, LLC, a financial advisory firm focused on the consumer products sector. From 1997 to 2000, Mr. Collin was a managing director in the investment banking department with First Union Securities, Inc. ("First Union") and its predecessors where he held corporate finance positions as head of the Consumer Products Group and co-head of origination in First Union's northern operations. From 1994 to 1997, Mr. Collin served as a director in the corporate finance department of Deutsche Morgan Grenfell ("DMG"). Prior to DMG, he was a director of PNC Corporate Finance and spent nine years at Kidder, Peabody & Co. Incorporated where he was a member of the corporate finance group. Mr. Collin received his M.B.A. from Harvard Business School and his Bachelor of Arts in Economics magna cum laude, from Duke University.

        Peter Cooper has served as one of our directors since May 1999 and has served as Chairman of the Board since October 1999. Since 1992, Mr. Cooper has been the owner of P.C. Cooper & Co. Inc, a U.S. based investment company with interests in real estate and private companies. Mr. Cooper is also a founding partner of Cooper & LeVasseur, a "special situation" investment partnership. From 1986 through 1994, Mr. Cooper served as Chief Executive of L.D. Nathan & Co., Ltd., a New Zealand based retail and consumer brand company and, following the merger with Lion Breweries, as an Executive Director of Lion Nathan Limited. Mr. Cooper received an Honors Degree in Law from Auckland University and was admitted as a Barrister and Solicitor in New Zealand in 1977.

Section 16 Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1933, as amended, requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Reporting Persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely on the Company's review of the copies of such reports received or written communications from certain Reporting Persons, the Company believes that, except as set forth below, during the 2001 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements. The following Reporting Persons had late filings for 2001: (i) Matt Kellogg filed a late Form 4 in March 2002 to report both the prior grant of stock options in March 2001 and the prior exercise of warrants in May 2001; (ii) in April 2002, William Collin filed late his Form 3 which was due in September 2001 for his appointment as a director of the Company, and he also filed a late Form 4 to report the grant of stock options to him in October 2001; (iii) Michael Fleming filed a late Form 4 in June 2001 to report the prior grant of stock options in March 2001; and (iv) Ron Anderson filed a late Form 4 in April 2001 to report the prior grant of stock options in March 2001.

ITEM 10. EXECUTIVE COMPENSATION

Chief Executive Officer Compensation

        The following table shows for each of the three fiscal years ended December 31, 2001, 2000, and 1999, respectively, certain compensation awarded or paid to, or earned by, the Company's Chief Executive Officer. Other than the Chief Executive Officer, no executive officer earned more than $100,000 in salary and bonus for the 2001 fiscal year.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation($)		Securities Under Options Granted(1)(#)
Peter van Stolk, Chief Executive Officer	2001 2000 1999	$90,000 73,758 57,517	$70,000 Nil Nil	$15,984 49,000 Nil	(2)	60,000 20,000 165,000

(1)
All referenced options granted are exercisable at prices equal to or higher than the fair market value of the Common Stock on the respective dates of grant.

(2)
Represents a one-time payment made in 2000 to reimburse Mr. van Stolk for taxes incurred in connection with the sale of stock options, which resulted in additional equity financing for the Company in 1997.

Stock Option Grants

        The following table shows information regarding stock options granted to the Chief Executive Officer during the 2001 fiscal year:

Name	No. of Shares Underlying Options Granted	Percentage of Total Options Granted to Employees	Exercise Price Per Share		Expiration Date
Peter van Stolk	60,000	24.3%	C$0.90	(1)	May 28, 2006

(1)
The options vest over a period of 18 months from the grant date. The exercise price for these options is in Canadian dollars.

Aggregated Option Exercises and Fiscal Year-End 2001 Option Values

        The following table shows certain information regarding the value of unexercised options held at fiscal year end by the Chief Executive Officer. The Chief Executive Officer did not exercise any stock options during the 2001 fiscal year.

	No. of Shares of Common Stock Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter van Stolk	435,000	30,000	$35,050	$3,900

Compensation of Directors

        In January 2001, the Board authorized the payment of directors' fees and stock options to outside directors. The directors' fees consist of $500 for each meeting of the Board and $250 for each Board conference call or Board committee meeting. In addition, in 2001 the Company granted to each of the outside Board members stock options to purchase 20,000 shares. The exercise price of these options was at the fair market value on the date of grant and the options vest over a period of 18 months from the date of grant, at the rate of 25% on the date of grant and an additional 25% on each six month anniversary of the date of grant. In addition, directors are reimbursed for their out of pocket expenses incurred in attending Board of Directors and committee meetings of the Board, and the Company maintains liability insurance for its directors and officers.

Peter van Stolk Employment Agreement

        In April 2002, Mr. van Stolk and the Company agreed to terminate Mr. van Stolk's previous employment arrangements and entered into a new two-year employment agreement (the "Employment Agreement") beginning effective April 1, 2002 through March 31, 2004.

        Pursuant to the Employment Agreement, Mr. van Stolk will serve as Chief Executive Officer of the Company and will receive an annual salary of $100,000. Mr. van Stolk will also be eligible to receive (a) an annual performance bonus in an amount determined by the Executive Chairman and (b) annual stock options equal to a minimum of four times the number of options granted to any one of the Company's outside directors. Mr. van Stolk also receives under the Employment Agreement term life insurance in the amount of $1.5 million payable to Mr. van Stolk's designated beneficiary. It is also contemplated under the Employment Agreement that for as long as Mr. van Stolk remains employed pursuant to the Employment Agreement, the Company's Board of Directors will nominate Mr. van Stolk for re-election to the Board.

        In addition, provided that Mr. van Stolk is employed by the Company on December 31, 2003, he will be entitled to receive a bonus in stock options to purchase up to 150,000 shares of Common Stock of the Company. These stock options will have an exercise price equal to the average weighted trading price of the Company's Common Stock on the OTC Bulletin Board for the 10 trading days following the date of the Employment Agreement. However, the Company will be obligated to grant the stock options only if the Company has positive net income for fiscal 2003 as set forth in the Company's audited financial statements for the 2003 fiscal year.

        Mr. van Stolk may at any time, upon 14 days' notice to the Company, elect to terminate his employment with the Company and be entitled to enter into a consulting agreement with the Company for a period not less than the balance of the time then remaining under the Employment Agreement and for compensation of not less than his then-current salary. In addition, at any time after 14 days from the date of a "change of control" of the Company or a change in the Company's management or reporting structure, Mr. van Stolk may terminate the Employment Agreement. Upon such termination, Mr. Van Stolk will be entitled to receive from the Company (a) a payment equal to one month of his annual salary in effect at the time of his termination multiplied by the amount of months remaining under the Employment Agreement, payable in equal monthly installments over a 12-month period (but in no case shall the amount payable be less than one year's base salary), and (b) any stock options he is entitled to receive for the year of termination. For purposes of the Employment Agreement, a "change of control" will be deemed to occur when a majority of the directors elected at any shareholders' meeting are not individuals nominated by the Company's then-incumbent Board of Directors.

        In the event the Employment Agreement is terminated by Mr. van Stolk due to breach by the Company, or by the Company without cause, Mr. van Stolk will be entitled to receive from the Company the same amount as if the agreement were terminated upon a change of control. The Company may terminate the Employment Agreement for cause.

        The Employment Agreement contains certain restrictive covenants, including confidentiality provisions and provisions precluding Mr. van Stolk from competing with the Company for up to 12 months following the term of the agreement or from soliciting employees, suppliers or distributors of the Company for up to 18 months following the term of the agreement.

        In addition to the Employment Agreement, in early 2002 Mr. van Stolk elected not to receive any of the bonuses owed to him but not paid by the Company under his previous employment arrangements, and Mr. van Stolk entered into an agreement with the Company waiving his rights to, and releasing the Company from any obligations to pay, those cash bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of April 4, 2002, certain information regarding the beneficial ownership of the Company's outstanding Common Stock by: (i) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock; (ii) the Company's Chief Executive Officer; (iii) each current director and director nominee of the Company, and (iv) all directors and executive officers of the Company as a group. As of such date, there were 19,799,996 shares of Common Stock issued and outstanding. Unless otherwise indicated, each person's address is: c/o Jones Soda Co., 234 9th Avenue North, Seattle, WA 98109.

Name and Address	Number of Shares(1)	Percent
5% Owners:
Arnhold & S. Bleichroeder, Inc. 1345 Avenue of the Americas New York, NY 10105-4300	1,745,216	8.8%
Gilbert E. LeVasseur Jr. Revocable Trust 26 Corporate Plaza, Suite 280 Newport Beach, California 92660	1,114,200	5.6
Officers and Directors:
Peter M. van Stolk(2)	2,025,894	10.0
Jennifer L. Cue(3)	715,134	3.5
Matthew Kellogg(4)	110,000	**
Ron B. Anderson(5) 3953 West 38th Avenue Vancouver, B.C. V6N 2Y7 CANADA.	144,600	**
Michael M. Fleming(6) 1420 Fifth Avenue, Suite 4100 Seattle, WA 98101	85,000	**
Peter Cooper(7) 26 Corporate Plaza, Suite 280 Newport Beach, CA 92660	1,165,800	5.9
William Collin(8) 400 Eastover Road Charlotte, NC 28207	10,000	**
All current directors and executive officers as a group (8 persons)(9)	4,281,428	19.6%

**
Less than one percent

(1)
The above table is based upon information supplied by executive officers, directors and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that the each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.

(2)
Includes 130,000 shares subject to stock options that are exercisable within 60 days of April 4, 2002 ("Vested Options") held by Mr. van Stolk, and 320,000 Vested Options held of record by 543608 BC Ltd., a British Columbia corporation for which Mr. van Stolk serves as sole shareholder. Also includes 911,250 shares held in escrow, pursuant to the terms of that certain Performance Share Escrow Agreement dated March 29, 1993, as amended.

(3)
Includes 520,000 shares subject to Vested Options held by Ms. Cue, and 120,000 shares subject to Vested Options held of record by 548919 BC Ltd., a British Columbia corporation for which Ms. Cue serves as sole shareholder. Also includes 12,500 shares held in escrow, pursuant to the terms of that certain Performance Escrow Share Agreement dated March 29, 1993, as amended.

(4)
Includes 60,000 shares subject to Vested Options held by Mr. Kellogg.

(5)
Includes 85,000 shares subject to Vested Options held by Mr. Anderson.

(6)
Includes 85,000 shares subject to Vested Options held by Mr. Fleming.

(7)
Includes 1,105,800 shares held by Clifton Investments, L.P. Mr. Cooper is the managing member of Cooper Capital, LLC, which serves as the sole general partner of Clifton Investments, L.P. The general partner may be deemed to have shared voting and investment power for the shares held by Clifton Investments, L.P. Mr. Cooper disclaims beneficial ownership of all such shares held by Clifton Investments, L.P., except to the extent of his proportionate pecuniary interests therein. Also includes 60,000 shares subject to Vested Options held by Mr. Cooper.

(8)
Consists of 10,000 shares subject to Vested Options held by Mr. Collin.

(9)
Consists of Peter van Stolk, Jennifer Cue, Matthew Kellogg, Matthew Hughes, Ron Anderson, Michael Fleming, Peter Cooper and William Collin. Includes an aggregate of 1,405,000 shares subject to Vested Options held by such persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

3.1(1)	Articles of Incorporation of Jones Soda Co.
3.2(1)	Bylaws of Jones Soda Co.
4.1(2)
Performance Escrow Share Agreement dated March 29, 1993, between Pacific Corporate Trust Company, International Republic Aircraft Manufacturing Corporation and the Shareholders named therein, as amended May 11, 1993
10.1(4)††	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.
10.2(4)††	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.
10.3(4)††	Bottle Supply Agreement dated January 11, 2002, between Jones Soda Co. and Zuckerman-Honickman, Inc.
10.4(4)††	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.
10.5(4)††	Supply Agreement dated July 6, 1999, between Urban Juice & Soda Ltd. and Pro-Liquitech International
10.6(3)	Loan and Security Agreement dated March 22, 2000, between Banc of America, Urban Juice & Soda Company Ltd. and Jones Soda Co. (USA) Inc.
10.6A(4)	First Amendment Loan and Security Agreement, dated May 31, 2001, among Jones Soda Co., Jones Soda (USA) Inc. and Wells Fargo Business Credit, Inc.

10.6B(4)	Second Amendment Loan and Security Agreement, dated June 25, 2001, among Jones Soda Co., Jones Soda (USA) Inc. and Wells Fargo Business Credit, Inc.
10.7(3)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.
10.8(4)	Employment Agreement with Jennifer Cue dated January 1, 1999
10.9(4)	Commission Agreement with Matt Hughes dated February 22, 2002.
10.10(4)	1996 Stock option plan
10.11	Employment Agreement with Peter van Stolk dated April 25, 2002
21.1(4)	Subsidiaries of Jones Soda Co.

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

(4)
Previously filed as an exhibit to, and incorporated herein by reference from, the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

††
Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

(b)
Reports on Form 8-K

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2002.

JONES SODA CO.
By:	/s/ JENNIFER L. CUE Jennifer L. Cue Chief Financial Officer

QuickLinks

PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES