Form 10QSB
period 2002-03-31
JONES SODA CO
filed 2002-05-15
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 0-28820

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1696175 (I.R.S. Employer Identification Number)

234 9th Avenue North Seattle, Washington 98109 (Address of principal executive office)	(206) 624-3357 (Registrant's telephone number, including area code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, the issuer had 19,800,596 shares of common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

JONES SODA CO.
FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)

        March 31, 2002 with comparative figures for December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Accounts receivable	$2,047,591	$2,319,469
Inventory	2,608,445	2,150,266
Prepaid expenses	520,188	548,968

	5,176,224	5,018,703
Capital assets	641,077	666,081
Intangible assets	141,272	138,834

	$5,958,573	$5,823,618

Liabilities and Stockholders' Equity
Current liabilities:
Bank Indebtedness (note 3)	$470,662	$657,678
Accounts payable and accrued liabilities	2,340,610	1,675,691
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	50,000	50,000

	2,917,978	2,440,075
Capital lease obligations, less current portion	48,422	63,295
Deferred revenue	187,500	200,000
Stockholders' equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,251,846 common shares (2001—20,251,846)	11,269,419	11,269,419
Treasury stock 451,250 shares (2001—200,000)	(13,333)	(13,333)
Additional paid-in capital	525,955	525,955
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,085,120)	(8,769,545)

	2,804,673	3,120,248

	$5,958,573	$5,823,618

See accompanying notes to interim consolidated financial statements

JONES SODA CO.
Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

        Three months ended March 31, 2002 and 2001

	2002	2001
Revenue	$3,973,554	$5,247,358
Cost of goods sold	2,541,449	3,311,424

Gross profit	1,432,105	1,935,934
Operating expenses:
Promotion and selling	1,106,833	1,560,635
General and administrative	647,806	695,828

	1,754,639	2,256,463

Loss from operations	(322,534)	(320,529)
Other income (expense):
Interest expense	(13,750)	(5,568)
Other income	20,709	65,607

	6,959	60,039

Loss for the period	$(315,575)	$(260,490)

Loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common stock:
Basic and diluted	19,800,596	19,315,417

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Expressed in U.S. dollars)
Three months ended March 31, 2002 (Unaudited)

        Years ended December 31, 2001 and 2000

	Common stock		Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount	Number	Amount
Balance, December 31, 1999	18,754,398	10,461,318	—	—	362,298	107,752	(8,663,673)		2,267,695
Options exercised	—	—	—	—	—	—	—		—
Warrants issued	—	—	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—	—			247,201
Stock-based compensation	—	—	—	—	35,557	—	—		35,557
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income								$1,596,356

Balance, December 31, 2000	19,303,378	10,708,519	—	—	407,455	107,752	(7,067,317)		4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(451,250)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	(1,702,228)	(1,702,228)

Total comprehensive income								$(1,702,228)

Balance, December 31, 2001	20,251,846	$11,269,419	(451,250)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248
Options exercised	—	—	—	—	—	—	—		—
Warrants exercised	—	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	—		—
Repurchase escrow shares	—	—	—	—	—	—	—		—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(315,575)	$(315,575)	(315,575)

Total comprehensive income								$(315,575)

Balance, March 31, 2002	20,251,846	$11,269,419	(451,250)	$(13,333)	$525,955	$107,752	$(9,085,120)		$2,804,673

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

        Three months ended March 31, 2002 and 2001

	2002	2001
Cash flows from (used in) operating activities:
Loss for the period	$(315,575)	$(260,490)
Items not involving cash:
Depreciation and amortization	45,288	69,867
Changes in assets and liabilities:
Accounts receivable	271,878	(1,111,632)
Inventory	(458,179)	(1,281,849)
Prepaid expenses	28,780	(17,785)
Accounts payable and accrued liabilities	664,919	1,995,453

Net cash from (used in) operating activities	237,111	(606,436)
Cash flows used in investing activities:
Purchase of fixed assets	(12,784)	—
Purchase of intangible assets	(9,938)	(10,949)

Net cash used in investing activities	(22,722)	(10,949)
Cash flows from financing activities:
Net repayment under line of credit	(347,464)	(24,406)
Bank indebtedness	160,448	—
Repayment of capital lease obligations	(14,873)	(16,386)
Deferred revenue	(12,500)	—
Proceeds from exercise of options	—	12,931

Cash flows provided (used) by financing activities	(214,389)	(27,861)
Net increase (decrease) in cash and cash equivalents	—	(645,246)
Cash and cash equivalents, beginning of year	—	3,034,708

Cash and cash equivalents, end of period	$—	$2,389,462

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$—	$—
Increase in capital lease obligations	—	—
Cash paid during year for:
Interest payments	$13,753	$45,447
Income taxes	—	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
Unaudited—Prepared by Management

        Three months ended March 31, 2002

1.    Nature and continuance of operations:

        Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co.®, a carbonated soft drink; WhoopAss™, Whoopass Shots and Jones Energy, a high energy drink; and Jones Naturals, a non-carbonated juice & tea drink. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. Effective December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice reincorporated as a Washington corporation under the name Jones Soda Co. Jones Soda Co. has three operating subsidiaries, Jones Soda Co. (USA) Inc., WAZU Products Ltd., and Whoopass USA Inc., as well as one non-operating subsidiary, myJones.com Inc.

        The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the periods ended March 31, 2002 and 2001, the Company incurred losses of $315,575 and $260,490, respectively, and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2.    Significant accounting policies:

        (a)    Basis of presentation:

    These consolidated financial statements have been prepared using U.S. generally accepted accounting principles.

    The financial information as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results, whether for a complete financial year or for any other period.

    The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in its 2001 annual report on Form 10-KSB. Except as disclosed in note 4, the accounting policies applied in these interim consolidated financial statements are consistent with those applied in the consolidated financial statements for the year ended December 31, 2001.

  (b)
  Use of estimates:

    The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

  (c)
  Foreign currency translation:

    For the period ended March 31, 2002 the functional currency of the Company and its wholly-owned subsidiaries is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended March 31, 2002, the Company incurred a foreign exchange gain of $20,592 (2001—$29,506).

  (d)
  Cash and cash equivalents:

    The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3.    Bank indebtedness:

	2002	2001
Bank indebtedness	$289,894	$129,446
Line of credit	180,768	528,232

	$470,662	$657,678

    The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (6.2% at March 31, 2001).

4.    Recent accounting pronouncements:

        In April 2001, the FASB issued Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 sets out the FASB's interpretation of United States GAAP with respect to a vendor's income statement characterization of consideration paid to a reseller of the vendor's products. Specifically, these types of payments are considered to be a reduction of revenue when recognized in the vendor's income statement. The Company's prior policies with respect to these types of payments was to characterize them as an element of promotion and selling cost when recognized in the Company's income statement. Adoption of EITF 00-25 is required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative proposes. The Company adopted EITF 00-25 effective January 1, 2002, and for the three-month period ended March 31, 2002 reclassified $100,348 (2001—$85,936) against revenue in accordance to EITF 0025's adoption principles. Adoption of EITF 00-25 had no impact on the Company's net earnings (loss) for any period.

5.    Segmented information and export sales:

        The Company operates in one industry segment, with operations in both the United States and Canada. During the period ended March 31, 2002 sales in the United States were approximately $3,391,827 (2001—$4,490,312); sales in Canada were approximately $581,727 (2001—$716,633); and sales in the United Kingdom were nil (2001—$40,593).

Item 2.    Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

        The matters discussed in this Report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Generally, words such as "anticipate," "believe," "estimate," "intend," "may," "could," "will," "expect," "project," "plan" and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, and/or the Company's existing credit facility, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of Section 27.A of the Securities Act of 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended.

        Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Other Factors that May Affect Operating Results" as well as those discussed elsewhere in this report, and the risks discussed in the Company's most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by the Company from time to time which attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations for the Three Months Ended March 31, 2002
(Expressed in U.S. Dollars)

Revenues

        For the three months ended March 31, 2002, total operating revenues were approximately $3,974,000, a decrease of $1,274,000 or 24.3% over the $5,247,000 sales for the three months ended March 31, 2001. The decrease in revenues between the comparable periods was primarily attributable to a decrease in sales of Jones Soda and Whoopass, partially offset by sales of Jones Naturals and Jones Energy. Consolidated case sales for the first quarter of 2002 were 322,000, a decrease of 24% over case sales of 423,000 for the first quarter of 2001. Management believes that the decrease in sales was primarily affected by transition issues with the Company's newest distributors who replaced the three prior distributors that went bankrupt or out of business in late 2001, coupled with a general weakness in the overall New Age Beverage market. Revenues for the first quarter of 2002 also included sales of Jones Naturals (initially launched in April 2001) and Jones Energy (initially launched in November 2001), neither of which were components of revenue for the first quarter of 2001. In addition, effective January 1, 2002, all slotting fees are recorded as a reduction to revenue, resulting in a reduction of approximately $100,000 for the period ending March 31, 2002 compared to a reduction of approximately $86,000 for the period ended March 31, 2001 (see "Note 4—Recent accounting pronouncements" above).

        During the first quarter 2002, the Company re-focused its selling effort into four regions, consisting of Western Canada, the Northwest, the Southwest and the Mid-West, with the goal being to consolidate the Company's marketing resources into a more focused geographic area.

Gross Profit

        Gross profit was approximately $1,432,000 for the three months ended March 31, 2002, a decrease of $504,000, or 26.0% over the $1,936,000 gross profit for the three months ended March 31, 2001. Gross profit as a percentage of revenues decreased to 36.0% for the three months ended March 31, 2002 from 36.9% for the three months ended March 31, 2001. The decrease in gross profit was primarily attributable to decreased revenues. The slight decrease in the overall gross margin is due to the product mix of sales, with a higher percent of sales composed of the Jones Naturals line and the energy platform which have a lower gross margin, partially offset by increasing gross margins on the Company's core Jones Soda line.

Total Operating Expenses

        Total operating expenses were approximately $1,755,000 for the three months ended March 31, 2002, a decrease of $502,000, or 22.2% lower than total operating expenses of $2,256,000 for the three-month period ended March 31, 2001. Total operating expenses as a percentage of sales increased to 44.2% from 43.0%. The decrease in total operating expenses in absolute dollars was primarily attributable to decreased promotion and selling expenses and to a lesser extent lower administrative expenses for the three months ended March 31, 2002. The slight increase in total operating expenses as a percentage of revenues is due to a greater decrease in revenues than the decrease in operating expenses.

Promotion and Selling Expenses

        Promotion and selling expenses were approximately $1,107,000 for the three months ended March 31, 2002, a decrease of $454,000, or 29.1% from $1,561,000 for the three months ended March 31, 2001. Promotion and selling expenses as a percentage of revenues improved to 27.9% for the three months ended March 31, 2002 from 29.7% for the three months ended March 31, 2001. The decrease in promotion and selling expenses was primarily attributable to more controlled marketing programs within the Company's distributor network as well as decreased salaries and wages associated with a decreased size of sales force primarily in the Company's non-focus markets. In addition, as a result of the change in accounting policy, all slotting fees are now recorded as a reduction to revenue rather than as promotion and selling expense, resulting in a reduction in selling expense of approximately $100,000 for the period ending March 31, 2002 compared to $86,000 for the period ended March 31, 2001 (see "Note 4—Recent accounting pronouncements" above).

General and Administrative Expenses

        General and administrative expenses were approximately $648,000 for the three months ended March 31, 2002, a decrease of $48,000, or 6.9% compared to $696,000 for the three months ended March 31, 2001. General and administrative expenses as a percentage of revenues increased to 16.3% for the three months ended March 31, 2002 from 13.3% for the three months ended March 31, 2001. The decrease in general and administrative expenses is primarily due to a decrease in production expenses, partially offset by increased salaries and wages associated with the Chief Operating Officer (now President of Whoopass USA, Inc.) and the Executive Chairman, who were hired in the third quarter of 2001 and the first quarter of 2002, respectively.

Other income

        Total other income was approximately $7,000 for the three months ended March 31, 2002, a decrease of $53,000 from total other income of $60,000 for the three months ended March 31, 2001. The decrease was primarily attributable to a decrease in the amount of realized and unrealized foreign exchange gain earned for the period.

Net Loss

        Net loss was $316,000 for the three months ended March 31, 2002, compared to a net loss of $260,000 for the three months ended March 31, 2001. The decrease in the net loss was attributable to decreased gross profit, partially offset by a reduction in selling and general and administrative expenses.

Liquidity and Capital Resources

        The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

        As of March 31, 2002, the Company had working capital of $2,258,246 compared to working capital of $2,578,628 as at December 31, 2001. The decrease in working capital was primarily attributable to the operating loss incurred for the period ending March 31, 2002.

        On March 17, 2000, the Company entered into a credit facility with Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3,000,000. Wells Fargo Business Credit subsequently purchased the portfolio of loans from Banc of America Commercial Finance. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of prime plus 1.5% (6.2% as of March 31, 2002). The credit facility does not impose any financial covenants. At March 31, 2002, the Company had $180,768 outstanding under the line of credit, out of a total of $1,003,554.79 available for borrowing based on eligible accounts receivable and inventory at that time.

        Cash and cash equivalents were nil at March 31, 2002 and at December 31, 2001, compared to $289,894 at March 31, 2001. Net cash provided by operating activities was $237,000 for the three months ended March 31, 2002, consisting primarily of receipt of $272,000 from accounts receivable and accrual of $665,000 in accounts payable, partially offset by payments of $458,000 for inventory. The Company's investing activities used $23,000 for the three months ended March 31, 2002 primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow used in financing activities was $214,000 for the three months ended March 31, 2002 and consisted primarily of pay down of the line of credit.

Seasonality

        The Company has experienced significant fluctuations in quarterly results that have been the result of many factors, including the following:

  •
  the addition or deletion of certain licensed brands to its distribution portfolio;
  •
  the shift in business focus from being solely a regional distributor of licensed and unlicensed brands and products to being a developer, producer, marketer and distributor of internally developed brands and products;
  •
  the seasonal demand for beverages; and
  •
  competition and general economic conditions.

        Due to these and other factors, the Company's results of operations have fluctuated from period to period. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Like many other companies in the beverage industry, the Company generates a substantial percentage of its revenues during the warm weather months of April through September. Management believes that the demand for the Company's products will continue to reflect such seasonal consumption patterns. While the Company looks to expand its distribution network and increase market penetration, however, such seasonality may not be easily discernible from results of operations. Due to all of the foregoing factors, the Company's operating results in a particular quarter may fail to meet market expectations.

Other Factors that May Affect Operating Results

        The Company's operating results may fluctuate due to a number of factors, including, but not limited to:

  •
  the ability of the Company's third party distributors to successfully promote and sell the Company's products;
  •
  the Company's ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of the Company's products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of the Company's products in each new distributor's network;
  •
  unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
  •
  competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
  •
  the Company's ability to generate sufficient cash flows to support general operating activities and capital expansion, and its ability to operate profitably;
  •
  the availability of financing, whether on terms acceptable to the Company or at all, including the terms and/or availability of the Company's credit facility and the actions of its creditors;
  •
  the Company's ability to develop and maintain favorable arrangements with third party packers and suppliers of the Company's products;
  •
  the Company's ability to effectively manage changes in key personnel or management;
  •
  the Company's ability to develop and maintain brand awareness for its products;
  •
  the Company's ability to comply with federal, state and provincial laws and regulations and any changes or amendments thereon, and the cost and effect of such compliance;
  •
  changes in consumer tastes, preferences and demographic patterns;
  •
  changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
  •
  fluctuations in foreign currency rates, interest rates and other capital market conditions;
  •
  the Company's success in introducing new products to the market and the market's acceptance of the new products;
  •
  the Company's ability to penetrate new markets;
  •
  the effectiveness of the Company's advertising, marketing and promotional programs; and
  •
  adverse weather conditions, which could reduce demand for the Company's products.

Investor Relations

        During the period ending March 31, 2002, the Company completed all investor relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

PART II.    OTHER INFORMATION

Item 5.    Other Information

        On May 2, 2002, the Company announced that Matt Kellogg, a director of the Company, had been appointed Executive Chairman by the Company's Board of Directors. In his role as Executive Chairman, Mr. Kellogg will work full time at Jones Soda's headquarters and will have overall responsibility for all aspects of the Company's operations. The appointment of Mr. Kellogg is intended to allow Peter van Stolk, the Company's President and Chief Executive Officer, to focus on the marketing and branding of the Company's family of products, while Mr. Kellogg will have a particular focus on financial and operational issues. Mr. Kellogg has been a member of the Company's Board of Directors since 1999 and has been a member of the Company's Audit Committee. Since 1998, Mr. Kellogg has served as the Managing Member of Kingfisher Capital, LLC, a diversified investment and asset management business with holdings ranging from consumer products to communications technologies.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 15, 2002.

JONES SODA CO.
By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer

QuickLinks

JONES SODA CO. FORM 10-QSB
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Balance Sheets (Expressed in U.S. dollars)
JONES SODA CO. Interim Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited)
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income (Expressed in U.S. dollars) Three months ended March 31, 2002 (Unaudited)
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited)
JONES SODA CO. AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Expressed in U.S. dollars) Unaudited—Prepared by Management
  Item 2. Management's Discussion and Analysis or Plan of Operation
  PART II. OTHER INFORMATION
  Item 5. Other Information
SIGNATURE