Form 10QSB
period 2002-06-30
JONES SODA CO
filed 2002-08-14
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 30, 2002, the issuer had 19,800,596 shares of common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

JONES SODA CO.
FORM 10-QSB
Index

			Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	a)	Interim Consolidated Balance Sheet as of June 30, 2002 and Consolidated Balance Sheet as of December 31, 2001	3
	b)	Interim Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001	4
	c)	Interim Consolidated Statements of Stockholder's Equity and Comprehensive Income for the six months ended June 30, 2002 and years ended December 31, 2001 and 2000	5
	d)	Interim Consolidated Statements of Cash Flows for the sixth months ended June 30, 2002 and 2001	6
	e)	Notes to Interim Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis or Plan of Operation		10
PART II.	OTHER INFORMATION
Item 5	Other Information		15

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)

June 30, 2002 with comparative figures for December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Accounts receivable	$2,510,169	$2,319,469
Inventory	2,697,529	2,150,266
Prepaid expenses	581,071	548,968

	5,788,769	5,018,703
Capital assets	616,092	666,081
Intangible assets	141,272	138,834

	$6,546,133	$5,823,618

Liabilities and Stockholders' Equity
Current liabilities:
Bank Indebtedness (note 3)	$936,448	$657,678
Accounts payable and accrued liabilities	3,023,329	1,675,691
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	50,000	50,000

	4,066,483	2,440,075
Capital lease obligations, less current portion	35,406	63,295
Deferred revenue	175,000	200,000
Stockholders' equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,800,596 common shares (2001—20,251,846)	11,021,231	11,269,419
Reacquired stock nil shares (2001—200,000)	—	(13,333)
Additional paid-in capital	744,060	525,955
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,603,799)	(8,769,545)

	2,269,244	3,120,248

	$6,546,133	$5,823,618

See accompanying notes to interim consolidated financial statements

JONES SODA CO.
Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

Three months and six months ended June 30, 2002 and 2001

	Six months ended June 30, 2002	Three months ended June 30, 2002	Six months ended June 30, 2001	Three months ended June 30, 2001
Revenue	$9,814,494	$5,840,940	$12,854,492	$7,607,134
Cost of goods sold	6,349,882	3,808,442	8,135,393	4,823,969
Write down of inventory	428,172	428,172	—	—

	6,778,054	4,236,614	8,135,393	4,823,969

Gross profit	3,036,440	1,604,326	4,719,099	2,783,165
Operating expenses:
Promotion and selling	2,503,204	1,412,882	3,404,132	1,797,645
General and administrative	1,340,029	675,712	1,382,718	732,741

	3,843,233	2,088,594	4,786,850	2,530,386

Earnings (loss) from operations	(806,793)	(484,268)	(67,751)	252,779
Other income (expense):
Interest expense	(24,327)	(10,577)	(40,507)	(34,939)
Other income	(3,134)	(23,842)	140,854	75,246

	(27,461)	(34,419)	100,347	40,307

Earnings (loss) for the period	$(834,254)	$(518,687)	$32,596	$293,086

Earnings (loss) per share, basic	$(0.04)	$(0.03)	$0.00	$0.01
Earnings (loss) per share, diluted	(0.04)	(0.03)	0.00	0.01

Weighted average common stock, basic	19,925,527	19,800,596	19,618,542	19,920,626
Weighted average common stock, diluted	19,925,527	19,800,596	19,630,868	20,051,296

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Expressed in U.S. dollars)

Six months ended June 30, 2002 (Unaudited)
Years ended December 31, 2001 and 2000

	Common stock		Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount	Number	Amount
Balance, December 31, 1999	18,754,398	10,461,318	—	—	362,298	107,752	(8,663,673)		2,267,695
Options exercised	—	—	—	—	—	—	—		—
Warrants issued	—	—	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—	—		247,201
Stock-based compensation	—	—	—	—	35,557	—	—		35,557
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income								$1,596,356

Balance, December 31, 2000	19,303,378	10,708,519	—	—	407,455	107,752	(7,067,317)		4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)

Total comprehensive income								$(1,702,228

Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—		(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105			—
Comprehensive loss:
Loss for the period	—	—	—	—	—		(834,254)	$(834,254)	(834,254)

Total comprehensive loss								$(834,254)

Balance, June 30, 2002	19,800,596	$11,021,231	—	$—	$744,060	$107,752	$(9,603,799)		$2,269,244

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

Six months ended June 30, 2002 and 2001

	2002	2001
Cash flows from (used in) operating activities:
Income(loss) for the period	$(834,254)	$32,596
Items not involving cash:
Depreciation and amortization	90,966	127,477
Stock-based compensation expense	—	22,500
Write down of inventory	428,172	—
Changes in assets and liabilities:
Accounts receivable	(190,700)	(2,653,919)
Inventory	(975,435)	(2,078,009)
Prepaid expenses	(32,103)	(226,754)
Accounts payable and accrued liabilities	1,347,638	1,811,319

Net cash used in operating activities	(165,716)	(2,964,790)
Cash flows from (used in) investing activities:
Purchase of capital assets	(25,976)	(88,028)
Purchase of intangible assets	(17,439)	(18,558)

Net cash used in investing activities	(43,415)	(106,586)
Cash flows from (used in) financing activities:
Net borrowing under line of credit	114,731	1,199,740
Bank indebtedness	164,039	—
Net borrowing (repayment of) of capital lease obligations	(27,889)	7,505
Deferred revenue	(25,000)	—
Proceeds from exercise of options	—	12,931
Proceeds from exercise of warrants	—	542,969
Repurchase of escrow shares	(16,750)	—

Cash flows from financing activities	209,131	1,763,145

Net increase (decrease) in cash and cash equivalents	—	(1,308,233)
Cash and cash equivalents, beginning of year	—	3,034,708

Cash and cash equivalents, end of period	$—	$1,726,477

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$—	$22,500
Increase in capital lease obligations	—	41,066
Cash paid during year for:
Interest payments	$24,359	$110,589
Income taxes	—	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
Unaudited

Six months ended June 30, 2002

1.    Nature and continuance of operations:

        Jones Soda Co. (the "Company" or "Jones Soda") develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co.®, Jones Naturals, a non-carbonated juice & tea drink (previously called Jones Juice), Jones Energy, a high energy drink, WhoopAss a high energy drink, and Whoopass Shots. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. Effective December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice reincorporated as a Washington corporation under the name Jones Soda Co. Jones Soda Co. has three operating subsidiaries, Jones Soda Co. (USA) Inc., WAZU Products Ltd., and Whoopass USA Inc., as well as one non-operating subsidiary, myJones.com Inc.

        The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the period ended June 30, 2002, the Company incurred a loss of $834,254 and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2.    Significant accounting policies:

  (a)
  Basis of presentation:

          These consolidated financial statements have been prepared using U.S. generally accepted accounting principles.

          The financial information as of June 30, 2002 and for the six-month periods ended June 30, 2002 and 2001 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of future financial results, whether for a complete financial year or for any other period.

          The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The financial information included herein should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in its 2001 annual report on Form 10-KSB. Except as disclosed in note 5, the accounting policies applied in these interim consolidated financial statements are consistent with those applied in the consolidated financial statements for the year ended December 31, 2001.

  (b)
  Use of estimates:

          The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

  (c)
  Foreign currency translation:

          For the period ended June 30, 2002, the functional currency of the Company and its wholly-owned subsidiaries is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended June 30, 2002, the Company incurred a foreign exchange loss of $(3,134) (2001—gain $47,001).

  (d)
  Cash and cash equivalents:

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3.    Bank indebtedness:

	2002	2001
Bank indebtedness/overdraft	$293,485	$129,446
Line of credit	642,963	528,232

	$936,448	$657,678

        The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (6.25% at June 30, 2002).

4.    Stock options and stock-based compensation:

        During the three months ended June 30, 2002, the Company issued incentive stock options to purchase 332,000 and 150,000 shares of the Company's common stock to employees. The options have an exercise price of $0.50 and $0.46 per share and expire April 11, 2007 and June 27, 2007, respectively. The granting of the employee options has been accounted for in accordance with the intrinsic value method under APB 25. As these options were granted with an exercise price based on the market price at the date of grant, no compensation expense was required to be recorded in the period as a result of the issuance of these options.

5.    Recent accounting pronouncements:

        In 2001, the FASB issued Emerging Issue Task Force 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 sets out the FASB's interpretation of United States GAAP with respect to accounting for consideration given by a vendor to a customer (including a reseller of the vendor's products). Specifically, these types of payments are considered to be a reduction of revenue when recognized in the vendor's income statement. The Company's prior policies with respect to these types of payments was to characterize them as an element of promotion and selling cost when recognized in the Company's income statement. Adoption of EITF 01-9 was required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative purposes. The Company adopted EITF 01-9 effective January 1, 2002, and for the six-month period ended June 30, 2002 reclassified $212,753 (2001—$170,036) against revenue in accordance to EITF 01-9's adoption principles. Adoption of EITF 01-9 had no impact on the Company's net earnings (loss) for any period.

6.    Segmented information and export sales:

        The Company operates in one industry segment, with operations in both the United States and Canada. During the period ended June 30, 2002, sales in the United States were approximately $8,401,244 (2001—$10,858,196); sales in Canada were approximately $1,413,250 (2001—$1,927,983); and sales in the United Kingdom were nil (2001—$68,313).

7.    Earnings per share:

        The computation for basic and diluted earnings per share are as follows:

Three months ended June 30, 2002
Net loss	$(518,687)

Average number of common stock outstanding:
Outstanding March 31, 2002	20,051,846
Effect of common stock repurchased	(251,250)

Basic and diluted	19,800,596

Earnings per share:
Basic and diluted	$(0.03)

Six months ended June 30, 2002
Net loss	$(834,254)

Average number of common stock outstanding:
Outstanding December 31, 2001	20,051,846
Effect of common stock repurchased	(126,319)

Basic and diluted	19,925,527

Earnings per share:
Basic and diluted	$(0.04)

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

Results of Operations for the Three and Six Months Ended June 30, 2002
(Expressed in U.S. Dollars)

Revenues

        For the three months ended June 30, 2002, revenues were approximately $5,841,000, a decrease of $1,766,000, or 23.2% over the $7,607,000 in revenues for the three months ended June 30, 2001. The decrease in revenues during the three months ended June 30, 2002 from the comparable period in 2001 was primarily attributable to a decrease in sales of Jones Soda, Jones Naturals and Whoopass, offset by an increase in sales of Jones Energy and Whoopass Shots. For the six-month period ended June 30, 2002, revenues were approximately $9,815,000, a decrease of $3,039,000, or 23.6% over the $12,854,000 in revenues for the six months ended June 30, 2001. The decrease in revenues during the six months ended June 30, 2002 from the comparable period in 2001 was primarily attributable to a decrease in sales of Jones Soda and Whoopass, partially offset by an increase in sales of Jones Energy and Whoopass Shots. Jones Naturals' revenues increased for the six month period ended June 30, 2002 from the comparable period in 2001 due to the fact the Jones Naturals (previously named Jones Juice) was first launched in April 2001 and consequently had a shorter selling period in 2001.

        Management believes that the decrease in sales was primarily attributable to its strategy of pulling out of non-core markets to focus selling its products into four distinct regions consisting of the Northwest, the Southwest, the Midwest and Western Canada. In addition, management believes that the decrease in sales was secondarily affected by the transition issues with three of the Company's top 5 distributors who replaced the three prior distributors that went bankrupt or out of business in late 2001. Revenues for the three and six month periods ended June 30, 2002 included sales of Jones Energy (an energy drink that was launched in November 2001) and Jones Naturals (a non-carbonated juice and tea drink that was launched in April 2001). In addition, effective January 1, 2002, all slotting fees are recorded as a reduction to revenue, resulting in a reduction in revenue of approximately $213,000 for the six-month period ended June 30, 2002 compared to a reduction in revenue of approximately $170,000 for the six-month period ended June 30, 2001 (see "Note 4—Recent accounting pronouncements" above).

Gross Profit

        For the three- and six-month periods ended June 30, 2002, gross profit was approximately $1,604,000 and $3,036,000 respectively. Gross profit decreased by approximately $1,179,000, or 42.2% over the $2,783,000 gross profit for the three months ended June 30, 2001, and $1,683,000, or 35.7% over the $4,719,000 gross profit for the six months ended June 30, 2001. For the three- and six-month periods ended June 30, 2002, gross profit as a percentage of revenue decreased from 36.6% and 36.7% for the three-and six-month periods ended June 30, 2001 to 27.5% and 30.9%, respectively. The decrease in gross profit was primarily attributable to decreased revenues and to a lesser extent a write down in inventory of approximately $428,000 for the three- and six-month period ended June 30, 2002. The write down in inventory was primarily of the Jones Juice inventory due to the label reconfiguration and re-launch of the new Jones Naturals product. The Company's non-carbonated and tea line which was launched in 2001 was re-launched in the new label format in early 2002. The Company launched the new label product in April 2002 to have the same look and feel as the Jones Soda brand.

Total Operating Expenses

        Total operating expenses for the three- and six-month periods ended June 30, 2002 were approximately $2,089,000 and $3,843,000, respectively. Total operating expenses decreased by $442,000, or 17.5% over operating expenses of $2,530,000 for the three months ended June 30, 2001, and $944,000, or 19.7% over operating expenses of $4,787,000 for the six months ended June 30, 2001. For the three-month period ended June 30, 2002, total operating expenses as a percentage of revenue increased to 35.8% from 33.3% over the comparable period in 2001. For the six-month period ended June 30, 2002, total operating expenses as a percentage of revenue increased to 39.2% from 37.2% over the comparable period in 2001. The decrease in total operating expenses in absolute dollars was primarily attributable to decreased promotion and selling expenses and to a lesser extent a reduction in administrative expenses for the three and six months ended June 30, 2002. The slight increase in total operating expenses as a percentage of revenue is due to a greater decrease in revenues than the decrease in operating expenses.

Promotion and Selling Expenses

        Promotion and selling expenses for the three- and six-month periods ended June 30, 2002 were approximately $1,413,000 and $2,503,000, respectively. Promotion and selling expenses decreased by $385,000, or 21.4% over promotion and selling expenses of $1,798,000 for the three months ended June 30, 2001, and $901,000, 26.5% over promotion and selling expenses of $3,404,000 for the six months ended June 30, 2001. Promotion and selling expenses as a percentage of revenue increased to 24.2% for the three months ended June 30, 2002 from 23.6% over the comparable period in 2001. Promotion and selling expenses as a percentage of revenue decreased to 25.5% for the six months ended June 30, 2002 from 26.5% over the comparable period in 2001. The decrease in promotion and selling expenses was primarily attributable to a decrease in distributor programs, more controlled marketing programs as well as decreased salaries and wages associated with a decreased size of sales force, primarily in the Company's non-focus markets.

General and Administrative Expenses

        General and administrative expenses for the three- and six-month periods ended June 30, 2002 were approximately $675,000 and $1,340,000, respectively, compared to $733,000 and $1,383,000 for the comparable periods in 2001. General and administrative expenses as a percentage of revenue increased to 11.6% for the three months ended June 30, 2002 from 9.6% over the comparable period in 2001. General and administrative expenses as a percentage of revenue increased to 13.7% for the six months ended June 30, 2002 from 10.8% over the comparable period in 2001. The decrease in general and administrative expenses in absolute dollars is primarily due to a decrease in certain items such as shareholder expense and legal fees, partially offset by increased audit fees and insurance expenses.

Other expenses

        Other expense for the three- and six-month periods ended June 30, 2002 was approximately $34,000 and $27,000, respectively, compared to other income of approximately $40,000 and $100,000 over the comparable periods in 2001. The increase in other expense was due to the fact that there was no foreign exchange gain in 2002 compared to the similar period of 2001 and this was partially offset by a decrease in interest expense for 2002 over 2001 due to the decreased use of the line of credit.

Net Income/Loss

        Net loss for the three-and six-month periods ended June 30, 2002 was approximately $519,000 and $834,000, respectively, compared to a net income of $293,000 and $33,000 over the comparable periods in 2001. The increase in net loss was primarily attributable to the write down of inventory and to a lesser extent decreased gross profit, partially offset by a reduction in promotion and selling and general and administrative expenses.

Liquidity and Capital Resources

        The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

        As of June 30, 2002, the Company had working capital of approximately $1,722,000 compared to working capital of $2,579,000 as at December 31, 2001. The decrease in working capital was primarily attributable to the write down of inventory and the operating loss incurred for the period ending June 30, 2002.

        On March 17, 2000, a credit facility was granted to the Company by Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3,000,000. Wells Fargo Business Credit has subsequently purchased the portfolio of loans from Banc of America Commercial Finance Corporation. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime +1.5% (6.25% as of June 30, 2002). The credit facility does not impose any financial covenants. As of June 30, 2002, the Company had $642,963 outstanding under the line of credit, out of a total of $1,587,216 available for borrowing based on eligible accounts receivable and inventory at that time. Bank indebtedness represents checks outstanding.

        Cash and cash equivalents were nil for the period ending June 30, 2002 and December 31, 2001, compared to $1,726,000 of June 30, 2001. Net cash used in operating activities was $165,700 for the six months ended June 30, 2002. The Company's investing activities used $43,400 for the six months ended June 30, 2002 primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow provided by financing activities was $209,000 for the six months ended June 30, 2002 and consisted primarily of the use of the line of credit and bank indebtedness for the purchase of inventory and payment of prepaid expenses.

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

Investor Relations

        During the period ending June 30, 2002, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the period-ended June 30, 2002, the Company granted stock options to employees to purchase shares of common stock of the Company on the following dates, in the following amounts and at the exercise prices set forth below. The stock option grants were issued in reliance on Rule 701 under the Securities Act of 1933.

Date of Grant:	No. of options granted	Exercise Price
April 29, 2002—	332,000	$0.50
June 28, 2002—	150,000	$0.46

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        The annual meeting of shareholders of the Company was held on June 24, 2002. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

	Votes For	Votes Against	Votes Withheld
Peter M. van Stolk	10,302,055	28,700	8,100
Matthew Kellogg	9,192,270	26,420	1,120,165
Jennifer L. Cue	10,297,240	31,265	8,660
Ron B. Anderson	9,193,505	25,100	1,120,250
Michael M. Fleming	9,196,535	22,420	1,119,900
William Collin	9,189,380	1,136,815	8,860
Peter Cooper	9,196,590	22,300	1,119,985

        At the meeting, the shareholders of the Company approved the amendment of the performance share escrow agreement dated March 29, 1993, governing the release of shares of certain officers and directors of the Company based on the achievement of certain performance criteria. The amendment changes the escrow agreement from a performance based agreement to a time based agreement. The amendment was approved by a vote of 3,269,542 shares for, 289,036 shares against and 6,780,278 shares abstaining.

        In addition, at the meeting, the shareholders of the Company approved the adoption of the Company's 2002 Stock Option Plan by a vote of 3,132,317 shares for, 1,267,530 shares against and 5,938,986 shares abstaining.

        Finally, at the meeting, the shareholders of the Company ratified the appointment of KPMG Peat Marwick Thorne, Chartered Accountants, as independent auditors of the Company for the fiscal year ending December 31, 2002, by a vote of 10,318,755 shares for,18,900 shares against and 3,200 shares abstaining.

Item 5. OTHER INFORMATION

        Matthew Hughes resigned as President of Whoopass USA Inc., effective as of July 31, 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

4.1*
Amended Escrow Agreement between Jones Soda Co., Pacific Corporate Trust Company as Escrow Agent and the Shareholders named therein. The shareholders of the Company approved an amendment to the Escrow Agreement on June 24, 2002.
10.1	2002 Stock Option Plan
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Incorporated herein by reference from Exhibit A of Registrant's Definitive Proxy Statement on Schedule 14A filed on May 24, 2002.

  (b)
  Reports on 8-K.

            None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August     , 2002.

JONES SODA CO.
By:	Peter van Stolk President and Chief Executive Officer (principal executive officer)
By:	Jennifer L. Cue Chief Financial Officer (principal financial officer)

QuickLinks

JONES SODA CO. FORM 10-QSB Index
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE