Form 10QSB
period 2002-09-30
JONES SODA CO
filed 2002-11-14
CIK 1083522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 30, 2002, the issuer had 19,800,596 shares of common stock outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

JONES SODA CO.
FORM 10-QSB

Index

			Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	a)	Interim Consolidated Balance Sheets as of September 30, 2002 and Consolidated Balance Sheet as of December 31, 2001	3
	b)	Interim Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001	4
	c)	Interim Consolidated Statements of Stockholder's Equity and Comprehensive Income for the nine months ended September 30, 2002 and years ended December 31, 2001 and 2000	5
	d)	Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6
	e)	Notes to Interim Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis or Plan of Operation		11
PART II.	OTHER INFORMATION
Item 5	Other Information		17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

September 30, 2002 with comparative figures for December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Accounts receivable	$2,180,263	$2,319,469
Current portion of note receivable (note 3)	56,646	—
Inventory	2,161,524	2,150,266
Prepaid expenses	523,742	548,968

	4,922,175	5,018,703
Note receivable, less current portion (note 3)	169,940	—
Capital assets	579,493	666,081
Intangible assets	141,871	138,834

	$5,813,479	$5,823,618

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 4)	$561,944	$657,678
Accounts payable and accrued liabilities	2,541,440	1,675,691
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	106,646	50,000

	3,266,736	2,440,075
Capital lease obligations, less current portion	23,806	63,295
Deferred revenue	257,833	200,000
Stockholders' equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,800,596 common shares (2001—20,251,846)	11,021,231	11,269,419
Reacquired stock nil shares (2001—200,000)	—	(13,333)
Additional paid-in capital	744,060	525,955
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,607,939)	(8,769,545)

	2,265,104	3,120,248

	$5,813,479	$5,823,618

See accompanying notes to interim consolidated financial statements

JONES SODA CO.

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and nine months ended September 30, 2002 and 2001

	Nine months ended September 30, 2002	Three months ended September 30, 2002	Nine months ended September 30, 2001	Three months ended September 30, 2001
Revenue	$15,386,025	$5,571,531	$19,373,391	$6,518,899
Cost of goods sold	10,016,302	3,671,273	12,442,423	4,307,030
Write down of inventory	408,238	(24,788)	—	—

	10,424,540	3,646,485	12,442,423	4,307,030

Gross profit	4,961,485	1,925,046	6,930,968	2,211,869
Operating expenses:
Promotion and selling	3,837,801	1,307,243	5,011,360	1,712,979
General and administrative	1,925,036	612,361	2,301,262	812,793

	5,762,837	1,919,604	7,312,622	2,525,772

Earnings (loss) from operations	(801,352)	5,442	(381,654)	(313,903)
Other income (expense):
Interest expense	(36,738)	(12,411)	(63,813)	(23,306)
Other income	(304)	2,829	158,499	17,645
Settlement—litigation	—	—	5,000	5,000

	(37,042)	(9,582)	99,686	(661)

Loss for the period	$(838,394)	$(4,140)	$(281,968)	$(314,564)

Loss per share, basic	$(0.04)	$(0.00)	$(0.01)	$(0.02)
Loss per share, diluted	(0.04)	(0.00)	(0.01)	(0.02)

Weighted average common stock, basic	19,883,730	19,800,596	19,831,999	20,247,716
Weighted average common stock, diluted	19,883,730	19,800,596	19,831,999	20,247,716

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Expressed in U.S. dollars)

Nine months ended September 30, 2002 (Unaudited)
Years ended December 31, 2001 and 2000

	Common stock		Reacquired stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital		Accumulated deficit	Comprehensive income (loss)	Total stockholders' equity
	Number	Amount	Number	Amount
Balance, December 31, 1999	18,754,398	10,461,318	—	—	362,298	107,752	(8,663,673)		2,267,695
Options exercised	—	—	—	—	—	—	—		—
Warrants issued	—	—	—	—	9,600	—	—		9,600
Warrants exercised	548,980	247,201	—	—	—	—			247,201
Stock-based compensation	—	—	—	—	35,557	—	—		35,557
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,596,356	$1,596,356	1,596,356

Total comprehensive income								$1,596,356

Balance, December 31, 2000	19,303,378	10,708,519	—	—	407,455	107,752	(7,067,317)		4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)

Total comprehensive income								$(1,702,228)

Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—		(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105				—
Comprehensive loss:
Loss for the period	—	—	—	—	—		(838,394)	$(838,394)	(838,394)

Total comprehensive loss								$(838,394)

Balance, September 30, 2002	19,800,596	$11,021,231	—	$—	$744,060	$107,752	$(9,607,939)		$2,265,104

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Nine months ended September 30, 2002 and 2001

	2002	2001
Cash flows from (used in) operating activities:
Loss for the period	$(838,394)	$(281,968)
Items not involving cash:
Depreciation and amortization	136,793	178,658
Stock-based compensation expense	—	22,500
Changes in assets and liabilities:
Accounts receivable	139,206	(1,936,625)
Inventory	(85,865)	(998,420)
Prepaid expenses	25,226	(429,954)
Accounts payable and accrued liabilities	865,749	613,805
Deferred revenue	(37,500)	—

Net cash from (used in) operating activities	205,215	(2,832,004)
Cash flows from (used in) investing activities:
Purchase of capital assets	(27,705)	(102,998)
Purchase of intangible assets	(25,537)	(50,450)

Net cash used in investing activities	(53,242)	(153,448)
Cash flows from (used in) financing activities:
Repayment under line of credit	(254,963)	(1,053,564)
Bank indebtedness	159,229	455,360
Repayment of capital lease obligations	(39,489)	(11,952)
Proceeds from exercise of options	—	17,931
Proceeds from exercise of warrants	—	542,969
Repurchase of escrow shares	(16,750)	—

Cash flows used in financing activities	(151,973)	(49,256)

Net decrease in cash and cash equivalents	—	(3,034,708)
Cash and cash equivalents, beginning of period	—	3,034,708

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Licensing and inventory sold for note receivable	$226,586	$—
Stock-based compensation	—	$22,500
Increase in capital lease obligations	—	29,114
Cash paid during year for:
Interest payments	$36,772	$143,238
Income taxes	—	—
Other items:
Settlement—litigation	—	5,000

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited

Nine months ended September 30, 2002

1.  Nature and continuance of operations:

        Jones Soda Co. develops, produces, markets, and distributes "alternative" or "new age" beverages. The Company's main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink, and Whoopass Energy Shots. Urban Juice and Soda Company Limited, the Company's predecessor, was incorporated in 1986 under the Company Act of British Columbia. Effective December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice reincorporated as a Washington corporation under the name Jones Soda Co. Jones Soda Co. has three operating subsidiaries, Jones Soda Co. (USA) Inc., WAZU Products Ltd., and Whoopass USA Inc., as well as one non-operating subsidiary, myJones.com Inc. References in this report to the "Company" or "Jones Soda" collectively refer to Jones Soda Co. and its consolidated subsidiaries.

        The Company's future operations are dependent upon the market's acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate net income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the nine-month period ended September 30, 2002, the Company incurred a loss of $838,394 and generated negative cash flows from operating activities. The Company's ability to continue as a going concern is dependent upon the ability to raise additional financing and also to generate future profitable operations.

2.    Significant accounting policies:

        (a)    Basis of presentation:

        These consolidated financial statements have been prepared using U.S. generally accepted accounting principles.

        The financial information as of September 30, 2002 and for the three-month and the nine-month periods ended September 30, 2002 and 2001 is unaudited; however, in the opinion of management such financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary for its fair presentation in conformity with generally accepted accounting principles. Results of operations for the periods ended September 30, 2002 are not necessarily indicative of future financial results, whether for a complete financial year or for any other period.

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

        The financial information included herein should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in its 2001 annual report on Form 10-KSB. Except as disclosed in note 6, the accounting policies applied in these interim consolidated financial statements are consistent with those applied in the consolidated financial statements for the year ended December 31, 2001.

        (b)    Use of estimates:

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

        (c)    Foreign currency translation:

        For the periods ended September 30, 2002 the functional currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to U.S. dollars, have been included in income. For the nine-month period ended September 30, 2002, the Company incurred a foreign exchange gain of $340 (2001—gain $64,646).

        (d)    Cash and cash equivalents:

        The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

3.    License Agreement:

        On September 5, 2002 the Company entered into an agreement to license and sell certain rights to WhoopAss Energy Shots and sell inventory to Energy Shots, LLC ("Energy Shots") for consideration in the form of a note receivable determined by the Agreements as follows:

Licensing Rights	$151,979
Inventory	74,607

$226,586

        The note receivable bears interest at the rate of 7.5% per annum and due on a quarterly basis in twelve installments commencing January 5, 2003. The note is secured by the assets of Energy Shots LLC, subordinate to senior debt holders, and is guaranteed by the principal owner of Energy Shots, LLC up to a maximum of $71,815. In consideration of the right to use the Whoopass Energy Shots name, Energy Shots, LLC agrees to purchase concentrate from the Company at the Company's cost plus a royalty fee of $2.11 per case. The resulting gain from the license and sale has been deferred and will be recognized on the same basis as the repayment of the corresponding note receivable.

4.    Bank indebtedness:

	September 30,
	2002	2001
Bank indebtedness/overdraft	$288,675	$455,360
Line of credit	273,269	513,351

	$561,944	$968,711

        The Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (6.25% at September 30, 2002).

5.    Stock options and stock-based compensation:

        The granting of the employee options has been accounted for in accordance with the intrinsic value method under APB 25. As these options were granted with an exercise price based on the market price at the date of grant, no compensation expense was required to be recorded in the period as a result of the issuance of options.

6.    Change in Presentation:

        In 2001, the FASB issued Emerging Issue Task Force 01-9 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 sets out the FASB's interpretation of U.S. GAAP with respect to accounting for consideration given by a vendor to a customer (including a reseller of the vendor's products). Specifically, these types of payments are considered to be a reduction of revenue when recognized in the vendor's income statement. The Company's prior policies with respect to these types of payments was to characterize them as an element of promotion and selling cost when recognized in the Company's income statement. Adoption of EITF 01-9 was required for periods beginning after December 15, 2001 and requires reclassification of prior periods presented for comparative purposes. The Company adopted EITF 01-9 effective January 1, 2002, and for the nine-month period ended September 30, 2002 reclassified $350,512 (2001—$245,843) and the three month period ended September 30, 2002 $137,759 (2001—$75,807) against revenue in accordance to EITF 01-9's adoption principles. Adoption of EITF 01-9 had no impact on the Company's net earnings (loss) for any period.

7.    Segmented information and export sales:

        The Company operates in one industry segment, with operations in both the United States and Canada. During the nine-month period ended September 30, 2002 sales in the United States were approximately $13,318,895 (2001—$16,456,836); sales in Canada were approximately $2,067,131 (2001—$3,066,009); and sales in the United Kingdom were nil (2001—$96,389).

8.    Loss per share:

        The computation for basic and diluted earnings per share are as follows:

Three months ended September 30, 2002
Net loss	$(4,140)
Average number of common stock outstanding:
Outstanding June 30, 2002	19,800,596
Basic and diluted	19,800,596
Loss per share:
Basic and diluted	$(0.00)
Nine months ended September 30, 2002
Net loss	$(838,394)
Average number of common stock outstanding:
Outstanding December 31, 2001	20,051,846
Effect of common stock repurchased	(168,116)
Basic and diluted	19,883,730
Loss per share:
Basic and diluted	$(0.04)

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2002
(Expressed in U.S. Dollars)

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

        Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Other Factors that May Affect Operating Results" as well as those discussed elsewhere in this report, and the risks discussed in the Company's most recently filed Annual Report on Form 10-KSB, its quarterly reports on Form 10-QSB and in the press releases and other communications to shareholders issued by the Company from time to time which attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Revenues

        For the three months ended September 30, 2002, revenues were approximately $5,572,000, a decrease of $947,000, or 14.5% over the $6,519,000 in revenues for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002, revenues were approximately $15,386,000, a decrease of $3,987,000, or 20.5% over the $19,373,000 in revenues for the nine months ended September 30, 2001. The decrease in revenues during each of the three-and nine-month periods from the comparable period in 2001 was primarily attributable to a decrease in sales of Jones Soda, Jones Naturals and Whoopass, partially offset by an increase in sales of Jones Energy and Whoopass Shots. Consolidated case sales for the third quarter in 2002 were 454,000 versus 534,000 for the same period in 2001.

        Management believes that the decrease in sales was primarily attributable to its strategy, initially implemented during the end of the first quarter 2002, of pulling out of non-core markets to focus selling its products into four distinct regions consisting of the Northwest, the Southwest, the Midwest and Western Canada.    Management also believes that the decrease in sales for the nine-month period in 2002 was secondarily affected by the transition issues with three of the Company's top 5 distributors who replaced the three prior distributors that went bankrupt or out of business in late 2001. In addition, the three and nine-month periods for fiscal 2002 and fiscal 2001 are not directly comparable due to inclusion for only part of the periods in fiscal 2001 of revenues attributable to the Company's new product launches during fiscal 2001, including Jones Naturals (a non-carbonated juice and tea drink that was launched in April 2001) and Jones Energy (an energy drink that was launched in November 2001). In addition, effective January 1, 2002, all slotting fees are recorded as a reduction to revenue, resulting in a reduction in revenue of approximately $351,000 for the nine-month period ended September 30, 2002 compared to a reduction in revenue of approximately $246,000 for the nine-month period ended September 30, 2001 (see "Note 6—Change in presentation" above).

Gross Profit

        For the three- and nine-month periods ended September 30, 2002, gross profit was approximately $1,925,000 and $4,961,000 respectively. Gross profit decreased by approximately $287,000, or 13.0% over the $2,212,000 gross profit for the three months ended September 30, 2001, and $1,970,000, or 28.4% over the $6,931,000 gross profit for the nine months ended September 30, 2001. For the three-month period ended September 30, 2002, gross profit as a percentage of revenue increased from 33.9% to 34.6% and for the nine-month period decreased from 35.8% to 32.2%. The decrease in gross profit in absolute dollars was primarily attributable to decreased revenues for the three- and nine-month periods in 2002, partially offset by higher average gross margin on the product mix. In addition, the decrease for the nine-month period also reflects a write down in inventory of approximately $408,000 of Jones Juice inventory due to the label reconfiguration and re-launch of the Jones Naturals product in April 2002 under a new label format designed to have the same look and feel as the Jones Soda brand. The increase in gross profit as a percentage of revenue for the quarter ended September 30, 2002 represents improving costs associated primarily with the Jones Naturals product. The decrease in gross profit as a percentage of revenue for the nine-month period ending September 30, 2002 was attributable to a greater decrease in revenues than expenses, as well as increased costs of the 4-pack inventory of Jones Soda in the beginning of the year, partially offset by price increases for Jones Soda effective in June 2002.

Total Operating Expenses

        Total operating expenses for the three- and nine-month periods ended September 30, 2002 were approximately $1,920,000 and $5,763,000 respectively. Total operating expenses decreased by $606,000, or 24.0% over operating expenses of $2,526,000 for the three months ended September 30, 2001, and $1,550,000, or 21.2% over operating expenses of $7,313,000 for the nine months ended September 30, 2001. For the three-month period ended September 30, 2002, total operating expenses as a percentage of revenue decreased to 34.5% from 38.7% over the comparable period in 2001. For the nine-month period ended September 30, 2002, total operating expenses as a percentage of revenue decreased to 37.5% from 37.7% over the comparable period in 2001. The decrease in total operating expenses both in absolute dollars and as a percentage of revenue was primarily attributable to decreased promotion and selling expenses as well as a reduction in administrative expenses for the three and nine months ended September 30, 2002.

Promotion and Selling Expenses

        Promotion and selling expenses for the three- and nine-month periods ended September 30, 2002 were approximately $1,307,000 and $3,838,000 respectively. Promotion and selling expenses decreased by $406,000, or 23.7% over promotion and selling expenses of $1,713,000 for the three months ended September 30, 2001, and $1,173,000, 23.4% over promotion and selling expenses of $5,011,000 for the nine months ended September 30, 2001. Promotion and selling expenses as a percentage of revenue decreased to 23.5% for the three months ended September 30, 2002 from 26.3% over the comparable period in 2001. Promotion and selling expenses as a percentage of revenue decreased to 24.9% for the nine months ended September 30, 2002 from 25.9% over the comparable period in 2001. The decrease in promotion and selling expenses was primarily attributable to a decrease in distributor programs, more controlled marketing programs, including reductions in expenses associated with running the web portion of the business (myjones and webstore), as well as decreased salaries and wages associated with a decreased size of sales force in connection with the Company's strategy to focus its efforts in its core markets.

General and Administrative Expenses

        General and administrative expenses for the three- and nine-month periods ended September 30, 2002 were approximately $612,000 and $1,925,000 respectively, compared to $813,000 and $2,301,000 for the comparable periods in 2001. General and administrative expenses as a percentage of revenue decreased to 11.0% for the three months ended September 30, 2002 from 12.5% over the comparable period in 2001. General and administrative expenses as a percentage of revenue increased to 12.5% for the nine months ended September 30, 2002 from 11.9% over the comparable period in 2001. The decrease in general and administrative expenses in absolute dollars is primarily due to a decrease in certain items such as executive salaries, shareholder expense and legal fees, partially offset by increased audit fees and insurance expenses. The increase in general and administrative expenses as a percentage of revenue for the comparable nine months in 2002 represent a greater decrease in revenue than a reduction in expenses.

Other expense

        Other expense for the three- and nine-month periods ended September 30, 2002 was approximately $9,600 and $37,000, respectively, compared to other expense of approximately $1,000 and other income of $100,000 over the comparable periods in 2001. Other expense in 2002 primarily includes interest expense. Other income in 2001 included foreign exchange gains, partially offset by interest expense. The decrease in interest expense in 2002 over 2001 is due to the decreased use of the line of credit.

Net Income/Loss

        Net loss for the three-month period ended September 30, 2002 was approximately $4,000 and compares to a net loss for the comparable period in 2001 of $315,000. Net loss for the nine-month period ending September 30, 2002 was approximately $838,000 and compares to a net loss for the nine-months in 2001 of $282,000. The improvement in net loss for the comparable three-month period was due to increased earnings from operations. The increase in the net loss for the nine-month period was primarily attributable to a larger loss from operations in 2002 and due primarily to decreased gross profit primarily attributable to the write down of inventory of approximately $408,000 in 2002.

Liquidity and Capital Resources

        The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

        As of September 30, 2002, the Company had working capital of approximately $1,655,000 compared to working capital of $2,579,000 as at December 31, 2001. The decrease in working capital was primarily attributable to an increase in accounts payable, the write down of inventory and the operating loss incurred for the nine-month period ending September 30, 2002.

        On March 17, 2000, a credit facility was granted to the Company by Banc of America Commercial Finance Corporation, consisting of a three-year revolving line of credit of up to $3,000,000. Wells Fargo Business Credit has subsequently purchased the portfolio of loans from Banc of America Commercial Finance. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company's assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime +1.5% (6.25% as of September 30, 2002). The credit facility does not impose any financial covenants. As of September 30, 2002, the Company had $273,269 outstanding under the line of credit (compared to $513,351 outstanding as of September 30, 2001), out of a total of $1,600,523 available for borrowing based on eligible accounts receivable and inventory at that time. Bank indebtedness represents checks outstanding.

        Cash and cash equivalents were nil as of September 30, 2002 and December 31, 2001, and compared to nil as of September 30, 2001. Net cash from operating activities was $205,000 for the nine months ended September 30, 2002. The Company's investing activities used $53,000 for the nine months ended September 30, 2002 primarily for the purchase of coolers and registration of certain trademarks. Cash flow used in financing activities was $152,000 for the nine months ended September 30, 2002 and consisted primarily of repayment of the line of credit and capital lease obligations as well as the purchase of escrow shares.

        We believe our cash flows from operations and amounts available under our bank line of credit are sufficient to fund operations into fiscal 2003. In addition, from time to time, management evaluates and considers other operational and financing alternatives, including, among others, strategic relationships, distribution arrangements, joint ventures, mergers, asset sales, debt and equity financings, and other comparable transactions.

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

  •
  the results of the Company's strategy to focus its sales and marketing efforts on certain core markets;

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

Investor Relations

        During the period ending September 30, 2002, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company's corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

ITEM 3.  Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Jones Soda Co. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Jones Soda's management, including its Chief Executive Officer and Chief Financial Officer, who concluded that Jones Soda's disclosure controls and procedures are effective. There have been no significant changes in Jones Soda's internal control or in other factors that could significantly affect internal controls subsequent to the date management carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Jones Soda's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Jones Soda's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        Effective October 31, 2002, the Company appointed Jennifer Cue as the Company's Chief Operating Officer. Ms. Cue also continues to serve as the Company's Chief Financial Officer and on the Board of Directors.

        Effective October 16, 2002, the Company accepted the resignation of Matt Kellogg as its Executive Chairman, a temporary position held by Mr. Kellogg since May 2, 2002. Mr. Kellogg will remain on the Company's Board of Directors. The position of Executive Chairman will not be re-assigned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits

    99.1

      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2

      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)
    Reports on 8-K.

          None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 13, 2002.

JONES SODA CO.

By:	/s/ PETER VAN STOLK Peter van Stolk President and Chief Executive Officer (principal executive officer)

By:	/s/ JENNIFER L. CUE Jennifer L. Cue Chief Operating Officer & Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Peter van Stolk, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Jones Soda Co.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of November 13, 2002
/s/ PETER VAN STOLK
Peter van Stolk
President and Chief Executive Officer

I, Jennifer L. Cue, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Jones Soda Co.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of November 13, 2002
/s/ JENNIFER L. CUE
Jennifer L. Cue
Chief Operating Officer and Chief Financial Officer

QuickLinks

Index
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Balance Sheets (Expressed in U.S. dollars) September 30, 2002 with comparative figures for December 31, 2001
JONES SODA CO. Interim Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited) Three months and nine months ended September 30, 2002 and 2001
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Stockholders' Equity and Comprehensive Income (Expressed in U.S. dollars) Nine months ended September 30, 2002 (Unaudited) Years ended December 31, 2001 and 2000
JONES SODA CO. AND SUBSIDIARIES Interim Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited) Nine months ended September 30, 2002 and 2001
JONES SODA CO. AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Expressed in U.S. dollars) Unaudited Nine months ended September 30, 2002
  ITEM 2. Management's Discussion and Analysis or Plan of Operation
  ITEM 3. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS