Form 10KSB
period 2002-12-31
JONES SODA CO
filed 2003-03-28
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-28820

JONES SODA CO.

(Exact name of small business issuer as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 Ninth Avenue North

Seattle, WA 98109

(Address of principal executive offices)

(206) 624-3357

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: (none)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for its most recent fiscal year:    $18,566,564

As of March 18, 2003, there were 19,800,596 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $5,751,259, based on the average of the bid ($0.28) and asked ($0.39) prices of such stock on that date of $0.34.

Documents Incorporated By Reference:    The Company’s definitive proxy statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2002, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

		Page
PART I

Item 1.	Description of Business	1

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters	19

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7.	Financial Statements	25

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	**

Item 10.	Executive Compensation	**

Item 11.	Security Ownership of Certain Beneficial Owners and Management	**

Item 12.	Certain Relationships and Related Transactions	**

Item 13.	Exhibits and Reports on Form 8-K	26

Item 14.	Controls and Procedures	27

SIGNATURES		28

**	Items 9 through 12 of Part III are incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2002.

i

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” and the “Company” are to Jones Soda Co., a Washington corporation, and its wholly owed subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect the Company’s current views and expectations with respect to its business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect the Company’s business, results and prospects, see “ITEM 1.—DESCRIPTION OF BUSINESS—Risk Factors Affecting the Business of the Company.” Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company’s other reports previously filed with the Securities and Exchange Commission, including the Company’s periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in the Company’s press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

CURRENCY TRANSLATION

Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. The Company’s financial statements are reported in United States dollars.

ii

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

The Company

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute four unique beverage brands,

•	Jones Soda Co.®, a “premium” soda,

•	Jones Naturals™, a non-carbonated juice & tea,

•	Jones Energy, an energy drink and

•	WhoopAss™, an energy drink.

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

During 2002, we revised our strategy to focus our sales and marketing resources on the expansion and penetration of the Jones Soda products in certain of our core markets, namely the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. Although we continue to distribute product through existing distributors in the U.S. Northeast and U.S. Southeast, as part of our strategy in 2002, we cut our sale force in these regions and elected not to expand distribution or focus resources in the U.S. Northeast and U.S. Southeast.

The premise underlying our business strategy is that the commercial success of any alternative or New Age beverage brand will, in large part, be determined by its brand image. Moreover, due to the limited life cycle of beverages in the alternative or New Age category of the beverage industry, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. Beginning in March 1995, we shifted our business from being solely a regional distributor of licensed and unlicensed brands and products, to being exclusively a developer, producer, marketer and distributor of our internally developed brands and products. One of the main reasons for our change in strategic direction from distributing other brands to producing and marketing our own brands was the potential to increase sales beyond one specific territory and to earn higher gross margins from the sale of our own unique beverage brands.

We use contract packers to prepare, bottle and package our internally developed products, continually reviewing our contract packing needs in light of regulatory compliance and logistical requirements. Currently, our primary contract packers are located in Burnaby, British Columbia, Woodbridge, Ontario, Forest Grove, Oregon, and Cold Springs, Minnesota. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications.

We arrange with independent trucking companies to have product shipped from our contract packers to independent warehouses. From such independent warehouses, we deliver our products through independent trucking companies to our distributors. Distributors sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with our products.

Historical Development

Jones Soda Co. is a Washington corporation and has its principal place of business at 234 Ninth Avenue North, Seattle, Washington 98109 and its telephone number is (206) 624-3357.

Originally, the Company was incorporated on December 23, 1986 as a British Columbia corporation under the name “2072 Investment Ltd.” After several name changes, we became “Urban Juice & Soda Company Ltd.” on May 26, 1993. Effective December 31, 1999, we relocated out of British Columbia and continued our incorporation into the State of Wyoming, as a result of which, we ceased to be a British Columbia corporation and became a Wyoming corporation. Subsequently, on August 1, 2000, Urban Juice & Soda Company Ltd. merged into and became Jones Soda Co., a Washington corporation.

We began as a marketer and distributor of juices, sodas and other New Age and alternative beverages. By the end of 1994, we had established our business as a full-line beverage distribution company focused on the distribution of alternative beverage products in Western Canada. During 1994, we simultaneously completed the creation of two internally developed products and began work on the creation of a third internally developed product. In March 1995, coinciding with the accelerating demand for bottled water, we launched our first unique brand, WAZU®, a natural spring water. In November 1995, we launched our second trademarked brand, Jones Soda Co.® We continued to distribute other brands, but stopped doing so by the end of 1996, in order to increase our business focus on our own brands.

Since 1997, we have operated exclusively as a beverage manufacturer and marketer of our own brands. In August 1999, we created a separate brand, Jones Whoopass, an energy drink and subsequently re-named Whoopass™. In April 2001, we introduced Jones Juice, a product extension of Jones Soda Co., which we subsequently renamed in early 2002 as Jones Naturals™. In November 2001, we created Jones Energy, an energy drink, as a third product extension of Jones Soda Co. In March 2002, we launched Whoopass Shots, a product extension of our Whoopass energy drink.

Our primary brand, Jones Soda Co. and its product extensions, comprise the majority of our sales, with Jones Naturals comprising 15.9% of total sales and Whoopass comprising 7.4% of total sales.

Subsidiaries

Jones Soda Co. is a holding company and carries on no operating business except through its direct wholly owned subsidiaries, as follows:

•	Jones Soda Co. (USA) Inc.—A wholly owned subsidiary incorporated in the State of Washington on August 3, 1995, which focuses on our operations in the United States;

•	Jones Soda (Canada) Inc.—A wholly owned subsidiary incorporated in British Columbia on March 6, 1987 (originally under the name Urban Hand Ltd and then WAZU Products Ltd.), which focuses on our operations in Canada;

•	WhoopAss USA Inc.—A wholly owned subsidiary incorporated in the State of Washington on November 20, 2001. This company is currently not active; and

•	myJones.com Inc—A wholly owned subsidiary incorporated in the State of Washington on February 14, 2000, which operates our www.myjones.com website.

The New Age or Alternative Beverage Industry

Jones Soda Co. and WhoopAss, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, beer, fruit juices and drinks, bottled water, wine and spirits.

In its annual beverage market survey for calendar year 2001, Beverage World magazine (www.beverageworld.com) estimated that the New Age or alternative beverage markets grew 14.7% over 2000, to approximately $11.7 billion in total sales.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2001, the New Age or alternative beverage category consists of the following segments:

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

Business Strategy

In late 1995, we launched our premium soda product under our trademarked brand, Jones Soda Co. We made this decision after witnessing the proliferation of new ready-to-drink tea brands during the first half of the 1990s, anticipating what we believed to be a peak in the product life cycle for that segment of the New Age beverage category. By launching Jones Soda Co., we believed we were creating a new category in the New Age beverage market and that we were offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the “all-natural soda” segment to the “premium soda” segment and cited Jones Soda Co. as an example of a beverage in this category. Thus, we believe that the Jones Soda Co. brand and product line have helped to create a new segment in the New Age or alternative beverage industry.

Utilizing creative but relatively low cost marketing and brand promotion techniques, we are currently focused on building a strong distributor network for our lead brand, Jones Soda Co. We believe that our experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with our efforts to build a quality network of independent distributors. Moreover, we believe that our first hand experience watching other companies’ fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five New Age beverage brands, including Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple, have each achieved a minimum of $100,000,000 in revenues. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination.

In developing the Jones Soda Co. brand, we believe we have created a leading brand in the premium soda segment of the New Age beverage category and have marketed the product with a distinct fashion component. The fashion component includes black and white labels, which is representative of current overall fashion trends. See “Products –Jones Soda Co.”

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. In 2002, we refocused our resources on four core markets, namely the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2003, we will continue to focus on these core markets and may re-expand into the U.S. Northeast and U.S. Southeast with the right distributor partners.

We believe that, in general, products in the New Age beverage category, much like certain fashion trends, tend to have a limited life cycle of approximately five to nine years, although some products or flavors may have longer lives. Accordingly, we believe it is important to continually develop and introduce new flavors and brands to maintain the vitality of the product, and to generate and maintain consumer interest and demand for the product. As part of our business strategy, we intend to launch new brands, products and/or product extensions at approximately 18 to 30 month intervals. We believe we will be ready to launch new unique brands, products and/or product extensions through our distributor network if and when we determine that consumer demand for our products begins to decline. See “Brand and Product Development,” below.

Key elements of our business strategy include the following:

Brand Franchise

We believe the market for alternative beverages is dependent to a large extent on image more than taste, and that this market is driven by trendy, young consumers between the ages of 12 and 34. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda Co. and Jones Naturals labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Distributor Network and Key Accounts

We distribute our products through a network of independent distributors. We have also obtained listings for our Jones Soda Co.¸ Whoopass, and Jones Naturals brands with certain key retail accounts, including QFC, Meijer, Ralph’s, Kroger and Safeway. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 110 distributors in 30 states in the U.S. and six provinces in Canada.

We have additionally pursued distribution to “alternative” or “non-traditional” beverage retailers. We have entered into exclusive distribution agreements with approximately 250 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores primarily in San Diego, Seattle and Vancouver, B.C. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy.

Brand and Product Development

We have developed and intend to continue to develop our brands and products in-house. We used a similar process initially to create the Jones Soda Co. brand, and we intend to continue utilizing this process in connection with the creation of our future brands. This process primarily consists of the following steps:

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

Products

For the year ended December 31, 2002, revenue from the sale of the Jones brands, Jones Soda Co., Jones Naturals and Jones Energy, constituted 92.6% of our total revenue. Revenue from the sale of WhoopAss constituted 7.4% of our total revenue.

Jones Soda Co.

We believe that our trademarked Jones Soda Co. brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda Co. in November 1995, and the Jones Soda Co. product line currently consists of the following 14 flavors:

• Orange & Cream Soda	• Strawberry Lime Soda	• Fufu Berry Soda
• Lemon Drop Soda	• Vanilla Cola	• Blue Bubblegum Soda
• Cherry Soda	• Root Beer	• Green Apple Soda
• Crushed Melon	• Cream Soda	• Berry Lemonade Soda
• Fruit Punch Soda	• MF Grape Soda

Our strategy is to introduce flavors each year and selectively retire those flavors not deemed as popular. In general, our target is to have at least 12 active flavors.

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

Jones Naturals

In April 2001, we launched Jones Naturals, our non-carbonated beverage, initially under the name Jones Juice. The Jones Naturals products have 100% natural flavors and contain ingredients such as ginseng, lemongrass, zinc, taurine and various vitamins. Jones Naturals comes in 20 ounce (591 ml) clear bottles with primarily black and white photograph labels, similar to the Jones Soda Co. product labels. Consumers are similarly encouraged to send in photographs that potentially may be used on one of the Jones Naturals labels. In order to promote a clearer and more integrated brand image, in March 2002 we re-labeled the Jones Juice product to resemble the black and white photo labels of Jones Soda Co., and we renamed the product Jones Naturals. The Jones Naturals line currently consists of:

• Berry White	• Limes with Orange	• Dave
• Betty	• Fu Cran Fu	• Bada Bing!
• D’Peach Mode	• Bananaberry

Whoopass

We originally launched Jones WhoopAss in October 1999, and subsequently re-named it WhoopAss. WhoopAss is a citrus drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Jones Energy

In November 2001, we launched, Jones Energy, another energy drink. Jones Energy is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing vitamin B6, riboflavin, niacin, thiamin and coQ-10. In addition, recently in March 2003, we launched Jones Energy in a new 16 ounce can, as an alternative to our other energy products. Jones Energy competes in the Energy Drink category of the New Age beverage industry.

Whoopass Energy Shots

In March 2002, we launched Whoopass Energy Shots, a product extension of our Whoopass energy drink. Whoopass Energy Shots are concentrated energy supplements in a 1 ounce container. Shortly after the launch of Whoopass Energy Shots, we decided to focus more on our existing Jones brands and beverages, and in September 2002 we licensed to a third party the right to sell Whoopass Energy Shots.

Marketing, Sales And Distribution

Marketing

Our pricing policies for the Jones and Whoopass brands take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. Since we can control our production costs, we work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each chain in the distribution process. The following table shows the suggested retail prices for our products in the United States and in Canada:

	United States	Canada
Jones Soda Co.	$0.79–$1.09	Cdn.$	0.99–Cdn.$1.29
Jones Naturals	$1.49		Cdn.$1.89
Whoopass	$1.99		Cdn.$1.99
Jones Energy	$1.99		N/A

We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell Jones and Whoopass products and our wearables on our web site (http://www.jonessodastore.com). Through cooperative advertising, several of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a “grass roots” level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote Jones and Whoopass, and we have signed up several athletes in the skateboard, snowboard and mountain bike arenas. We also use two leased recreational vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

During 2002 we maintained our unique website, www.myjones.com, which allows our Jones Soda Co. consumers to create their own personalized 12 pack of Jones Soda Co. with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda Co. brand. Consumers can scan their unique photo through the web and crop and create their own “myjones” labels. The unique labels are downloaded at our office in Seattle and we send out 12 packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda Co. brand as well as provided for increased consumer interactivity with the Jones Soda Co. brand, and we anticipate that it will continue to do so. In December 2002, the Company received notice that it had been issued Patent No. 6,493,677 from the U.S. Patent and Trademark Office for its myjones.com business operation. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

During 2002, we launched a new program, yourjonesTM, which is the customization of the front panel of the label of Jones Soda similar to our myjones business, however on a larger, commercial scale. The premise behind “yourjones” is to create uniquely customized Jones Soda or Jones Naturals bottles, with a unique photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myjones.com, the Jones Soda name always appears on the labels and customers can add their own photo/brand and words. The Company has negotiated arrangements with its co-packing facilities to create short-run productions for these purposes.

Sales

Our products are sold in 30 states in the U.S. and six provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets. During the 2002 fiscal year, sales in the U.S. represented 85.9% of total sales, while sales in Canada represented 14.1%.

During 2002, our sales force was organized into four regional groups, consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. We maintain Vice Presidents of Sales for our Western and our Midwest/East regions. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques.

Distribution

We primarily sell our products through our distribution network, and we currently have relationships with approximately 110 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. The majority of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with many of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will, as we believe is common in the beverage industry.

During the year ended December 31, 2002, the two primary distributors of our products purchased approximately 12.3% and 12.1% respectively, of the total number of cases sold. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network, which may result in a decreased dependence on any one or more of our independent distributors.

We generally require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. To the extent we have additional product available in inventory, we will fulfill other purchase orders when and as received. We contract with outside trucking companies to deliver our products from our independent warehouses to our independent distributors. After an independent distributor receives delivery of our products it will most often, in turn, resell and deliver those products directly to a retail outlet and stock the retailer’s shelves with our products. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances, and all sales are final with no return policy.

Production

Contract Packing Arrangements

We currently use four main independent contract packers known as “co-packers” to prepare and bottle our products. As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements.

Raw Materials

The raw materials used in the preparation and packaging of our products (consisting primarily of concentrate, glass, labels, caps and packaging) are purchased from suppliers selected either directly by our contract packers or by us, who, in turn, supply those raw materials to our contract packers.

We believe that we have adequate sources of raw materials, which are available from multiple suppliers. Currently, we purchase our flavor concentrate from two flavor concentrate companies, Pro-Liquitech International and Wild Flavors, Inc. We are currently in dispute with Pro-Liquitech International regarding certain terms of our agreement with them. (See “Item 3. Legal Proceedings” below.) We do not believe that this dispute will have a material adverse affect on our ability to obtain supplies of flavor concentrate as and when needed, or on our financial condition or results of operations. In addition, we anticipate that for future Jones and Whoopass flavors and/or additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing secondary sources of flavor concentrate for each of our products. The water used to produce Jones and Whoopass is filtered and is also treated to reduce alkalinity.

Quality Control

Our products are made from high quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

For every run of product, our contract packer undertakes extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract packer must transmit all quality control test results to us on a daily basis. These test results are reviewed by our internal technical staff for compliance with our standards, which meet or exceed those established in the industry.

Testing includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. This information is then logged into a database for rapid statistical analysis and followed up with each contract packer. We believe our production facilities inspection program meets or exceeds industry standards. Water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product.

We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers’ production facilities and monitor their product quality.

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling and/or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding. See “—Risk Factors Affecting the Business of the Company,” below.

Trademarks, Flavor Concentrate Trade Secrets and Patent

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Naturals™” and “WhoopAss™.” In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “Wet Yourself®,” “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design™,” “Whoopass and Design®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co. ®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 25 flavor concentrates developed with our flavor concentrate companies, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

We have a patent on our “myjones.com” business operation. In December 2002, the U.S. Patent and Trademark Office issued us Patent No. 6,493,677, titled “Method and Apparatus for Creating and Ordering Customized Branded Merchandise over a Computer Network”. We originally created the “myjones.com” system in mid-1999 and applied for this patent in January 2000. The term of U.S. patents is 20 years from the date of filing and this patent can be viewed by accessing the U.S. Patent Office’s website at www.uspto.gov. We intend to explore potential licensing arrangements with third parties to commercialize this patented methodology.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See “Risk Factors Affecting The Business of The Company,” below.

Competition

The beverage industry is highly competitive. The principal methods of competition in the beverage industry include

•	brand name,

•	brand image,

•	price,

•	labeling and packaging,

•	product quality and taste,

•	trade and consumer promotions, and

•	the development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than Jones Soda Co. We also compete with regional beverage producers and “private label” soft drink suppliers.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda Co. is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda Co. brand, we sell Jones Naturals, Jones Energy and WhoopAss as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See “Risk Factors Affecting The Business of The Company,” below.

Pricing of the products is also important. We believe that the Jones and Whoopass brands are priced in the same price range as competitive New Age beverage brands and products.

Employees

As of December 31, 2002, we had 34 full-time employees, 21 of whom were employed in sales and marketing capacities, 8 were employed in administrative capacities, and 5 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

Risk Factors Affecting the Business of the Company

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company’s actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating the Company’s business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements” above.

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our product, and maintain our existing markets and expand our business into other geographic markets.

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. We have entered into written agreements with many of our top distributors for varying terms and duration; however, most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will, as we believe is common in the beverage industry. As such we currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no assurances as to the level of performance under those agreements, or that those agreements will not be terminated early. There is no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and/or maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and/or volumes as they may have done in the past.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include,

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

For the year ended December 31, 2002, two distributors (out of our network of approximately 110 distributors) accounted for approximately 24.4% of the total number of cases of our beverage products sold. If these primary distributors were to stop selling our products or decrease the number of cases purchased, this could have an adverse impact on our revenues and financial results. In fact, in 2001 three of our top five distributors either filed for bankruptcy or went out of business. Although we subsequently entered into distribution agreements or letters of intent with new distribution partners for these three markets in late 2001 and early 2002, our revenues were adversely affected by downtime, transition costs and expenses resulting from the initial deployment of our products in each new distributor’s network. There can be no assurance that in the future we will be successful in finding new or replacement distributors if any our existing significant distributors cease operations, file for bankruptcy or terminate their relationship with us. There can be no assurance as to the number of cases sold by any of our distributors.

Opposition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than Jones Soda Co. and some of which are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as Jones and Whoopass. We also compete with regional beverage producers and “private label” soft drink suppliers. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than the Company, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

We have limited working capital and may need to raise additional capital in the future.

At December 31, 2002, our cash and cash equivalents was $50,065, we had $932,654 in accounts receivable and $1,760,188 in inventory. Our working capital at December 31, 2002 was $1,287,592. Although we believe that net cash provided by operations and amounts available under our bank line of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures during fiscal 2003, a revenue shortfall could deplete our limited financial resources and require us to reduce costs and/or operations substantially or to raise additional funds through equity or debt financings. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2002, citing recurring losses from operations.

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

For the 2002 fiscal year, we had loss from operations of $1,056,904, and historically have not generated profit from operations. In addition, through December 31, 2002, we had an accumulated deficit of $9,953,773, most of which had resulted from our operations during the period in which we transformed from being a regional distributor of licensed and unlicensed beverage brands and products to being a unique brand holder producing, developing and marketing our own products. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2002, citing recurring losses from operations. We believe that to operate at a profit we must:

•	increase the sales volume for our unique brands and products;

•	achieve and maintain efficiencies in operations;

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

We cannot assure you that we will meet these objectives or achieve profitability or even if we do achieve profitability, that we will be able to sustain profitability. We have incurred significant operating expenses in the past and expect to do so again in the future and, as a result, will need to increase revenues in order to achieve profitability. Our ability to increase sales from current sales levels will depend primarily on success in expanding our current markets and introducing our current brands and products, and possibly new unique brands, products or product extensions, into new geographic distribution areas, particularly in the Northwest, Southwest and Midwest regions of the United States. Our ability to successfully enter new distribution areas will, in turn, depend on various factors, many of which are beyond our control including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

Even though we control and manage the entire manufacturing process of our products, we do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third-parties and contract packers to produce our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Currently, competition for contract packers’ business is tight, especially in the western United States, and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. There is no assurance that we will be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more products than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse affect on our ability to maintain profitable relationships with those distributors and key accounts.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 12 and 34. In addition, our business depends on acceptance by our independent distributors of the Jones and Whoopass brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing the Jones and Whoopass brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of the Jones and Whoopass brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, and WhoopAss brands will also be substantially dependent upon acceptance of the Jones Soda Co. brand. Accordingly, any failure by the Jones Soda Co. brand to achieve or maintain acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability.

Our business and financial results depend on maintaining a consistent and cost-effective supply of raw materials.

Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate companies, and we anticipate that we will purchase flavor concentrate from other flavor houses for future Jones and Whoopass flavors and/or additional products, with the intention of developing secondary sources of flavor concentrate for each of our products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

Our sales are affected by seasonality.

As is typical in the beverage industry, our sales are seasonal. In a typical year, approximately 61.5% of our sales by volume occur from April to September and approximately 38.5% occur from October to March. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

The loss of key personnel would directly affect our efficiency and profitability.

We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves as President and Chief Executive Officer, as well as the management, financial and operational skills of Jennifer L. Cue, our Chief Financial Officer and Chief Operating Officer. We currently have in place with Mr. van Stolk a two-year employment agreement that expires on March 31, 2004, and we maintain key person life insurance in the amount of $1 million (Cdn.) on Mr. van Stolk. Our employment agreement with Ms. Cue expired by its terms on December 31, 2002, and we are currently in the process of negotiating a new employment agreement with Ms. Cue. The loss of either of Mr. van Stolk’s or Ms. Cue’s services could have a material adverse affect on our business and results of operations, including our ability to develop a long-term, profitable business plan.

Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate our Company successfully in the future, it may be necessary to further strengthen our management team.

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

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patent and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) and/or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

We have obtained a U.S. patent on our “myjones.com” methodology. While the number of business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that our patent may be construed by a court of competent jurisdiction in a very limited manner such that it offers little or no basis for us to deter competitors from employing similar processes or does not allow us to defend against third party claims of patent infringement.

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

For the year ended December 31, 2002, approximately 14.1% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. The majority of our products are produced and bottled in Canada. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar could have an adverse effect on our production costs. Furthermore, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers need to be converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2002, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

The current U.S. economic uncertainty and international conflict with Iraq may have an adverse impact on our sales and earnings, and our shipping costs have increased.

We cannot predict the impact of the current economic uncertainty in the United States, or the current international situation with Iraq on our consumer demand for and sales of our products. In addition, recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs have increased over the past several months, and we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass these increased costs on to our customers.

The market and liquidity for our shares is limited.

Our common stock is currently listed for trading in the United States on the OTC Bulletin Board and in Canada on the TSX Venture Exchange. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange. In addition, pending approval from the Securities and Exchange Commission, the OTC Bulletin Board will be replaced by the Bulletin Board Exchange (“BBX”), a new U.S. listed market for small companies. The BBX is currently scheduled to be launched in the fourth quarter of 2003. The BBX will have qualitative listing standards and many of the corporate governance standards required by the Nasdaq Stock Market. Once the OTC Bulletin Board ceases operations, if we have not met the BBX listing standards or have not transitioned the listing of our securities to the BBX, we might have to quote our securities on the “Pink Sheets”, which are less liquid than the OTC Bulletin Board.

In addition, our common stock is subject to certain rules and regulations relating to “penny stock” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

The price of our common stock may be volatile.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

ITEM 2.    DESCRIPTION OF PROPERTY.

We own no real property.

We lease approximately 7,989 square feet of office space in Seattle, Washington for our principal executive offices. Effective March 1, 2003, we entered into an amendment to this lease to extend the term of the lease until February 28, 2005 and to reduce the monthly rent to $6,658 per month, down from $10,985 per month.

We also lease approximately 1,100 square feet of warehouse and office space in Richmond, British Columbia for Cdn.$250 per month and on a month to month basis.

We believe the leased premises are suitable and adequate for their use. In the opinion of management, the leased premises are adequately covered by insurance.

We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is currently in dispute with Pro-Liquitech International, its primary flavor concentrate supplier, with respect to pricing, exclusivity, and other terms of and performance under the supply contract between the parties. In December 2002, Pro-Liquitech filed a request for mediation with the American Arbitration Association, which was mediated on February 14, 2003 without the parties reaching settlement. Subsequently, on February 25, 2003, Pro-Liquitech filed a request for arbitration with the American Arbitration Association claiming monetary damages, and the Company has counterclaims against Pro-Liquitech. The American Arbitration Association has not yet responded to the arbitration request and a date for arbitration has not been set. The Company believes it has strong claims against Pro-Liquitech and intends to pursue the matter vigorously. Management believes that the parties will be able to reach a mutually acceptable resolution without litigation. We believe that this dispute will not have a material adverse affect on our ability to obtain supplies of flavor concentrate when needed, or on our financial condition or results of operations.

Other than described above, the Company is not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Common Stock

Our common stock is currently quoted for trading on traded on the OTC Bulletin Board under the symbol “JSDA.OB” and in Canada on the TSX Venture Exchange under the symbol “JSD.V”.

We initiated trading of our common stock on the OTC Bulletin Board on June 23, 2000. The following table shows, for each quarter of fiscal 2002 and 2001, the high and low closing sales prices as reported by the OTC Bulletin Board and the high and low closing sale prices as reported by the TSX Venture Exchange. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board		TSX Venture Exchange
	High	Low	High	Low
2002:
Fourth quarter	$0.28	$0.17	Cdn. $ 0.40	Cdn. $ 0.28
Third quarter	$0.46	$0.22	Cdn. $ 0.65	Cdn. $ 0.36
Second quarter	$0.50	$0.38	Cdn. $ 0.75	Cdn. $ 0.55
First quarter	$0.57	$0.38	Cdn. $ 0.95	Cdn. $ 0.65

2001:
Fourth quarter	$0.81	$0.51	Cdn. $1.25	Cdn. $0.80
Third quarter	$0.86	$0.43	Cdn. $1.30	Cdn. $0.65
Second quarter	$0.73	$0.57	Cdn. $1.09	Cdn. $0.86
First quarter	$0.72	$0.31	Cdn. $1.40	Cdn. $0.90

In addition, the Nasdaq Stock Market has announced the proposed launch of the Bulletin Board Exchange (“BBX”), pending approval of the BBX from the Securities and Exchange Commission, in the fourth quarter of 2003. The BBX is designed to replace the OTC Bulletin Board. Once the BBX is approved, it is expected that the NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX and currently intend to apply for listing once the BBX has been approved. See “Risk Factors Affecting the Business of the Company.”

Holders

As of March 5, 2003, there were 19,800,596 shares of common stock issued and outstanding, held by approximately 246 holders of record.

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

Equity Compensation Plan Information

The following table gives information as of December 31, 2002, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1996 Stock Option Plan and 2002 Stock Option Plan, which are the Company’s only existing equity compensation plans. See also “Note 11 to Consolidated Financial Statements of Jones Soda Co.” included in this Report.

	(a)	(b)		(c)		(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options		No. of Shares Available for Future Issuance (1)		Total of Shares Reflected in Columns (a) & (c)
Equity Compensation Plans Approved by Shareholders(2)	2,543,500	$0.59	(3)	1,018,000	(4)	3,561,500
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A		N/A		N/A
Total	2,543,500	$0.59	(3)	1,018,000	(4)	3,561,500

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 1996 Stock Option Plan and 2002 Stock Option Plan.
(3)	The exercise prices of outstanding options granted under the 1996 Stock Option Plan are in Canadian dollars, and weighted average of those exercise prices is Cdn. $0.92. The aggregate weighted average exercise price in the table above is U.S. dollars, based on a currency exchange rate of Canadian dollars into U.S. dollars of 1:0.675476, as quoted by the Universal Currency Converter on March 18, 2003.
(4)	The 2002 Stock Option Plan initially provided for 1,500,000 shares available for issuance under the plan, with an increase of up to an additional 250,000 shares (or such lesser number as approved by the Board of Directors) on January 1 of each fiscal year during the 10-year term of the plan, beginning January 1, 2003 through and including January 1, 2012. Accordingly, as of December 31, 2002, there was a total of 1,500,000 shares available for issuance under the 2002 plan, but there is an aggregate maximum of up to 3,750,000 shares available over the 10-year life of the 2002 plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to the Company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report.

Revenue Recognition

Our products are sold to distributors and various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our distributors and customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales; there is no return policy.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction to revenue (which resulted in a reduction in revenue of approximately $470,000 for 2002 compared to a reduction in revenue of approximately $339,000 for 2001). We amortize the lump sum payment over a 2-year period, which is based on historical data of product maintenance on retail shelves for that period of time. If we used a shorter amortization period (such as 18 months), we would have recognized a greater reduction in revenue for the applicable periods; and conversely, if we used a longer amortization period (such as 3 years), this would result in a relative increase in revenue being recognized for the period.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any balance greater than 60 days since invoice. In addition, we accrue a bad debt reserve, which reserve amount is estimated as a percentage of total sales. We believe that in general bad debt reserves for others in the beverage industry represents approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. However, due to the bad debt recorded in 2001 as a result of several of our distributors filing for bankruptcy or going out of business, for 2002 we increased our bad debt reserve. For 2002, we accrued an average bad debt reserve of approximately $14,375 per month (or $172,500 for the year), which represented approximately 0.9% of our total sales. Our actual bad debt for 2002 was less than our accrued reserve and we adjusted the accrued reserve to our bad debt experience. Currently for 2003 we are accruing a bad debt reserve of $12,000 per month, the total of which would represent approximately 0.8% of our total sales for 2002. This current accrual is management’s estimation based on historical bad debt expense and is in line with industry standards. If however there was bad debt expense in excess of that which was accrued, the bad debt expense would be adjusted monthly thereafter. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, over than as a result of the bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibles or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and includes adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance of obsolescence products based on products that are over nine months from production date.

Results of Operations for the Twelve Months Ended December 31, 2002

Revenues

For the 2002 fiscal year, revenues were approximately $18,567,000, a decrease of $4,710,000, or 20.2% over the $23,277,000 in revenues for the 2001 year. Consolidated case sales for 2002 were 1,516,000 versus 1,881,000 for 2001, decrease of 19.4%. The decrease in revenues from 2001 to 2002 was primarily attributable to a decrease in sales of Jones Soda, Jones Naturals and Whoopass, partially offset by an increase in sales of Jones Energy. Management believes that the decrease in sales was primarily attributable to our strategy in 2002 of pulling out of non-core markets to focus on selling our products into four distinct regions consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. Sales declines for the most part were experienced in the U.S. Northeast and U.S. Southeast markets, which were not regions of our focus for 2002. Other factors for the decrease included the continuing effects of the bankruptcies of several of our key distributors in late 2001, including the downtime, transition costs and expenses resulting from locating replacement distributors and the initial deployment of our products in each new distributor’s network.

Revenues for the 2002 fiscal year included full year sales of Jones Energy (an energy drink that was launched in November 2001) and Jones Naturals (a non-carbonated juice and tea drink that was launched in April 2001), whereas revenues for 2001 included only partial year sales for these two product lines.

Gross Profit

For the 2002 fiscal year, gross profit was approximately $5,994,000. Gross profit decreased by $2,198,000, or 26.8% over the $8,192,000 gross profit for the 2001 year. For the comparable years, gross profit as a percentage of revenue decreased from 35.2% to 32.3%. The decrease in gross profit for the 2002 year was attributable to our decreased revenues and a one-time write down in inventory of approximately $403,000 taken in the second quarter of 2002, as well as increased costs of moving to 100% 4-pack inventory of Jones Soda Co.

The inventory write down was for old Jones Juice inventory due to the April 2002 label reconfiguration and re-launch of the product under the Jones Naturals name. Without this write-down in inventory, gross profit for 2002 would have been approximately $6,397,000, or 34.5% of revenue. Other than this specific write down for

Jones Juice product, the Company wrote down approximately $104,000 (or 4.6%) out of its gross inventory balance of $2,267,000 at December 31, 2002, compared to a write down of approximately $215,000 (or 9.1%) of the gross inventory balance of $2,365,000 at December 31, 2001.

Total Operating Expenses

Total operating expenses for the 2002 fiscal year were approximately $7,051,000. Total operating expenses decreased by $2,928,000, or 29.3% over operating expenses of $9,979,000 for the 2001 year. For the 12 months ended December 31, 2002, total operating expenses as a percentage of revenue improved to 38.0% from 42.9% over the comparable period in 2001. The decrease in total operating expenses in absolute dollars was attributable primarily to a decrease in general and administrative expenses as well as a reduction in promotion and selling expenses.

Promotion and Selling Expenses

Promotion and selling expenses for the 2002 fiscal year were approximately $4,626,000. Promotion and selling expenses decreased by $1,700,000, or 26.9% over promotion and selling expenses of $6,326,000 for the 2001 year. Promotion and selling expenses as a percentage of revenue improved to 24.9% for the 12 months ended December 31, 2002 from 27.2% over the comparable period in 2001. The decrease in promotion and selling expenses was primarily attributable to our strategy in 2002 for a lesser emphasis in non-core markets, as well as due to a decrease in distributor programs, more controlled marketing programs, and decreased salaries and wages associated with a decreased size of sales force, primarily in the Company’s non-core markets.

General and Administrative Expenses

General and administrative expenses for the 2002 fiscal year were approximately $2,424,000, compared to $3,653,000 for 2001. General and administrative expenses as a percentage of revenue improved to 13.1% for the 12 months ended December 31, 2002 from 15.7% over the comparable period in 2001. The decrease in general and administrative expenses in absolute dollars is primarily due to a decrease in certain items such as bad debt expense, total executive compensation, shareholder expense and legal fees, partially offset by increased audit fees and insurance expenses. Notably, bad debt expense for 2001 of $703,000 included $630,000 for the fourth quarter of 2001 due to the bankruptcies of several of the Company’s distributors, whereas bad debt expense for all of 2002 was only $173,000.

Other expense

We recorded other expense for the 2002 fiscal year of approximately $127,000, compared to other income of approximately $85,000 over the 2001 year. The primary reason for this change between 2002 and 2001 was that 2002 included foreign exchange losses whereas 2001 included foreign exchange gains. For the comparable periods, interest expense decreased from 2001 to 2002, due to the decreased use of the bank line of credit.

Net Loss

Net loss for the 2002 fiscal year was approximately $1,184,000 and compares to a net loss for 2001 of $1,702,000. The improvement in net loss for the comparable years was primarily due an improvement in loss from operations. In addition, net loss improved due to a much smaller bad debt expense in 2002 compared to 2001, partially offset by the write down of inventory of the old Jones Juice product of approximately $403,000 in 2002.

Liquidity and Capital Resources

The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

As of December 31, 2002, the Company had working capital of approximately $1,288,000 compared to working capital of $2,579,000 as of December 31, 2001. The decrease in working capital was primarily attributable to a significant decrease in outstanding accounts receivable, due in part to the Company’s improvements on collections, and secondarily a result of the write down of inventory in 2002.

The Company currently has in place a credit facility with Wells Fargo Business Credit that provides for a revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime +1.5% (5.75% as of December 31, 2002). The credit facility does not impose any financial covenants. As of December 31, 2002, the Company had $114,833 outstanding under the line of credit, out of a total of $970,940 available for borrowing based on eligible accounts receivable and inventory at that time. Bank indebtedness represents checks outstanding.

This credit facility with Wells Fargo Business Credit was to expire on March 22, 2003, but has recently been amended to extend the term through June 30, 2003 while the Company attempts to negotiate the terms of a new credit facility with the bank. There are no assurances that the Company will be successful in obtaining a new or extended credit facility with its existing lender. If a new or extended credit facility with the Company’s existing lender is not obtained, management believes that the Company would be able to obtain a credit facility from another lender. Management cannot predict the terms of any new or extended credit facility, either with its existing or new lender, including the interest rate or any requirement for financial covenants.

Cash and cash equivalents were $50,065 for the period ending December 31, 2002 compared to nil as of December 31, 2001. Net cash generated from operating activities was $949,264 for the 2002 fiscal year. The Company’s investing activities used $62,869 for the 2002 fiscal year primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow used in financing activities was $836,330 for the 2002 fiscal year and consisted primarily of repayment of the line of credit and capital lease obligations, as well as the purchase of escrow shares, partially offset by the proceeds from deferred revenue.

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

Investor Relations

During the fiscal year ended December 31, 2002, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

ITEM 7.    FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

The information called for by Items 9 through 12 of Part III is incorporated herein by reference from the Company’s definitive proxy statement in connection with its 2003 Annual Meeting of Shareholders.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)††	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2(3)††	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(3)††	Bottle Supply Agreement dated January 11, 2002, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)††	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(3)††	Supply Agreement dated July 6, 1999, between Urban Juice & Soda Ltd. and Pro-Liquitech International

10.6(4)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.

10.6A	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.7(4)	Loan and Security Agreement dated March 22, 2000, between Banc of America, Urban Juice & Soda Company Ltd. and Jones Soda Co. (USA) Inc.

10.7A(3)	First Amendment to Loan and Security Agreement, dated May 31, 2001, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.7B(3)	Second Amendment to Loan and Security Agreement, dated June 25, 2001, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.7C	Third Amendment to Loan and Security Agreement, dated March 7, 2003, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.8(3)	Employment Agreement with Jennifer Cue dated January 1, 1999

10.9(5)	Employment Agreement with Peter van Stolk dated April 25, 2002

10.10(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.11(6)	Jones Soda Co. 2002 Stock option plan

21.1	Subsidiaries of Jones Soda Co.

23.1	Consent of KPMG LLP

99.1	Certification by Peter van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Jennifer Cue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, Amendment No. 1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 30, 2002.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.

(b)  Reports on Form 8-K.

None

ITEM 14.     CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter M. van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ JENNIFER L. CUE Jennifer L. Cue	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ RON B. ANDERSON Ron B. Anderson	Director	March 28, 2003

/s/ WILLIAM COLLIN William Collin	Director	March 28, 2003

/s/ PETER COOPER Peter Cooper	Director and Chairman of the Board	March 28, 2003

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 28, 2003

/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 28, 2003

CERTIFICATION

I, Peter van Stolk, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Jones Soda Co.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of March 28, 2003.	By:	/s/ PETER VAN STOLK
Peter van Stolk President and Chief Executive Officer

CERTIFICATION

I, Jennifer L. Cue, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Jones Soda Co.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of March 28, 2003.	By:	/s/ JENNIFER L. CUE
Jennifer L. Cue Chief Financial Officer and Chief Operating Officer

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

AUDITORS’ REPORT

The Board of Directors and Stockholders

Jones Soda Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants

Vancouver, Canada

February 7, 2003

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$50,065	—
Accounts receivable (note 3)	932,654	2,319,469
Current portion of note receivable (note 4)	73,939	—
Inventory (note 6)	1,760,188	2,150,266
Prepaid expenses and deposits	457,582	548,968

	3,274,428	5,018,703
Note receivable, less current portion (note 4)	153,278	—
Deposits	29,464	—
Fixed assets (note 7)	539,758	666,081
Intangible assets (note 8)	106,434	138,834

	$4,103,362	$5,823,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness (note 9)	$114,833	$657,678
Accounts payable and accrued liabilities	1,765,297	1,675,691
Current portion of capital lease obligations (note 10)	56,706	56,706
Current portion of deferred revenue (note 5)	50,000	50,000

	1,986,836	2,440,075
Capital lease obligations (note 10)	13,777	63,295
Deferred revenue (note 5)	301,979	200,000

Stockholders’ equity (note 11):
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,800,596 common stock (2001—20,251,846)	11,021,231	11,269,419
Treasury stock nil shares (2001—200,000)	—	(13,333)
Additional paid-in capital	625,560	525,955
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,953,773)	(8,769,545)

	1,800,770	3,120,248

	$4,103,362	$5,823,618

Nature and continuance of operations (note 1)

Commitments	and contingencies (note 12)

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Years ended December 31,
	2002	2001	2000
Revenue	$18,566,564	$23,276,740	$18,751,455
Cost of goods sold	12,169,544	15,085,213	11,404,440
Write down of inventory (note 6)	403,384	—	—

	12,572,928	15,085,213	11,404,440

Gross profit	5,993,636	8,191,527	7,347,015
Operating expenses:
Promotion and selling	4,626,086	6,326,348	7,382,851
General and administrative (note 11(a))	2,424,454	3,652,556	2,589,005

	7,050,540	9,978,904	9,971,856

Loss from operations	(1,056,904)	(1,787,377)	(2,624,841)
Other income (expense):
Interest income (expense), net	(58,047)	(83,300)	70,205
Other income (expense)	(69,277)	163,449	58,579
Litigation settlement, net (note 16)	—	5,000	4,092,413

	(127,324)	85,149	4,221,197

Earnings (loss) for the year	$(1,184,228)	$(1,702,228)	$1,596,356

Earnings (loss) per share:
Basic	$(0.06)	$(0.09)	$0.08
Diluted	(0.06)	(0.09)	0.08

Weighted average number of common stock:
Basic	19,800,596	19,921,344	18,943,461
Diluted	19,800,596	19,921,344	19,816,279

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive Income (loss)	Total Stockholders’ equity
	Number	Amount	Number	Amount
Balance, December 31, 1999	18,754,398	$10,461,318	—	$—	$362,298	$107,752	$(8,663,673)	$—	$2,267,695
Options exercised	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	9,600	—	—	—	9,600
Warrants exercised	548,980	247,201	—	—	—	—		—	247,201
Stock-based compensation	—	—	—	—	35,557	—	—	—	35,557
Comprehensive income:
Net earnings	—	—	—	—	—	—	1,596,356	1,596,356	1,596,356

Balance, December 31, 2000	19,303,378	10,708,519	—	—	407,455	107,752	(7,067,317)	1,596,356	4,156,409
Options exercised	35,000	17,931	—	—	—	—	—	—	17,931
Warrants exercised	913,468	542,969	—	—	—	—	—	—	542,969
Stock-based compensation	—	—	—	—	118,500	—	—	—	118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—	—	(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,702,228)	(1,702,228)	(1,702,228)

Balance, December 31, 2001	20,251,846	11,269,419	(200,000)	(13,333)	525,955	107,752	(8,769,545)	(105,872)	3,120,248
Stock-based compensation
(recovery)	—	—	—	—	(118,500)	—	—	—	(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—	—	(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—	—	—
Comprehensive loss:
Loss for the period	—	—	—	—	—	—	(1,184,228)	(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)	$(1,290,100)	$1,800,770

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Earnings (loss) for the year	$(1,184,228)	$(1,702,228)	$1,596,356
Items not involving cash:
Depreciation and amortization	216,135	231,669	183,390
Loss on disposal of fixed assets	5,457	—	—
Stock-based compensation expense (recovery)	(118,500)	118,500	45,157
Changes in assets and liabilities:
Accounts receivable	1,386,815	(605,605)	(446,762)
Inventory	390,078	(255,777)	(547,114)
Deferred revenue	101,979	250,000	—
Prepaid expenses	61,922	(286,984)	(92,491)
Accounts payable and accrued liabilities	89,606	(203,289)	847,801

Net cash from (used in) operating activities	949,264	(2,453,714)	1,586,337
Cash flows from investing activities:
Purchase of fixed assets	(32,346)	(132,271)	(159,936)
Proceeds on disposal of fixed assets	800	—	—
Purchase of intangible assets	(31,323)	(55,909)	(94,235)

Net cash used in investing activities	(62,869)	(188,180)	(254,171)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(413,399)	(1,038,683)	1,165,793
Bank indebtedness	(129,446)	129,446	—
Repayment of capital lease obligations	(49,518)	(31,144)	(55,003)
Note receivable	(227,217)	—	—
Proceeds from exercise of options	—	17,931	—
Proceeds from exercise of warrants	—	542,969	247,201
Repurchase of escrow shares	(16,750)	(13,333)	—

Cash flows (used in) provided by financing activities	(836,330)	(392,814)	1,357,991

Net increase (decrease) in cash and cash equivalents	50,065	(3,034,708)	2,690,157
Cash and cash equivalents, beginning of year	—	3,034,708	344,551

Cash and cash equivalents, end of year	$50,065	$—	$3,034,708

Supplemental disclosure of non-cash financing and investing activities:
Common stock issued for compensation (recovery)	$(118,500)	$118,500	$45,157
Increase in capital lease obligations	—	29,114	102,581

Cash paid during year for:
Interest payments	$65,715	$162,933	$211,468
Income taxes	—	—	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

1.    Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink, and Whoopass Shots. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). Effective December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice reincorporated as a Washington corporation under the name Jones Soda Co. The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the year ended December 31, 2002 and 2001, the Company incurred losses $1,184,228 and $1,702,228 respectively, and generated negative cash flows from operating activities before working capital changes. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional financing and also to generate future profitable operations.

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

(b)  Use of estimates:

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas of significant estimate include the assessment of collectibility of accounts receivable, net realizable value of inventory, and valuation allowance against deferred income tax assets. Accordingly, actual results may differ from these estimates.

(c)  Foreign currency translation:

At December 31, 1999, the Company migrated its primary operations to Seattle, Washington, and subsequently the majority of the Company’s transactions are originally denominated in US dollars. Accordingly, for the years ended December 31, 2002, 2001 and 2000, the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the year ended December 31, 2002, the Company incurred a foreign exchange loss of $69,277 (2001—$163,449 gain; 2000—$58,579 gain).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

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

(g)  Intangible assets:

The Company’s intangible assets include costs associated with attaining trademarks and patents for the Company’s products and are amortized on a straight-line basis over 5 years.

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

(i)  Revenue recognition:

Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances which are recognized at the time of sale. Cash received in advance of delivery is recorded as deferred revenue in the consolidated balance sheet. Consideration paid to the customer is accounted for as a reduction in revenue (see note 2(q)).

For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

(j)  Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2002, the Company incurred research and development costs of $232 (2001- nil; 2000– nil).

(k)  Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at that date exceeds the exercise price.

SFAS No. 123, “Accounting for Stock Based Compensation”, requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions.

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for each of the years presented would have been as follows:

	2002	2001	2000
Earnings (loss):
As reported	$(1,184,228)	$(1,702,228)	$1,596,356
Pro forma	(1,255,420)	(1,717,648)	1,446,686
Basic and diluted earnings (loss) per share
As reported	(0.06)	(0.09)	0.08
Pro forma	(0.06)	(0.09)	0.07

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 2.75% (2001—4%, 2000—4% to 6.5%), and (6) an estimated volatility of 75% (2001—78%, 2000—83% to 90%).

The weighted average fair value of options granted in 2002, 2001 and 2000 was $0.06, $0.42, $0.28, respectively.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

(l)  Advertising:

The Company expenses advertising costs as incurred. During the year ended December 31, 2002, the Company incurred advertising costs of $3,389,260 (2001—$3,306,783; 2000—$3,899,368).

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

(n)  Earnings (loss) per share:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods, excluding treasury stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

(o)  Comprehensive income (loss):

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statement of Stockholders’ Equity. Comprehensive income (loss) includes earnings (loss) and foreign currency translation adjustments.

(p)  Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(q)  Recent accounting pronouncements:

In 2001, the FASB issued Emerging Issue Task Force 01-9 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 01-9”). EITF 01-9 sets out the FASB’s interpretation of United States GAAP with respect to accounting for consideration given by a vendor to a customer (including a reseller of the vendor’s products). Specifically, these types of payments are considered to be a reduction of revenue when recognized in the vendor’s income statement. The Company’s prior policies with respect to these types of payments was to characterize them as an element of promotion and selling cost. As required, the Company has adopted EITF 01-9 in 2002 and has reclassified prior periods presented for comparative purposes. For the twelve month period ended December 31, 2002, the Company reclassified $469,904 (2001—$339,171, 2000—$265,041) against revenue in accordance to EITF 01-9’s adoption principles. Adoption of EITF 01-9 had no impact on the Company’s net earnings (loss) for any period.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), that replaces FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount and fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS No. 144 which had no material effect on the Company’s financial results.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS No. 148”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. The Company has adopted the disclosure provisions of FAS No. 148 in these consolidated financial statements, as disclosed in note 2(k).

3.    Accounts receivable:

	2002	2001
Trade	$1,580,270	$2,494,848
Other	104,001	496,026
Receivable from related party	11,702	70,502
Allowance for doubtful accounts	(763,319)	(741,907)

	$932,654	$2,319,469

Supplementary information on the allowance for doubtful accounts:

	2002	2001	2000
Allowance for doubtful accounts:
Beginning of year	$741,907	$140,697	$237,578
Bad debts expense	172,500	702,909	95,948
Recoveries and other adjustments	(151,088)	(101,699)	(192,829)

End of year	$763,319	$741,907	$140,697

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

4.    Note receivable:

On September 5, 2002, the Company sold certain Licensing Rights (the “Rights”) and inventory to a third party, Energy Shots, LLC (“Energy Shots”). The Rights include the trademark, formulation, format and the concentrate of the Whoopass Energy shots product. The assets sold and their assigned values at the date of sale were as follows:

Licensing rights	$151,979
Inventory	75,238

$227,217

As consideration for the sale, the Company received a note receivable for $227,217. The note receivable bears interest at the rate of 7.5% compounded on a quarterly basis, is due on a quarterly basis in twelve installments of $18,484 (principal) and interest commencing January 5, 2003, and is guaranteed by the principal owner of Energy Shots up to a maximum of $78,267. As the Company considers the payment terms of the sale to not be fixed and determinable, the resulting gain from the sale has been deferred and will be recognized on the same basis as the repayment of the corresponding note receivable.

As a part of the agreement, Energy Shots purchased all concentrate related to the Rights from the Company at cost plus a royalty fee of $2.11 per case. At December 31, 2002, there has been no royalty revenue recorded relating to this agreement.

	2002	2001
Note receivable	$227,217	$—
Current portion of note receivable	(73,939)	—

	$153,278	$—

5.    Deferred revenue:

	2002	2001
Deferred revenue	$351,979	$250,000
Current portion of deferred revenue	(50,000)	(50,000)

	$301,979	$200,000

In 2001, the Company secured a new distributor to replace a previous distributor that went bankrupt. As part of the distribution agreement, the Company received a $250,000 non-refundable cash payment from its new distributor which was recorded as deferred revenue and is being amortized on a straight-line basis over the five years, representing management’s current best estimate of the period of imputed benefit from the initial distribution agreement. At December 31, 2002, $50,000 has been recognized in revenue.

As discussed in note 4, the Company sold certain Rights and inventory to Energy shots. The Company recorded deferred revenues of $151,979 on the sale of the Rights which is being amortized as cash payments are received on the note receivable consideration for the sale. For the year ended December 31, 2002, no revenue has been recognized.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

6.    Inventory:

	2002	2001
Finished goods	$1,200,236	$1,478,486
Raw materials	559,952	671,780

	$1,760,188	$2,150,266

On June 30, 2002, the Company recorded a write down in inventory of approximately $403,384. The write down was primarily of the Jones Juice inventory due to the label reconfiguration and re-launch of the new Jones Naturals product. The Company’s non-carbonated and tea line which was launched in 2001 was re-launched in the new label format in early 2002. The Company launched the new label product in April 2002 to have the same look and feel as the Jones Soda brand.

7.    Fixed assets:

	2002	2001
Automotive	$83,848	$115,835
Equipment	845,066	815,402
Office and computer equipment	548,967	546,573

	1,477,881	1,477,810
Accumulated depreciation	(938,123)	(811,729)

	$539,758	$666,081

Included in fixed assets are assets under capital leases with a net book value of $140,582 (2001—$190,015).

8.    Intangible assets:

	2002	2001
Trademarks and patents	$304,792	$273,469
Accumulated amortization	(198,358)	(134,635)

	$106,434	$138,834

9.    Bank indebtedness:

	2002	2001
Bank indebtedness	$—	$129,446
Line of credit	114,833	528,232

	$114,833	$657,678

At December 31, 2002, the Company has a $3,000,000 bank line expiring March 22, 2003. Borrowings under the line bear interest at the prime rate plus 1.5% (5.75% at December 31, 2002).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

10.    Capital lease obligations:

The Company’s scheduled payments, including interest at 9.25%, at December 31, 2002 are as follows:

2003	56,706
2004	13,777

$70,483

11.    Stockholders’ equity:

(a)  Stock options:

In 1996, the Company adopted a stock option plan (the Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire up to 15% of the Company’s issued and outstanding common stock.

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

Where options issued after January 18, 2001 have an exercise price in currency that is not either the (a) functional currency of the Company of (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

During the year ended December 31, 2001, the Company granted options in Canadian dollars when the functional currency of the Company and the currency in which employees are paid is the US dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

For the year ended December 31, 2002, the Company granted all options in US dollars. Included in general and administrative expenses for 2002 is stock-based compensation (recovery) of $(118,500) (2001—$118,500; 2000—$35,557).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balances at December 31, 1999	2,185,500	$0.66	$0.95
Options granted	258,500	1.05	1.57
Options cancelled	(375,000)	(1.00)	(1.50)

Balances at December 31, 2000	2,069,000	0.68	1.02
Options granted	437,000	0.60	0.95
Options exercised	(35,000)	(0.51)	(0.81)
Options cancelled	(170,500)	(0.69)	(1.10)

Balances at December 31, 2001	2,300,500	0.63	1.00
Options granted	482,000	0.49	0.77
Options cancelled	(239,000)	(0.84)	(1.33)

Balances at December 31, 2002	2,543,500	$0.59	$0.92

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2002:

	Number outstanding	Weighted Average Remaining Contractual life	Weighted average exercise price		Number exercisable	Weighted average exercise prices
Range of exercise			US	CDN		US	CDN
$0.46 to $0.51	852,000	2.9	$0.49	$0.76	611,000	$0.48	$0.76
$0.54 to $0.64	1,239,500	1.3	0.61	0.95	1,234,250	0.61	0.95
$0.67 to $0.73	452,000	0.4	0.72	1.14	452,000	0.72	1.14

	2,543,500		$0.59	$0.92	2,297,250	$0.59	$0.92

(b)  Brokers’ warrants:

In connection with the issuances of common stock in 1997, 1998 and 1999, the Company issued, to the brokers, warrants to purchase shares of the Company’s common stock, with exercise prices ranging from $0.42 to $0.62 per share, expiring June 18, 2000 to May 4, 2001. During the year ended December 31, 2001, warrants were exercised to purchase 75,450 shares of common stock. The remaining warrants expired May 4, 2001. The warrants were recorded on issuance at their estimated fair market value (FMV) as a share issuance cost.

(c)  Warrants:

In March, 2000, the Company issued 25,000 warrants in connection with the provision of a $3,000,000 line of credit. The warrants had an exercise price of $0.85 and expired on March 22, 2002. All of these warrants expired unexercised in 2002.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

12.    Commitments and contingencies:

The Company has lease commitments for office and warehouse premises expiring on February 28, 2003. The agreements require base rental payments from January 1, 2003 to February 28, 2003 of $21,970. The Company has renegotiated an extension of the office lease for a further 2-year term requiring rental payments of $6,658 per month. During the year ended December 31, 2002, the Company incurred rental expenses of $160,517 (2001—$196,800; 2000—$111,735).

On February 25, 2003, the Company received a Notice of Request for arbitration from a supplier with regards to a pricing dispute. The Company does not expect that the results of the claims will have a material adverse effect on the Company’s financial condition or results of operations.

13.    Income taxes:

US and Canadian components of income (loss) before income taxes were:

	2002	2001	2000
US	$(1,325,539)	$(1,960,800)	$1,559,745
Canadian	141,311	258,572	36,611

	$(1,184,228)	$(1,702,228)	$1,596,356

Income tax expense attributable to income (loss) before taxes was nil for years ended December 31, 2002, 2001 and 2000 by applying the US federal income tax rate of 35% (Canadian federal income tax rates for 2002, 2001 and 2000 are 39.62%, 44.62% and 45.62% respectively).

	2002	2001	2000
Computed “expected” tax expense	$(407,951)	$(595,780)	$562,606
Increase (reduction) in income taxes resulting from:
Non-taxable litigation settlement	—	—	(1,562,710)
Other permanent differences	11,332	14,571	41,450
Losses deferred to future periods	481,496	602,643	1,006,374
Other, net	(84,877)	(21,434)	(47,720)

	$—	$—	$—

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

The Company’s deferred tax expense was nil for the years ended December 31, 2002, 2001 and 2000 respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, in the Company’s two tax jurisdictions, are presented below:

United States:

	2002	2001
Loss carryforwards	$2,468,657	$1,996,297
Fixed assets	(51,724)	17,115
Intangible assets	551,669	569,286
Other	212,113	(42,000)

	3,180,715	2,540,698
Valuation allowance	(3,180,715)	(2,540,698)

Net deferred tax asset	$—	$—

Canadian (in Canadian dollars):

	2002	2001
Loss carryforwards	$482,411	$561,577
Fixed assets	280,755	170,207
Intangible assets	(61,865)	(24,866)

	701,301	706,918
Valuation allowance	(701,301)	(706,918)

Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at December 31, 2002, the Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full valuation allowance.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $7,053,307 in the US, which are available to offset future federal taxable income, if any.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

The net operating loss carryforwards expire as follows:

2011	$274,992
2012	205,277
2018	487,515
2019	465,535
2020	2,548,550
2021	1,644,360
2022	1,427,078

$7,053,307

In Canada, net operating loss carryforwards of $1,354,327 (in Canadian dollars) are available to offset future federal taxable income, if any.

The net operating loss carryforwards expire as follows:

2004	$196,473
2005	1,136,402
2006	2,378
2007	19,074

$1,354,327

14.    Segmented information and export sales:

The Company operates in one industry segment, with operations in both the United States and Canada. During the year ended December 31, 2002 sales in Canada were approximately $2,610,726 (2001—$3,597,209; 2000—$3,164,033). Sales in the United States were approximately $15,955,838 (2001—$19,556,742; 2000—$15,441,412). Sales in the United Kingdom were approximately nil (2001— $122,789; 2000—$146,010). Sales have been assigned to geographic locations based on the location of customers.

As at December 31, 2002, the net book value of long-lived assets held in the United States was $441,134 (2001—$375,843). The net book value of long-lived assets held in Canada was $98,624 (2001—$290,236).

15.    Financial instruments:

(a)  Fair values:

As at December 31, 2002, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

(b)  Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 82% (2001—85%; 2000—83%) while customers in Canada represent 18% (2001—15%; 2000—17%) of year end accounts receivable balances. No single customer represents in excess of 10% of revenues for the years ended December 31, 2002, 2001 and 2000.

16.    Litigation settlement:

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