Form 10QSB
period 2003-03-31
JONES SODA CO
filed 2003-05-14
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission File Number 0-28820

JONES SODA CO.
(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

234 9th Avenue North Seattle, Washington 98109	(206) 624-3357
(Address of principal executive office)	(Registrant’s telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

As of March 31, 2003, the issuer had 19,800,596 shares of common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes  ☐     No  ☒

JONES SODA CO.
FORM 10-QSB

Index			Page

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements
	a)	Interim Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	b)	Interim Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	4
	c)	Interim Consolidated Statement of Stockholder’s Equity and Comprehensive Loss for the three months ended March 31, 2003 and years ended December 31, 2002 and 2001	5
	d)	Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	7
	e)	Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation		14

Item 3	Controls and Procedures		21

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings		21

Item 6	Exhibits and Reports on Form 8-K		21

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES
 Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)

March 31, 2003 with comparative figures for December 31, 2002

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$50,065
Accounts receivable	1,849,882	932,654
Current portion of note receivable	75,234	73,939
Inventory (note 3)	1,420,491	1,760,188
Prepaid expenses	335,437	457,582

	3,681,044	3,274,428
Note receivable	130,726	153,278
Deposit	29,464	29,464
Fixed assets	525,445	539,758
Intangible assets	99,959	106,434

	$4,466,638	$4,103,362

Liabilities and Stockholders’ Equity
Current liabilities:
Bank indebtedness (note 4)	$232,717	$114,833
Accounts payable and accrued liabilities	2,102,449	1,765,297
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	51,295	50,000

	2,443,167	1,986,836
Capital lease obligations, less current portion	2,740	13,777
Deferred revenue	292,043	301,979
Stockholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,800,956 common shares (2002 – 19,800,956)	11,021,231	11,021,231
Additional paid-in capital	625,560	625,560
Accumulated other comprehensive income	107,752	107,752
Deficit	(10,025,855)	(9,953,773)

	1,728,688	1,800,770

	$4,466,638	$4,103,362

Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

Three months ended March 31, 2003 and 2002

	2003	2002

Revenue	$3,860,620	$3,973,554
Cost of goods sold	2,569,854	2,541,449

Gross profit	1,290,766	1,432,105
Operating expenses:
Promotion and selling	862,425	1,106,833
General and administrative	478,187	647,806

	1,340,612	1,754,639

Loss from operations	(49,846)	(322,534)
Other income (expense):
Interest expense	(28,169)	(13,750)
Other income	5,933	20,709

	(22,236)	6,959

Loss for the period	$(72,082)	$(315,575)

Loss per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of common stock:
Basic and diluted	19,800,596	20,251,846

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(Expressed in U.S. dollars)

 Three months ended March 31, 2003 (Unaudited)
Years ended December 31, 2002 and 2001

					Additional	Accumulated other			Total
	Common stock		Treasury stock		paid-in	comprehensive	Accumulated	Comprehensive	stockholder’s
	Number	Amount	Number	Amount	capital	income (loss)	deficit	income (loss)	equity

Balance, December 31, 2000	19,303,378	$10,718,519	—	$—	$407,455	$107,752	$(7,067,317)	$1,596,356	$4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)
Total comprehensive income

Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248
Stock-based compensation
(recovery)	—	—	—	—	(118,500)	—	—	—	(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—	—	(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—	—	—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,184,228)	(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)		$1,800,770
Comprehensive loss:
Loss for the period	—	—	—	—	—	—	(72,082)	(72,082)	(72,082)

Balance, March 31, 2003	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(10,025,855)		$1,728,688

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

     Three months ended March 31, 2003 and 2002

	2003	2002

Cash flows from (used in) operating activities:
Loss for the period	$(72,082)	$(315,575)
Items not involving cash:
Depreciation and amortization	39,107	45,288
Changes in assets and liabilities:
Accounts receivable	(917,228)	271,878
Note receivable	21,257	—
Inventory	339,697	(458,179)
Prepaid expenses	122,145	28,780
Accounts payable and accrued liabilities	337,152	664,919

Net cash from (used in) operating activities	(129,952)	237,111
Cash flows used in investing activities:
Purchase of fixed assets	(14,572)	(12,784)
Purchase of intangible assets	(3,747)	(9,938)

Net cash used in investing activities	(18,319)	(22,722)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	79,958	(347,464)
Bank indebtedness	37,926	160,448
Repayment of capital lease obligations	(11,037)	(14,873)
Deferred revenue	(8,641)	(12,500)
Proceeds from exercise of options	—	—

Cash flows provided by (used in) financing activities	98,206	(214,389)

Net decrease in cash and cash equivalents	(50,065)	—
Cash and cash equivalents, beginning of year	50,065	—

Cash and cash equivalents, end of period	$—	$—
Supplemental information:
Cash paid during year for:
Interest payments	$28,169	$13,753

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES
 Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
Unaudited – Prepared by Management

Three months ended March 31, 2003

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

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the three month period ended March 31, 2003, the Company incurred a loss of $72,082 and generated negative cash flows from operating activities. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional financing and its ability to generate future profitable operations.

2.	Significant accounting policies:

(a) Basis of presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

JONES SODA CO. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
Unaudited – Prepared by Management

Three months ended March 31, 2003

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

At December 31, 1999, the Company migrated its primary operations to Seattle, Washington, and subsequently the majority of the Company’s transactions are originally denominated in US dollars. Accordingly, for the years ended December 31, 2002, 2001 and 2000, the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended March 31, 2003, the Company incurred a foreign exchange gain of $5,933 (2002 - $20,709 gain).

(d)	Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at purchase of three months or less to be cash equivalents.

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
Unaudited – Prepared by Management

Three months ended March 31, 2003

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

Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances which are recognized at the time of sale. Cash received in advance of delivery is recorded as deferred revenue in the consolidated balance sheet. Consideration paid to the customer is accounted for as a reduction in revenue.

For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the period ended March 31, 2003, the Company incurred research and development costs of $nil (2002- nil).

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
Unaudited – Prepared by Management

Three months ended March 31, 2003

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for each of the three-month periods ended March 31 are presented as follows:

	2003	2002

Earnings (loss):
As reported	$(72,082)	$(315,575)
Pro forma	(80,532)	(321,398)
Basic and diluted earnings (loss) per share
As reported	(0.00)	(0.02)
Pro forma	(0.00)	(0.02)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.51% (2002 – 3.75%), and (6) an estimated volatility of 76% (2002 – 75%)

The weighted average fair value of options granted in the first quarter 2003 was $0.36 (2002 no options were granted) respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the three-month period ended March 31, 2003, the Company incurred advertising costs of $628,320 (2002 - $804,199).

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
Unaudited – Prepared by Management

Three months ended March 31, 2003

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

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.     Inventory:

	March 31
	2003	2002

Finished goods	$631,467	$1,200,236
Raw materials	789,024	559,952

	$1,420,491	$1,760,188

JONES SODA CO. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
Unaudited – Prepared by Management

Three months ended March 31, 2003

4.	Bank indebtedness:

	March 31
	2003	2002

Bank indebtedness	$37,926	$—
Line of credit	194,791	114,833

	$232,717	$114,833

The Company has a $ 3,000,000 bank line which expired on March 22, 2003. A temporary extension to June 30, 2003 was granted, and a new bank line is being negotiated. Borrowings under the line bear interest at the prime rate plus 1.5% (5.75% at March 31, 2003).

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in both the United States and Canada. During the three-month periods ended March 31, 2003 sales in the United States were approximately $3,422,324 (2002 - $3,391,827); sales in Canada were approximately $438,296 (2002 - $581,727).

6.	Loss per share:

The computation for basic and diluted earnings per share are as follows:

	March 31
	2003	2002
Loss for the period	$(72,082)	$(315,575)
Weighted average number of common stock outstanding:
Outstanding March 31, 2003	19,800,596	20,251,846
Basic and diluted	19,800,596	20,251,846
Loss per share:
Basic and diluted	$(0.00)	$(0.02)

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The matters discussed in this Report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Generally, words such as “anticipate,” “believe,” “estimate,” “intend,” “may,” “could,” “will,” “expect,” “project,” “plan” and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, and/or the Company’s existing credit facility, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of Section 27.A of the Securities Act of 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Other Factors that May Affect Operating Results” as well as those discussed elsewhere in this report, and the risks discussed in the Company’s most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by the Company from time to time which attempt to advise interested parties of the risks and factors that may affect the Company’s business. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition.     Our products are sold to distributors and various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our distributors and customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales; there is no return policy.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction to revenue (which resulted in a reduction in revenue of approximately $118,000 for the first three months of fiscal 2003 compared to a reduction in revenue of approximately $100,000 for the comparable period in fiscal 2002). We amortize the lump sum payment over a two-year period, which is based on historical data of product maintenance on retail shelves for that period of time. If we used a shorter amortization period (such as 18 months), we would have recognized a greater reduction in revenue for the applicable periods; and conversely, if we used a longer amortization period (such as three years), this would result in a relative increase in revenue being recognized for the period.

Allowance for Doubtful Accounts; Bad Debt Reserve.     Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any balance greater than 60 days since invoice. In addition, we accrue a bad debt reserve, which is estimated as a percentage of total sales. We believe that in general bad debt reserves for others in the beverage industry represents approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. However, due to the bad debt recorded in 2001 as a result of several of our distributors filing for bankruptcy or going out of business, for 2002 we increased our bad debt reserve. For 2002, we accrued an average bad debt reserve of approximately $14,375 per month (or $172,500 for the year), which represented approximately 0.9% of our total sales. Our actual bad debt for 2002 was less than our accrued reserve and we adjusted the accrued reserve to our bad debt experience. Currently for 2003 we are accruing a bad debt reserve of $12,000 per month, the total of which would represent approximately 0.8% of our total sales for 2002. This current accrual is management’s estimation based on historical bad debt expense and is in line with industry standards. If however there was bad debt expense in excess of that which was accrued, the bad debt expense would be adjusted monthly thereafter. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of the bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibles or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory.     We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and includes adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance of obsolescence products based on products that are over nine months from production date.

Results of Operations for the Three Months Ended March 31, 2003
(Expressed in U.S. Dollars)

Revenues

For the three months ended March 31, 2003, revenues were approximately $3,860,000, a decrease of $114,000, or 2.9% over the $3,974,000 in revenues for the three months ended March 31, 2002. The decrease in revenues during the three months ended March 31, 2003 from the comparable period in 2002 was primarily attributable to a slight decrease in sales of Jones Soda and Whoopass, partially offset by an increase in sales of Jones Naturals and Jones Energy. Consolidated case sales for the first quarter of 2003 were 308,000, a decrease of 4% over case sales of 322,000 for the first quarter of 2002. However, case volume for February and March 2003 improved over the case volumes of February and March 2002, which management believes may reflect a positive trend of increasing case sales for future quarters of fiscal 2003.

Management believes that the overall decrease in sales was primarily attributable to its strategy in 2002 of pulling out of non-core markets to focus selling its products into four distinct regions consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. Sales declines in the comparable three month periods for the most part were experienced in the U.S. Northeast and U.S. Southeast markets, which were not regions of our focus for the first quarter of 2003. These sales declines were partially offset by increased sales in the comparable quarters in the U.S. Northwest and certain of the Company’s core markets. Revenues for Jones Naturals increased primarily due to the addition of a new direct retail account with Barnes & Noble, in which the Company will be selling its Jones Naturals directly to Barnes & Noble pursuant to a three-year distribution agreement. Beginning in February 2003, the Company began distributing five flavors of its Jones Naturals line in 505 Barnes & Noble existing café stores, with a sixth flavor to be added in the second quarter of this year. In addition, in April 2003, the Company began distributing Jones Naturals into its Western Canada market, which may result in improvements in sales for the second quarter of fiscal 2003.

Gross Profit

For the three-month period ended March 31, 2003, gross profit was approximately $1,291,000 and a decrease of approximately $141,000, or 9.8% versus the $1,432,000 in gross profit for the three months ended March 31, 2002. The decrease in gross profit was attributable to decreased revenues as well as lower gross margins on Jones Soda and Jones Energy, partially offset by a higher gross margin on Jones Naturals. For the three-month period ended March 31, 2003, gross profit as a percentage of revenue decreased from 36.0% to 33.4%. The decrease in gross profit and gross profit as a percentage of revenue was attributable to a higher cost of product on Jones Soda due to a larger percentage of the mix sold in 4-packs (compared to the single serve format used for the first quarter of fiscal 2002) and a larger percentage of the Jones Energy product sold in the 16 ounce format, which has a lower gross margin than the Jones Energy 8.4 ounce format. This was however partially offset by a higher gross margin on Jones Naturals.

Total Operating Expenses

Total operating expenses for the three-month period ended March 31, 2003 were approximately $1,341,000. Total operating expenses decreased by $414,000, or 23.6%, versus operating expenses of $1,755,000 for the three months ended March 31, 2002. For the three-month period ended March 31, 2003, total operating expenses as a percentage of revenue decreased to 34.7% from 44.2% over the comparable period in 2002. The decrease in total operating expenses in absolute dollars was attributable to both a reduction in promotion and selling expenses as well as a reduction in general and administrative expenses.

Promotion and Selling Expenses

Promotion and selling expenses for the three month period ended March 31, 2003 were approximately $862,000 and a decrease of $245,000, or 22.1% versus promotion and selling expenses of $1,107,000 for the three months ended March 31, 2002. Promotion and selling expenses as a percentage of revenue decreased to 22.3% for the three months ended March 31, 2003 from 27.9% over the comparable period in 2002. The decrease in promotion and selling expenses was primarily attributable to a decrease in distributor programs associated with a more focused plan of spending on distributors, more controlled marketing programs as well as decreased salaries and wages associated with a decreased size of sales force, primarily in the Company’s non-focus markets. The reduction in sales expenses also reflects the variable nature of the Company’s sales compensation structure implemented in the first quarter of fiscal 2003.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2003 were approximately $478,000 and a decrease of $170,000 or 26.2% from the comparable period in 2002. General and administrative expenses as a percentage of revenue decreased to 12.4% for the three months ended March 31, 2003 from 16.3% over the comparable period in 2002. The decrease in general and administrative expenses in absolute dollars is primarily due to primarily to a decrease in executive salaries and rent as well as reversal of $50,000 in bad debt expenses, partially offset by an increase in legal fees and insurance. In addition, general and administrative expenses for the first quarter of fiscal 2002 included executive compensation for the former Chief Operating Officer and former Executive Chairman, for which no compensation expenses were paid in the first quarter of 2003.

Other expenses

Other expense for the three-month period ended March 31, 2003 was approximately $22,000, compared to other income of approximately $7,000 in the comparable period in 2002. Other expense in 2003 primarily includes accrued interest expense which was accrued despite the low use of the line of credit due to the minimum borrowing requirement. This expense was partially offset by other income in 2003 of foreign exchange gains. However, for the comparable quarters, income from foreign exchange gains decreased from $21,000 in 2002 to $6,000 in 2003.

Net Loss

Net loss for the three-month period ended March 31, 2003 was approximately $72,000 and compares to a net loss for the comparable period in 2002 of $316,000. The improvement in net loss for the comparable three-month periods was due primarily to an improvement in loss from operations, a result of a reduction in total expenses of 26.2% compared to a much lower reduction in revenue of 2.9% and reduction in gross profit of 9.8% for the period.

Liquidity and Capital Resources

The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

As of March 31, 2003, the Company had working capital of approximately $1,238,000 compared to working capital of $1,286,000 as at December 31, 2002. The slight decrease in working capital was primarily attributable to the reduction in inventory due to increasing sales and improved inventory turnover.

The Company currently has in place a credit facility with Wells Fargo Business Credit that provides for a revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at a rate of Prime +1.5% (5.75% as of March 31, 2003). The credit facility does not impose any financial covenants. This credit facility was extended to June 30, 2003, while the Company negotiates a new line of credit. As of March 31, 2003, the Company had $232,717 outstanding under the line of credit, out of a total of $1,593,111 available for borrowing based on eligible accounts receivable and inventory at that time. Bank indebtedness represents checks outstanding.

Cash and cash equivalents were nil for the period ending March 31, 2003 compared to $50,065 as of December 31, 2002. Net cash used in operating activities was $130,000 for the three months ended March 31, 2003. A portion of the cash used in operating activities was a result of an extraordinary receivable of $108,000 from one of the Company’s suppliers for damages to product and which is anticipated to be received during the period ending June 30, 2003. The Company’s investing activities used $18,000 for the three months ended March 31, 2003 primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow provided by financing activities was $98,000 for the three months ended March 31, 2003 and consisted primarily of borrowing under the line of credit, partially offset by the repayment of capital lease obligations.

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

Due to these and other factors, the Company’s results of operations have fluctuated from period to period. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Like many other companies in the beverage industry, the Company generates a substantial percentage of its revenues during the warm weather months of April through September. Management believes that the demand for the Company’s products will continue to reflect such seasonal consumption patterns. While the Company looks to expand its distribution network and increase market penetration, however, such seasonality may not be easily discernible from results of operations. Due to all of the foregoing factors, the Company’s operating results in a particular quarter may fail to meet market expectations.

Other Factors that May Affect Operating Results

The Company’s operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of the Company’s third party distributors to successfully promote and sell the Company’s products;

•	the Company’s ability to (i) develop expand and improve distribution channels, (ii) develop favorable arrangements with third party distributors of the Company’s products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of the Company’s products in each new distributor’s network;

•	the Company’s ability to develop and implement its direct-to-retail sales channels, as well as its “yourjones” and “myjones” programs;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company’s products that they are carrying at any time;

•	competitive products and pricing pressures and the Company’s ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	the Company’s ability to generate sufficient cash flows to support general operating activities and capital expansion, and its ability to operate profitably;

•	the availability of financing, whether on terms acceptable to the Company or at all, including the terms and/or availability of the Company’s credit facility and the actions of its creditors;

•	the Company’s ability to develop and maintain favorable arrangements with third party suppliers of raw materials and packers for the Company’s products, including the outcome of the arbitration proceeding involving Pro-Liquitech (see “Legal Proceedings” below);

•	the Company’s ability to effectively manage changes in key personnel or management;

•	the Company’s ability to develop and maintain brand awareness for its products;

•	the Company’s success in introducing new products to the market and the market’s acceptance of the new products (such as the launch of the new 16-ounce Jones Energy drink, and the introduction of Jones Naturals in Western Canada);

•	the Company’s ability to comply with federal, state and provincial laws and regulations and any changes or amendments thereon, and the cost and effect of such compliance;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	the Company’s ability to penetrate new markets;

•	the effectiveness of the Company’s advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for the Company’s products.

Investor Relations

During the period ending March 31, 2003, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company’s corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

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

PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings

The Company is currently in dispute with Pro-Liquitech International, its primary flavor concentrate supplier, with respect to pricing, exclusivity, and other terms of and performance under the supply contract between the parties. In February 2003, Pro-Liquitech filed a request for arbitration with the American Arbitration Association claiming monetary damages, and the Company has counterclaims against Pro-Liquitech. The parties have submitted requests for arbitrators, although a date for arbitration has not been set. The Company believes it has strong claims against Pro-Liquitech and intends to pursue the matter vigorously. Management believes that this dispute will not have a material adverse effect on the Company’s ability to obtain supplies of flavor concentrate as and when needed, or on its financial condition or results of operations.

Other than described above, the Company is not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 6.      Exhibits and Reports on Form 8-K

(a) Exhibits:

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

May 14, 2003
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

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of 14, May, 2003.
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

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated as of 14, May, 2003.
/s/ JENNIFER L. CUE

Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer