Form 10QSB
period 2003-06-30
JONES SODA CO
filed 2003-08-11
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of June 30, 2003, the issuer had 19,800,596 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

JONES SODA CO.

FORM 10-QSB

Index		Page

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Interim Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

	b) Interim Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002	4

	c) Interim Consolidated Statements of Stockholder’s Equity and Comprehensive Income (loss) for the six months ended June 30, 2003 and years ended December 31, 2002 and 2001	5

	d) Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6

	e) Notes to Interim Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 4	Submission of Matters to a Vote of Shareholders	21

Item 5	Other Information	22

Item 6	Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

June 30, 2003 with comparative figures for December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$221,038	$50,065
Accounts receivable	2,282,160	932,654
Current portion of note receivable	73,939	73,939
Inventory (note 3)	2,423,463	1,760,188
Prepaid expenses	353,205	457,582

	5,353,805	3,274,428
Note receivable	113,251	153,278
Deposit	29,464	29,464
Fixed assets	553,101	539,758
Intangible assets	91,996	106,434

	$6,141,617	$4,103,362

Liabilities and Stockholders’ Equity
Current liabilities:
Bank indebtedness (note 4)	$—	$114,833
Accounts payable and accrued liabilities	3,615,537	1,765,297
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	50,000	50,000

	3,722,243	1,986,836
Capital lease obligations, less current portion	24,996	13,777
Deferred revenue	284,314	301,979
Stockholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,800,596 common shares (2002 – 19,800,596)	11,021,231	11,021,231
Additional paid-in capital	688,644	625,560
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,707,563)	(9,953,773)

	2,110,064	1,800,770

	$6,141,617	$4,103,362

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and six months ended June 30, 2003 and 2002

	Six months ended June 30, 2003	Three months ended June 30, 2003	Six months ended June 30, 2002	Three months ended June 30, 2002
Revenue	$10,083,436	$6,222,816	$9,814,494	$5,840,940
Cost of goods sold	6,476,784	3,906,930	6,349,882	3,808,442
Write down of inventory	—	—	428,172	428,172

	6,476,784	3,906,930	6,778,054	4,236,614

Gross profit	3,606,652	2,315,886	3,036,440	1,604,326
Operating expenses:
Promotion and selling	2,317,518	1,454,628	2,503,204	1,412,882
General and administrative	993,360	515,639	1,340,029	675,712
Non cash stock compensation	63,084	63,084	—	—

	3,373,962	2,033,351	3,843,233	2,088,594

Earnings (loss) from operations	232,690	282,535	(806,793)	(484,268)
Other income (expense):
Interest income (expense), net	34,007	62,176	(24,327)	(10,577)
Other expense	(20,487)	(26,419)	(3,134)	(23,842)

	13,520	35,757	(27,461)	(34,419)

Earnings (loss) for the period	$246,210	$318,292	$(834,254)	$(518,687)

Earnings (loss) per share, basic	$0.01	$0.02	$(0.04)	$(0.03)
Earnings (loss) per share, diluted	0.01	0.02	(0.04)	(0.03)

Weighted average common stock, basic	19,800,596	19,800,596	19,925,527	19,800,596
Weighted average common stock, diluted	19,897,943	19,977,511	19,925,527	19,800,596

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss)

(Expressed in U.S. dollars)

Six	months ended June 30, 2003 (Unaudited)

Years ended December 31, 2002 and 2001

	Common stock		Reacquired Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Total stockholders’ equity
	Number	Amount	Number	Amount
Balance, December 31, 2000	19,303,378	$10,708,519	—	$—	$407,455	$107,752	$(7,067,317)		$4,156,409
Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)

Total comprehensive income

Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248
Stock-based compensation
(recovery)	—	—	—	—	(118,500)	—	—		(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—		(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—		—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,184,228)	$(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)		$1,800,770
Comprehensive Income:
Stock-based compensation	—	—	—	—	63,084	—	—		63,084
Earnings for the period	—	—	—	—	—	—	246,210	$246,210	246,210

Balance, June 30, 2003	19,800,596	$11,021,231	—	$—	$688,644	$107,752	$(9,707,563)		$2,110,064

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Six months ended June 30, 2003 and 2002

	2003	2002
Cash flows from (used in) operating activities:
Earnings (Loss) for the period	$246,210	$(834,254)
Items not involving cash:
Depreciation and amortization	79,245	90,966
Non cash stock compensation	63,084	—
Write down of inventory	—	428,172
Changes in assets and liabilities:
Accounts receivable	(1,349,506)	(190,700)
Inventory	(663,275)	(975,435)
Prepaid expenses	104,377	(32,103)
Accounts payable and accrued liabilities	1,850,240	1,347,638

Net cash from (used in) from operating activities	330,375	(165,716)

Cash flows used in investing activities:
Purchase of fixed assets	(71,963)	(25,976)
Purchase of intangible assets	(6,817)	(17,439)

Net cash used in investing activities	(78,150)	(43,415)

Cash flows from (used in) financing activities:
Net borrowing (repayment) under line of credit	(114,833)	114,731
Bank indebtedness	—	164,039
Net borrowing (repayment) of capital lease obligations	11,219	(27,889)
Note receivable	40,027	—
Deferred revenue	(17,665)	(25,000)
Proceeds from exercise of options	—	—
Repurchase of escrow shares	—	(16,750)

Cash flows (used in) financing activities	(81,252)	209,131

Net increase in cash and cash equivalents	170,973	—
Cash and cash equivalents, beginning of year	50,065	—

Cash and cash equivalents, end of period	$221,038	$—

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	63,084	—
Increase in capital lease obligation	40,740	—
Cash paid during year for:
Interest received (payments)	$10,000	$(24,359)

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Six months ended June 30, 2003

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

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the six month period ended June 30, 2003, the Company had net earnings of $246,210 and generated positive cash flows from operating activities. However, the Company’s ability to continue as a going concern may be dependent upon its ability to raise additional financing and its ability to generate future profitable operations.

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

Six months ended June 30, 2003

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

At December 31, 1999, the Company migrated its primary operations to Seattle, Washington, and subsequently the majority of the Company’s transactions are originally denominated in US dollars. Accordingly, for the years ended December 31, 2002, 2001 and 2000, the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the period ended June 30, 2003, the Company incurred a foreign exchange loss of $20,487 (2002 – $3,134 loss).

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

Six months ended June 30, 2003

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

In November 2002, the Financial Accounting Standards Board in the United States issued Emerging Issue Task Force 00-21 (“EITF 00-21”). EITF 00-21, which, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair value to separate account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence if their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 with respect to revenue arrangements dated on or after July 1, 2003 are not expected to impact the Company’s financial condition or result of operations.

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the period ended June 30, 2003, the Company incurred research and development costs of $ nil (2002 – $232).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Six months ended June 30, 2003

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for each of the three and six month periods ended June 30, 2003 are presented as follows:

	Three months ended June 30, 2003	Six months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2002
Earnings (loss):
As reported	$318,292	$246,210	$(518,687)	$(834,254)
Pro forma	250,794	170,261	(549,381)	(870,779)
Basic earnings (loss) per share
As reported	0.02	0.01	(0.03)	(0.04)
Pro forma	0.01	0.01	(0.03)	(0.04)
Fully diluted earnings (loss) per share
As reported	0.02	0.01	(0.03)	(0.04)
Pro forma	0.01	0.01	(0.03)	(0.04)

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Six months ended June 30, 2003

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.51% (2002 – 3.75%), and (6) an estimated volatility of 78% (2002 – 75%)

The weighted average fair value of options granted in the second quarter 2003 was $0.30 (2002 was $0.51).

The Company accounts for stock based compensation associated with employee awards with variable terms in accordance with the provisions of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). Under FIN 28, awards under stock compensation plans with variable exercise prices require variable accounting from the date of grant to the date the award is forfeited, exercised or expires unexercised. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period over the exercise price of the options, be expensed as non-cash stock based compensation expense. Any increase in the intrinsic earnings will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

As at June 30, 2003, 317,500 options awards were outstanding with variable exercise prices. Incremental stock based compensation recognized during the six month period ended June 30, 2003 for employee awards subject to variable accounting totaled $59,035.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the six-month period ended June 30, 2003, the Company incurred advertising costs of $1,153,944 (2002 – $1,104,888).

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

Six months ended June 30, 2003

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

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	June 30 2003	December 31 2002
Finished goods	$1,729,360	$1,200,236
Raw materials	694,103	559,952

	$2,423,463	$1,760,188

4.	Bank indebtedness:

The Company had a $3,000,000 bank line with Wells Fargo Business Credit that expired on March 22, 2003. A temporary extension to June 30, 2003 was granted, and this line of credit was paid out on May 29, 2003. At December 30, 2002 $114,833 was drawn under this line of credit.

On May 14, 2003, a credit facility was granted to the Company by Capco Financial Company, a division of Cupertino Bank, consisting of one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including account receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 4% (8% at June 30, 2003). The credit facility does not impose any financial covenants. As of June 30, 2003, the Company had $Nil outstanding

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Six months ended June 30, 2003

under the line of credit, out of total of $1,946,498 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, part of the agreement all payments received on account receivable are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit the payment received by Capco are subject to a 3 day hold to allow for the application of funds. As of June 30, 2003, all amounts included in cash and cash equivalents are subject to this 3 day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam and Bermuda. During the six-month periods ended June 30, 2003 sales in the United States were approximately $8,856,523 (2002 – $8,401,244); sales in Canada were approximately $1,171,454 (2002 – $1,413,250), and sales in Guam and Bermuda were approximately $55,459 (2002 – Nil).

6.	Earnings (loss) per share:

The computation for basic and diluted earnings per share are as follows:

	June 30
	2003	2002
Earnings (loss) for the period	$246,210	$(834,254)
Weighted average number of common stock outstanding:
Outstanding June 30, 2003	19,800,596	20,251,846
Basic	19,800,596	19,925,527
Diluted	19,977,511	19,925,527
Earnings (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The matters discussed in this Report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Generally, words such as “anticipate,” “believe,” “estimate,” “intend,” “may,” “could,” “will,” “expect,” “project,” “plan” and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of Section 27.A of the Securities Act of 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended.

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

We have identified below some of our accounting policies and management’s estimates used in applying such polices that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to the Company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report.

Revenue Recognition. Our products are sold to distributors and various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our distributors and customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction to revenue (which resulted in a reduction in revenue of approximately $254,000 for the first six months of fiscal 2003 compared to a reduction in revenue of approximately $212,000 for the comparable period in fiscal 2002). We amortize the lump sum payment over a two-year period, which is based on historical data of product maintenance on retail shelves for that period of time. If we used a shorter amortization period (such as 18 months), we would have recognized a greater reduction in revenue for the applicable periods; and conversely, if we used a longer amortization period (such as three years), this would result in a relative increase in revenue being recognized for the period.

Allowance for Doubtful Accounts; Bad Debt Reserve. Management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any balance greater than 60 days since invoice. In addition, we accrue a bad debt reserve, which is estimated as a percentage of total sales. We believe that in general bad debt reserves for others in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. However, due to the bad debt recorded in 2001 as a result of several of our distributors filing for bankruptcy or going out of business, for 2002 we increased our bad debt reserve. For 2002, we accrued an average bad debt reserve of approximately $14,375 per month (or $172,500 for the year), which represented approximately 0.9% of our total sales for the 2002 year. Our actual bad debt for 2002 was less than our accrued reserve and we adjusted the accrued reserve to our bad debt experience. Currently for 2003 we are accruing a bad debt reserve of $12,000 per month, the total of which would represent approximately 0.8% of our total sales for 2002. This current accrual is management’s estimation based on historical bad debt expense and is in line with industry standards. If however there was bad debt expense in excess of that which was accrued, the bad debt expense would be adjusted monthly thereafter. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

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

Inventory. We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and includes adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over nine months from production date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Six Months Ended June 30, 2003

(Expressed in U.S. Dollars)

Revenues

For the three months ended June 30, 2003, revenues were approximately $6,223,000, an increase of $382,000, or 6.5% over the $5,841,000 in revenues for the three months ended June 30, 2002. Consolidated case sales for the second quarter of 2003 were 481,000, a slight increase of 1.2% over case sales of 475,000 for the second quarter of 2002. The increase in revenues during the three months ended June 30, 2003 from the comparable period in 2002 was primarily attributable to higher case sales of Jones Energy, Jones Naturals and Jones Soda as well as higher overall per case selling prices, partially offset by a decrease in sales of Whoopass. The Company implemented a price increase on Jones Naturals in March 2003, and previously implemented a price increase on its Jones Soda product line in June 2002. For the six-month period ended June 30, 2003, revenues were approximately $10,083,000, an increase of $268,000, or 2.7% over the $9,815,000 in revenues for the six-month ended June 30, 2002. The increase in revenues during the six months ended June 30, 2003 from the comparable period in 2002 was primarily attributable to an increase in the selling prices of Jones Soda and Jones Naturals, higher case sales of Jones Energy and Jones Naturals partially offset by a decrease in sales of Whoopass. Consolidated case sales for the six months of 2003 were 789,000, a slight decrease of 1.1% from case sales of 797,000 for the six months of 2002.

Management believes that the overall increase in revenues was primarily attributable to its strategy of adding certain national accounts, including Barnes & Noble (Jones Naturals) and Panera Bread Company (Jones Soda and Jones Naturals), in conjunction with continuing to focus selling its products into four distinct regions consisting of the Northwest, the Southwest, the Midwest and Western Canada. In addition, in April 2003, the Company began distributing Jones Naturals into its Western Canada market, which also had a positive impact in sales for the second quarter of fiscal 2003. Revenues for Jones Energy increased primarily due to the launch of a 16 ounce Jones Energy format in the second quarter of 2003. We anticipate sales of Whoopass for the remainder of fiscal 2003 will continue to be less than in the comparable period of fiscal 2002, as we are focusing our efforts more on the Jones Soda, Jones Naturals and Jones Energy brands.

Gross Profit

For the three- and six-month periods ended June 30, 2003, gross profit was approximately $2,316,000 and $3,607,000 respectively. Gross profit increased by approximately $712,000 or 44.4% over the $1,604,000 in gross profit for the three months ended June 30, 2002, and $570,000 or 18.8% over the $3,036,000 in gross profit for the six months ended June 30, 2002. For the three-month period ended June 30, 2003, gross profit as a percentage of revenue increased from 27.5% to 37.2%, and gross profit as a percentage of revenue increased from 30.9% to 35.8% for the six-month period ended June 30, 2003. Gross profit for 2002 was negatively affected by write downs in inventory of approximately $428,000 taken in the second quarter of 2002, whereas there were no inventory write downs in 2003. The increase in gross profit and gross profit as a percentage of revenue between comparable periods was also attributable to higher per case selling prices on Jones Soda and Jones Naturals in conjunction with a lower cost of product on Jones Soda and Jones Naturals, and higher gross margins on Whoopass. These increases were partially offset by a lower gross margin on Jones Energy.

Total Operating Expenses

Total operating expenses for the three- and six-month periods ended June 30, 2003 were approximately $2,033,000 and $3,374,000 respectively. Total operating expenses decreased by $56,000, or 2.7%, over operating expenses of $2,089,000 for the three months ended June 30, 2002, and decreased by $469,000, or 12.2%, over operating expenses of $3,843,000 for the six months ended June 30, 2002. For the quarter ended June 30, 2003, operating expenses as a percentage of revenue decreased to 31.7% from 35.8% over the comparable period in 2002. For the six-month period ended June 30, 2003, total operating expenses as a percentage of revenue decreased to 33.5% from 39.2% over the comparable period in 2002. The decrease in total operating expenses in absolute dollars was primarily attributable to a reduction in general and administrative expenses and to a lesser extent, for the six month period only, a reduction in promotion and selling expenses.

Promotion and Selling Expenses

Promotion and selling expenses for the three- and six-month periods ended June 30, 2003 were approximately $1,455,000 and $2,318,000, respectively. Promotion and selling expenses increased by $42,000, or 3.0%, over promotion and selling expenses of $1,413,000 for the three months ended June 30, 2002, and decreased by $185,000, or 7.4%, over promotion and selling expenses of $2,503,000 for the six months ended June 30, 2002. Promotion and selling expenses as a percentage of revenue decreased to 23.4% for the three months ended June 30, 2003 from 24.2% over the comparable period in 2002. Promotion and selling expenses as a percentage of revenue decreased to 23.0% for the six months ended June 30, 2003 from 25.5% over the comparable period in

2002. The increase in promotion and selling expenses for the three months ending June 30, 2003 was primarily attributable to a slight increase in distributor programs, including a targeted promotional program with Albertsons in our Western region, partially offset by decreased marketing programs as well as decreased salaries and wages associated with a new incentive-based compensation program for the Company’s sales force implemented in the first quarter of 2003. In addition, we recently hired four new personnel on our sales team, representing an increase over the number of sales personnel at June 30, 2002. During the remainder of fiscal 2003, we anticipate continuing to invest in our promotional and selling efforts to help build and grow our brands, which may result in increased promotion and selling expenses.

General and Administrative Expenses

General and administrative expenses for the three- and six-month periods ended June 30, 2003 were approximately $579,000 and $1,056,000, respectively, compared to $676,000 and $1,340,000 for comparable periods in 2002. General and administrative expenses decreased by $97,000 or 14.4.1% for the three months ended June 30, 2003, and $284,000 or 21.2% for the six months ended June 30, 2003. General and administrative expenses as a percentage of revenue decreased to 9.3% for the three months ended June 30, 2003 from 11.6% over the comparable period in 2002. General and administrative expenses as a percentage of revenue decreased to 10.5% for the six months ended June 30, 2003 from 13.7% over the comparable period in 2002. The decrease in general and administrative expenses in absolute dollars is primarily due to decreases in executive salaries (due in part to having only two current executives, compared to four executives at June 30, 2002) and rent, as well as a reversal of $50,000 in bad debt expenses that occurred in the first quarter 2003, partially offset by an increase in legal fees and insurance expenses and non cash stock based compensation expenses.

Other expenses

Other income for the three- and six-month periods ended June 30, 2003 was approximately $36,000 and $14,000, respectively, compared to other expense of approximately $34,000 and $27,000 over the comparable periods in 2002. Other income in 2003 primarily includes a reversal of interest expense in each of the first and second quarters of 2003, which was over accrued in previous periods based on an assumption of an estimated minimum interest expense associated with our prior line of credit. Other expenses in 2003 included foreign exchange losses.

Net Income (loss)

Net income for the three- and six-month periods ended June 30, 2003 was approximately $318,000 and $246,000, respectively, compared to a net loss of $519,000 and $834,000 for the respective comparable periods in 2002. The increase in net income for the comparable three- and six-month periods was due primarily to an improvement in earnings from operations, the result of an increase in gross profit and a reduction in total expenses.

Liquidity and Capital Resources

The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

As of June 30, 2003, the Company had working capital of approximately $1,632,000 compared to working capital of $1,288,000 as at December 31, 2002. The increase in working capital was primarily attributable to increased cash, accounts receivable and inventory as a result of increases in sales and cash flows from operations, more than offsetting increases in accounts payable.

On May 14, 2003, the Company entered into a new credit facility with Capco Financial Company, a division of Cupertino National Bank, consisting of a one-year revolving line of credit of up to $3,000,000. This credit facility with Capco Financial replaces the prior credit facility with Wells Fargo Business Credit, which expired by its terms in June 2003. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 4% (8% as of June 30, 2003). The credit facility does not impose any financial covenants. As of June 30, 2003, the Company had no amounts outstanding under the line of credit, out of a total of $1,946,498 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were $221,038 as of June 30, 2003 compared to $50,065 as of December 31, 2002 and compared to nil at June 30, 2002. Net cash from operating activities was $330,000 for the six months ended June 30, 2003. The Company used $78,000 in investing activities for the six months ended June 30, 2003, primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow used in financing activities was $81,000 for the six months ended June 30, 2003 and consisted primarily of a repayment of the prior line of credit with Wells Fargo and partially offset by proceeds from capital lease financing.

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

Other Factors that May Affect Operating Results

The Company’s operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of the Company’s third party distributors to successfully promote and sell the Company’s products;

•	the Company’s ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of the Company’s products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of the Company’s products in each new distributor’s network;

•	the Company’s ability to develop and implement its direct-to-retail sales channels and national retail accounts, as well as its “yourjones” and “myjones” programs;

•	the Company’s ability to increase distribution in its four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and its ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company’s products that they are carrying at any time;

•	competitive products and pricing pressures and the Company’s ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	the Company’s ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and its ability to operate profitably;

•	the availability of financing, whether on terms acceptable to the Company or at all, including the terms and/or availability of the Company’s credit facility and the actions of its creditors;

•	the Company’s ability to develop and maintain favorable arrangements with third party packers and suppliers of the Company’s products, including the outcome of the arbitration proceeding involving Pro-Liquitech (see “Legal Proceedings” below);

•	the Company’s ability to effectively manage changes in key personnel or management;

•	the Company’s ability to develop and maintain brand awareness for its products;

•	the Company’s success in introducing new products to the market and the market’s acceptance of the new products;

•	the Company’s ability to comply with federal, state and provincial laws and regulations and any changes or amendments thereon, and the cost and effect of such compliance;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	the Company’s ability to penetrate new markets;

•	the effectiveness of the Company’s advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for the Company’s products.

Investor Relations

During the period ending June 30, 2003, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company’s corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

ITEM 3	Controls and Procedures

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

The Company is currently in dispute with Pro-Liquitech International, its primary flavor concentrate supplier, with respect to pricing, exclusivity, and other terms of and performance under the supply contract between the parties. In February 2003, Pro-Liquitech filed a request for arbitration with the American Arbitration Association claiming monetary damages, and the Company has counterclaims against Pro-Liquitech. The parties have submitted requests for arbitrators; the arbitration proceeding is scheduled for November 10, 2003 to November 13, 2003. The Company believes it has strong claims against Pro-Liquitech and intends to pursue the matter vigorously. Management believes that this dispute will not have a material adverse effect on the Company’s ability to obtain supplies of flavor concentrate as and when needed, or on its financial condition or results of operations.

Other than described above, the Company is not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The annual meeting of shareholders of the Company was held on May 30, 2003. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

	Votes For	Votes Against	Votes Withheld
Peter M. van Stolk	5,578,989	100	61,580
Jennifer L. Cue	5,617,939	100	22,630
Ron B. Anderson	5,591,489	100	49,080
Michael M. Fleming	5,617,939	600	22,130
William Collin	5,615,099	100	25,470
Peter Cooper	5,620,099	100	27,630
Matthew Kellogg	5,620,939	100	20,470

Finally, at the meeting, the shareholders of the Company ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003, by a vote of 5,633,499 shares for, 100 shares against and 7,070 shares abstaining.

ITEM 5.	OTHER INFORMATION

Effective in late July 2003, William Collin resigned as a director of the Company. On August 5, 2003, the Company announced that Scott Bedbury has been appointed to fill the vacancy on the Company’s board of directors.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Contract of Sale Security Agreement, dated May 14, 2003, between Jones Soda Co. and Capco Financial Company

10.2	Contract of Sale Security Agreement, dated May 14, 2003, between Jones Soda (USA), Inc. and Capco Financial Company

31.1	Certification by Peter van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Jennifer Cue, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Peter van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Jennifer Cue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on 8-K.

The Company filed a Form 8-K on May 5, 2003, reporting that a news release was issued on May 1, 2003 announcing the Company’s financial results for its first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 8, 2003

JONES SODA CO.

By:	/s/ PETER VAN STOLK
Peter van Stolk President and Chief Executive Officer