Form 10QSB
period 2003-09-30
JONES SODA CO
filed 2003-11-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 30, 2003, the issuer had 19,966,596 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

Index

			Page

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements
	a)	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	b)	Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002	4
	c)	Consolidated Statements of Stockholder’s Equity and Comprehensive Income (loss) for the nine months ended September 30, 2003 and years ended December 31, 2002 and 2001	5
	d)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	e)	Notes to Interim Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation		14

Item 3	Controls and Procedures		21

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings		21

Item 5	Other Information		22

Item 6	Exhibits and Reports on Form 8-K		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

September 30, 2003 with comparative figures for December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (note 4)	$308,177	$50,065
Accounts receivable	2,240,411	932,654
Current portion of note receivable	73,939	73,939
Inventory (note 3)	1,800,145	1,760,188
Prepaid expenses	248,186	457,582

	4,670,858	3,274,428

Note receivable	105,435	153,278

Deposit	29,464	29,464

Fixed assets	520,106	539,758

Intangible assets	84,168	106,434

	$5,410,031	$4,103,362

Liabilities and Stockholders’ Equity

Current liabilities:
Bank indebtedness (note 4)	$—	$114,833
Accounts payable and accrued liabilities	2,495,457	1,765,297
Current portion of capital lease obligations	56,706	56,706
Current portion of deferred revenue	50,000	50,000

	2,602,163	1,986,836

Capital lease obligations, less current portion	14,501	13,777

Deferred revenue	272,953	301,979

Stockholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 19,966,596 common shares (2002 – 19,800,596)	11,110,595	11,021,231
Additional paid-in capital	734,183	625,560
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,432,116)	(9,953,773)

	2,520,414	1,800,770

	$5,410,031	$4,103,362

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and nine months ended September 30, 2003 and 2002

	Nine months ended September 30, 2003	Three months ended September 30, 2003	Nine months ended September 30, 2002	Three months ended September 30, 2002
Revenue	$16,000,631	$5,917,195	$15,386,025	$5,571,531

Cost of goods sold	10,203,376	3,726,593	10,016,302	3,671,273
Write down of inventory	—	—	408,238	(24,788)

	10,203,376	3,726,593	10,424,540	3,646,485

Gross profit	5,797,255	2,190,602	4,961,485	1,925,046

Operating expenses:
Promotion and selling	3,675,448	1,357,930	3,837,801	1,307,243
General and administrative	1,480,148	486,787	1,925,036	612,361
Non cash stock compensation	108,623	45,539	—	—

	5,264,219	1,890,256	5,762,837	1,919,604

Earnings (loss) from operations	533,036	300,346	(801,352)	5,442

Other income (expense):
Interest income (expense), net	28,811	(5,281)	(36,738)	(12,411)
Other income (expense)	(40,190)	(19,618)	(304)	2,829

	(11,379)	(24,899)	(37,042)	(9,582)

Earnings (loss) for the period	$521,657	$275,447	$(838,394)	$(4,140)

Earnings (loss) per share, basic	$0.03	$0.01	$(0.04)	$(0.00)
Earnings (loss) per share, diluted	0.03	0.01	(0.04)	(0.00)

Weighted average common stock, basic	19,810,091	19,829,080	19,883,730	19,800,596
Weighted average common stock, diluted	20,226,493	20,883,595	19,883,730	19,800,596

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss)

(Expressed in U.S. dollars)

Nine months ended September 30, 2003 (Unaudited )

Years ended December 31, 2002 and 2001

	Common stock		Reacquired Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Comprehensive income (loss)	Total stockholders’ equity
	Number	Amount	Number	Amount
Balance, December 31, 2000	19,303,378	$10,708,519	—	$—	$407,455	$107,752	$(7,067,317)		$4,156,409

Options exercised	35,000	17,931	—	—	—	—	—		17,931
Warrants exercised	913,468	542,969	—	—	—	—	—		542,969
Stock-based compensation	—	—	—	—	118,500	—	—		118,500
Repurchase escrow shares	—	—	(200,000)	(13,333)	—	—	—		(13,333)
Comprehensive loss:
Loss for the year	—	—	—	—	—		(1,702,228)	$(1,702,228)	(1,702,228)

Total comprehensive income
Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)		$3,120,248

Stock-based compensation (recovery)	—	—	—	—	(118,500)	—	—		(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—		(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—		—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,184,228)	$(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)		$1,800,770

Options exercised	166,000	89,364	—	—	—	—	—		89,364
Stock-based compensation	—	—	—	—	108,623	—	—		108,623
Comprehensive Income:
Earnings for the period	—	—	—	—	—	—	521,657	$521,657	521,657

Balance, September 30, 2003	19,966,596	$11,110,595	—	$—	$734,183	$107,752	$(9,432,116)		$2,520,414

See accompanying notes to consolidated interim financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

( Unaudited )

Nine months ended September 30, 2003 and 2002

	2003	2002
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$521,657	$(838,394)
Items not involving cash:
Depreciation and amortization	121,021	136,793
Non cash stock compensation	108,623	—
Bad debt recovery	(71,493)	—
Changes in assets and liabilities:
Accounts receivable	(1,236,264)	139,206
Inventory	(39,957)	(85,865)
Prepaid expenses	209,396	25,226
Accounts payable and accrued liabilities	730,160	865,749

Net cash from operating activities	343,143	242,715

Cash flows used in investing activities:
Purchase of fixed assets	(70,260)	(27,705)
Purchase of intangible assets	(8,843)	(25,537)

Net cash used in investing activities	(79,103)	(53,242)

Cash flows from (used in) financing activities:
Net borrowing (repayment) under line of credit	(114,833)	(254,963)
Bank indebtedness	—	159,229
Net borrowing (repayment) of capital lease obligations	724	(39,489)
Note receivable	47,843	—
Deferred revenue	(29,026)	(37,500)
Proceeds from exercise of options	89,364	—
Repurchase of escrow shares	—	(16,750)

Net cash used in financing activities	(5,928)	(189,473)

Net increase in cash and cash equivalents	258,112	—

Cash and cash equivalents, beginning of year	50,065	—

Cash and cash equivalents, end of period	$308,177	$—

Supplemental disclosure of non-cash financing and investing activities:
Licensing and inventory sold for note receivable	$—	$226,586
Stock-based compensation	108,623	$—
Bad debt recovery	71,493	—
Increase in capital lease obligation	40,740	—
Cash paid (received) during year for:
Interest received	$(45,295)	$—
Interest payment	41,373	36,722

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Nine months ended September 30, 2003

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

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the nine month period ended September 30, 2003, the Company had net earnings of $521,657 and generated positive cash flows from operating activities. However, the Company’s ability to continue as a going concern may be dependent upon its ability to raise additional financing and its ability to generate future profitable operations.

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

Nine months ended September 30, 2003

(b)	Use of estimates:

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas of significant estimates include the assessment of collectibility of accounts receivable, net realizable value of inventory, and valuation allowance against deferred income tax assets. Accordingly, actual results may differ from these estimates.

(c)	Foreign currency translation:

At December 31, 1999, the Company migrated its primary operations to Seattle, Washington, and subsequently the majority of the Company’s transactions are originally denominated in US dollars. Accordingly, for the years ended December 31, 2002, 2001 and 2000, the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to US dollars, have been included in income. For the period ended September 30, 2003, the Company incurred a foreign exchange loss of $40,190 (2002 - $340 gain).

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

Nine months ended September 30, 2003

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

In November 2002, the Financial Accounting Standards Board in the United States issued Emerging Issue Task Force 00-21 (“EITF 00-21”). EITF 00-21, which, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair value to separate account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence if their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company believes that the adoption of ETIF 00-21 will have no material impact on its financial condition or result of operations.

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the period ended September 30, 2003, the Company incurred research and development costs of $ nil (2002- $232).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Nine months ended September 30, 2003

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

SFAS No. 123, “Accounting for Stock Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions.

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for each of the three and Nine periods ended September 30, 2003 are presented as follows:

	Nine Months Ended September		Three Months ended September
	2003	2002	2003	2002
Earnings (loss) as reported	$521,657	$(838,394)	$275,447	$(4,140)
Add: Stock-based employee compensation expenses included in reported earnings (loss)	108,623	—	45,539	—

Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(102,462)	(39,138)	(23,551)	(2,621)

Pro forma earnings (loss)	$527,818	$(877,532)	$297,435	$(6,761)

Earnings (loss) per share
Basic - as reported	0.03	(0.04)	0.01	(0.00)
Basic - pro forma	0.03	(0.04)	0.01	(0.00)
Diluted -as reported	0.03	(0.04)	0.01	(0.00)
Diluted -pro forma	0.03	(0.04)	0.01	(0.00)

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Nine months ended September 30, 2003

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.61% (2002 – 3.75%), and (6) an estimated volatility of 77% (2002 – 75%)

The weighted average fair value of options granted in the third quarter 2003 was $1.10 (2002 no options granted).

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

As at September 30, 2003, 285,000 options awards were outstanding with variable exercise prices. Incremental stock based compensation recognized during the nine month period ended September 30, 2003 for employee awards subject to variable accounting totaled $108,623.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the nine-month period ended September 30, 2003, the Company incurred advertising costs of $2,329,652 (2002 - $2,384,729).

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

Nine months ended September 30, 2003

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

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	September 30 2003	December 31 2002
Finished goods	$1,158,746	$1,200,236
Raw materials	641,399	559,952

	$1,800,145	$1,760,188

4.	Bank indebtedness:

On May 14, 2003, a credit facility was granted to the Company by Capco Financial Company, a division of Cupertino Bank, consisting of one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 4% (8% at September 30, 2003). The credit facility does not impose any financial covenants. As of September 30, 2003, the Company had $Nil outstanding under the line of credit, out of total of $1,749,605 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, part of the agreement all payments received on account receivable are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit the payment received by Capco are subject to a 3 day hold to allow for the application of funds. As of September 30, 2003, $303,381 included in cash and cash equivalents are subject to this 3 day hold.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Unaudited – Prepared by Management

Nine months ended September 30, 2003

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam and Bermuda. During the nine-month periods ended September 30, 2003 sales in the United States were approximately $13,828,755 (2002 - $13,318,895); sales in Canada were approximately $2,086,857 (2002 - $2,067,131), and sales in Guam and Bermuda were approximately $85,019 (2002 – Nil).

6.	Earnings (loss) per share:

The computation for basic and diluted earnings per share are as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Earnings (loss) for the period	$275,447	$(4,140)	$521,657	$(838,394)
Weighted average number of common stock outstanding:
Outstanding September 30, 2003	19,966,596	19,800,596	19,966,596	19,800,596
Basic	19,829,080	19,800,596	19,810,091	19,883,730
Dilutive stock option	1,054,515	—	416,402	—
Diluted	20,883,595	19,800,596	20,226,493	19,883,730
Earnings (loss) per share:
Basic	$0.01	$(0.00)	$0.03	$(0.04)
Diluted	$0.01	$(0.00)	$0.03	$(0.04)

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the saleability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction to revenue (which resulted in a reduction in revenue of approximately $402,000 for the first nine months of fiscal 2003 compared to a reduction in revenue of approximately $350,500 for the comparable period in fiscal 2002). We amortize the lump sum payment over a two-year period, which is based on historical data of product maintenance on retail shelves for that period of time. If we used a shorter amortization period (such as 18 months), we would have recognized a greater reduction in revenue for the applicable periods; and conversely, if we used a longer amortization period (such as three years), this would result in a relative increase in revenue being recognized for the period.

Allowance for Doubtful Accounts; Bad Debt Reserve. Management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any balance greater than 60 days since invoice. In addition, we accrue a bad debt reserve, which is estimated as a percentage of total sales. We believe that in general bad debt reserves for others in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. However, due to the bad debt recorded in 2001 as a result of several of our distributors filing for bankruptcy or going out of business, for 2002 we increased our bad debt reserve. For 2002, we accrued an average bad debt reserve of approximately 0.9% of our total sales for the 2002 year. Our actual bad debt for 2002 was ultimately less than our accrued reserve and we adjusted the accrued reserve to our bad debt experience. Currently for 2003 we are accruing a bad debt reserve of 0.8% of our total sales for 2003. This current accrual is management’s estimation based on historical bad debt expense and is in line with industry standards. If however there was bad debt expense in excess of that which was accrued, the bad debt expense would be adjusted accordingly. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of the bankruptcies in 2001, we have not incurred material write-offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibles or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Nine Months Ended September 30, 2003

(Expressed in U.S. Dollars)

Revenues

For the three months ended September 30, 2003, revenues were approximately $5,917,000, an increase of $345,000, or 6.2% over the $5,572,000 in revenues for the three months ended September 30, 2002. Consolidated case sales for the third quarter of 2003 were 448,000, a slight decrease of 1.3% over case sales of 454,000 for the third quarter of 2002. The increase in revenues during the three months ended September 30, 2003 from the comparable period in 2002 was primarily attributable to higher case sales of Jones Energy (up 67% from the comparable period in 2002) and Jones Naturals (up 21.2% from the comparable period in 2002), higher overall per case selling prices, and the sale of a one time limited edition promotional package which includes a limited edition Hot Wheels Jones Soda R.V. as well as four Hot Wheels themed Jones Soda. The Company implemented a price increase on Jones Naturals in March 2003, and previously implemented a price increase on its Jones Soda product line in June 2002. For the nine-month period ended September 30, 2003, revenues were approximately $16,001,000, an increase of $611,000, or 4.0% over the $15,390,000 in revenues for the nine-month period ended September 30, 2002. Consolidated case sales for the nine months of 2003 were 1,237,000, a slight decrease of 1.1% from case sales of 1,251,000 for the nine months of 2002. The increase in revenues during the nine months ended September 30, 2003 from the comparable period in 2002 was primarily attributable to higher case sales of Jones Energy (up 79.5% from the comparable period in 2002) and Jones Naturals (up 17.5% from the comparable period in 2002), higher overall per case selling prices, and the sale of a one-time limited edition Hot Wheels promotional package.

Management believes that the overall increase in revenues was primarily attributable to its strategy of adding certain national accounts, including Barnes & Noble (Jones Naturals) and Panera Bread Company (Jones Soda and Jones Naturals), in conjunction with continuing to focus on selling its products into four distinct regions consisting of the Northwest, the Southwest, the Midwest and Western Canada. Revenues for Jones Energy increased primarily due to the launch of a 16 ounce Jones Energy format in the second quarter of 2003. We anticipate sales of Whoopass for the remainder of fiscal 2003 will continue to be less than in the comparable period of fiscal 2002, as we are focusing our efforts more on the Jones Soda, Jones Naturals and Jones Energy brands.

Gross Profit

For the three and nine-month periods ended September 30, 2003, gross profit was approximately $2,191,000 and $5,797,000 respectively. Gross profit increased by approximately $266,000 or 13.8% over the $1,925,000 in gross profit for the three months ended September 30, 2002, and $836,000 or 16.9% over the $4,961,000 in gross profit for the nine months ended September 30, 2002. For the three-month period ended September 30, 2003, gross profit as a percentage of revenue increased from 34.6% to 37.0%, and gross profit as a percentage of revenue increased from 32.2% to 36.2% for the nine-month period ended September 30, 2003. Gross profit for 2002 was negatively affected by write downs in inventory of approximately $408,000 taken in the second and third quarters of 2002, whereas there have been no inventory write downs in 2003. The increase in gross profit and gross profit as a percentage of revenue between comparable periods was also attributable to higher per case selling prices on Jones Soda and Jones Naturals, the sale of one time limited promotional package of Hot Wheels, in conjunction with a lower cost of product on Jones Soda and Jones Naturals, and a higher gross margin on Whoopass. These increases were partially offset by a lower gross margin on Jones Energy due to the new 16 ounce format of Jones Energy.

Total Operating Expenses

Total operating expenses for the three and nine-month periods ended September 30, 2003 were approximately $1,890,000 and $5,264,000 respectively. Total operating expenses decreased by $30,000, or 1.64%, over operating expenses of $1,920,000 for the three months ended September 30, 2002, and decreased by $499,000, or 8.7%, over operating expenses of $5,763,000 for the nine months ended September 30, 2002. For the quarter ended September 30, 2003, operating expenses as a percentage of revenue decreased to 32% from 34.8% over the comparable period in 2002. For the nine-month period ended September 30, 2003, total operating expenses as a percentage of revenue decreased to 33% from 37.4% over the comparable period in 2002. The decrease in total operating expenses in absolute dollars was primarily attributable to a reduction in general and administrative expenses, and to a lesser extent, for the nine month period only, a reduction in promotion and selling expenses. These decreases in expenses were partially offset by an increase in non-cash stock based compensation expense.

Promotion and Selling Expenses

Promotion and selling expenses for the three and nine-month periods ended September 30, 2003 were approximately $1,358,000 and $3,675,000, respectively. Promotion and selling expenses increased by $51,000, or 3.9%, over promotion and selling expenses of $1,307,000 for the three months ended September 30, 2002, and decreased by $163,000, or 4.2%, over promotion and selling expenses of $3,838,000 for the nine months ended September 30, 2002. Promotion and selling expenses as a percentage of revenue decreased to 22.9% for the three months ended September 30, 2003 from 23.5% over the comparable period in 2002. Promotion and selling expenses as a percentage of revenue decreased to 22.9% for the nine months ended September 30, 2003 from 24.9% over the comparable period in 2002. The increase in promotion and selling expenses for the three months ending September 30, 2003 was primarily attributable to a slight increase in distributor programs, including a promotional program with Albertsons in our Western region, partially offset by a decrease in other marketing programs as well as decreased salaries and wages associated with a new incentive-based compensation program for the Company’s sales force implemented in the first quarter of 2003. During the remainder of fiscal 2003, we anticipate continuing to invest in our promotional and selling efforts, and increase sales staff, to help build and grow our brands, which may result in increased promotion and selling expenses.

General and Administrative Expenses

General and administrative expenses for the three- and nine-month periods ended September 30, 2003 were approximately $487,000 and $1,480,000, respectively, compared to $612,000 and $1,925,000 for comparable periods in 2002. General and administrative expenses decreased by $125,000 or 20.4% for the three months ended September 30, 2003, and $445,000 or 23.1% for the nine months ended September 30, 2003. General and administrative expenses as a percentage of revenue decreased to 8.2% for the three months ended September 30, 2003 from 11.0% over the comparable period in 2002. General and administrative expenses as a percentage of revenue decreased to 9.3% for the nine months ended September 30, 2003 from 12.5% over the comparable period in 2002. The decrease in general and administrative expenses in absolute dollars is primarily due to decreases in executive salaries (due in part to having only two current executives, compared to three executives at September 30, 2002) and rent, as well as a net reversal of $70,260 in bad debt expenses, partially offset by an increase in legal fees and insurance expenses.

Other expenses

Other expenses for the three and nine-month periods ended September 30, 2003 was approximately $25,000 and $11,000, respectively, compared to other expense of approximately $9,600 and $37,000 over the comparable periods in 2002. Other income in 2003 primarily includes a reversal of interest expense in each of the first and second quarters of 2003, which was over accrued in previous periods based on an assumption of an estimated minimum interest expense associated with our prior line of credit. Other expenses in 2003 included foreign exchange losses.

Net Income (loss)

Net income for the three and nine-month periods ended September 30, 2003 was approximately $275,000 and $522,000, respectively, compared to a net loss of $4,000 and $838,000 for the respective comparable periods in 2002. The increase in net income for the comparable three and nine-month periods was due primarily to an improvement in earnings from operations, the result of an increase in gross profit and a reduction in general and administrative expenses.

Liquidity and Capital Resources

The operations of the Company historically have primarily been funded through the issuance of common stock and external borrowings.

As of September 30, 2003, the Company had working capital of approximately $2,068,000 compared to working capital of $1,288,000 as at December 31, 2002. The increase in working capital was primarily attributable to increased cash, accounts receivable and inventory as a result of increases in sales and cash flows from operations, more than offsetting increases in accounts payable.

On May 14, 2003, the Company entered into a new credit facility with Capco Financial Company, a division of Cupertino National Bank, consisting of a one-year revolving line of credit of up to $3,000,000. This credit facility with Capco Financial replaces the prior credit facility with Wells Fargo Business Credit, which expired by its terms in June 2003. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 4% (8% as of September 30, 2003). The credit facility does not impose any financial covenants. As of September 30, 2003, the Company had no amounts outstanding under the line of credit, out of a total of $1,749,605 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were $308,177 as of September 30, 2003 compared to $50,065 as of December 31, 2002 and compared to nil at September 30, 2002. Net cash from operating activities was $343,000 for the nine months ended September 30, 2003. The Company used $79,000 in investing activities for the nine months ended September 30, 2003, primarily for the purchase of coolers and registration of miscellaneous trademarks. Cash flow used in financing activities was $5,900 for the nine months ended September 30, 2003 and consisted primarily of a repayment of the prior line of credit with Wells Fargo and partially offset by proceeds from capital lease financing and proceeds from the exercise of stock options.

The increase in the Company’s accounts receivable from December 31, 2002 to September 30, 2003 from $932,654 to $2,240,411 was due principally from seasonal fluctuations. The company’s outstanding accounts receivable as of September 30, 2003 were substantially the same as the $2,180,263 outstanding at September 30, 2002. Similarly, the increase in accounts payable from December 31, 2002 to September 30, 2003 from $1,765,298 to $2,495,457 was due principally from seasonal fluctuations, and the Company’s accounts payable as of September 30, 2003 were substantially the same as the $2,541,440 outstanding at September 30, 2002.

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

Investor Relations

During the period ending September 30, 2003, the Company completed all Investor Relations activities in-house. The Company sent out copies of news or press releases, the Company’s corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly Investor Conference Call.

ITEM 3 Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On October 17, 2003 the Company and Pro-Liquitech entered into a short-form settlement agreement resolving their disputes under the supply contract and agreeing to drop their respective claims and counterclaims in exchange for mutual waivers and releases. The short-form settlement agreement contemplates that the parties will enter into formal mutual waiver and release documentation, which documents have not yet been finalized. Management believes that settlement of this dispute on the terms set forth in the short-form settlement agreement will not have a material adverse effect on the Company’s ability to obtain supplies of flavor concentrate as and when needed, or on its financial condition or results of operations.

Other than described above, the Company is not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 5. OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement dated October 1, 2003 between the Company and Jennifer Cue

31.1	Certification of Peter van Stolk, President and Chief Executive Officer

31.2	Certification of Jennifer Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification Peter van Stolk, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer Cue, Chief Financial Officer and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K.

The Company filed a Form 8-K on October 30, 2003, reporting that a news release was issued on October 30, 2003 announcing the Company’s financial results for its third quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 13, 2003

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer (principal financial officer)