Form 10KSB/A
period 2002-12-31
JONES SODA CO
filed 2003-12-01
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

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

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING “ITEM 6—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” TO ADD FURTHER DETAIL TO THE DISCUSSION REGARDING THE CHANGES IN REVENUES FOR THE COMPARABLE FISCAL YEARS. THE FOREGOING AMENDMENT HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS.

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE AMENDMENT.

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

		Page
PART I

Item 1.	Description of Business	1

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters	19

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7.	Financial Statements	25

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	**

Item 10.	Executive Compensation	**

Item 11.	Security Ownership of Certain Beneficial Owners and Management	**

Item 12.	Certain Relationships and Related Transactions	**

Item 13.	Exhibits and Reports on Form 8-K	26

Item 14.	Controls and Procedures	27

SIGNATURES		28

**	Items 9 through 12 of Part III are incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of shareholders, as filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2002.

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

Results of Operations for the Twelve Months Ended December 31, 2002

Revenues

For the 2002 fiscal year, revenues were approximately $18,567,000, a decrease of $4,710,000, or 20.2% over the $23,277,000 in revenues for the 2001 year. Consolidated case sales for 2002 were 1,516,000 versus 1,881,000 for 2001, decrease of 19.4%. The decrease in revenues from 2001 to 2002 was primarily attributable to decreases in case sales of Jones Soda, Jones Naturals and Whoopass (down 17%, 21% and 69%, respectively, between the comparable fiscal years), partially offset by an increase in sales of Jones Energy (which was a new product launched in late 2001). The decrease in sales was primarily attributable to our strategy in 2002 of pulling out of non-core markets to focus on selling our products into four distinct regions consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. Case sales declines for Jones Soda, Jones Naturals and Whoopass were experienced for the most part in the U.S. Northeast (down 44%, 47% and 94%, respectively), Eastern Canada (down 25%, 90% and 100%, respectively) and U.S. Southeast (down 2%, 62% and 62%, respectively), which were not regions of our focus for 2002. Other factors for the decrease included the continuing effects of the bankruptcies of several of our key distributors in late 2001, including the downtime, transition costs and expenses resulting from locating replacement distributors and the initial deployment of our products in each new distributor’s network. The continuing effect of these bankruptcies were evidenced by decreased case sales in these distributors’ markets for Jones Soda and Whoopass by 31% and 61%, respectively, partially offset by a 5% increase in case sales for Jones Naturals.

Revenues for the 2002 fiscal year included full year sales of Jones Energy (an energy drink that was launched in November 2001) and Jones Naturals (a non-carbonated juice and tea drink that was launched in April 2001), whereas revenues for 2001 included only partial year sales for Jones Naturals and nominal revenues for Jones Energy.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)††	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2(3)††	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(3)††	Bottle Supply Agreement dated January 11, 2002, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)††	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(3)††	Supply Agreement dated July 6, 1999, between Urban Juice & Soda Ltd. and Pro-Liquitech International

10.6(4)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.

10.6A(7)	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.7(4)	Loan and Security Agreement dated March 22, 2000, between Banc of America, Urban Juice & Soda Company Ltd. and Jones Soda Co. (USA) Inc.

10.7A(3)	First Amendment to Loan and Security Agreement, dated May 31, 2001, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.7B(3)	Second Amendment to Loan and Security Agreement, dated June 25, 2001, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.7C(7)	Third Amendment to Loan and Security Agreement, dated March 7, 2003, among Jones Soda Co., Jones Soda Co. (USA) Inc. and Wells Fargo Business Credit, Inc.

10.8(3)	Employment Agreement with Jennifer Cue dated January 1, 1999

10.9(5)	Employment Agreement with Peter van Stolk dated April 25, 2002

10.10(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.11(6)	Jones Soda Co. 2002 Stock option plan

21.1(7)	Subsidiaries of Jones Soda Co.

23.1	Consent of KPMG LLP

31.1	Certification by Peter van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Jennifer Cue, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Peter van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Jennifer Cue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, Amendment No. 1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 30, 2002.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2002.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1st, 2003.

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

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2002, 2001 and 2000

(j)  Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2002, the Company incurred research and development costs of $232 (2001—nil; 2000—nil).

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

$1,354,327

14.    Segmented information and export sales:

The Company operates in one industry segment, with operations in both the United States and Canada. During the year ended December 31, 2002 sales in Canada were approximately $2,610,726 (2001—$3,597,209; 2000—$3,164,033). Sales in the United States were approximately $15,955,838 (2001—$19,556,742; 2000—$15,441,412). Sales in the United Kingdom were approximately nil (2001—$122,789; 2000—$146,010). Sales have been assigned to geographic locations based on the location of customers.

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