Form 10KSB
period 2003-12-31
JONES SODA CO
filed 2004-03-30
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Issuer’s revenues for its most recent fiscal year:    $20,100,864

As of March 22, 2004, there were 20,444,096 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $5,221,733, based on the average of the bid ($2.60) and ask ($2.64) prices of such stock on that date of $2.62.

Documents Incorporated By Reference:    The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2004 annual meeting of shareholders, to be held on May 19, 2004. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2003 fiscal year.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders, to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year.

i

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and its wholly owed subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refers to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1.—OUR BUSINESS—Certain Factors That May Affect Future Results.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

CURRENCY TRANSLATION

Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. Our financial statements are reported in United States dollars.

ii

PART I

ITEM 1.    OUR BUSINESS.

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute four unique beverage brands,

•	Jones Soda Co.®, a “premium” soda (referred to in this Report as “Jones Soda”),

•	Jones Naturals™, a non-carbonated juice & tea,

•	Jones Energy™, a citrus energy drink and

•	WhoopAss™, a citrus energy drink.

Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and key accounts;

•	stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada; and

•	developing unique alternative beverage brands and products.

We currently sell and distribute our products through our network of independent distributors throughout the United States and Canada. During the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. Although we continue to distribute product through existing distributors in the U.S. Northeast, U.S. Southeast and Eastern Canada, as part of our strategy in 2002, we cut our sale force in these regions to focus on our four core markets. In 2004, and through our independent distributor network, we will continue to focus on these four core markets, although in certain limited instances we may re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada with the right distributor partners.

In addition, beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and CostPlus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States is in addition to our existing arrangement for their stores in Canada that has been in place since 1999.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109 and our telephone number is (206) 624-3357.

The New Age or Alternative Beverage Industry

Jones Soda, Jones Naturals, Jones Energy and WhoopAss, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, beer, fruit juices and drinks, bottled water, wine and spirits.

In its annual beverage market survey for calendar year 2003, Beverage World magazine (www.beverageworld.com) estimated that the New Age or alternative beverage markets was approximately $11.6 billion in total sales.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2003, the New Age or alternative beverage category consists of the following segments:

•	Energy drinks

•	Premium soda

•	Ready-to-drink (RTD) coffee

•	RTD tea

•	RTD (nutrient-enhanced)

•	Shelf-stable dairy (regular/diet)

•	Shelf-stable dairy (nutrient-enhanced)

•	Single-serve-fruit beverages (regular/diet)

•	Single-serve-fruit beverages (nutrient enhanced)

•	Smoothies

•	Sparkling water

•	Sports drinks

•	Vegetable/fruit juice blends

•	Other New Age beverages

Business Strategy

In late 1995, we launched Jones Soda, our premium soda product under our trademarked brand. We made this decision after witnessing the proliferation of new ready-to-drink tea brands during the first half of the 1990s, anticipating what we believed to be a peak in the product life cycle for that segment of the New Age beverage category. By launching Jones Soda, we believed we were creating a new category in the New Age beverage market and that we were offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the “all-natural soda” segment to the “premium soda” segment and cited Jones Soda as an example of a beverage in this category. Thus, we believe that the Jones Soda brand and product line have helped to create a new segment in the New Age or alternative beverage industry.

Utilizing creative but relatively low cost marketing and brand promotion techniques, we are currently focused on building a strong distributor network for our lead brand, Jones Soda. We believe that our experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with our efforts to build a quality network of independent distributors. Moreover, we believe that our first hand experience watching other companies’ fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five New Age beverage brands, including Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple, have each achieved a minimum of $100,000,000 in revenues. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination.

In developing the Jones Soda brand, we believe we have created a leading brand in the premium soda segment of the New Age beverage category and have marketed the product with a distinct fashion component. The fashion component includes black and white photos on our labels, which is representative of current overall fashion trends. See “Products—Jones Soda.”

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. In 2002, working through our network of independent distributors, we refocused our resources on four core markets, namely the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2004, and through our independent distributor network, we will continue to focus on these four core markets, although in certain limited instances we may re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada with the right distributor partners. During 2003 and into 2004, we also launched and grew our “direct to retail” distribution strategy to large national retail accounts, currently consisting of Barnes & Noble, Panera Bread Company, CostPlus World Markets and Starbucks Coffee Company. During 2004, we will focus on servicing and expanding our “direct to retail” channel to national retail accounts.

We believe that, in general, many products in the New Age beverage category, much like certain fashion trends, tend to have a limited life cycle of approximately five to nine years, although some products or flavors may have longer lives. We believe that our Jones Soda brand is a leader in the New Age beverage category and has significantly greater vitality beyond this limited five to nine years. Accordingly, we believe it is important to continually develop and introduce new flavors and brands to maintain the vitality of the product, and to generate and maintain consumer interest and demand for the product. As part of our business strategy, we intend to launch new brands, products or product extensions at approximately 18 to 30 month intervals. We believe we will be ready to launch new unique brands, products and product extensions through our distributor network if and when we determine that consumer demand for our products begins to decline. See “Brand and Product Development,” below.

Key elements of our business strategy include the following:

Brand Franchise

We believe the market for alternative beverages is dependent to a large extent on image more than taste, and that this market is driven by trendy, young consumers between the ages of 12 and 34. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda and Jones Naturals labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Independent Distributor Network

We distribute our products through a network of independent distributors in the United States and Canada. We have also obtained listings for our Jones Soda, Jones Naturals, Jones Energy and Whoopass brands with certain key retail grocery accounts, including QFC, Meijer, Kroger, Albertsons and Safeway, which are serviced through our independent distributor network. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 135 distributors in 39 states in the United States and 7 provinces in Canada.

We have additionally pursued distribution to “alternative” or “non-traditional” beverage retailers. We have entered into agreements with approximately 250 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores primarily in San Diego, Seattle and Vancouver, B.C., pursuant to which these retailers agree to carry our beverage products. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy.

“Direct to Retail” National Accounts

Beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003 and into 2004 we entered into distribution arrangements with four national retail accounts, currently consisting of the following:

•	Barnes & Noble—launched in February 2003 for 5 flavors of Jones Naturals flavors in all Barnes & Noble café stores in the United States;

•	Panera Bread Company—launched in June 2003 for 6 flavors of Jones Soda and 3 flavors of Jones Naturals in all Panera bakery cafés in the United States;

•	CostPlus World Markets—launched in November 2003 for 6 flavors of Jones Soda in all of its stores in the United States; and

•	Starbucks Coffee Company—launched in March 2004 for 2 flavors of Jones Soda in all of its stores in the United States.

This distribution arrangement with Starbucks in the U.S. is in addition to our existing distribution arrangement for their stores in Canada that has been in place since 1999.

Brand and Product Development

We have developed and intend to continue to develop our brands and products in-house. We used a similar process initially to create the Jones Soda brand, and we intend to continue utilizing this process in connection with the creation of our future brands. This process primarily consists of the following steps:

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

Products

During 2003 and currently in 2004, we produce, market and distribute four unique beverage brands: Jones Soda, Jones Naturals, Jones Energy and WhoopAss.

Jones Soda

We believe that our trademarked Jones Soda brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda in November 1995, and the Jones Soda product line currently consists of the following 15 flavors:

• Cream Soda	• Orange & Cream Soda	• Vanilla Cola
• Green Apple Soda	• Root Beer	• Lemon Drop Soda
• Fufu Berry Soda	• Cherry Soda	• Fruit Punch Soda
• Blue Bubblegum Soda	• Crushed Melon	• MF Grape Soda
• Berry Lemonade Soda	• Strawberry Lime Soda	• Chocolate Fudge Soda

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides a healthier alternative to our regular Jones Soda line and is an important product extension introduction, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have 4 flavors of sugar-free Jones Soda:

•	Sugar Free Cream Soda
•	Sugar Free Ginger Ale
•	Sugar Free Root Beer
•	Sugar Free Black Cherry

In March 2004, we launched our new Watermelon Soda, which is the first mid-calorie premium soda on the market, with 50% less sugar, carbohydrates and calories then regular premium sodas and soft drinks. Our mid-calorie Watermelon Soda contains 90 calories and 21 grams of sugar per 12-ounce serving.

Our strategy is to introduce flavors each year and selectively retire those flavors not deemed as popular. In general, our target is to have at least 14 active flavors of our regular Jones Soda product, and at least 5 flavors of our sugar free sodas.

Each of the current Jones Soda products is made from natural and artificial flavors. Some flavors distributed in the U.S. market may contain caffeine (whereas in Canada only Vanilla Cola and Root Beer contain caffeine). Each flavor has a different color profile that we believe is readily distinguishable on a retail shelf. All Jones Soda beverage products come in 12 ounce (355 ml) clear long-neck bottles with primarily black and white photos on our labels displaying a variety of urban images. We also encourage consumers of Jones Soda, through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda labels.

Jones Naturals

In April 2001, we launched Jones Naturals, our non-carbonated beverage, initially under the name Jones Juice. The Jones Naturals products have 100% natural flavors and contain ingredients such as ginseng, zinc, taurine, and various vitamins. Jones Naturals comes in 20 ounce (591 ml) clear bottles with primarily black and white photograph labels, similar to the Jones Soda product labels. Consumers are similarly encouraged to send in photographs that potentially may be used on one of the Jones Naturals labels. In order to promote a clearer and more integrated brand image, in March 2002 we re-labeled the Jones Juice product to resemble the black and white photo labels of Jones Soda, and we renamed the product Jones Naturals. The Jones Naturals line currently consists of the following 8 flavors:

• Berry White	• Limes with Orange	• Dave
• D’Peach Mode	• Bananaberry	• Bada Bing!
• Strawberry Manilow	• Bohemian Raspberry

Jones Energy

In November 2001, we launched Jones Energy. Jones Energy is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing vitamin B6, riboflavin, niacin, thiamin and coQ-10. In March 2003, we launched Jones Energy in a new 16 ounce can, as an alternative to our other energy products. In addition, in March 2004, we launched our sugar-free Jones Energy in the 16 ounce can. Our Jones Energy products compete in the Energy Drink category of the New Age beverage industry.

Whoopass

We originally launched Jones WhoopAss in October 1999, and subsequently re-named it WhoopAss. WhoopAss is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Marketing, Sales and Distribution

Marketing

Our pricing policies for the Jones and Whoopass brands take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. We attempt to work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each step in the distribution process. The following table shows the suggested retail prices for our products in the United States and in Canada in the convenience and grocery channels of trade:

	United States	Canada
Jones Soda	$0.79–$1.09	Cdn.$0.99–Cdn.$1.29
Jones Naturals	$1.49	Cdn.$1.89–Cdn.$2.09
Jones Energy	$1.99	N/A
Whoopass	$1.79–$1.99	N/A

For our products sold through our national “direct to retail” channels, the suggested retail prices are approximately $1.60–1.75 for Jones Soda and $1.75–1.95 for Jones Naturals.

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

During 2003 we continued to maintain and utilize our unique website, www.myjones.com to allow our Jones Soda consumers to create their own personalized 12 pack of Jones Soda with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda brand. Consumers can scan their unique photo through the web and crop and create their own “myjones” labels. The unique labels are downloaded at our office in Seattle and we send out 12 packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda brand as well as provided for increased consumer interactivity with the Jones Soda brand, and we anticipate that it will continue to do so. In December 2002, we received notice of issuance of a patent (Patent No. 6,493,677) from the U.S. Patent and Trademark Office for our myjones.com business operation. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

During 2002, we launched a new program, yourjones™, which is the customization of the front panel of the label of Jones Soda similar to our myjones business, however on a larger, commercial scale. The premise behind “yourjones” is to create uniquely customized Jones Soda or Jones Naturals bottles, with a unique photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myjones.com, the Jones Soda name always appears on the labels and customers can add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes.

Sales

Our products are sold in 39 states in the United States and 7 provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. During the 2003 fiscal year, sales in the U.S. represented approximately 86.5% of total sales, while sales in Canada represented approximately 13.0%, and we had approximately 0.5% in other international sales.

During 2003, our sales force was organized into four regional groups, consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. We maintain Vice Presidents of Sales for our Western and our Midwest/East regions. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail grocery accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques. In addition, in 2003 we added sales personnel who are responsible for our “direct to retail” national accounts.

Distribution

We sell a majority of our products through our distribution network, and we currently have relationships with approximately 135 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with many of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

In addition, we also sell our products directly to certain large national retail accounts, such as Barnes & Noble, Panera Bread Company, CostPlus World Markets, and Starbucks. Distribution of our products into these accounts is handled by the retailer’s distribution system or by their designated food-service or other distributors.

During the year ended December 31, 2003, the two top independent distributors of our products purchased approximately 13% and 12%, respectively, of the total number of cases sold. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network, which may result in a decreased dependence on any one or more of our independent distributors.

We generally require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. To the extent we have additional product available in inventory, we will fulfill other purchase orders when and as received. We contract with independent trucking companies to have product shipped from our contract packers to independent warehouses, and then on to our distributors. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with our products. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances, and all sales are final and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product.

Production

Contract Packing Arrangements

We currently use four main independent contract packers known as “co-packers” to prepare, bottle and package our products. Currently, our primary contract packers are located in Burnaby, British Columbia (Jones Soda), Woodbridge, Ontario (Jones Soda and Jones Naturals), Forest Grove, Oregon (Jones Naturals), and Cold Springs, Minnesota (Jones Energy and Whoopass). We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-packing costs have increased. As a result, we are actively looking for alternative co-packing arrangements for our Jones Soda product in the United States, as well as lower cost co-packers in Canada.

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

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or by our contract packers.

We believe that we have adequate sources of raw materials, which are available from multiple suppliers. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, Virginia Dare and Wild

Flavors, Inc. During 2003, we settled our dispute with our other flavor concentrate supplier and terminated our supply arrangement with them. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. The water used to produce our products is filtered and is also treated to reduce alkalinity.

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

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding. See “—Certain Factors That May Affect Future Results,” below.

Trademarks, Flavor Concentrate Trade Secrets and Patent

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Naturals™”, “Jones Energy™” and “WhoopAss™.” In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “Wet Yourself®,” “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design™,” “Whoopass and Design®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 30 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

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

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See “—Certain Factors That May Affect Future Results,” below.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include

•	brand name,

•	brand image,

•	price,

•	labeling and packaging,

•	advertising,

•	product quality and taste,

•	trade and consumer promotions, and

•	the development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than we have. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Thomas Kemper, Boylans and Hansens. We also compete against Coke, Pepsi, and other traditional beverage manufacturers and distributors.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda brand, we sell Jones Naturals, Jones Energy and WhoopAss as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See “—Certain Factors That May Affect Future Results,” below.

In addition, in light of the competition for product placement with independent distributors, during 2003 we also targeted several national retail accounts as an additional distribution channel for our products. We currently have such distribution arrangements with Barnes & Noble, Panera Bread Company, CostPlus World Markets and Starbucks. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Soda, Jones Naturals, Jones Energy and Whoopass brands are priced in the same price range as competitive New Age beverage brands and products.

Employees

As of December 31, 2003, we had 38 full-time employees, 23 of whom were employed in sales and marketing capacities, 11 were employed in administrative capacities, and 4 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

Certain Factors That May Affect Future Results

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements” above.

Factors Relating to Our Company and Our Business

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include

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

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. We have entered into written agreements with many of our top distributors for varying terms and duration; however, most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no assurances as to the level of performance under those agreements, or that those agreements will not be terminated early. There is no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. There can be no assurance as to the number of cases sold by any of our distributors.

The bankruptcy, cessation of operations, or decline in business of a significant distributor could adversely affect our revenues, and could result in increased costs in obtaining a replacement.

For the year ended December 31, 2003, two distributors (out of our network of approximately 135 distributors) accounted for approximately 25% of the total number of cases of our beverage products sold. If these primary distributors were to stop selling our products or decrease the number of cases purchased, this could have an adverse impact on our revenues and financial results. In fact, in 2001 three of our top five distributors either filed for bankruptcy or went out of business. Although we subsequently entered into distribution agreements or letters of intent with new distribution partners for these three markets in late 2001 and early 2002, our revenues were adversely affected by downtime, transition costs and expenses resulting from the initial deployment of our products in each new distributor’s network. There can be no assurance that in the future we will be successful in finding new or replacement distributors if any our existing significant distributors cease operations, file for bankruptcy or terminate their relationship with us.

Our business plan and future growth is dependent in part on our distribution arrangements with national retail accounts. There are risks associated with this new distribution strategy.

During 2003 and into 2004, we entered into distribution arrangements with several large national retail accounts to distribute our products directly through their stores. Although we believe that our new “direct to retail” program will increase our national visibility among consumers, there are several risks associated with implementing our new distribution strategy. First, there is no assurance that we will be able to maintain continuing relationships with these national accounts, or that the arrangements may not be terminated early. The loss of any of these high-profile national accounts could negatively impact our revenues and our reputation. In addition, there is no assurance that we will be able to establish additional such distribution arrangements with other national retailers. Second, as we become more dependent on national retail chains, these retailers may charge more to carry our products or assert more pressure to reduce our pricing or offer significant product discounts. Any increase in costs for carrying our product, reduction in price, or demand for product discounts could have a material adverse affect on our profit margin. Finally, our new “direct to retail” distribution strategy may have an adverse impact on our existing relationships with our independent regional distributors, although we believe that increased visibility of our product through these national retailers may lead to increased product sales through our network of independent distributors.

Although we generated a profit in fiscal 2003, we have a history of operating losses and there are no assurances that we will be able to continue profitable operations into the future.

In fiscal 2003, we had earnings of approximately $367,000, compared to losses from operations in fiscal 2002 and 2001 of approximately $(1,057,000) and $(1,787,000), respectively. At December 31, 2003, we had an accumulated deficit of approximately $9,630,000. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2003, citing recurring losses from operations. We believe that to continue to operate at a profit we must:

•	increase the sales volume for our unique brands and products;

•	achieve and maintain efficiencies in operations;

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

We cannot assure you that we will meet these objectives or sustain profitability. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to maintain profitability. Our ability to increase sales from current sales levels will depend primarily on success in expanding our current markets, improving our distribution base, entering into “direct to retail” arrangements with national accounts, and introducing new unique brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

We need to effectively manage our growth and execution of our business plan. Any failure to do so would negatively impact our profitability.

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our production costs and general and administrative expense, and otherwise to execute on our business plan. We need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so, could increase our expenses and negatively impact our profit margin.

The loss of key personnel would directly affect our efficiency and profitability.

We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves as President and Chief Executive Officer, as well as the management, financial and operational skills of Jennifer L.

Cue, our Chief Financial Officer and Chief Operating Officer. We have in place with Mr. van Stolk a two-year employment agreement that expires on March 31, 2004, and we are currently negotiating a new employment agreement with Mr. van Stolk. We also have a three-year employment agreement with Ms. Cue that expires on September 30, 2006. We currently maintain key person life insurance on Mr. van Stolk in an amount we believe reasonable, and are also in the process of applying for key person life insurance on Ms. Cue. The loss of either of Mr. van Stolk’s or Ms. Cue’s services could have a material adverse affect on our business and operations, including our ability to develop and execute on a long-term, profitable business plan.

Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate our business successfully in the future, it may be necessary to further strengthen our management team. The hiring of any additional executives would increase our compensation expense.

We face currency risks associated with fluctuating foreign currency valuations.

For the year ended December 31, 2003, approximately 13.0% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollar has had a positive impact on our revenues attributable to sales in Canada, it has also negatively impacted our costs of goods. The majority of our products are produced and bottled in Canada through two of our co-packers. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar has similar relative adverse effect on our production costs. We are currently looking for alternative co-packing facilities in the U.S., as well as lower cost co-packers in Canada, in an attempt to reduce the impact of these currency fluctuations on our production costs. In addition, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers are converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2003, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

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

Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future Jones and Whoopass flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patent and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

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

At December 31, 2003, our cash and cash equivalents was approximately $316,000, we had approximately $1,507,000 in accounts receivable and approximately $2,001,000 in inventory. Our working capital at December 31, 2003 was approximately $1,948,000. Although we believe that net cash provided by operations and amounts available under our bank line of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures during fiscal 2004, a revenue shortfall could deplete our limited financial resources and require us to reduce costs and operations substantially or to raise additional funds through equity or debt financings. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2003, citing recurring losses from operations.

Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

We may need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing could have a material adverse effect on our business, results of operations and financial condition.

Certain Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 12 and 34. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, and WhoopAss brands will also be substantially dependent upon acceptance of the Jones Soda brand. Accordingly, any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

Opposition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Thomas Kemper, Boylans and Hansens. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than us, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as the recent media focus on obesity in youth. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

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

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

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

Certain Factors Related to Our Common Stock

Because our common stock is traded on the OTC Bulletin Board, a shareholder’s ability to sell shares in the secondary trading market may be limited.

Our common stock is currently listed for trading in the United States on the OTC Bulletin Board and in Canada on the TSX Venture Exchange. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange, like The New York Stock Exchange or American Stock Exchange.

Because our common stock is considered a “penny stock,” a shareholder may have difficulty selling shares in the secondary trading market.

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

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

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

We also lease approximately 1,000 square feet of office space in Vancouver, British Columbia for Cdn.$1,200 per month and on a month to month basis.

We believe our leased premises are suitable and adequate for their use and, in the opinion of management, are adequately covered by insurance.

We own no real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.    LEGAL PROCEEDINGS.

Effective on February 10, 2004, we entered into a final settlement agreement with Pro-Liquitech International, a former flavor concentrate supplier, resolving our respective disputes under the supply contract and agreeing to drop our respective claims and counterclaims in exchange for mutual waivers and releases. The arbitration proceeding that was initiated by Pro-Liquitech in February 2003 has been withdrawn, and our prior supply agreement has been terminated. The terms of the final settlement agreement were substantially as set forth in the short-form settlement agreement entered into by the parties in October 2003.

We are not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Common Stock

Our common stock is currently quoted for trading on traded on the OTC Bulletin Board under the symbol “JSDA.OB” and in Canada on the TSX Venture Exchange under the symbol “JSD.V”.

We initiated trading of our common stock on the OTC Bulletin Board on June 23, 2000. The following table shows, for each quarter of fiscal 2003 and 2002, the high and low closing sales prices as reported by the OTC Bulletin Board and the high and low closing sale prices as reported by the TSX Venture Exchange. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board		TSX Venture Exchange
	High	Low	High		Low
2003:
Fourth quarter	$2.50	$1.15	Cdn. $	2.95	Cdn. $	1.52
Third quarter	$1.35	$0.73	Cdn. $	1.90	Cdn. $	0.96
Second quarter	$0.88	$0.27	Cdn. $	1.15	Cdn. $	0.37
First quarter	$0.46	$0.23	Cdn. $	0.65	Cdn. $	0.33

2002:
Fourth quarter	$0.28	$0.17	Cdn. $	0.40	Cdn. $	0.28
Third quarter	$0.46	$0.22	Cdn. $	0.65	Cdn. $	0.36
Second quarter	$0.50	$0.38	Cdn. $	0.75	Cdn. $	0.55
First quarter	$0.57	$0.38	Cdn. $	0.95	Cdn. $	0.65

Holders

As of March 22, 2004, there were 20,444,096 shares of common stock issued and outstanding, held by approximately 266 holders of record.

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute four unique beverage brands,

•	Jones Soda Co., a “premium” soda,

•	Jones Naturals, a non-carbonated juice & tea,

•	Jones Energy, a citrus energy drink and

•	WhoopAss, a citrus energy drink.

We currently sell and distribute our products through our network of independent distributors throughout the United States and Canada. During the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. Although we continue to distribute product through existing distributors in the U.S. Northeast, U.S. Southeast and Eastern Canada, as part of our strategy in 2002, we cut our sale force in these regions to focus on our four core markets. In 2004, and through our independent distributor network, we will continue to focus on these four core markets, although in certain limited instances we may re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada with the right distributor partners.

In addition, beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and CostPlus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States is in addition to our existing arrangement for their stores in Canada that has been in place since 1999.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report.

Revenue Recognition

Our products are sold to distributors and various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our distributors and customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction to revenue (which resulted in a reduction in revenue of approximately $516,000 for 2003 compared to a reduction in revenue of approximately $470,000 for 2002). We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time. If we used a longer amortization period (such as 2 years), this would result in a proportionate increase in revenue being recognized for the period.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any balance greater than 60 days since invoice. In addition, we accrue a bad debt reserve, and this reserve amount is estimated as a percentage of total sales. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. For 2003, we accrued an average bad debt reserve of approximately $12,000 per month (or $144,000 for the year), which represented approximately 0.72% of our total sales. Our actual bad debt for 2003 was less than our accrued reserve and our financial statements include an adjustment to the accrued reserve to our actual bad debt experience. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of specific customer bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collectibles or if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and includes adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance of obsolescence products based on products that are over twelve months from production date.

Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002

Revenue

	Years Ended December 31,		Change
(Dollars in Thousands)	2003	2002
Revenue	$20,100	$18,566	8.3%

For the 2003 fiscal year, revenues were approximately $20,101,000, an increase of $1,534,000, or 8.3% over the approximate $18,567,000 in revenues for the 2002 fiscal year. This increase in revenues was primarily attributable to higher case sales and higher overall per case selling prices. In March 2003, we implemented a price increase on Jones Naturals, and we previously implemented a price increase on our Jones Soda product line in June 2002. Revenues from Jones Energy also reflect a higher per case selling price for our 16-oz. format that we launched in the second quarter of 2003, compared to our 8.4 oz. counterpart.

Consolidated case sales for fiscal 2003 were 1,548,000, an increase of 2.1% from case sales of 1,516,000 for fiscal 2002. The increase in case sales in fiscal 2003 includes case sales to our direct to retail national accounts, and reflects higher case sales of Jones Energy (up 46% from fiscal 2002), Jones Naturals (up 11% from fiscal 2002), and Jones Soda (up 2% from fiscal 2002). These increases more than offset decreased case sales for Whoopass (down 36% from fiscal 2002). The fiscal 2003 case sales also reflect the 17.8% increase in case sales in the comparable fourth quarters of fiscal 2003 (311,000) and fiscal 2002 (264,000). Consolidated case sales for fiscal 2003 with a translation to 288 ounce equivalent case sales were 1,691,000, an increase of 5.4% from 288 ounce equivalent case sales in fiscal 2002 of 1,604,000. We anticipate sales of Whoopass for fiscal 2004 will continue to be less than in the comparable period of fiscal 2003, or remain flat, as we are focusing our efforts more on the Jones Soda, Jones Naturals and Jones Energy brands. With respect to Jones Energy, we believe that consumers have responded favorably to our 16-oz. product, and that generally in the energy drink category there has been a gradual shift from 8.4 oz. to 16 oz. products. In addition, although our case sales of Jones Naturals increased year over year, we believe that during 2003 the market for non-carbonated juices, particularly 20 oz. brands, softened significantly across the industry; we intend to monitor and evaluate this carefully.

The overall increase in revenue was primarily attributable to our strategy of adding national accounts during 2003, consisting of Barnes & Noble (Jones Naturals), Panera Bread Company (Jones Soda and Jones Naturals), and CostPlus World Markets (Jones Soda). These national accounts provide greater visibility to our products, and we receive on average higher revenue per case, which is partially offset by higher freight expense and expense for customization of certain inventory. With the recent addition in March 2004 of our distribution arrangement into Starbucks stores in the United States, we anticipate that these national accounts will continue to positively impact our revenue in 2004.

During 2003 we continued our focus on selling our products through our independent distributor network primarily into four distinct regions consisting of the Northwest, the Southwest, the Midwest and Western Canada. For these distributor markets in fiscal 2003, we experienced increased case sales in the Northwest (up 15% from fiscal 2002), offset by decreases in the Southwest, the Midwest and Western Canada (down 16%, 1% and 3%, respectively, from fiscal 2002). We believe these declines in the Southwest were due to loss of placement in certain retail chains for certain of our products and some distributor transition issues. However, in the fourth quarter of 2003, case sales in the Midwest increased 30% over the fourth quarter of 2002, and may be indicative of a positive trend in that market. We believe this increase in the Midwest is primarily attributable to growth within existing distributors in that market and may reflect results from our strategy of focusing on our four core markets.

Gross Profit

	Years Ended December 31,		Change
(Dollars in Thousands)	2003	2002
Gross profit	$7,144	$5,994	19.2%
Percentage of revenue	35.5%	32.3%

For the 2003 fiscal year, gross profit was approximately $7,144,000, an increase of approximately $1,150,000 or 19.2% over the approximate $5,994,000 in gross profit for fiscal 2002. As a percentage of revenue, gross profit increased from 32.3% to 35.5% between the comparable fiscal years. Gross profit for 2002 was negatively affected by write downs in inventory of approximately $403,000 taken in the second and third quarters of 2002, whereas there were minimal inventory write downs in 2003. The increase in gross profit and gross profit as a percentage of revenue between the comparable years was also attributable to higher per case selling prices on Jones Soda and Jones Naturals, and sales of a one-time limited promotional package of Hot Wheels in July 2003 (which included a limited edition Hot Wheels Jones Soda R.V. as well as four bottles of Hot Wheels-themed Jones Soda). In addition, we had lower production costs for Jones Naturals as a result of changing our flavor concentrate supplier and co-packing arrangements for Jones Naturals. In addition, for our national accounts we experienced higher freight expense than for product sold through our distributor network, and expenses for customization of inventory; these increased expenses partially offset the higher revenues per case received from these national accounts. These improvements in gross profit were partially offset by higher cost of product on Jones Soda and Whoopass and lower gross margin on Jones Energy due to the new 16 ounce format.

Total Operating Expenses

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	Change
Promotion and selling	$4,603	$4,626	(0.5)%
General and administrative	2,174	2,424	(10.3)%

Total operating expenses	$6,777	$7,051	(3.9)%
Percentage of revenue	33.7%	38.0%

Total operating expenses for the 2003 fiscal year were approximately $6,777,000, a decrease of 3.9% from operating expenses of $7,051,000 for fiscal 2002. As a percentage of revenue, total operating expenses decreased to 33.7% from 38.0% between the comparable fiscal years. The decrease in total operating expenses was due primarily to improvements in general and administrative expense.

Promotion and Selling Expenses

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	Change
Promotion and selling	$4,603	$4,626	(0.5)%
Percentage of revenue	22.9%	24.9%

Promotion and selling expenses for fiscal 2003 were approximately $4,603,000, a decrease of $23,000, or 0.5%, over promotion and selling expenses of $4,626,000 for fiscal 2002. As a percentage of revenue, promotion and selling expenses improved to 22.9% for fiscal 2003 from 24.9% for fiscal 2002. During 2003, we reduced our corporate marketing spending and other brand imaging marketing programs to focus more on our core selling markets, and we had decreased salaries and wages associated with a new incentive-based compensation program for our sales force implemented in the first quarter of 2003. However, during the latter part of 2003, our expenses were higher due to our hiring new sales personnel to help build and grow our brands, and due to an increase in distributor programs, including a promotional program with Albertsons in our Western region in the third quarter. We expect that the increased compensation associated with a larger sales staff will result in higher promotional and selling expenses in fiscal 2004 over the comparable periods of fiscal 2003.

General and Administrative Expenses

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	Change
General and administrative	2,174	2,424	(10.3)%
Percentage of revenue	10.8%	13.1%

General and administrative expenses for fiscal 2003 were approximately $2,174,000, a decrease of 10.3% from $2,424,000 in 2002. As a percentage of revenue, general and administrative expenses decreased to 10.8% in fiscal 2003 from 13.1% in 2002. The decrease in general and administrative expense is primarily due to decreases in rent (due to a re-negotiated lease on our executive offices in March 2003) and in executive salaries (due in part to having only two current executives during 2003 compared to three executives during part of 2002), as well as a decrease in bad debt expense of $34,000. These savings were partially offset by non-cash stock based compensation expense of $114,000, as well as increases in legal fees and insurance expenses.

Other expense

We recorded other expense for the 2003 fiscal year of approximately $43,000, compared to other expense of approximately $127,000 in 2002. The major component of other expense in 2003 was foreign exchange loss, due in part to the strengthening of the Canadian dollar against the U.S. dollar. In addition, we had interest income of $25,000 in 2003 compared to $58,000 in interest expense in 2002, reflective of our decreased use of our line of credit.

Earnings (loss)

For fiscal 2003, we had earnings of approximately $324,000, compared to a loss of $(1,185,000) for fiscal 2002. The significant improvement in our earnings was due to increased revenue, higher margins and a reduction in general and administrative expenses.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings, as well as cash flow from operations.

As of December 31, 2003, we had working capital of approximately $1,948,000 compared to working capital of $1,288,000 as at December 31, 2002. The increase in working capital was primarily attributable to increased cash, accounts receivable and inventory as a result of increases in sales and cash flows from operations, more than offsetting increases in accounts payable.

Cash and cash equivalents were $316,000 as of December 31, 2003 compared to $50,000 as of December 31, 2002. Net cash from operating activities was $301,000 for fiscal 2003, compared to $847,000 for fiscal 2002. This decrease in net cash from operations reflects higher accounts receivable and inventory. We used $94,000 in investing activities in fiscal 2003, primarily for the purchase of coolers, computer equipment and registration of miscellaneous trademarks, compared to $63,000 in fiscal 2002. Cash flow from financing activities was $59,000 for fiscal 2003 and consisted primarily of proceeds from the exercise of stock options, payments received on a note receivable, and deferred revenue, partially offset by the repayment of our line of credit. During 2003, we determined that the $152,000 balance on a note receivable payable to us was not collectible, and wrote off that note receivable in full.

The increase in our accounts receivable from December 31, 2002 to December 31, 2003 from $933,000 to $1,507,000 was due principally from increased sales in the respective preceding quarters. Similarly, the increase in accounts payable from December 31, 2002 to December 31, 2003 from $1,765,000 to $2,060,000 was due principally to increasing sales and production requirements in the fourth quarter of 2003 compared to 2002.

On May 14, 2003, we entered into a credit facility with Capco Financial Company, a division of Cupertino National Bank, consisting of a one-year revolving line of credit of up to $3,000,000. This credit facility with Capco Financial replaced our prior credit facility with Wells Fargo Business Credit, which expired by its terms in June 2003. The amount available for borrowing from time to time under our revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 4% (8% as of December 31, 2003). The credit facility does not impose any financial covenants. As of December 31, 2003, we had no amounts outstanding under the line of credit, out of a total of $652,957 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, the line of credit require that all payments received on account receivable be submitted to our lender as collateral on the line of credit; if no amounts are outstanding on the line of credit the payment received by the lender are subject to a three-day hold before being released to us to allow for the application of funds. As of December 31, 2003, $272,581 included in cash and cash equivalents were subject to this three-day hold. This line of credit expires by its terms in May 2004. We intend to negotiate with our lender to renew the credit facility.

We do not have any current material commitments for capital expenditures.

Seasonality

We have experienced significant fluctuations in quarterly results that have been the result of many factors. In particular, like many other companies in the beverage industry, we generate a substantial percentage of our revenues during the warm weather months of April through September. Management believes that the demand for our products will continue to reflect such seasonal consumption patterns. In addition, our operating results are dependent upon the performance of our independent distributors, as well as competition in the industry and general economic conditions.

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

Investor Relations

During the 2003 fiscal year, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

ITEM 7.    FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and others performing similar functions. A copy of the Code of Ethics is included with this Report as Exhibit 14.

The other information called for by Part III, Item 9, is included in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 19, 2004, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 31, 2003, our fiscal year end.

ITEM 10.    EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 19, 2004, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information called for by Part III, Item 11, is included in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 19, 2004, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2003, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under our 1996 Stock Option Plan and 2002 Stock Option Plan, which are our only existing equity compensation plans. See also “Note 11 to Consolidated Financial Statements of Jones Soda Co.” included in this Report.

	(a)	(b)		(c)		(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options		No. of Shares Available for Future Issuance (1)		Total of Shares Reflected in Columns (a) & (c)
Equity Compensation Plans Approved by Shareholders(2)	2,397,000	$0.58	(3)	653,000	(4)	3,050,000
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A		N/A		N/A
TOTAL	2,397,000	$0.58	(3)	653,000	(4)	3,050,000

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 1996 Stock Option Plan and 2002 Stock Option Plan.
(3)	At December 31, 2003, there were outstanding options for a total of 1,020,000 shares with exercise prices in Canadian dollars, and outstanding options for a total of 1,377,000 shares with exercise prices in U.S. dollars. The weighted average of those exercise prices was $0.58 (U.S.), based on a currency exchange rate of 1.2975 Canadian to 1 U.S.

(4)	The 2002 Stock Option Plan initially provided for 1,500,000 shares available for issuance under the plan, with an increase of up to an additional 250,000 shares (or such lesser number as approved by the Board of Directors) on January 1 of each fiscal year during the 10-year term of the plan, beginning January 1, 2003 through and including January 1, 2012. Accordingly, as of December 31, 2003, a total of 1,750,000 shares were available for issuance under the 2002 plan, with an aggregate maximum of up to 3,750,000 shares available over the 10-year life of the 2002 plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 19, 2004, and is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2(3)++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(3)++	Bottle Supply Agreement dated January 11, 2002, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)++	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(4)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.

10.5A(5)	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.6(6)	Contract of Sale Security Agreement, dated May 14, 2003, between Jones Soda Co. and Capco Financial Company

10.7(6)	Contract of Sale Security Agreement, dated May 14, 2003, between Jones Soda (USA), Inc. and Capco Financial Company

10.8(7)	Employment Agreement with Peter van Stolk dated April 25, 2002

10.9(8)	Employment Agreement with Jennifer Cue dated October 1, 2003

10.10(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.11(9)	Jones Soda Co. 2002 Stock option plan

14.1**	Code of Ethics for Financial Officers

21.1(5)	Subsidiaries of Jones Soda Co.

23.1**	Consent of KPMG LLP

31.1**	Certification by Peter van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Jennifer Cue, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Peter van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Jennifer Cue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-KSB.
++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2002.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 11, 2003.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, Amendment No. 1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 30, 2002.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed on November 14, 2003.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.

(b) Reports on Form 8-K

We filed a report on Form 8-K on October 30, 2003, reporting the issuance of our news release on October 30, 2003 announcing our financial results for the third quarter of fiscal 2003, ended September 30, 2003, and announcing our quarterly earnings conference call on October 30, 2003.

We also filed a report on Form 8-K on December 15, 2003, reporting the issuance of our news release on December 11, 2003 announcing the appointment of Jack Gallagher to our board of directors, the resignation of Peter Cooper as a director and chairman of the board, and the appointment of Peter van Stolk as the new chairman of the board.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 19, 2004, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter M. van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2004

/s/ JENNIFER L. CUE Jennifer L. Cue	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2004

/s/ RON B. ANDERSON Ron B. Anderson	Director	March 29, 2004

/s/ SCOTT BEDBURY Scott Bedbury	Director	March 29, 2004

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 29, 2004

/s/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	March 29, 2004

/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 29, 2004

/s/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	March 29, 2004

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

AUDITORS’ REPORT

The Board of Directors and Stockholders

Jones Soda Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for each of the years in the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  KPMG LLP

Vancouver, Canada

February 10, 2004

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$315,988	$50,065
Accounts receivable (note 3)	1,507,374	932,654
Current portion of note receivable	—	73,939
Inventory (note 6)	2,000,924	1,760,188
Prepaid expenses and deposits	275,623	457,582

	4,099,909	3,274,428
Note receivable (note 4)	—	153,278
Deposits	—	29,464
Capital assets (note 7)	490,273	539,758
Intangible assets (note 8)	75,856	106,434

	$4,666,038	$4,103,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness (note 9)	$—	$114,833
Accounts payable and accrued liabilities	2,059,587	1,765,297
Current portion of capital lease obligations	41,630	56,706
Current portion of deferred revenue	50,000	50,000

	2,151,217	1,986,836
Capital lease obligations (note 10)	19,712	13,777
Deferred revenue (note 5)	100,000	301,979

Shareholders’ equity (note 11):
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 20,089,096 common stock (2002—19,800,596)	11,178,475	11,021,231
Additional paid-in capital	739,140	625,560
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,630,258)	(9,953,773)

	2,395,109	1,800,770

	$4,666,038	$4,103,362

Nature and continuance of operations (note 1)

Commitments	and contingencies (note 12)

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

	2003	2002
Revenue	$20,100,864	$18,566,564
Cost of goods sold	12,957,165	12,169,544
Write down of inventory	—	403,384

	12,957,165	12,572,928

Gross profit	7,143,699	5,993,636
Operating expenses:
Promotion and selling	4,603,219	4,626,086
General and administrative (note 11(a))	2,173,695	2,424,454

	6,776,914	7,050,540

Income (loss) from operations	366,785	(1,056,904)
Other income (expense):
Interest income (expense), net	25,066	(58,047)
Other income (expense)	(68,336)	(69,277)

	(43,270)	(127,324)

Earnings (loss) for the year	$323,515	$(1,184,228)

Earnings (loss) per share:
Basic	$0.02	$(0.06)
Diluted	0.02	(0.06)

Weighted average number of common stock:
Basic	19,871,180	19,800,596
Diluted	20,592,917	19,800,596

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

	Common stock		Reacquired stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive Income (loss)	Total Shareholders’ equity
	Number	Amount	Number	Amount
Balance, December 31, 2001	20,251,846	11,269,419	(200,000)	(13,333)	525,955	107,752	(8,769,545)	(105,872)	3,120,248
Stock-based compensation (recovery)	—	—	—	—	(118,500)	—	—	—	(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—	—	(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—	—	—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,184,228)	(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)	$(1,290,100)	$1,800,770
Options exercised	288,500	157,244	—	—	—	—	—	—	157,244
Stock-based compensation expense	—	—	—	—	113,580	—	—	—	113,580
Comprehensive loss:
Income for the year	—	—	—	—	—	—	323,515	323,515	323,515

Balance, December 31, 2003	20,089,096	$11,178,475	—	$—	$739,140	$107,752	$(9,630,258)	$(966,585)	$2,395,109

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Earnings (loss) for the year	$323,515	$(1,184,228)
Items not involving cash:
Depreciation and amortization	173,605	216,135
Loss on disposal of fixed assets	—	5,457
Stock-based compensation expense (recovery)	113,580	(118,500)
Changes in assets and liabilities:
Accounts receivable	(574,720)	1,386,815
Inventory	(240,736)	390,078
Prepaid expenses	211,423	61,922
Accounts payable and accrued liabilities	294,290	89,606

Net cash from (used in) operating activities	300,957	847,285
Cash flows from investing activities:
Purchase of capital assets	(82,386)	(32,346)
Proceeds on disposal of capital assets	—	800
Purchase of intangible assets	(11,156)	(31,323)

Net cash used in investing activities	(93,542)	(62,869)
Cash flows from financing activities:
Repayment under line of credit	(114,833)	(413,399)
Bank indebtedness	—	(129,446)
Repayment of capital lease obligations	(9,141)	(49,518)
Note receivable	75,238	(227,217)
Deferred revenue	(50,000)	101,979
Proceeds from exercise of options	157,244	—
Proceeds from exercise of warrants	—	—
Repurchase of escrow shares	—	(16,750)

Cash flows from (used in) financing activities	58,508	(734,351)

Net increase (decrease) in cash and cash equivalents	265,923	50,065
Cash and cash equivalents, beginning of year	50,065	—

Cash and cash equivalents, end of year	$315,988	$50,065

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$113,580	$118,500
Bad debt recovery	71,493	—
Increase in capital lease obligations	40,740	—
Write off of note receivable	151,979	—
Write off of deferred revenue	(151,979)	—

Cash paid during year for:
Interest received	$(45,295)	$—
Interest payments	—	65,715

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

1.    Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink,. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). Effective December 31, 1999, Urban Juice continued its incorporation in Wyoming. On August 3, 2000, Urban Juice reincorporated as a Washington corporation under the name Jones Soda Co. The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the year ended December 31, 2003 and 2002, the Company realized earnings of $325,515 and incurred losses of $1,184,228 respectively, and generated positive cash flows from operating activities. However, the Company’s ability to continue as a going concern may be dependent upon its ability to raise additional financing and also to generate future profitable operations.

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

(c)  Foreign currency translation:

At December 31, 1999, the Company migrated its primary operations to Seattle, Washington, and subsequently the majority of the Company’s transactions are originally denominated in US dollars. Accordingly, for the years ended December 31, 2003 and 2002, the functional currency of all companies within the group is the US dollar. As such, all foreign exchange gains or losses, including those arising from translating Canadian operations to US dollars, have been included in income. For the year ended December 31, 2003, the Company incurred a foreign exchange loss of $68,336 (2002—$69,277 loss).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

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

(f)  Capital assets:

Capital assets are recorded at cost and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

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

Consideration given by the Company to a customer (including a reseller of the Company’s products) are accounted for as a reduction of revenue when recognized in the Company’s income statement. For the twelve month period ended December 31, 2003, the deduction against revenue are $516,094 (2002-$469,904).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

(j)  Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2003, the Company incurred research and development costs of nil (2002—$232).

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for year ended December 31, 2003 and 2002 are presented as follows:

	Twelve Months Ended December 31
	2003	2002
Earnings (loss) as reported	$323,515	$(1,184,228)
Add: Stock-based employee compensation
expenses included in reported earnings (loss)	113,580	(118,500)

Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(149,270)	(71,193)

Pro forma earnings (loss)	$287,825	$(1,373,921)

Earnings (loss) per share
Basic—as reported	0.02	(0.06)
Basic—pro forma	0.01	(0.07)
Diluted—as reported	0.02	(0.06)
Diluted—pro forma	0.01	(0.07)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.75% (2002—2.75%), and (6) an estimated volatility of 77% (2002—75%)

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

The weighted average fair value of options granted in 2003 and 2002 was $0.36 and $0.06, respectively.

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

As at December 31, 2003, 285,000 options awards outstanding that were previously exercisable in Canadian dollars and subject to variable accounting were amended to be exercisable in United States dollars. Accordingly, variable accounting no longer applied to these options.

(l)  Advertising:

The Company expenses advertising costs as incurred. During the year ended December 31, 2003, the Company incurred advertising costs of $3,205,925 (2002—$3,389,260).

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

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will be realized.

(n)  Earnings (loss) per share:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

(o)  Comprehensive income (loss):

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statement of Shareholders’ Equity. Comprehensive income (loss) includes earnings (loss) and foreign currency translation adjustments.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

(p)  Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(q)  Recent accounting pronouncements:

In November 2002, the Financial Accounting Standards Board in the United States issued Emerging Issue Task Force 00-21 (“EITF 00-21”). EITF 00-21, which, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair value to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted ETIP 00-21 which had no material effect on the Company’s financial results.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS No. 148”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. The Company has adopted the disclosure provisions of FAS No. 148 in these consolidated financial statements, as disclosed in note 2(k).

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company has adopted FAS No. 150 which had no effect on the Company’s financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. The Company has adopted FAS No. 149, which had no effect the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), subsequently amended, which requires the consolidation of a variable interest entity by the primary beneficiary. FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity. FIN 46 is applicable to variable interest entities created after January 31, 2003. Entities created prior to February 1, 2003 must be consolidated effective December 31, 2003. However, because we do not have any variable interest entities, there is no impact on the Company’s financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted FIN 45, which had no effect on the Company’s financial statements.

3.    Accounts receivable:

	2003	2002
Trade	$2,118,752	$1,580,270
Other	53,949	104,001
Receivable from related party	—	11,702
Allowance for doubtful accounts	(665,327)	(763,319)

	$1,507,374	$932,654

Supplementary information on the allowance for doubtful accounts:

	2003	2002
Allowance for doubtful accounts:
Beginning of year	$763,319	$741,907
Bad debts expense	—	172,500
Recoveries and other adjustments	(97,992)	(151,088)

End of year	$665,327	$763,319

4.    Note receivable:

On September 5, 2002, the Company sold certain Licensing Rights (the “Rights”) and inventory to a third party, Energy Shots, LLC (“Energy Shots”). The Rights include the trademark, formulation, format and the concentrate of the Whoopass Energy shots product. The assets sold and their assigned values at the date of sale were as follows:

	2003	2002
Licensing rights	$—	$151,979
Inventory	—	75,238

	$—	$227,217

As consideration for the sale, the Company received a note receivable for $227,217. The note receivable bears interest at the rate of 7.5% compounded on a quarterly basis, is due on a quarterly basis in twelve installments of $18,484 (principal) and interest commencing January 5, 2003, and is guaranteed by the principal owner of Energy Shots up to a maximum of $78,267. As of December 31, 2003, the Company received payments

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

of $75,238, and considers the balance of the note receivable as uncollectable due to the uncertainty of additional repayments. The remaining note receivable of $151,979 was written off, and deferred revenue was reduced by the same amount, as discussed in note 5.

As a part of the agreement, Energy Shots purchased all concentrate related to the Rights from the Company at cost plus a royalty fee of $2.11 per case. At December 31, 2003, there has been no royalty revenue recorded relating to this agreement.

	2003	2002
Note receivable	$—	$227,217
Current portion of note receivable	—	(73,939)

	$—	$153,278

5.    Deferred revenue:

	2003	2002
Deferred revenue	$150,000	$351,979
Current portion of deferred revenue	(50,000)	(50,000)

	$100,000	$301,979

In 2001, the Company secured a new distributor to replace a previous distributor that went bankrupt. As part of the distribution agreement, the Company received a $250,000 non-refundable cash payment from its new distributor which was recorded as deferred revenue and is being amortized on a straight-line basis over the five years, representing management’s current best estimate of the period of imputed benefit from the initial distribution agreement. During 2003, $50,000 has been recognized in revenue.

As discussed in note 4, the Company sold certain Rights and inventory to Energy shots. The Company recorded deferred revenues of $151,979 on the sale of the Rights which is being amortized as cash payments are received on the note receivable consideration for the sale. For the year ended December 31, 2003, deferred revenue was written off against the note receivable.

6.    Inventory:

	2003	2002
Finished goods	$1,460,550	$1,200,236
Raw materials	540,374	599,952

	$2,000,924	$1,760,188

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

7.    Capital assets:

	2003	2002
Automotive	$85,848	$83,848
Equipment	922,273	845,066
Office and computer equipment	552,147	548,967

	1,560,268	1,477,881
Accumulated depreciation	(1,069,995)	(938,123)

	$490,273	$539,758

Included in fixed assets are assets under capital leases with a net book value of $75,710 (2002—$140,582).

8.    Intangible assets:

	2003	2002
Trademarks and patents	$314,949	$304,792
Accumulated amortization	(240,093)	(198,358)

	$75,856	$106,434

9.    Bank indebtedness:

	2003	2002
Bank indebtedness	$—	$—
Line of credit	—	114,833

	$—	$114,833

On May 14, 2003, a credit facility was granted to the Company by Capco Financial Company, a division of Cupertino Bank, consisting of one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 4% (8% at December 31, 2003). The credit facility does not impose any financial covenants. As of December 31, 2003, the Company had $Nil outstanding under the line of credit, out of total of $652,957 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, part of the agreement requires that all payments received on account receivable are submitted to Capco as collateral on the line of credit; if no amounts are outstanding on the line of credit the payment received by Capco are subject to a 3 day hold to allow for the application of funds. As of December 31, 2003, $272,581 included in cash and cash equivalents are subject to this 3 day hold.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

10.    Capital lease obligations:

The Company’s scheduled payments, including interest at 9.25%, at December 31, 2003 are as follows:

2004	41,630
2005	19,712

$61,342

11.    Shareholders’ equity:

(a)  Stock options:

In 1996, the Company adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 the Company adopted another stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the Plans).

The Board of Directors determines the terms and conditions of the options granted under the Plans, including the exercise price and vesting schedule. The exercise price for qualified incentive stock options cannot be less than the fair market value of the underlying stock at the date of grant, and the maximum term is five years from the date of grant. Options granted generally vest over a period of 18 months.

Where options issued after January 18, 2001 have an exercise price in currency that is not either the (a) functional currency of the Company or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

During the year ended December 31, 2001, the Company granted options in Canadian dollars when the functional currency of the Company and the currency in which employees are paid is the US dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant. During the year ended December 31, 2003 these options were amended to change the exercise currency of these options to the functional currency of the Company. As a result of the amendment, these employee options are no longer considered as variable options and no further compensation expense will be recognized.

For the year ended December 31, 2003, the Company granted all options in US dollars. Included in general and administrative expenses for 2003 is stock-based compensation (recovery) of $113,580 (2002—($118,500)).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2000	2,069,000	0.68	1.02
Options granted	437,000	0.60	0.95
Options exercised	(35,000)	(0.51)	(0.81)
Options cancelled	(170,500)	(0.69)	(1.10)

Balance at December 31, 2001	2,300,500	0.63	1.00
Options granted	482,000	0.49	0.77
Options cancelled	(239,000)	(0.84)	(1.33)

Balance at December 31, 2002	2,543,500	$0.59	$0.92
Option granted	651,000	0.36	0.46
Options exercised	(288,500)	(0.55)	(0.74)
Options cancelled	(509,000)	(0.81)	(1.06)

Balance at December 31, 2003	2,397,000	$0.58	$0.76

The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2003:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.25 to $0.46	745,750	4.04	$0.35	$0.45	481,500	$0.37	$0.48
$0.50 to $0.66	856,250	2.03	0.58	0.75	856,250	0.58	0.75
$0.77 to $1.10	795,000	0.4	0.81	1.05	770,625	0.80	1.04

	2,397,000		$0.58	$0.76	2,108,375	$0.61	$0.79

(b)  Warrants:

In March, 2000, the Company issued 25,000 warrants in connection with the provision of a $3,000,000 line of credit. The warrants had an exercise price of $0.85 and an expiry date of March 22, 2002. All of these warrants expired unexercised in 2002.

12.    Commitments and contingencies:

The Company has lease commitments for office and warehouse premises expiring on February 28, 2005. During the year ended December 31, 2003, the Company incurred rental expenses of $93,205 (2002—$160,517).

On February 25, 2003, the Company received a Notice of Request for arbitration from a supplier with regards to a pricing dispute. The arbitration has been settled and did not have a material adverse effect on the Company’s financial condition or results of operations.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

On January 1, 2004, the Company entered into a supply agreement with its glass producer. The contract requires the Company to purchase a total of 487,000 gross bottles for Jones Naturals 20 oz over a 2-year period or the glass producer will charge for the cost of the mold. As of December 31, 2003 the cost of the 20 oz Jones Natural mold was $191,048. Upon completion of the 2 year supply contract any differences between the committed amount required and the actual amount purchased will be paid to the supplier by the Company no later than December 31, 2005. The estimated average cost per bottle is from $.027 and $.003.

13.    Income taxes:

US and Canadian components of income (loss) before income taxes were:

	2003	2002
US	$(134,419)	$(1,325,539)
Canadian	457,934	141,311

	$323,515	$(1,184,228)

Income tax expense attributable to income (loss) before taxes was nil for years ended December 31, 2003 and 2002 by applying the US federal income tax rate of 35% (Canadian federal income tax rates for 2003 and 2002 are 37.62% and 39.62% respectively).

	2003	2002
Computed “expected” tax expense	$125,228	$(407,951)
Increase (reduction) in income taxes resulting from:
Other permanent differences	7,995	11,332
Losses deferred to future periods (previously unrecognized benefits applied)	(72,839)	481,496
Other, net	(60,384)	(84,877)

	$—	$—

The Company’s deferred tax expense was nil for the years ended December 31, 2003 and 2002 respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, in the Company’s two tax jurisdictions, are presented below:

United States:

	2003	2002
Loss carryforwards	$2,419,639	$2,468,657
Fixed assets	(46,495)	(51,724)
Intangible assets	514,197	551,669
Other	282,064	212,113

	3,169,405	3,180,715
Valuation allowance	(3,169,405)	(3,180,715)

Net deferred tax asset	$—	$—

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2003 and 2002

Canadian (in Canadian dollars):

	2003	2002
Loss carryforwards	$286,840	$482,411
Fixed assets	285,851	280,755
Intangible assets	(62,729)	(61,865)

	509,962	701,301
Valuation allowance	(509,962)	(701,301)

Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at December 31, 2003, the Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full valuation allowance.

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $6,913,254 in the US, which are available to offset future federal taxable income, if any.

The net operating loss carryforwards expire as follows:

2011	$274,992
2012	205,277
2018	487,515
2019	465,535
2020	2,548,550
2021	1,644,360
2022	1,033,202
2023	253,823

$6,913,254

In Canada, net operating loss carryforwards of $805,279 (in Canadian dollars) are available to offset future federal taxable income, if any.

The net operating loss carryforwards expire as follows:

2005	$783,827
2006	2,378
2007	19,074

$805,279

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

14.    Segmented information and export sales:

The Company operates in one industry segment, with operations during 2003 in the United States, Canada, Guam and Bermuda. During the year ended December 31, 2003 sales in Canada were approximately $2,607,407 (2002—$2,610,726). Sales in the United States were approximately $17,393,882 (2002—$15,955,838). Sales in Guam and Bermuda were $99,575 (2002—Nil). Sales have been assigned to geographic locations based on the location of customers.

As at December 31, 2002, the net book value of long-lived assets held in the United States was $401,580 (2002—$441,134). The net book value of long-lived assets held in Canada was $88,693 (2002—$98,624).

15.    Financial instruments:

(a)  Fair values:

As at December 31, 2003, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

(b)  Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 90% (2002—82%) while customers in Canada represent 10% (2002—18%) of year end accounts receivable balances. No single customer represents in excess of 10% of revenues for the years ended December 31, 2003 and 2002.

16.    Subsequent Event:

On March 15, 2004, the Company announced it has secured distribution of Jones Soda into Starbuck Stores in the United States and Canada. Two flavors of Jones Soda, Root Beer and Sugar-Free Black Cherry, will be available in more than 3,900 Starbucks locations across the United States. In addition, Sugar-Free Ginger Ale has now been added in all Canadian Starbucks stores, of which there are approximately 400. The Company believes that this distribution arrangement, together with the Company’s other national retail accounts, will positively impact revenue in 2004.