Form 10QSB
period 2004-03-31
JONES SODA CO
filed 2004-05-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2004, the issuer had 20,444,096 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and its wholly owed subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Other Factors that May Affect Operating Results” as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CURRENCY TRANSLATION

Unless otherwise stated, all dollar figures stated in this Report are in United States dollars. Our financial statements are reported in United States dollars.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

March 31, 2004 with comparative figures for December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (note 4)	$761,039	$315,988
Accounts receivable	2,586,728	1,507,374
Inventory (note 3)	1,915,390	2,000,924
Prepaid expenses	275,381	275,623

	5,538,538	4,099,909

Capital assets	519,222	490,273

Intangible assets	66,972	75,856

	$6,124,732	$4,666,038

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness (note 4)	$—	$—
Accounts payable and accrued liabilities	3,033,700	2,059,587
Current portion of capital lease obligations	31,655	41,630
Current portion of deferred revenue	50,000	50,000

	3,115,355	2,151,217

Capital lease obligations, less current portion	19,712	19,712

Deferred revenue	87,500	100,000

Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,444,096 common shares (2003 – 20,089,096)	11,395,170	11,178,475
Additional paid-in capital	742,444	739,140
Accumulated other comprehensive income	107,752	107,752
Deficit	(9,343,201)	(9,630,258)

	2,902,165	2,395,109

	$6,124,732	$4,666,038

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2004 and 2003

	2004	2003
Revenue	$5,802,247	$3,860,620

Cost of goods sold	3,888,661	2,569,854

Gross profit	1,913,586	1,290,766

Operating expenses:
Promotion and selling	1,108,411	862,425
General and administrative	521,275	478,187

	1,629,686	1,340,612

Earnings (loss) from operations	283,900	(49,846)

Other income (expense):
Interest income (expense), net	(2,997)	(28,169)
Other income (expense)	6,154	5,933

	3,157	(22,236)

Earnings (loss) for the period	$287,057	$(72,082)

Earnings (loss) per share, basic	$0.01	$(0.00)
Earnings (loss) per share, diluted	0.01	(0.00)

Weighted average common stock, basic	20,322,707	19,800,596
Weighted average common stock, diluted	21,885,412	19,800,596

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss)

(Expressed in U.S. dollars)

Three months ended March 31, 2004 (Unaudited )

Years ended December 31, 2003 and 2002

	Common stock		Reacquired Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive income (loss)	Total shareholders’ equity
	Number	Amount	Number	Amount
Balance, December 31, 2001	20,251,846	$11,269,419	(200,000)	$(13,333)	$525,955	$107,752	$(8,769,545)	$—	$3,120,248

Stock-based compensation (recovery)	—	—	—	—	(118,500)	—	—		(118,500)
Repurchase escrow shares	—	—	(251,250)	(16,750)	—	—	—		(16,750)
Cancelled escrow shares	(451,250)	(248,188)	451,250	30,083	218,105	—	—		—
Comprehensive loss:
Loss for the year	—	—	—	—	—	—	(1,184,228)	$(1,184,228)	(1,184,228)

Balance, December 31, 2002	19,800,596	$11,021,231	—	$—	$625,560	$107,752	$(9,953,773)	—	$1,800,770

Options exercised	288,500	157,244	—	—	—	—	—		157,244
Stock-based compensation	—	—	—	—	113,580	—	—		113,580
Comprehensive Income:
Earnings for the year	—	—	—	—	—	—	323,515	$323,515	323,515

Balance, December 31, 2003	20,089,096	$11,178,475	—	$—	$739,140	$107,752	$(9,630,258)	$—	$2,395,109

Options exercised	355,000	216,695	—	—	—	—	—		216,695
Stock-based compensation	—	—	—	—	3,304	—	—		3,304
Comprehensive Income:
Earnings for the period	—	—	—	—	—	—	287,057	$287,057	287,057

Balance, March 31, 2004	20,444,096	$11,395,170	—	$—	$742,444	$107,752	$(9,343,201)	$—	$2,902,165

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

( Unaudited )

Three months ended March 31, 2004 and 2003

	2004	2003
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$287,057	$(72,082)
Items not involving cash:
Depreciation and amortization	41,850	39,107
Non-cash stock based compensation	3,304	—
Changes in assets and liabilities:
Accounts receivable	(1,079,354)	(917,228)
Note receivable	—	21,257
Inventory	85,534	339,697
Prepaid expenses	242	122,145
Accounts payable and accrued liabilities	974,113	337,152

Net cash from (used in) operating activities	312,746	(129,952)

Cash flows used in investing activities:
Purchase of capital assets	(62,530)	(14,572)
Purchase of intangible assets	(585)	(3,747)
Proceed on disposition of capital asset	1,200	—

Net cash used in investing activities	(61,915)	(18,319)

Cash flows from (used in) financing activities:
Net borrowing under line of credit	—	79,958
Bank indebtedness	—	37,926
Net repayment of capital lease obligations	(9,975)	(11,037)
Deferred revenue	(12,500)	(8,641)
Proceeds from exercise of options	216,695	—

Net cash from financing activities	194,220	98,206

Net increase (decrease) in cash and cash equivalents	445,051	(50,065)

Cash and cash equivalents, beginning of year	315,988	50,065

Cash and cash equivalents, end of period	$761,039	$—

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$3,304	$—
Cash paid during the period:
Interest payment	3,082	28,169

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2004

1.	Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

The Company’s future operations are dependent upon the market’s acceptance of its products. There can be no assurance the Company will be able to secure sufficient market acceptance for its products to generate income from operations. Operations to date have primarily been financed through the issuance of common stock and short-term debt. These consolidated financial statements have been prepared on a basis that assumes the realization of assets and settlement of liabilities in the normal course of business. During the three month period ended March 31, 2004, the Company had net earnings of $287,057 and generated positive cash flows from operating activities. However, the Company’s ability to continue as a going concern may be dependent upon its ability to raise additional financing and its ability to generate future profitable operations.

2.	Significant accounting policies:

(a)	Basis of presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2004

(c)	Foreign currency translation:

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to US dollars, have been included in income. For the period ended March 31, 2004, the Company incurred a foreign exchange gain of $6,154 (2003 –$5,933).

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

Three months ended March 31, 2004

For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

Consideration given by the Company to a customer (including a reseller of the Company’s products) are accounted for as a reduction of revenue when recognized in the Company’s income statement. For the three month period ended March 31, 2004, the deduction against revenue is $79,035 (2003-$118,000).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the period ended March 31, 2004, the Company incurred research and development costs of $ nil (2003- nil).

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

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2004

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for the period ended March 31, 2004 are presented as follows:

	Three Months ended March 31
	2004	2003
Earnings (loss) as reported	$287,057	$(72,082)

Add: Stock-based employee compensation expenses included in reported earnings (loss)	3,304	—

Deduct: Total stock-based employee Compensation expenses determined under fair value method for all awards	(139,567)	(8,450)

Pro forma earnings (loss)	$150,794	$(80,532)

Earnings (loss) per share

Basic - as reported	0.01	0.00
Basic - pro forma	0.01	0.00
Diluted -as reported	0.01	0.00
Diluted -pro forma	0.01	0.00

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.63% to 1.95% (2003 – 1.51%), and (6) an estimated volatility of 86% (2003 – 76%)

The weighted average fair value of options granted in 2004 and 2003 was $0.96 and $0.36, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the three month period ended March 31, 2004, the Company incurred advertising costs of $748,440 (2003 - $628,320).

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

Three months ended March 31, 2004

(n)	Earnings (loss) per share:

Basic earnings (loss) per share is computed using the weighted average number of common share outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

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

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	March 31 2004	December 31 2003
Finished goods	$1,259,329	$1,460,550
Raw materials	656,061	540,374

	$1,915,390	$2,000,924

4. Bank indebtedness:

On May 14, 2003, a credit facility was granted to the Company by Capco Financial Company, a division of Cupertino Bank, consisting of a one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 4% (8% at March 31, 2004). The credit facility does not impose any financial covenants. As of March 31, 2004, the Company had $Nil outstanding under the line of credit, out of total of $1,778,405 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit the payment received by Capco are subject to a 3 day hold to allow for the application of funds. As of March 31, 2004, $369,179 included in cash and cash equivalents are subject to this 3 day hold.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2004

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam and Bermuda. During the three month periods ended March 31, 2004 sales in the United States were approximately $5,105,457 (2003 - $3,422,324); sales in Canada were approximately $680,392 (2003 - $438,296), and sales in Guam and Bermuda were approximately $16,398 (2003 – Nil).

6.	Earnings (loss) per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended March 31
	2004	2003
Earnings (loss) for the period	$287,057	$(72,082)
Weighted average number of common stock outstanding:
Outstanding at March 31, 2004	20,444,096	19,800,596
Basic	20,322,707	19,800,596
Dilutive stock options	1,562,705	—
Diluted	21,885,412	19,800,596
Earnings (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

7.	Commitments and contingencies:

On January 1, 2004, the Company entered into a supply agreement with its glass producer. The contract requires the Company to purchase a total of 487,000 gross bottles for Jones Naturals 20 oz over a 2-year period or the glass producer will charge for the cost of the mold. As of March 31, 2004, the cost of the 20 oz Jones Natural mold was $188,204. Upon completion of the 2 year supply contract any differences between the committed amount required and the actual amount purchased will be paid to the supplier by the Company no later than December 31, 2005. The estimated average cost per bottle ranges from $.0027 to $.003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute four unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Naturals™, a non-carbonated juice & tea;

•	Jones Energy™, a citrus energy drink; and

•	WhoopAss™, a citrus energy drink.

We currently sell and distribute our products through our network of independent distributors throughout the United States and Canada. During the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. Although we continue to distribute product through existing distributors in the U.S. Northeast, U.S. Southeast and Eastern Canada, as part of our strategy in 2002, we cut our sale force in these regions to focus on our four core markets. In 2004, and through our independent distributor network, we will continue to focus on these four core markets, although in certain limited instances we intend to re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada with the right distributor partners.

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

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue (which resulted in a reduction in revenue of approximately $79,035 for the three-month period ended March 31, 2004 compared to a reduction in revenue of approximately $118,000 for the three month period ended March 31, 2003. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of specific customer bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or several customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date.

Results of Operations for the Three Months Ended March 31, 2004

Revenue

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Revenue	$5,802	$3,861	50.3%

For the three-months ended March 31, 2004, revenues were approximately $5,802,000, an increase of $1,941,000, or 50.3% over the $3,860,000 in revenues for the three months ended March 31, 2003. The increase in revenues during the three months ended March 31, 2004 from the comparable period in 2003 was primarily attributable to higher case sales of Jones Soda and Jones Naturals, partially offset by a decrease in sales of Jones Energy and Whoopass, and also attributable to higher overall per case selling prices, all as described in more detail below.

Consolidated case sales for the first quarter of fiscal 2004 were approximately 453,000, an increase of 47.0% from case sales of approximately 308,000 for the first quarter of fiscal 2003. The increase in case sales between the comparable quarters reflects higher case sales of Jones Soda (up 58.2% from the first quarter of fiscal 2003) and Jones Naturals (up 5.4% from the first quarter of fiscal 2003). These increases more than offset decreased case sales for Whoopass (down 29.7% from the first quarter of fiscal 2003) and Jones Energy (down 1.7% from the first quarter of fiscal 2003). Consolidated case sales for the first quarter of fiscal 2003 with a translation to 288-ounce equivalent case sales were approximately 487,000, an increase of 27.1% from 288-ounce equivalent case sales for the first quarter of fiscal 2003 of approximately 383,000.

Notably, revenues for the first quarter of fiscal 2004 include sales through our four current “direct to retail” national accounts (consisting of Barnes & Noble, Panera Bread Company, CostPlus World Markets, and Starbucks Coffee Company), whereas revenues for the first quarter of fiscal 2003 included only one such national account, Barnes & Noble which was launched in February 2003. Revenues for the first quarter of fiscal 2004 also reflect certain increased selling prices implemented during 2003, including a price increase on Jones Naturals in March 2003, and also reflect a higher per case selling price for our 16-oz. format of Jones Energy that we launched in the second quarter of 2003 (compared to our 8.4 oz. Counterpart). These price increases are not reflected in the comparable quarter of fiscal 2003.

In addition to our increased case sales through our national retail accounts, during the first quarter of fiscal 2004, we also saw improvements in case sales through our distributor network. In particular, in our four core markets we experienced increased case sales in the U.S. Midwest, the U.S. Southwest, and Western Canada, more than offsetting decreases in the U.S. Northwest. In addition, in our non-core markets of Eastern Canada and the U.S. Northeast/Southeast we experienced increases in case sales over the first quarter of fiscal 2003. In addition, effective January 1, 2002, all slotting fees are recorded as a reduction of revenue, resulting in a reduction in revenue of approximately $79,000 for the three-month period ended March 31, 2004 compared to a reduction in revenue of approximately $118,000 for the three-month period ended March 31, 2003.

Gross Profit

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Gross profit	$1,914	$1,291	48.3%
Percentage of revenue	33.0%	33.4%

For the three-month period ended March 31, 2004, gross profit was approximately $1,914,000 and an increase of approximately $623,000, or 48.3% versus the $1,291,000 in gross profit for the three months ended March 31, 2003. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly overall lower gross margin. For the comparable three months ended March 31, 2004 and 2003, gross profit as a percentage of revenue slightly decreased from 33.4% to 33.0%. The decrease in gross profit as a percentage of revenue was primarily attributable to higher co-packing costs in Canada on 100% of our Jones Soda product, due to the strengthening of the Canadian dollar against the U.S. dollar. In an effort to mitigate the impact of a rising Canadian dollar, we are moving some of our bottling capabilities to the U.S. and expect this to occur during the latter part of the second quarter of fiscal 2004. In addition to the impact of currency exchange rates, our gross margin was also impacted by a higher freight costs for distributing product to our national accounts, including to all of the Starbucks locations, and by expenses for customization of inventory; these increased expenses partially offset the higher revenues per case received from these national accounts. These negative impacts on our margin were partially helped by a slightly higher gross margin on Jones Energy resulting from lower freight costs for that product in 2004, offsetting the increased cost of product for the new 16 ounce format.

Total Operating Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Promotion and selling	$1,109	$862	28.5%
General and administrative	$521	$478	9.0%

Total operating expenses	$1,630	$1,341	21.6%
Percentage of revenue	28.1%	34.7%

Total operating expenses for the three-month period ended March 31, 2004 were approximately $1,630,000. Total operating expenses increased by $289,000, or 21.6% versus operating expenses of $1,341,000 for the three months ended March 31, 2003. For the three-month period ended March 31, 2004, total operating expenses as a percentage of revenue decreased to 28.1% from 34.7% over the comparable period in 2003. The increase in total operating expenses in absolute dollars was attributable primarily to an increase in promotion and selling expenses as well as a slight increase in general and administrative expenses.

Promotion and Selling Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
Promotion and selling	$1,109	$862	28.5%
Percentage of revenue	19.1%	22.3%

Promotion and selling expenses for the three-month period ended March 31, 2004 were approximately $1,109,000 and an increase of $247,000, or 28.5% versus promotion and selling expenses of $862,000 for the three months ended March 31, 2003. Promotion and selling expenses as a percentage of revenue decreased to 19.1% for the three months ended March 31, 2004 from 22.3% over the comparable period in 2003. The increase in promotion and selling expenses was primarily attributable to the increased volume and the variable nature of our distributor programming, as well as increased salaries and wages associated with an increased size of our sales force.

General and Administrative Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003	Change
General and administrative	$521	$478	9.0%
Percentage of revenue	9.0%	12.4%

General and administrative expenses for the three-month period ended March 31, 2004 were approximately $521,000, an increase of $43,000 or 9.0% from the comparable period of $478,000 in 2003. General and administrative expenses as a percentage of revenue decreased to 9.0% for the three months ended March 31, 2004 from 12.4% over the comparable period in 2003. The increase in general and administrative expenses in absolute dollars is primarily due to an increase for the period in training expenses, miscellaneous filing charges, bank charges, partially offset by a decrease in legal expenses and consulting expenses.

Other Income (Expense)

Other income for the three-month period ended March 31, 2004 was approximately $3,000, an improvement of approximately $25,000 from the $22,000 expense for the comparable period in 2003. Other expense in 2004 was interest expense, while other income was a foreign exchange gain. Other expense in 2004 related to accrued interest expense for our line of credit due to a minimum-borrowing requirement during that period. Other income in 2004 included foreign exchange gains.

Net Income (Loss)

Net income for the three-month period ended March 31, 2004 was approximately $287,000, or $0.01 per diluted share, and compares to a net loss for the comparable period in 2003 of $72,000, or ($0.00) per diluted share. The increase in net income for the comparable three-month period was due primarily to an improvement in earnings from operations.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings, as well as cash flow from operations.

As of March 31, 2004, we had working capital of approximately $2,423,000 compared to working capital of $1,948,000 at December 31, 2003. The increase in working capital was primarily attributable to an increase in cash and accounts receivable due to increasing sales.

Cash and cash equivalents were $761,000 at March 31, 2004 compared to $316,000 at December 31, 2003. Net cash from operating activities was $313,000 for the three months ended March 31, 2004, compared to $130,000 used in operating activities for the three months ended March 31, 2003. This increase in net cash from operations reflects our positive earnings for the quarter and increases in accounts receivable and accounts payable. We used $62,000 in investing activities for the period ending March 31, 2004 primarily for the purchase of coolers and registration of miscellaneous trademarks, compared to $18,000 in the comparable quarter in fiscal 2003. Cash flow from financing activities was $194,000 and consisted primarily of proceeds from the exercise of stock options.

On May 14, 2003, we entered into a credit facility with Capco Financial Company, a division of Cupertino National Bank, consisting of a one-year revolving line of credit of up to $3,000,000. This credit facility with Capco Financial replaces the prior credit facility with Wells Fargo Business Credit, which expired by its terms in June 2003. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 4% (8% as of March 31, 2004). The credit facility does not impose any financial covenants. This credit facility was extended to June 30, 2004, while we negotiate a renewal of the line of credit. As of March 31, 2004, we had no amounts outstanding under the line of credit, out of a total of $1,778,405 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, the line of credit require that all payments received on account receivable be submitted to our lender as collateral on the line of credit; if no amounts are outstanding on the line of credit the payment received by the lender are subject to a three-day hold before being released to us to allow for the application of funds. As of March 31, 2004, $369,179 included in cash and cash equivalents were subject to this three-day hold. Bank indebtedness represents checks outstanding.

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

Other Factors that May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as its “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to operate profitably;

•	the availability of financing, whether on terms acceptable to us, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	our ability to comply with federal, state and provincial laws and regulations and any changes or amendments thereon, and the cost and effect of such compliance;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

Investor Relations

During the quarter ended March 31, 2004, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on March 4, 2004 reporting our financial results for the fourth quarter and fiscal year ended December 31, 2003.

We filed a Current Report on Form 8-K on March 15, 2004 reporting our distribution arrangement with Starbucks Coffee Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 14, 2004

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer
(principal financial and accounting officer)