Form 10QSB
period 2004-06-30
JONES SODA CO
filed 2004-08-06
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

As of June 30, 2004, the issuer had 20,721,346 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

Index			Page
EXPLANATORY NOTE			3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS			3

CURRENCY TRANSLATION			3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	a)	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4
	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	5
	c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) for the six months ended June 30, 2004 and years ended December 31, 2003 and 2002	6
	d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	7
	e)	Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation		13

Item 3	Controls and Procedures		19

PART II. OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Shareholders		19

Item 6	Exhibits and Reports on Form 8-K		19

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

June 30, 2004 with comparative figures for December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$523,358	$315,988
Accounts receivable	2,720,156	1,507,374
Inventory (note 3)	3,223,809	2,000,924
Prepaid expenses	362,118	275,623

	6,829,441	4,099,909
Capital assets	673,551	490,273
Intangible assets	58,468	75,856

	$7,561,460	$4,666,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,589,028	$2,059,587
Current portion of capital lease obligations	57,648	41,630
Current portion of deferred revenue	50,000	50,000

	3,696,676	2,151,217
Capital lease obligations, less current portion	133,446	19,712
Deferred revenue	75,000	100,000
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,721,346 common shares (2003 – 20,089,096)	11,588,494	11,178,475
Additional paid-in capital	748,981	739,140
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,788,889)	(9,630,258)

	3,656,338	2,395,109

	$7,561,460	$4,666,038

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and six months ended June 30, 2004 and 2003

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Revenue	$7,458,022	$6,222,816	$13,260,269	$10,083,436
Cost of goods sold	4,809,001	3,906,930	8,697,662	6,476,784
Gross profit	2,649,021	2,315,886	4,562,607	3,606,652
Operating expenses:
Promotion and selling	1,535,556	1,454,628	2,643,967	2,317,518
General and administrative	579,154	515,639	1,097,124	993,360
Non cash stock compensation	6,537	63,084	9,842	63,084

	2,121,247	2,033,351	3,750,933	3,373,962

Earnings from operations	527,774	282,535	811,674	232,690
Other income (expense):
Interest income (expense), net	(4,001)	62,176	(6,998)	34,007
Other income	30,539	(26,419)	36,693	(20,487)

	26,538	35,757	29,695	13,520

Earnings for the period	$554,312	$318,292	$841,369	$246,210

Earnings per share, basic	$0.03	$0.02	$0.04	$0.01
Earnings per share, diluted	0.03	0.02	0.04	0.01

Weighted average common stock, basic	20,507,047	19,800,596	20,415,386	19,800,596
Weighted average common stock, diluted	21,920,563	19,977,511	21,902,987	19,897,943

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss)

(Expressed in U.S. dollars)

Six months ended June 30, 2004 (Unaudited)

Years ended December 31, 2003 and 2002

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Income (loss)	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2002	19,800,596	$11,021,231	$625,560	$107,752	$(9,953,773)		$1,800,770
Options exercised	288,500	157,244	—	—	—		157,244
Stock-based compensation	—	—	113,580	—	—		113,580
Comprehensive Income:
Earnings for the year	—	—	—	—	323,515	$323,515	323,515

Balance, December 31, 2003	20,089,096	11,178,475	739,140	107,752	(9,630,258)		2,395,109
Options exercised	632,250	410,019	—	—	—		410,019
Stock-based compensation	—	—	9,841	—	—		9,841
Comprehensive Income:
Earnings for the period	—	—	—	—	841,369	$841,369	841,369

Balance, June 30, 2004	20,721,346	11,588,494	748,981	107,752	(8,788,889)		3,656,338

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Six months ended June 30, 2004 and 2003

	2004	2003
Cash flows from (used in) operating activities:
Earnings for the period	$841,369	$246,210
Items not involving cash:
Depreciation and amortization	91,715	79,245
Non-cash stock based compensation	9,842	63,084
Changes in assets and liabilities:
Accounts receivable	(1,212,782)	(1,349,506)
Inventory	(1,222,885)	(663,275)
Prepaid expenses	(86,495)	104,377
Accounts payable and accrued liabilities	1,529,441	1,850,240

Net cash from (used in) operating activities	(49,796)	330,375
Cash flows used in investing activities:
Purchase of capital assets	(256,005)	(71,963)
Purchase of intangible assets	(1,600)	(6,817)

Net cash used in investing activities	(257,605)	(78,150)
Cash flows from (used in) financing activities:
Net borrowing under line of credit	—	(114,833)
Net borrowing of capital lease obligations	129,752	11,219
Note receivable		40,027
Deferred revenue	(25,000)	(17,665)
Proceeds from exercise of options	410,019	—

Net cash from (used in) financing activities	514,771	(81,252)

Net increase in cash and cash equivalents	207,370	170,973
Cash and cash equivalents, beginning of period	315,988	50,065

Cash and cash equivalents, end of period	$523,358	$221,038

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$9,842	$63,084
Increase in Capital lease obligation	156,899	40,740
Cash paid during the period:
Interest received (payments)	(6,998)	10,000

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and six months ended June 30, 2004 and 2003

1.	Nature of operations:

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

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to US dollars, have been included in income. For the six-month period ended June 30, 2004, the Company incurred a foreign exchange gain of $36,693 (2003 loss –$20,487).

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

Three and six months ended June 30, 2004 and 2003

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

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s income statement. For the six-month period ended June 30, 2004, the reduction against revenue is $161,146 (2003-$254,235).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the periods ended June 30, 2004, the Company incurred research and development costs of $ nil (2003-nil).

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

(Expressed in U.S. dollars)

Three and six months ended June 30, 2004 and 2003

per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions.

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for the periods ended June 30, 2004 are presented as follows:

	Six Months ended June 30		Three Months ended June 30
	2004	2003	2004	2003
Earnings as reported	$841,369	$246,210	$554,512	$318,292
Add: Stock-based employee compensation expenses included in reported earnings	9,841	63,084	6,537	63,084
Deduct: Total stock-based employee Compensation expenses determined under fair value method for all awards	(144,083)	(139,033)	(4,516)	(130,582)

Pro forma earnings	$707,127	$170,261	$556,535	$250,794

Earnings per share
Basic - as reported	0.04	0.01	0.03	0.02
Basic - pro forma	0.03	0.01	0.03	0.01
Diluted -as reported	0.04	0.01	0.03	0.02
Diluted -pro forma	0.03	0.01	0.03	0.01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.63% to 1.95% (2003 – 1.51%), and (6) an estimated volatility of 86% (2003 – 78%)

The weighted average fair value of options granted in the second quarter 2004 and 2003 was $nil and $0.30, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the six-month period ended June 30, 2004, the Company incurred advertising costs of $1,272,496 (2003 - $1,153,944).

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

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and six months ended June 30, 2004 and 2003

(n)	Earnings per share:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

(o)	Comprehensive income (loss):

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Comprehensive income (loss) includes earnings (loss)

(p)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	June 30 2004	December 31 2003
Finished goods	$2,245,456	$1,460,550
Raw materials	978,353	540,374

	$3,223,809	$2,000,924

4.	Bank indebtedness:

On June 25, 2004, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 1.5% per annum (5.75% at June 30, 2004). The credit facility does not impose any financial covenants. As of June 30, 2004, the Company had $Nil outstanding under the line of credit, out of total of $1,752,745 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1 day hold to allow for the application of funds. As of June 30, 2004, $240,568 included in cash and cash equivalents is subject to this 1day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam, the United Kingdom and Bermuda. During the six-month period ended June 30, 2004 sales in the United States were approximately $11,676,428 (2003 - $8,856,523), sales in Canada were approximately $1,535,521(2003 - $1,171,454), and sales in Guam, the United Kingdom and Bermuda were approximately $48,320 (2003 – $55,459).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and six months ended June 30, 2004 and 2003

6.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Earnings for the period	$841,369	$246,210	$554,313	$318,292
Weighted average number of common stock outstanding:
Outstanding at June 30, 2004 and 2003	20,721,346	19,800,596	20,721,346	19,800,596
Basic	20,415,386	19,800,596	20,507,047	19,800,596
Dilutive stock options	1,487,601	97,347	1,413,516	176,915
Diluted	21,902,987	19,897,943	21,920,563	19,977,511
Earnings per share:
Basic	$0.04	$0.01	$0.03	$0.02
Diluted	$0.04	$0.01	$0.03	$0.02

7.	Commitments and contingencies:

On June 27, 2004, the Company entered into an amendment no. 1 regarding the supply agreement with its glass producer. The amendment requires the Company to pay a total of $30,000 on July 31, 2004 in full satisfaction for and as the final payment relating to all mold costs incurred in connection with the production of the 20 ounce bottles.

During the period ended June 30, 2004, the Company entered into a memorandum of understanding with a major retailer. The agreement requires the Company to pay $30,000 on April 12, 2005, in exchange for a non-exclusive presence for Jones coolers and products for a one year period commencing April 12, 2005 to March 31, 2006, at all locations owned by the major retailer.

8.	Subsequent Event:

On July 20, 2004, the Company entered into a two-year licensing and distribution agreement with Target Corporation. Under the terms of the agreement, Target has the exclusive rights in the United States to market and sell 12 –ounce cans of Jones Soda. The Company believes that this licensing and distribution agreement, together with the Company’s other national retail accounts, will positively impact revenue for the balance of the year and in 2005.

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

We currently sell and distribute our products through our network of independent distributors throughout the United States and Canada and through several large national retail accounts.

With respect to our distributors (DSD), during the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. Although we continue to distribute product through existing distributors in the U.S. Northeast, U.S. Southeast and Eastern Canada, as part of our strategy in 2002, we cut our sale force in these regions to focus on our four core markets. In 2004, and through our independent distributor network, we will continue to focus on these four core markets, although in certain limited instances we intend to re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada with the right distributor partners.

Beginning in 2003, we launched our “direct to retail” (DTR) business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and CostPlus World Markets to carry certain of our products in their stores nationwide in the United States. In March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States is in addition to our existing arrangement for their stores in Canada that has been in place since 1999. In addition, on July 20, 2004, we entered into a two-year licensing and distribution agreement with Target Corporation, under the terms of which Target has the exclusive rights in the United States to market and sell 12 –ounce cans of Jones Soda.

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

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue (which resulted in a reduction in revenue of approximately $161,146 for the six-month period ended June 30, 2004 compared to a reduction in revenue of approximately $254,235 for the six-month period ended June 30, 2003. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 60 days since invoice. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.7% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of specific customer bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or a few customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

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

Results of Operations for the Three and Six Months Ended June 30, 2004

Revenue

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2004	2003	Change	2004	2003	Change
Revenue	$7,458	$6,223	19.8%	$13,260	$10,083	31.5%

For the three months ended June 30, 2004, revenues were approximately $7,458,000, an increase of $1,235,000, or 19.8% over the $6,223,000 in revenues for the three months ended June 30, 2003. Consolidated case sales for the second quarter of 2004 were

580,000, an increase over case sales of 481,000 for the second quarter of 2003. The increase in revenues during the three months ended June 30, 2004 from the comparable period in 2003 was attributable to higher case sales of Jones Soda, partially offset by slight decreases in Jones Naturals, Jones Energy and Whoopass as well as a slightly lower overall per case selling price. For the six-month period ended June 30, 2004, revenues were approximately $13,260,000, an increase of $3,177,000, or 31.5% over the $10,083,000 in revenues for the six-month period ended June 30, 2003. The increase in revenues during the six months ended June 30, 2004 from the comparable period in 2003 was attributable to higher case sales of Jones Soda as well as a slightly higher overall per case selling price per case, partially offset by a decrease in case sales of Jones Naturals, Jones Energy and Whoopass. Consolidated case sales for the six months with a translation to 288 ounce equivalent case sales were approximately 1,105,500, an increase of 28.2% from 288-ounce equivalent case sales for the six months of 2003 of approximately 862,400. (Please note all other references to case sales are in actual 24 unit count equivalent.)

The overall increase in revenues was primarily attributable to our strategy of adding certain national accounts. In particular, in March 2004 we added the Starbucks account (Jones Soda) in the U.S., which provided revenue to us in both quarters of fiscal 2004. In addition, we had increased revenues over the comparable periods of fiscal 2004 and 2003 from certain of our existing national accounts such as Panera Bread Company (Jones Soda and Jones Naturals) which has continued to grow in number of bakery-cafes year over year.

We also experienced increased case sales of Jones Soda through our distributor network in our core markets of the Midwest and Western Canada, as well as in our non-core markets of the Northeast and Eastern Canada. These increases were partially offset by decreases in case sales in the Northwest and Southwest markets, which reflects the special promotional program that we put in place in those regions with a large grocery retail chain in the second quarter of 2003 and that generated increased case sales in that quarter. We did not have a similar large promotional program in the second quarter of 2004.

Revenues for the first six months of fiscal 2004 also reflect certain increased selling prices implemented during 2003, including a price increase on Jones Naturals in March 2003, and also reflect a higher per case selling price for our 16-oz. format of Jones Energy that we launched in the second quarter of 2003 (compared to our 8.4 oz. counterpart). These price increases are not fully reflected in the comparable six-month periods of fiscal 2003.

Consolidated case sales for the second quarter of fiscal 2004 were approximately 580,000, an increase of 20.5% from case sales of approximately 481,000 for the second quarter of fiscal 2003. The increase in case sales between comparable quarters reflects higher case sales of Jones Soda (up 28.0% from the second quarter of 2003) and Whoopass (up 3.6% from the second quarter of 2003). These increases more than offset decreased case sales for Jones Naturals (down 6.3% from the second quarter of fiscal 2003), and Jones Energy (down 28.7% from the second quarter of 2003). Consolidated case sales for the six months of 2004 were 1,033,000, an increase of 30.9% from case sales of 789,000 for the six months of 2003. The increase in case sales between comparable year-to-date periods reflects higher case sales of Jones Soda (up 40.4% from the same period of 2003). This year to date increase in case sales of Jones Soda more than offset decreased case sales for Jones Naturals (down 1.3% from the same period of 2003), and Jones Energy (down 21.5% from the same period in 2003) and Whoopass (down 12.7%from the same period of 2003).

Gross Profit

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2004	2003	Change	2004	2003	Change
Gross profit	$2,649	$2,316	14.4%	$4,563	$3,607	26.5%
Percentage of revenue	35.5%	37.2%		34.4%	35.8%

For the three and six-month periods ended June 30, 2004, gross profit was approximately $2,649,000 and $4,563,000 respectively. Gross profit increased by approximately $333,000 or 14.4% over the $2,316,000 in gross profit for the three months ended June 30, 2003, and $956,000 or 26.5% over the $3,607,000 in gross profit for the six months ended June 30, 2003. For the three-month period ended June 30, 2004, gross profit as a percentage of revenue decreased from 37.2% to 35.5%, and gross profit as a percentage of revenue decreased from 35.8% to 34.4% for the six-month period ended June 30, 2004. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly overall lower gross margin. The decrease in gross profit as a percentage of revenue was attributable to a higher cost of product on Jones Soda and Jones Naturals due to higher freight and fuel costs and strengthening of the Canadian dollar year over year. In particular, because 100% of our Jones Soda product has been bottled in Canada, we have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar. In an effort to mitigate the impact of a rising Canadian dollar, during the second quarter of fiscal 2004 we established a new bottling relationship in the U.S. and expect to shift a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2004.

Total Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change	2004	2003	Change
Promotion and selling	$1,536	$1,455	5.6%	$2,644	$2,318	14.1%
General and administrative	$585	$578	1.0%	$1,107	$1,056	4.8%

Total operating expenses	$2,121	$2,033	4.3%	$3,751	$3,374	11.11%
Percentage of revenue	28.4%	32.7%		28.3%	33.5%

Total operating expenses for the three and six-month periods ended June 30, 2004 were approximately $2,121,000 and $3,751,000 respectively. Total operating expenses increased by $88,000, or 4.3%, over operating expenses of $2,033,000 for the three months ended June 30, 2003, and increased by $377,000, or 11.1%, over operating expenses of $3,374,000 for the six months ended June 30, 2003. For the three months period ended June 30, 2004, operating expenses as a percentage of revenue decreased to 28.4% from 32.7% over the comparable period in 2003. For the six-month period ended June 30, 2004, total operating expenses as a percentage of revenue decreased to 28.3% from 33.5% over the comparable period in 2003. The increase in total operating expenses in absolute dollars was primarily attributable to a slight increase in promotion and selling expenses and to a lesser extent, a small increase in general and administrative expenses both for the three and six-month periods.

Promotion and Selling Expenses

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2004	2003	Change	2004	2003	Change
Promotion and selling	$1,536	$1,455	5.6%	$2,644	$2,318	14.1%
Percentage of revenue	20.6%	23.4%		19.9%	22.9%

Promotion and selling expenses for the three and six-month periods ended June 30, 2004 were approximately $1,536,000 and $2,644,000, respectively. Promotion and selling expenses increased by $81,000, or 5.6%, over promotion and selling expenses of $1,455,000 for the three months ended June 30, 2003, and increased by $326,000, or 14.1%, over promotion and selling expenses of $2,318,000 for the six months ended June 30, 2003. Promotion and selling expenses as a percentage of revenue decreased to 20.6% for the three months ended June 30, 2004 from 23.4% over the comparable period in 2003. Promotion and selling expenses as a percentage of revenue decreased to 19.9% for the six months ended June 30, 2004 from 23.4% over the comparable period in 2003. The increase in promotion and selling expenses for the three months ending June 30, 2004 was attributable to an increase in salaries and wages associated with our expanding sales force, partially offset by a decrease in distributor programs. Promotional and selling expenses for 2003 include a special promotional program that we put in place in Northwest and Southwest regions with a large grocery retail chain. We did not have a similar large promotional program in the second quarter of 2004.

General and Administrative Expenses

	Three Months Ended June 30			Six Months Ended June 30,
(Dollars in Thousands)	2004	2003	Change	2004	2003	Change
General and administrative	$585	$578	1.0%	$1,107	$1,056	4.8%
Percentage of revenue	7.9%	9.3%		8.3%	10.5%

General and administrative expenses for the three- and six-month periods ended June 30, 2004 were approximately $585,000 and $1,107,000, respectively, compared to $578,000 and $1,056,000 for comparable periods in 2003. General and administrative expenses increased by $7,000 or 1% for the three months ended June 30, 2004, and $51,000 or 4.8% for the six months ended June 30, 2004. General and administrative expenses as a percentage of revenue decreased to 7.9% for the three months ended June 30, 2004 from 9.3% over the comparable period in 2003. General and administrative expenses as a percentage of revenue decreased to 8.3% for the six months ended June 30, 2004 from 10.5% over the comparable period in 2003. The decrease in general and administrative expenses in absolute dollars is primarily due to an increase in salaries and wages, shareholder expense, training expenses and telephone expenses, partially offset by a decrease in legal fees and non-cash stock compensation.

Other Income

Other income for the three and six-month periods ended June 30, 2004 was approximately $27,000 and $30,000, respectively, compared to other income of approximately $36,000 and $14,000 over the comparable periods in 2003. Other income in 2004 primarily includes a foreign exchange gain while other income in 2003 was a reversal of interest expense in each of the first and second quarters of 2003, which was over accrued in previous periods based on an estimated minimum interest expense associated with our prior line of credit.

Net Income

Net income for the three and six-month periods ended June 30, 2004 was approximately $554,000 and $841,000, respectively, compared to a net income of $318,000 and $246,000 for the respective comparable periods in 2003. The increase in net income for the comparable three and six-month periods was due primarily to an improvement in earnings from operations, the result of an increase in gross profit and a slight increase in total expenses.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of June 30, 2004, we had working capital of approximately $3,133,000 compared to working capital of $1,949,000 as of December 31, 2003. The increase in working capital was primarily attributable to increased cash, accounts receivable and inventory as a result of increases in sales and cash flows from operations, more than offsetting increases in accounts payable.

On June 25, 2004, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 1.5% per annum (5.75% as of June 30, 2004). The credit facility does not impose any financial covenants. As of June 30, 2004, we had no amounts outstanding under the line of credit, out of a total of $1,752,745 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were $523,358 as of June 30, 2004 compared to $315,988 as of December 31, 2003. Net cash used in operating activities was approximately $50,000 for the six months ended June 30, 2004, primarily due to our decision to prepay some of our accounts payable (entitling us to early-payment discounts from some suppliers) and to increase the levels of our finished goods inventory to ramp up for the summer. We used $258,000 in investing activities for the six months ended June 30, 2004, primarily for the purchase of a new computer server, coolers, and sampling vans and secondarily for registration of miscellaneous trademarks. Cash flow from financing activities was $515,000 for the six months ended June 30, 2004 and consisted primarily of the proceeds from the exercise of stock options and secondarily from proceeds for capital leases obtained on the sampling van system.

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

Other Factors that May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as our “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	the availability of financing, whether on terms acceptable to us or at all, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	our ability to comply with varying state and provincial laws and regulations in a timely fashion and any changes or amendments thereon, and the cost and effect of such compliance;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

Our 2004 annual meeting of shareholders was held on May 19, 2004. At the meeting, the following individuals were elected as directors and received the number of votes set opposite their respective names:

	Votes For	Votes Against	Votes Withheld
Peter M. van Stolk	15,173,595	0	42,630
Jennifer L. Cue	15,407,445	0	17,800
Ron B. Anderson	15,407,845	0	17,400
Scott Bedbury	15,402,845	0	22,400
Michael M. Fleming	15,407,845	0	17,400
John J. Gallagher, Jr.	15,402,845	0	22,400
Matthew Kellogg	15,407,845	0	17,400
Alfred W. Rossow, Jr.	15,402,845	0	22,400

Also at the meeting, the shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004, by a vote of 15,410,475 shares for, 1,500 shares against and 42,630 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Contract of Sale and Security Agreement, dated June 25, 2004, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1 dated June 25, 2004

10.2	Guaranty, dated June 25, 2004, by Jones Soda Co. in favor of CAPCO Financial Company

10.3++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

(b)	Reports on Form 8-K

Reports on 8-K.

We filed a Form 8-K on April 29, 2004, reporting that a news release was issued on April 29, 2004 announcing our financial results for our first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 6, 2004

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer
(principal financial and accounting officer)