Form 10QSB
period 2004-09-30
JONES SODA CO
filed 2004-11-15
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

As of September 30, 2004, the issuer had 20,753,846 shares of common stock outstanding.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

September 30, 2004 with comparative figures for December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$644,311	$315,988
Accounts receivable	2,282,778	1,507,374
Inventory (note 3)	3,160,447	2,000,924
Prepaid expenses	279,508	275,623

	6,367,044	4,099,909
Capital assets	676,490	490,273
Intangible assets	55,486	75,856

	$7,099,020	$4,666,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,713,108	$2,059,587
Current portion of capital lease obligations	57,648	41,630
Current portion of deferred revenue	50,000	50,000

	2,820,756	2,151,217
Capital lease obligations, less current portion	119,830	19,712
Deferred revenue	62,500	100,000
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 20,753,846 common shares (2003 – 20,089,096)	11,618,706	11,178,475
Additional paid-in capital	753,920	739,140
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,384,444)	(9,630,258)

	4,095,934	2,395,109

	$7,099,020	$4,666,038

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and nine months ended September 30, 2004 and 2003

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Revenue	$7,785,054	$5,917,195	$21,045,323	$16,000,631
Cost of goods sold	5,068,073	3,726,593	13,765,735	10,203,376

Gross profit	2,716,981	2,190,602	7,279,588	5,797,255
Operating expenses:
Promotion and selling	1,712,784	1,357,930	4,356,749	3,675,448
General and administrative	594,631	486,787	1,691,756	1,480,148
Non-cash stock compensation	4,939	45,539	14,780	108,623

	2,312,354	1,890,256	6,063,285	5,264,219

Earnings from operations	404,627	300,346	1,216,303	533,036
Other income (expense):
Interest income (expense), net	(1,907)	(5,281)	(8,905)	28,811
Other income (expense), net	1,723	(19,618)	38,416	(40,190)

	(184)	(24,899)	29,511	(11,379)

Earnings for the period	$404,443	$275,447	$1,245,814	$521,657

Earnings per share, basic	$0.02	$0.01	$0.06	$0.03
Earnings per share, diluted	0.02	0.01	0.06	0.03

Weighted average common stock, basic	20,747,761	19,829,080	20,483,068	19,810,091
Weighted average common stock, diluted	22,376,415	20,883,595	22,060,797	20,226,493

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Expressed in U.S. dollars)

Nine months ended September 30, 2004 (Unaudited)

Years ended December 31, 2003

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive Income	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2002	19,800,596	$11,021,231	$625,560	$107,752	$(9,953,773)		$1,800,770
Options exercised	288,500	157,244	—	—	—		157,244
Stock-based compensation	—	—	113,580	—	—		113,580
Comprehensive Income:
Earnings for the year	—	—	—	—	323,515	$323,515	323,515

Balance, December 31, 2003	20,089,096	11,178,475	739,140	107,752	(9,630,258)		2,395,109
Options exercised	664,750	440,231	—	—	—		440,231
Stock-based compensation	—	—	14,780	—	—		14,780
Comprehensive Income:
Earnings for the period	—	—	—	—	1,245,814	$1,245,814	1,245,814

Balance, September 30, 2004	20,753,846	11,618,706	753,920	107,752	(8,384,444)		4,095,934

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Nine months ended September 30, 2004 and 2003

	2004	2003
Cash flows from (used in) operating activities:
Earnings for the period	$1,245,814	$521,657
Items not involving cash:
Depreciation and amortization	143,902	121,021
Non-cash stock based compensation	14,780	108,623
Bad debt recovery	—	(71,493)
Changes in assets and liabilities:
Accounts receivable	(775,404)	(1,236,264)
Inventory	(1,159,523)	(39,957)
Prepaid expenses	(3,885)	209,396
Accounts payable and accrued liabilities	653,521	730,160

Net cash from operating activities	119,205	343,143
Cash flows used in investing activities:
Purchase of capital assets	(144,545)	(70,260)
Purchase of intangible assets	(8,305)	(8,843)
Deferred revenue	(37,500)	(29,026)

Net cash used in investing activities	(190,350)	(108,129)
Cash flows from (used in) financing activities:
Net borrowing (repayment) under line of credit	—	(114,833)
Net borrowing (repayment) of capital lease obligations	(40,763)	724
Note receivable	—	47,843
Proceeds from exercise of options	440,231	89,364

Net cash from financing activities	399,468	23,098

Net increase in cash and cash equivalents	328,323	258,112
Cash and cash equivalents, beginning of period	315,988	50,065

Cash and cash equivalents, end of period	$644,311	$308,177

Supplemental disclosure of non-cash financing and investing activities:
Increase in Capital lease obligation	156,899	40,740
Cash paid during the period:
Interest payments	8,905	3,922

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and nine months ended September 30, 2004 and 2003

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

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the nine-month period ended September 30, 2004, the Company incurred a foreign exchange gain of $38,416 (2003 loss –$40,190).

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

Three and nine months ended September 30, 2004 and 2003

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

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s income statement. For the nine-month period ended September 30, 2004, the reduction against revenue is $251,797 (2003-$402,237).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the periods ended September 30, 2004 and 2003, the Company incurred no research and development costs.

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

SFAS No. 123, “Accounting for Stock Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method in SFAS No. 123 had been applied to these transactions.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and nine months ended September 30, 2004 and 2003

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued at the date of performance completion.

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for the periods ended September 30, 2004 are presented as follows:

	Nine Months ended September 30		Three Months ended September 30
	2004	2003	2004	2003
Earnings as reported	$1,245,814	$521,657	$404,443	$275,447
Add: Stock-based employee compensation expenses included in reported earnings	14,780	108,623	4,939	45,539
Deduct: Total stock-based employee Compensation expenses determined under fair value method for all awards	(283,650)	(102,462)	(139,567)	(23,551)

Pro forma earnings	$976,944	$527,818	$269,815	$297,435

Earnings per share
Basic - as reported	0.06	0.03	0.02	0.01
Basic - pro forma	0.05	0.03	0.01	0.01
Diluted - as reported	0.06	0.03	0.02	0.01
Diluted - pro forma	0.04	0.03	0.01	0.01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 2.50% to 2.55% (2003 – 1.61%), and (6) an estimated volatility of 83% (2003 – 77%)

The weighted average fair value of options granted in the third quarter 2004 and 2003 was $3.55 and $1.10, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the nine-month period ended September 30, 2004, the Company incurred advertising costs of $2,175,679 (2003 - $2,329,652).

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

Three and nine months ended September 30, 2004 and 2003

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

(p)	Recent accounting pronouncements:

In March, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Shared-Based Payment.” This proposed statement addresses accounting for stock-based compensation and would result in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to the financial statements. The proposed Statement would eliminate the ability to account for stock based-based compensation transaction using APB Opinion No. 25. If approved, the proposed statement, as amended, currently provides that it would be applied to public entities, prospectively, for interim or annual periods beginning after June 15, 2005.

(q)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	September 30 2004	December 31 2003
Finished goods	$2,178,537	$1,460,550
Raw materials	981,910	540,374

	$3,160,447	$2,000,924

4.	Bank indebtedness:

On June 25, 2004, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 1.5% per annum (6.25% at September 30, 2004). The credit facility does not impose any financial covenants. As of September 30, 2004, the Company had nil outstanding under the line of credit, out of a total of $2,186,908 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1 day hold to allow for the application of funds. As of September 30, 2004, $56,465 included in cash and cash equivalents is subject to this 1day hold.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and nine months ended September 30, 2004 and 2003

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam, the United Kingdom and Bermuda. During the nine-month period ended September 30, 2004 sales in the United States were approximately $18,367,948 (2003 - $13,828,755), sales in Canada were approximately $2,548,207 (2003 - $2,086,857), and sales in Guam, the United Kingdom and Bermuda were approximately $70,061 (2003 – $85,019).

6.	Earnings per share:

The computation for basic and diluted earnings per share is a follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Earnings for the period	$404,443	$275,447	$1,245,814	$521,657
Weighted average number of common stock outstanding:
Basic	20,747,761	19,829,080	20,483,068	19,810,091
Dilutive stock options	1,628,654	1,054,515	1,577,729	416,402

Diluted	22,376,415	20,883,595	22,060,797	20,226,493
Earnings per share:
Basic	$0.02	$0.01	$0.06	$0.03
Diluted	$0.02	$0.01	$0.06	$0.03

7.	Shareholders’ equity:

(a)	Stock options:

In 1996, the Company adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 the Company adopted another stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the Plans.)

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

During the year ended December 31, 2001, the Company granted options in Canadian dollars when the functional currency of the Company and the currency in which employees were paid was the US dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant. During the year ended December 31, 2003 these options were amended to change the exercise currency of these options to the functional currency of the Company. As a result of the amendment, these employee options are no longer considered as variable options and no further compensation expense will be recognized.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and nine months ended September 30, 2004 and 2003

For the nine-month period ended September 30, 2004, the Company granted all options in US dollars. Included in general and administrative expenses for the nine-month period ended September 30, 2004 is stock-based compensation of $14,780 (2003 – $108,623).

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2002	2,543,500	$0.59	$0.92
Option granted	651,000	0.36	0.46
Options exercised	(288,500)	(0.55)	(0.74)
Options cancelled	(509,000)	(0.81)	(1.06)

Balance at December 31, 2003	2,397,000	$0.58	$0.76
Option granted	543,000	2.28	2.89
Options exercised	(664,750)	(0.66)	(0.84)
Options cancelled	(58,000)	(0.94)	(1.20)

Balance at September 30, 2004	2,217,250	$1.02	$1.29

The following table summarizes information about stock options outstanding and exercisable under the Plans at September 30, 2004:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$2.15 to $3.94	536,750	4.35	$2.35	$2.98	248,250	$2.27	$2.88
$0.25 to $0.30	544,250	3.44	0.32	0.41	436,625	0.33	0.42
$0.46 to $0.67	429,500	2.60	0.49	0.62	429,500	0.49	0.62
$0.62 to $0.91	655,500	1.37	0.76	0.96	655,500	0.76	0.96
$0.79 to $0.87	51,250	0.77	0.79	1.01	51,250	0.79	1.01

	2,217,250		$0.98	$1.25	1,821,125	$0.80	$1.01

7.	Commitments and contingencies:

In April, 2004, the Company entered into a memorandum of understanding with a major retailer. The agreement requires the Company to pay $30,000 on April 12, 2005, in exchange for a non-exclusive presence for Jones coolers and products for a one year period commencing April 12, 2005 to March 31, 2006, at all locations owned by the major retailer.

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

With respect to our distributor channel (DSD), we are focusing our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada, although we continue to distribute product through distributors in the U.S. Northeast, U.S. Southeast and Eastern Canada.

Beginning in 2003, we launched our “direct to retail” (DTR) business strategy as a complementary channel to our distributor network, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and CostPlus World Markets to carry certain of our products in their stores nationwide in the United States. In March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States is in addition to our existing arrangement for their stores in Canada that has been in place since 1999. In addition, on July 20, 2004, we entered into a two-year licensing and distribution agreement with Target Corporation, under the terms of which Target has the exclusive right in the United States to market and sell new 12 –ounce cans of Jones Soda.

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

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue (which resulted in a reduction in revenue of approximately $251,797 for the nine-month period ended September 30, 2004 compared to a reduction in revenue of approximately $402,237 for the nine-month period ended September 30, 2003. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004

Revenue

(Dollars in Thousands)	Three Months Ended September 30			Nine Months Ended September 30
(Rounded to nearest Thousand)	2004	2003	Change	2004	2003	Change
Revenue	$7,785	$5,917	31.6%	$21,045	$16,001	31.5%

For the three months ended September 30, 2004, revenues were approximately $7,785,000, an increase of $1,868,000, or 31.6% over the $5,917,000 in revenues for the three months ended September 30, 2003. The increase in revenues during the three months ended September 30, 2004 from the comparable period in 2003 was attributable to higher case sales of Jones Soda and Jones Energy partially offset by decreases in Jones Naturals and a slight decrease in Whoopass as well as a lower overall per case selling price. For the nine-month period ended September 30, 2004, revenues were approximately $21,045,000, an increase of $5,044,000, or 31.5% over the

$16,001,000 in revenues for the nine-month period ended September 30, 2003. The increase in revenues during the nine months ended September 30, 2004 from the comparable period in 2003 was attributable to higher case sales of Jones Soda and Jones Energy partially offset by decreases in Jones Naturals and Whoopass as well as a slightly lower overall per case selling price per case.

The overall increase in revenues was primarily attributable to our strategy of adding certain national accounts. In particular, in March 2004 we added the Starbucks account (Jones Soda) in the U.S., which has provided revenue to us in all three quarters of fiscal 2004. In addition, we had increased revenues over the comparable periods of fiscal 2004 and 2003 from certain of our existing national accounts such as Panera Bread Company (Jones Soda and Jones Naturals) which has continued to grow in number of bakery-cafes year over year. In addition in the third quarter of 2004, we added the Target Corporation account (Jones Soda, Jones Energy and 12 ounce concentrate revenue).

We also experienced increased case sales of Jones Soda through our distributor network in all of our core markets of the Northwest, Southwest, Midwest and Western Canada, as well as in our non-core markets of the Northeast, Southeast and Eastern Canada.

Revenues for the first nine months of fiscal 2004 also reflect certain increased selling prices implemented during 2003, including a price increase on Jones Naturals in March 2003, and also reflect a higher per case selling price for our 16-oz. format of Jones Energy that we launched in the second quarter of 2003 (compared to our 8.4 oz. counterpart). These price increases are not fully reflected in the comparable nine-month periods of fiscal 2003.

Consolidated case sales for the third quarter of fiscal 2004 were approximately 605,000, an increase of 35.0% from case sales of approximately 448,000 for the third quarter of fiscal 2003. The increase in case sales between comparable quarters reflects higher case sales of Jones Soda (up 42.4% from the third quarter of 2003) and Jones Energy (up 72.0% from the third quarter of 2003). These increases more than offset decreased case sales for Jones Naturals (down 12.2% from the third quarter of fiscal 2003) and Whoopass (down 3.8% from the third quarter of 2003). Consolidated case sales for the nine months of 2004 were 1,638,000, an increase of 32.4% from case sales of 1,237,000 for the nine months of 2003. The increase in case sales between comparable year-to-date periods reflects higher case sales of Jones Soda (up 41.2% from the same period of 2003) and Jones Energy (up 5.8% from the same period of 2003), more than offset decreased case sales for Jones Naturals (down 5.2% from the same period of 2003), and Whoopass (down 9.6% from the same period in 2003). Consolidated case sales for the nine months with a translation to 288 ounce equivalent case sales were approximately 1,746,400, an increase of 29.3% from 288-ounce equivalent case sales for the nine months of 2003 of approximately 1,350,600.

Gross Profit

(Dollars in Thousands)	Three Months Ended September 30			Nine Months Ended September 30
(Rounded to nearest Thousand)	2004	2003	Change	2004	2003	Change
Gross profit	$2,717	$2,191	24.0%	$7,280	$5,797	25.6%
Percentage of revenue	34.9%	37.0%		34.6%	36.2%

For the three and nine-month periods ended September 30, 2004, gross profit was approximately $2,717,000 and $7,280,000 respectively. Gross profit increased by approximately $526,000 or 24.0% over the $2,191,000 in gross profit for the three months ended September 30, 2003, and $1,483,000 or 25.6% over the $5,797,000 in gross profit for the nine months ended September 30, 2003. For the three-month period ended September 30, 2004, gross profit as a percentage of revenue decreased from 37.0% to 34.9%, and gross profit as a percentage of revenue decreased from 36.2% to 34.6% for the nine-month period ended September 30, 2004. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly overall lower gross margin. The decrease in gross profit as a percentage of revenue was attributable to a higher freight cost due to increased shipments to our DTR accounts and a higher fuel cost on all products, as well as a higher cost of product on Jones Soda and Jones Naturals due to the strengthening of the Canadian dollar year over year. In particular, because a large portion of our Jones Soda product has been bottled in Canada, we have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar. In an effort to mitigate the impact of a rising Canadian dollar, during the second quarter of fiscal 2004 we established a new bottling relationship in the U.S., which became fully operational in August, 2004. We have started to shift a portion of our bottling requirements to this facility, although we also expect to continue to use our Canadian co-packing facilities.

Total Operating Expenses

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
(Rounded to nearest Thousand)	2004	2003	Change	2004	2003	Change
Promotion and selling	$1,713	$1,358	26.1%	$4,357	$3,675	18.5%
General and administrative	$600	$532	12.8%	$1,707	$1,589	7.4%

Total operating expenses	$2,312	$1,890	22.3%	$6,063	$5,264	15.2%
Percentage of revenue	29.7%	31.9%		28.8%	32.9%

Total operating expenses for the three and nine-month periods ended September 30, 2004 were approximately $2,312,000 and $6,063,000 respectively. Total operating expenses increased by $422,000, or 22.3%, over operating expenses of $1,890,000 for the three months ended September 30, 2003, and increased by $799,000, or 15.2%, over operating expenses of $5,264,000 for the nine months ended September 30, 2003. For the three month period ended September 30, 2004, operating expenses as a percentage of revenue improved to 29.7% from 31.9% over the comparable period in 2003. For the nine-month period ended September 30, 2004, total operating expenses as a percentage of revenue improved to 28.8% from 32.9% over the comparable period in 2003. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, a small increase in general and administrative expenses both for the three and nine-month periods.

Promotion and Selling Expenses

(Dollars in Thousands)	Three Months Ended September 30			Nine Months Ended September 30
(Rounded to nearest Thousand)	2004	2003	Change	2004	2003	Change
Promotion and selling	$1,713	$1,358	26.1%	$4,357	$3,675	18.5%
Percentage of revenue	22.0%	22.9%		20.7%	23.0%

Promotion and selling expenses for the three and nine-month periods ended September 30, 2004 were approximately $1,713,000 and $4,357,000, respectively. Promotion and selling expenses increased by $355,000, or 26.1%, over promotion and selling expenses of $1,358,000 for the three months ended September 30, 2003, and increased by $682,000, or 18.5%, over promotion and selling expenses of $3,675,000 for the nine months ended September 30, 2003. Promotion and selling expenses as a percentage of revenue decreased to 22.0% for the three months ended September 30, 2004 from 22.9% over the comparable period in 2003. Promotion and selling expenses as a percentage of revenue decreased to 20.7% for the nine months ended September 30, 2004 from 23.0% over the comparable period in 2003. The increase in promotion and selling expenses for the three months ended September 30, 2004 was attributable to an increase in salaries and wages associated with our expanding sales force, including a new Executive Vice President of Sales, as well as an increase in distributor programs on the Jones Soda product, and new expenses associated with launching our Target account.

General and Administrative Expenses

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
(Rounded to nearest Thousand)	2004	2003	Change	2004	2003	Change
General and administrative	$600	$532	12.8%	$1,707	$1,589	7.4%
Percentage of revenue	7.7%	9.0%		8.1%	9.9%

General and administrative expenses for the three and nine-month periods ended September 30, 2004 were approximately $600,000 and $1,707,000, respectively, compared to $532,000 and $1,589,000 for comparable periods in 2003. General and administrative expenses increased by $68,000 or 12.8% for the three months ended September 30, 2004, and $118,000 or 7.4% for the nine months ended September 30, 2004. General and administrative expenses as a percentage of revenue decreased to 7.7% for the three months ended September 30, 2004 from 9.0% over the comparable period in 2003. General and administrative expenses as a percentage of revenue decreased to 8.1% for the nine months ended September 30, 2004 from 9.9% over the comparable period in 2003. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in salaries and wages, depreciation & amortization expenses, bank charges, insurance expenses and telephone expenses, partially offset by a decrease in legal fees and non-cash stock compensation.

Other Income

Other income for the three and nine-month periods ended September 30, 2004 was approximately (nil) and $30,000, respectively, compared to other expense of approximately $25,000 and $11,000 over the comparable periods in 2003. Other income in 2004 primarily includes a foreign exchange gain while other expense in 2003 was a reversal of interest expense in each of the first and second quarters of 2003, which was over accrued in previous periods based on an estimated minimum interest expense associated with our prior line of credit.

Net Income

Net income for the three and nine-month periods ended September 30, 2004 was approximately $404,000 and $1,246,000, respectively, compared to a net income of $275,000 and $522,000 for the respective comparable periods in 2003 net income increase by $129,000 or 46.8% for the three month ended September 30, 2004 and $704,000 or 138.8% for the nine months ended September 30, 2004. The increase in net income for the comparable three and nine-month periods was due primarily to an improvement in earnings from operations, the result of an increase in gross profit partially offset by an increase in total expenses.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of September 30, 2004, we had working capital of approximately $3,546,000 compared to working capital of $1,949,000 as of December 31, 2003. The increase in working capital was primarily attributable to increased cash, accounts receivable and inventory as a result of increases in sales and cash flows from operations, more than offsetting increases in accounts payable.

On June 25, 2004, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 1.5% per annum (6.25% as of September 30, 2004). The credit facility does not impose any financial covenants. As of September 30, 2004, we had no amounts outstanding under the line of credit, out of a total of $2,186,908 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were $644,311 as of September 30, 2004 compared to $315,988 as of December 31, 2003. Net cash from operating activities was approximately $119,000 for the nine months ended September 30, 2004, primarily due to positive cash flows from operations, partially offset by our decision to prepay some of our accounts payable (entitling us to early-payment discounts from some suppliers) and to increase the levels of our finished goods inventory to ramp up for the summer and the Target launch. We used $190,000 in investing activities for the nine months ended September 30, 2004, primarily for the purchase of a new computer server, coolers, and sampling vans and secondarily for registration of miscellaneous trademarks. Cash flow from financing activities was $399,000 for the nine months ended September 30, 2004 and consisted primarily of proceeds from the exercise of stock options and secondarily from proceeds for capital leases obtained on the sampling van system.

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

Other Factors that May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as our “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	the availability of financing, whether on terms acceptable to us or at all, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	costs of compliance with federal, state and provincial laws and regulations affecting our business;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and our ability to procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

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

November 15 , 2004

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer
(principal financial and accounting officer)