Form 10KSB
period 2004-12-31
JONES SODA CO
filed 2005-03-30
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer’s revenues for its most recent fiscal year:    $27,449,674

As of March 25, 2005, there were 21,380,721 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $99,738,076, based on the average of the bid ($5.12) and ask ($5.12) prices of such stock on that date of $5.12.

Documents Incorporated By Reference:    The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2005 annual meeting of shareholders, to be held on May 19, 2005. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2004 fiscal year.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders, to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly owed subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

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

•	Jones Soda Co.®, a “premium” soda (referred to in this Report as “Jones Soda”),

•	Jones Naturals™, a non-carbonated juice & tea,

•	Jones Energy™, a citrus energy drink and

•	WhoopAss™, a citrus energy drink,

and, as announced in February 2005, we will be launching Jones Organic Teas™ in the second quarter of 2005.

Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and key accounts;

•	stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada;

•	developing unique alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverage or non-beverage products.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

With respect to our distributors (DSD), during the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2004, we continued to focus on our distribution network in our four core markets, although in certain limited instances we re-expanded into the U.S. Northeast and U.S. Southeast and Eastern Canada. In addition in the fourth quarter of 2004, we added sales personnel in Eastern Canada and the U.S. Northeast.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and CostPlus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that had been in place since 1999. In addition, in October 2004, in connection with our licensing arrangement with Target Corporation for our new Jones Soda 12-ounce cans, we began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our new 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with exclusive rights in the United States to market and sell new 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004 and with this new product we now compete in the highly competitive carbonated soft drink (“CSD”) industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Pops[™] through all Kroger and Kroger-affiliated grocery stores in the United States. With these licensing agreements, we believe that we are able to partner with companies that have significantly more capital resources than us to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109 and our telephone number is (206) 624-3357.

The New Age or Alternative Beverage Industry

Jones Soda, Jones Naturals, Jones Energy and WhoopAss, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, fruit juices and drinks and bottled water.

In its annual beverage market survey for calendar year 2003, Beverage World magazine (www.beverageworld.com) estimated that the New Age or alternative beverage markets was approximately $14.8 billion in total sales.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2003, the New Age or alternative beverage category consists of the following segments:

•	Energy drinks

•	Premium soda

•	Ready-to-drink (RTD) coffee

•	RTD tea

•	RTD tea (nutrient-enhanced)

•	Shelf-stable dairy (regular/diet)

•	Shelf-stable dairy (nutrient-enhanced)

•	Single-serve-fruit beverages (regular/diet)

•	Single-serve-fruit beverages (nutrient enhanced)

•	Smoothies

•	Sparkling water

•	Sports drinks

•	Vegetable/fruit juice blends

•	Other New Age beverages

The Carbonated Soft Drink (CSD) Industry

In October 2004, we entered the mainstream of the carbonated soft drink industry with the launch of our Jones Soda product in the new 12-ounce can format. We sell these 12-ounce cans of Jones Soda through our two-year exclusive marketing and distribution agreement with Target Corporation.

The CSD industry includes all soda products that are sold primarily in 12-ounce cans and generally compete on price. According to Beverage Marketing Corporation, the carbonated soft drink category for the year ending 2003 was estimated at approximately $45.7 billion in total sales. Following many years of growth, in 1999, the CSD category began to experience five straight years of sub-1% growth and showed per capita consumption declines. However, the CSD category remains significant in size, in terms of both volume and sales, and its market share is far larger than any other beverage category. The primary companies participating in this category include Coca Cola Pepsi, Dr. Pepper/Seven U, Cott Corporation and National Beverage.

Business Strategy

We believe that Jones Soda is a leading brand in the premium soda segment of the New Age beverage category, and we recently entered the broader, more competitive carbonated soft drink industry with the introduction of our new 12-ounce cans.

In late 1995, we launched Jones Soda, our premium soda product under our trademarked brand. We made this decision after witnessing the proliferation of new ready-to-drink tea brands during the first half of the 1990s, anticipating what we believed to be a peak in the product life cycle for that segment of the New Age beverage category. By launching Jones Soda, we believed we were creating a new category in the New Age beverage market and that we were offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the “all-natural soda” segment to the “premium soda” segment and cited Jones Soda as an example of a beverage in this category. Thus, we believe that the Jones Soda brand and product line helped to create a new segment in the New Age or alternative beverage industry. Moreover, we believe that our first hand experience watching other companies’ fortunes rise and fall with a single New Age beverage brand has been incorporated into our business strategy. Five examples of New Age beverage brands, include Sundance, New York Seltzer, Koala Springs, Clearly Canadian and Snapple. Each of these brands was the first brand in a new segment of the New Age beverage category and each brand had a certain fashion or trend component. For instance, Koala Springs increased sales at a time when Australia was popular as a travel destination. In developing the Jones Soda brand, we have marketed our products with a distinct fashion component consisting of black and white photos on our labels, which is representative of current overall fashion trends. See “Products—Jones Soda.”

Utilizing creative but relatively low cost marketing and brand promotion techniques, we have focused on building a strong distributor network and presence with national retail accounts for our lead brand, Jones Soda. We believe that our past experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with our efforts to build a quality network of independent distributors. Sales of our products through our distributor network, and the uniqueness and strength of our brand, provided us with opportunities to implement and grow our DTR strategy through national retail accounts. These national accounts have further increased the public awareness of and strength of our brand and have provided us with other cross-selling opportunities through our licensing business strategy.

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. In 2002, working through our network of independent distributors, we refocused our resources on four core markets, namely the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2004, and through our independent distributor network, we continued to focus on these four core markets, although in certain limited instances we did re-expand into the U.S. Northeast, U.S. Southeast and Eastern Canada. During 2003 and 2004, we also launched and grew our “direct to retail” distribution strategy to large national retail accounts, currently consisting of Barnes & Noble, Panera Bread Company, CostPlus World Markets, Starbucks Coffee Company and Target Corporation. During 2005, we will focus on servicing and expanding our “direct to retail” channel to national retail accounts.

In 2004, we also launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a licensing agreement with Target Corporation to manufacture and distribute Jones Soda in a 12-ounce can format and we now compete directly in the carbonated soft drink industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms, and in March 2005, we signed a licensing agreement with The Kroger Corporation to manufacture and distribute Jones Soda Frozen Pops.

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

Independent Distributor Network (“DSD”)

We distribute our products through a network of independent distributors in the United States and Canada. We have also obtained listings for selected skus of our Jones Soda, Jones Naturals, Jones Energy and Whoopass brands with certain key retail grocery accounts, including QFC, Meijer, Allsups, Kroger, Albertsons and Safeway, which are serviced through our independent distributor network. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 163 distributors in 41 states in the United States and 8 provinces in Canada.

We have additionally pursued distribution to “alternative” or “non-traditional” beverage retailers. We have entered into agreements with approximately 250 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores primarily in San Diego, Seattle and Vancouver, B.C., pursuant to which generally these retailers agree to exclusively carry our beverage products. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy. Also, in April 2004, we entered into an agreement with Zumiez Corporation, an alternative skate/snow-wear clothing store chain, to sell our product in all 120 Zumiez’s retail stores in the United States.

“Direct to Retail” National Accounts (“DTR”)

Beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced by the retailer’s appointed distribution system. During 2003 and 2004 we entered into distribution arrangements with five national retail accounts, currently consisting of the following:

•	Barnes & Noble—launched in February 2003 for 5 flavors of Jones Naturals in all Barnes & Noble café stores in the United States;

•	Panera Bread Company—launched in June 2003 for 6 flavors of Jones Soda and 3 flavors of Jones Naturals in all Panera bakery cafés in the United States;

•	CostPlus World Markets—launched in November 2003 for 6 flavors of Jones Soda in all of CostPlus stores in the United States;

•	Starbucks Coffee Company—launched in March 2004 for 2 flavors of Jones Soda in all Starbucks stores in the United States (which is in addition to our distribution arrangement for Starbucks stores in Canada that has been in place since 1999); and

•	Target Corporation—launched in October 2004 for 5 flavors of Jones Soda (in addition to the new 12-ounce can fridge pack described below) and 3 flavors of our Jones Energy (8.4 ounce four-pack format) in all Target stores in the United States.

Licensing Arrangements

Beginning in 2004, we launched our “licensing” business strategy in order to take advantage of the Jones brand equity. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation. Under the terms of this agreement, Target Corporation has the exclusive rights for a two year period to manufacture and distribute Jones Soda in the 12-ounce can format. In October 2004, Target Corporation launched Jones Soda in 12-ounce cans in the fridge pack format into all of its stores in the United States. In September 2004, we entered into a licensing agreement with Lime-Lite Marketing to manufacture and distribute Jones Soda lip balms. In addition, in March 2005, we entered into an agreement with The Kroger Corporation, providing Kroger exclusive three-year rights to manufacture and an exclusive one-year right to distribute Jones Soda Frozen Pops through all Kroger and Kroger-affiliated grocery stores in the United States.

In-House Brand and Product Development

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

Distributor Evaluation.    We then prepare a thorough analysis of existing and potential distribution channels, whether DSD or DTR. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

Production Evaluation.    Next, we review all aspects of production in the beverage industry, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our unique brands and products.

Image And Design.    In light of our market, distributor and production evaluations, we then create and develop the concept for a beverage brand or product extension. Although we control all aspects of the creation of each brand or product extension, we contract with outside creative artists to help design our brand labels and imagery. We have used, and intend to continue to use, a different artist, or group of artists, whose portfolio of work best suits us with respect to the creation of a particular new brand or product extension. These artists work closely with us to finalize the creation of a new brand image and design. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

Due to the limited life cycle of beverages in the New Age or alternative category, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

Products

We currently produce, market and distribute four unique beverage brands: Jones Soda, Jones Naturals, Jones Energy, and WhoopAss. As announced in February 2005, we will be launching Jones Organic Teas in the second quarter of 2005.

Jones Soda

We believe that our trademarked Jones Soda brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda in November 1995, and the Jones Soda product line currently consists of the following 13 flavors:

• Cream Soda	• Orange & Cream Soda	• Vanilla Cola
• Green Apple Soda	• Root Beer	• Lemon Drop Soda
• Fufu Berry Soda	• Cherry Soda	• MF Grape Soda
• Blue Bubblegum Soda	• Crushed Melon	• Strawberry Lime Soda
• Berry Lemonade Soda

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides a healthier alternative to our regular Jones Soda line and is an important product extension introduction, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have 5 flavors of sugar-free Jones Soda:

•	Sugar Free Cream Soda
•	Sugar Free Ginger Ale
•	Sugar Free Root Beer
•	Sugar Free Black Cherry
•	Sugar Free Pink Grapefruit

In March 2004, we launched our new Watermelon Soda, which was the first mid-calorie premium soda on the market, with 50% less sugar, carbohydrates and calories then regular premium sodas and soft drinks. Our mid-calorie Watermelon Soda contains 90 calories and 21 grams of sugar per 12-ounce serving. We currently have four mid-calorie flavors of Jones Soda:

•	Watermelon Soda
•	Blueberry Soda
•	Twisted Lime Soda
•	Tangerine Soda

Our strategy is to introduce flavors each year and selectively retire those flavors not deemed as popular. In general, our target is to have at least 12 active flavors of our regular Jones Soda product, at least 5 flavors of our sugar free sodas, and at least 4 flavors of our mid-calorie soda.

Each of the current Jones Soda products is made from natural and artificial flavors. Some flavors distributed in the U.S. market may contain caffeine (whereas in Canada only Vanilla Cola and Root Beer contain caffeine). Each flavor has a different color profile that we believe is readily distinguishable on a retail shelf. All Jones Soda beverage products come in 12-ounce (355 ml) clear long-neck bottles with primarily black and white photos on our labels displaying a variety of urban images. We also encourage consumers of Jones Soda, through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda labels.

In October 2004, we launched Jones Soda in a 12-ounce can fridge pack package through a two year exclusive agreement with Target Corporation. The packaging of Jones Soda includes brightly colored cans in the color of the soda, with black and white photos (seven in total) on the fridge pack container. The following six Jones Soda flavors are currently available in the 12-ounce can fridge pack format throughout all Target locations:

• Blue Bubblegum	• Strawberry-Lime
• Green Apple	• Root Beer
• Cream Soda	• Sugar-Free Black Cherry

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

Jones Energy

In November 2001, we launched Jones Energy. Jones Energy is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing vitamin B6, riboflavin, niacin, thiamin, caffeine and coQ-10. In March 2003, we launched Jones Energy in a new 16 ounce can, as an alternative to our other energy products. In March 2004, we launched our sugar-free Jones Energy in the 16-ounce can. In September 2004, we re-created and launched Jones Energy in an 8.4 ounce “four-pack” carrier format and in three different flavors—Mixed Berry, Orange and Lemon Lime. This four-pack format was initially created for non-exclusive sale in Target Corporation and has since been launched into additional retail stores in the United States. Our Jones Energy products compete in the Energy Drink category of the New Age beverage industry.

Whoopass

We originally launched Jones WhoopAss in October 1999, and subsequently re-named it WhoopAss. WhoopAss is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Jones Organic Teas

In February 2005, we announced that we will be launching Jones Organic Teas to the market in the second quarter of 2005. Jones Organics will have 60 calories per serving and will be sweetened with organic cane sugar. Jones Organics will come in 14 ounce proprietary clear glass bottles with a design of the fruit on the front label but will not contain the usual black and white photograph labels such as used on Jones Soda and Jones Naturals product labels. The Jones Organics line will initially consist of the following 6 flavors:

• Strawberry White Tea	• Mandarin Green Tea
• Cherry White Tea	• Tropical Red Tea
• Berry Green Tea	• Peach Red Tea

Marketing, Sales and Distribution

Marketing

Our pricing policies for the Jones and Whoopass brands take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to competitively price our unique products with the other New Age beverages. We attempt to work back through the distribution chain so that our suggested retail prices are proportional with respect to the anticipated profit margins of each step in the distribution process. The following table shows the suggested retail prices for our products in the United States and in Canada in the convenience and grocery channels of trade through our DSD accounts:

	United States	Canada
Jones Soda.	$0.79–$1.09	Cdn.$	0.99–Cdn.$1.29
Jones Naturals	$1.49	Cdn.$	1.89–Cdn.$2.09
Jones Energy (16 ounce)	$1.99		N/A
Jones Energy (8.4 ounce)	$1.79		N/A
Whoopass	$1.79–$1.99		N/A

For our products sold through our national “direct to retail” channels, the suggested retail prices are approximately $1.60–1.75 for Jones Soda and $1.75–1.95 for Jones Naturals.

We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell Jones and Whoopass products and our wearables on our web site (http://www.jonessodastore.com). Through cooperative advertising, the majority of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a “grass roots” level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote Jones and Whoopass, and we have signed up several athletes in the skateboard, snowboard and bmx bike arenas. We also use two leased recreational vehicles and five vans painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

We maintain and utilize our unique website, www.myjones.com to allow our Jones Soda consumers to create their own personalized 12-pack of Jones Soda (12-ounce bottles) with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda brand. Consumers can scan their unique photo through the web and crop and create their own “myjones” labels. The unique labels are downloaded at our office in Seattle and we send out 12-packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda brand as well as provided for increased consumer interactivity with the Jones Soda brand, and we anticipate that it will continue to do so. In December 2002, we received notice of issuance of a patent (Patent No. 6,493,677) from the U.S. Patent and Trademark Office for our myjones.com business operation. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

In 2002, we launched a new program, yourjones™, which is the customization of the front panel of the label of Jones Soda similar to our myjones business, however on a larger, commercial scale. The premise behind “yourjones” is to create uniquely customized Jones Soda or Jones Naturals bottles, with a unique photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myjones.com, the Jones Soda name always appears on the labels and customers can add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes.

Sales

Our products are sold in 41 states in the United States and 8 provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. During 2004, sales in the U.S. represented approximately 88% of total sales, while sales in Canada represented approximately 11%, and we had approximately 1% in other international sales. We may consider expanding sales of our products to select international markets in 2005.

During 2004, our DSD sales force was organized into four regional groups, consisting of the U.S. Northwest, the U.S. Southwest, the U.S. Midwest and Western Canada. We maintain Vice Presidents of Sales for our Western and our Midwest/East regions. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail grocery accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques. In addition, we maintain sales personnel who are responsible for our “direct to retail” national accounts. In August 2004, we hired an Executive Vice-President of Sales, to manage the entire DSD sales force; however, we subsequently terminated this position in February 2005.

Distribution

We sell a majority of our products through our DSD distribution network, and we currently have relationships with approximately 163 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with many of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

In addition, we sell our products directly to certain large national retail accounts, such as Barnes & Noble, Panera Bread Company, Cost Plus World Markets, Starbucks, and Target Corporation. Distribution of our products into these DTR accounts is handled by the retailer’s distribution system or by its designated food-service or other distributors.

For the year ended December 31, 2004, two of our customers represented approximately 22% of total revenues. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or accounts.

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

Production

Contract Packing Arrangements

We currently use six main independent contract packers known as “co-packers” to prepare, bottle and package our products. Our contract packers are located in Burnaby, British Columbia (Jones Soda), Woodbridge, Ontario (Jones Soda and Jones Naturals), St. Louis, Missouri (Jones Soda), Forest Grove, Oregon (Jones Naturals), Cold Springs, Minnesota (Jones Energy and Whoopass), and Lawrenceburg, Indiana (Jones Energy). We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-packing costs have increased. As a result, in 2004 we added our previously mentioned co-packer in St. Louis, Missouri for our Jones Soda product. We expect to continue to look for alternative or lower-cost co-packing arrangements for our products in the United States and in Canada.

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

For every run of product, our contract packer undertakes extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract packer must transmit all quality control test results to us for reference following each production run.

Testing includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product through a program for stringent contract packer selection, training, and communication.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Naturals™“, “Jones Energy™“ and “WhoopAss™.” In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “Wet Yourself®,” “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design™,” “Whoopass and Design®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

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

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include

•	distribution,

•	brand name,

•	brand image,

•	price,

•	labeling and packaging,

•	advertising,

•	product quality and taste,

•	trade and consumer promotions, and

•	the development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than we have. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewarts, Nantucket Nectars, Mistic), Thomas Kemper, Boylan’s and Hansen’s. We also compete against Coke, Pepsi, and other traditional soft drink manufacturers and distributors.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda brand, we sell Jones Naturals, Jones Energy and WhoopAss as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Soda in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See “—Certain Factors That May Affect Future Results,” below.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We currently have distribution arrangements with Barnes & Noble, Panera Bread Company, CostPlus World Markets, Starbucks and Target Corporation. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Soda, Jones Naturals, Jones Energy and Whoopass products are priced in the same price range as competitive New Age beverage brands and products.

Employees

As of December 31, 2004, we had 51 full-time employees, 31 of whom were employed in sales and marketing capacities, 14 were employed in administrative capacities, and 5 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

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

Factors Relating to Our Company and Our Business

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected.  Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include

•	the level of demand for our brands and products in a particular distribution area,

•	our ability to price our products at levels competitive with those offered by competing products, and

•	our ability to deliver products in the quantity and at the time ordered by distributors.

We may not be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely effect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We have entered into written agreements with many of our top distributors for varying terms and duration; however, most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of performance under those agreements, and any of those agreements may be terminated early. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. We cannot predict the number of cases sold by any of our distributors.

Our business plan and future growth is dependent in part on our distribution arrangements with national retail accounts. There are risks associated with this new distribution strategy. The loss of any of our national DTR accounts could adversely affect us.

We currently have distribution arrangements with several large national retail accounts to distribute our products directly through their stores, consisting of Barnes & Noble, Panera Bread Company, CostPlus World Markets, Starbucks Coffee Company and Target Corporation. Although we believe that our “direct to retail” program will increase our national visibility among consumers, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with each of these accounts. In particular, we do not have a distribution agreement with Starbucks and we operate based solely on purchase orders we receive from Starbucks. In addition, with respect to Panera, we have a one-year agreement that has expired and we are currently renegotiating the terms. There is no assurance that we will be able to maintain continuing relationships with any of these national accounts, or that we will be able to renew any of these accounts upon expiration of the term of the existing arrangements. Also, any of our agreements may be terminated early. The loss of any of these high-profile national accounts could negatively impact our revenues and our reputation. In addition, we may not be able to establish additional distribution arrangements with other national retailers. Second, as we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. Any increase in our costs for their carrying our product, reduction in price, or demand for product discounts could have a material adverse affect on our profit margin. Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, although we believe that increased visibility of our product through these national retailers may lead to increased product sales through our network of independent distributors.

Our business plan and future growth is dependent in part on licensing strategy. There are risks associated with this new licensing strategy.

During 2004 and in early 2005 we entered into three different licensing agreements. These licensing agreements provide for each company with which we partner to manufacture and distribute products carrying the Jones Soda Co. brand. To date, these products include Jones Soda in a 12-ounce can, Jones Soda lip balms and Jones Soda Frozen Pops. Although we believe that our new licensing strategy will increase our national visibility among consumers, there are several risks associated with implementing this licensing strategy. First, there is no assurance that the licensing partner will maintain the same level of quality assurance, inventory management and oversight we are able to maintain with the manufacture of our products directly under our supervision. Second, our expertise is in beverages and there is no assurance to us that the same quality standards are required of other products in other industries. Finally, there is no assurance that the licensing partner will provide the same focus on distribution or management of the brand as is done with our own products. In addition, any of our agreements may be terminated early. For example, although we have a 2-year licensing agreement with Target Corporation, it may be terminated by either party upon 90 days notice at any time after June 1, 2005.

Although we generated a profit in fiscal 2004 and 2003, we have a history of operating losses and there are no assurances that we will be able to continue profitable operations into the future.

In fiscal 2004 and 2003, we had earnings from operations of approximately $1,277,000 and $367,000, respectively, compared to losses from operations in fiscal 2002 and 2001 of approximately $(1,057,000) and $(1,787,000), respectively. At December 31, 2004, we had an accumulated deficit of approximately $8,300,000. We believe that to continue to operate at a profit we must:

•	increase the sales volume for our unique brands and products;
•	achieve and maintain efficiencies in operations;
•	maintain fixed costs at or near current levels; and
•	avoid significant increases in variable costs relating to production, marketing and distribution.

We may not be able to meet these objectives and sustain profitability. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to maintain profitability. Our ability to increase sales from current sales levels will depend primarily on success in expanding our current markets, improving our distribution base, entering into “direct to retail” arrangements with national accounts, and introducing new unique brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at levels competitive with competing products, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

We need to effectively manage our growth and execution of our business plan. Any failure to do so would negatively impact our profitability.

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. We currently have a lean management structure, with our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer responsible for most of our management. As we grow and execute our business plan, our management may be too thin and we may need to bring in additional members of management, and we may not be successful in finding appropriate executes as or when needed. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our production costs and general and administrative expense, and otherwise to execute on our business plan. We need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. We may not be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our profit margin.

The loss of key personnel would directly affect our efficiency and profitability.

We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves as President and Chief Executive Officer, as well as the management, financial and operational skills of Jennifer L. Cue, our Chief Financial Officer and Chief Operating Officer. We have in place with Mr. van Stolk a two-year employment agreement that expires on November 30, 2007. We also have a three-year employment agreement with Ms. Cue that expires on September 30, 2006. The loss of either of Mr. van Stolk or Ms. Cue’s services could have a material adverse affect on our business and operations, including our ability to develop and execute on a long-term, profitable business plan.

Our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate our business successfully in the future, it may be necessary to further strengthen our management team.

We face currency risks associated with fluctuating foreign currency valuations.

For the year ended December 31, 2004, approximately 11.0% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollar has had a positive impact on our revenues attributable to sales in Canada, it has also negatively impacted our costs of goods. The majority of our products are produced and bottled in Canada through two of our co-packers. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar has similar relative adverse effect on our production costs. We are currently looking for alternative co-packing facilities in the U.S., as well as lower cost co-packers in Canada, in an attempt to reduce the impact of these currency fluctuations on our production costs. In addition, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers are converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2004, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

Even though we control and manage the entire manufacturing process of our products, we do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third-parties and contract packers to produce our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for contract packers’ business is tight, especially in the western United States, and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. We may not be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

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

Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

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

For the year ended December 31, 2004, two distributors (out of our network of approximately 163 distributors) accounted for approximately 21% of the total number of cases of our beverage products sold. If these primary distributors were to stop selling our products or decrease the number of cases purchased, this could have an adverse impact on our revenues and financial results. In fact, in 2001 three of our top five distributors either filed for bankruptcy or went out of business. Although we subsequently entered into distribution agreements or letters of intent with new distribution partners for these three markets in late 2001 and early 2002, our revenues were adversely affected by downtime, transition costs and expenses resulting from the initial deployment of our products in each new distributor’s network. If any our existing significant distributors cease operations, file for bankruptcy or terminate their relationship with us, we may not be successful in finding new or replacement distributors.

We have limited working capital and may need to raise additional capital in the future.

At December 31, 2004, our cash and cash equivalents was approximately $334,000, we had approximately $2,835,000 in accounts receivable and approximately $3,551,000 in inventory. Our working capital at December 31, 2004 was approximately $3,779,000. Although we believe that net cash provided by operations and amounts available under our bank line of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures during fiscal 2005, a revenue shortfall could deplete our limited financial resources and require us to reduce costs and operations substantially or to raise additional funds through equity or debt financings.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 12 and 34. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, WhoopAss and Jones Organics brands will also be substantially dependent upon acceptance of the Jones Soda brand. Accordingly, any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The alternative beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewarts, Nantucket Nectars, Mistic), Thomas Kemper, Boylan’s and Hansen’s. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than we, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences also are affected by factors other than taste, such as the recent media focus on obesity in youth. Although we have attempted to respond to this issue with our sugar-free and mid-calorie products, sales of our products may be adversely affected by the negative publicity associated with this issue. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

Our sales are affected by seasonality.

As is typical in the beverage industry, our sales are seasonal. In a typical year, approximately 60% of our sales by volume occur from April to September and approximately 40% occur from October to March. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products. In the event of a serious product quality issue, we maintain a Recall Procedures Plan to assist us in mitigating the effects from such a product quality issue.

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

Rising fuel and freight costs may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly our fuel expenses, have been increasing and we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

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

We lease approximately 7,989 square feet of office space in Seattle, Washington for our principal executive and administrative offices. Effective March 1, 2003, we entered into an amendment to this lease to extend the term of the lease until February 28, 2005 and to reduce the monthly rent to $6,658 per month, down from $10,985 per month. In March 2005, we entered into another amendment to this lease to extend the term until March 1, 2007 and to increase the monthly rent to $7,323 per month for the first year of the agreement, increasing to $7,989 for the second year of the agreement.

We believe our leased premises are suitable and adequate for their use and, in the opinion of management, are adequately covered by insurance.

We own no real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.    LEGAL P ROCEEDINGS.

We are not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM	4. SUBMISS ION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR COMMON ST OCK AND RELATED SHAREHOLDER MATTERS.

Common Stock

Our common stock is currently quoted for trading on traded on the OTC Bulletin Board under the symbol “JSDA.OB” and in Canada on the TSX Venture Exchange under the symbol “JSD.V”.

We initiated trading of our common stock on the OTC Bulletin Board on June 23, 2000. The following table shows, for each quarter of fiscal 2004 and 2003, the high and low closing sales prices as reported by the OTC Bulletin Board and the high and low closing sale prices as reported by the TSX Venture Exchange. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board		TSX Venture Exchange
	High	Low	High		Low
2004:
Fourth quarter	$4.30	$3.13	Cdn. $	5.40	Cdn. $	3.69
Third quarter	$4.35	$3.00	Cdn. $	5.60	Cdn. $	4.15
Second quarter	$3.42	$2.10	Cdn. $	4.45	Cdn. $	3.00
First quarter	$3.02	$2.00	Cdn. $	4.00	Cdn. $	2.50

2003:
Fourth quarter	$2.50	$1.15	Cdn. $	2.95	Cdn. $	1.52
Third quarter	$1.35	$0.73	Cdn. $	1.90	Cdn. $	0.96
Second quarter	$0.88	$0.27	Cdn. $	1.15	Cdn. $	0.37
First quarter	$0.46	$0.23	Cdn. $	0.65	Cdn. $	0.33

Holders

As of March 25, 2005, there were 21,380,721 shares of common stock issued and outstanding, held by approximately 279 holders of record.

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute four unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Naturals™, a non-carbonated juice & tea;

•	Jones Energy™, a citrus energy drink; and

•	WhoopAss™, a citrus energy drink,

and, as announced in February 2005, we will be launching Jones Organic Teas in the second quarter of 2005.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

With respect to our distributors (DSD), during the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2004, we continued to focus on our four core markets, although in certain limited instances we re-expanded into the U.S. Northeast, U.S. Southeast and Eastern Canada. In addition, in the fourth quarter of 2004, we added sales personnel in Eastern Canada and the U.S. Northeast.

We launched our “direct to retail” (DTR) business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that has been in place since 1999. In addition, in October, 2004, in connection with our licensing arrangement with Target Corporation for our new 12-ounce cans, we began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our new 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with the exclusive rights in the United States to market and sell new 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Pops through all Kroger and Kroger affiliated grocery stores in the United States.

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

Licensing revenue are recorded when the sale confirmation from the third party is received by the company, and represents amounts realized net of provisions for sales returns. We recognize sale of concentrate relating to the licensing agreement, and as a result, the sale of concentrate and associated costs are recorded on a net basis resulting in no impact to our statement of operations.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue (which resulted in a reduction in revenue of approximately $361,000 for the twelve-month period ended December 31, 2004 compared to a reduction in revenue of approximately $561,000 for the twelve-month period ended December 31, 2003. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 60 days since invoice. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

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

Deferred Income Taxes

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $5,658,000 in the U.S., which are available to offset future federal taxable income, if any. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2004, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Results of Operations for the Year Ended December 31, 2004

Revenue

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
Revenue	$27,450	$20,101	36.6%

For the year ended December 31, 2004, revenues were approximately $27,450,000, an increase of $7,349,000, or 36.6% over the $20,101,000 in revenues for the year ended December 30, 2003. Consolidated case sales with a translation to 288-ounce equivalent cases for the year ended December 31, 2004 were 2,258,000, an increase of 33.5% from 288-ounce equivalent case sales for the 2003 year of 1,690,000. The increase in revenues in fiscal 2004 over fiscal 2003 was primarily attributable to higher case sales of Jones Soda and Jones Energy, partially offset by small decrease in both Jones Naturals and Whoopass.

The overall increase in revenues for the comparable years was due primarily to the fact that we experienced increased case sales of Jones Soda through our distributor network in our core markets of the Southwest, Midwest and Western Canada, as well as in our non-core markets of the Northeast, Southeast and Eastern Canada.

The increase in revenues was also due to our strategy of adding certain national accounts. In particular, in March 2004 we added the Starbucks account (Jones Soda) in the U.S., which provided revenue to us in all quarters of fiscal 2004. In addition, we had increased revenues over the comparable periods of fiscal 2004 and 2003 from certain of our existing national accounts such as Panera Bread Company (Jones Soda and Jones Naturals) which has continued to grow in number of bakery-cafes year over year. In addition in the fourth quarter of 2004, we added the Target Corporation account (Jones Soda and Jones Energy).

Revenues for the fiscal 2004 year also reflect certain increased selling prices implemented during 2003, including a price increase on Jones Naturals in March 2003, and also reflect a higher per case selling price for our 16-oz. format of Jones Energy that we launched in the second quarter of 2003 (compared to our 8.4 oz. counterpart). These price increases are not fully reflected in the comparable fiscal period of 2003.

Consolidated case sales for the twelve months of 2004 were 2,122,000, an increase of 37.1% from case sales of 1,548,000 for the twelve months of 2003. The increase in case sales between comparable year-to-date periods reflects higher case sales of Jones Soda (up 44.7% from the same period of 2003) and Jones Energy (up 35.6% from the same period of 2003). This year to date increase in case sales of Jones Soda and Jones Energy more than offset decreased case sales for Jones Naturals (down 3.1% from the same period of 2003), and Whoopass (down 2.8% from the same period in 2003).

Gross Profit

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
Gross profit	$9,564	$7,144	33.9%
Percentage of revenue	34.8%	35.5%

For the year ended December 31, 2004, gross profit increased by approximately $2,420,000 or 33.9% over the $7,144,000 in gross profit for the year ended December 31, 2003. For fiscal 2004, gross profit as a percentage of revenue decreased to 34.8% from 35.5% for fiscal 2003. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly lower gross margin. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2004 was attributable primarily to a higher cost of product on Jones Soda and Jones Naturals due to higher freight and fuel costs and the strengthening of the Canadian dollar year over year. We have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar in 2004. In an effort to mitigate the impact of a rising Canadian dollar, during the second quarter of fiscal 2004 we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2004. The decrease in gross profit as a percentage of revenue was partially offset by certain cost decreases, primarily the Jones Soda and Jones Naturals products, due to annual rebates from various suppliers received in the three-month period ended December 31, 2004 based on the total volume purchased for the entire year of 2004.

Licensing Revenue

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
Licensing revenue	$109	$0	n/a

During the fourth quarter of 2004, we launched Jones Soda in a 12-ounce can fridge pack format in Target Corporation. Under this exclusive arrangement, Target Corporation arranges for the production of our product under license from us, and we receive royalty payments from Target Corporation based on case sales throughout the chain. For the year ended December 31, 2004, we received licensing revenue of approximately $109,000. We did not have comparable revenue in 2003.

Total Operating Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
Promotion and selling	$5,956	$4,603	29.4%
General and administrative	$2,440	$2,174	12.2%

Total operating expenses	$8,396	$6,777	23.9%
Percentage of revenue	30.6%	33.7%

Total operating expenses for the year ended December 31, 2004 were approximately $8,396,000, an increase of $1,619,000 or 23.9% over operating expenses of $6,777,000 for the year ended December 31, 2003. For fiscal 2004, total operating expenses as a percentage of revenue decreased to 30.6% from 33.7% over the comparable period in 2003. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses for twelve month period.

Promotion and Selling Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
Promotion and selling	$5,956	$4,603	29.4%
Percentage of revenue	21.7%	22.9%

Promotion and selling expenses for the year ended December 31, 2004 were $5,956,000, an increase of $1,353,000, or 29.4% over promotion and selling expenses of $4,603,000 for the year ended December 31, 2003. Promotion and selling expenses as a percentage of revenue decreased to 21.7% for fiscal 2004 from 22.9% over the comparable period in 2003. The increase in promotion and selling expenses for the year ended December 31, 2004 was attributable to an increase in distributor programs within the DSD network, an increase in salaries and wages and related DSD sales team expenses associated with our expanding sales force, including a new Executive Vice President of Sales, as well as new expenses associated with the launch of our products into Target and to a lesser extent expenses associated with our Holiday Pack. In contrast, during 2003, we had reduced our corporate marketing spending and other brand imaging marketing programs to focus more on our core selling markets, and we had decreased salaries and wages associated with a new incentive-based compensation program for our sales force implemented in the first quarter of 2003, although for the latter part of 2003, our expenses increased due to our hiring new sales personnel to help build and grow our brands, and due to an increase in distributor programs, including a promotional program with Albertsons in our Western region in the third quarter. At December 31, 2004 we had 31 employees in sales and marketing, compared to 23 such employees at December 31, 2003.

General and Administrative Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2004	2003
General and administrative	$2,440	$2,174	12.2%
Percentage of revenue	8.9%	10.8%

General and administrative expenses for the year ended December 31, 2004 were $2,440,000, an increase of $266,000, or 12.2% compared to $2,174,000 for the year ended December 31, 2003. General and administrative expenses as a percentage of revenue decreased to 8.9% for fiscal 2004 from 10.8% for the comparable period in

2003. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in salaries and wages, bank charges, accounting fees, insurance expenses, training expenses and telephone expenses, partially offset by a decrease in legal fees and non-cash stock compensation.

Other Income (Expense)

For the year ended December 31, 2004 we had other income of approximately $53,000 compared to other expense of approximately $(43,000) in fiscal 2003. Other income in 2004 primarily includes a foreign exchange gain while other expense in 2003 primarily includes a foreign exchange loss.

Net Income

Net income for the year ended December 31, 2004 was approximately $1,330,000 compared to net income of $324,000 for fiscal 2003. The increase in net income for the comparable years was due primarily to an improvement in earnings from operations, the result of an increase in gross profit partially offset by an increase in total expenses.

We did not incur any tax expense for fiscal 2004, due to that we have net operating loss carryforwards for U.S. federal income tax purposes of $5,658,326, which are available to offset federal taxable income. In addition, we did not incur any tax benefit for fiscal 2004, due to that we do not believe that we meet the criteria required to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of December 31, 2004, we had working capital of approximately $3,779,000 compared to working capital of $1,949,000 as of December 31, 2003. The increase in working capital was primarily attributable to increased accounts receivable and inventory as a result of increases in sales, partially offset by increasing accounts payable.

On June 25, 2004, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 1.5% per annum (6.75% as of December 31, 2004). The credit facility does not impose any financial covenants. As of December 31, 2004, we had $480,285 outstanding under the line of credit, out of a total of $1,374,786 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, the line of credit requires that all payments received on account receivable be submitted to our lender as collateral on the line of credit; if no amounts are outstanding on the line of credit the payment received by the lender are subject to a one-day hold before being released to us to allow for the application of funds.

Cash and cash equivalents were $333,533 as of December 31, 2004 compared to $315,988 as of December 31, 2003. Net cash used in operating activities was approximately $772,000 for the year ended December 31, 2004, primarily due to an increase in the levels of our finished goods inventory (a result of increasing case sales in the latter part of the year and building of inventory in anticipation of continued increasing sales), as well as higher accounts receivable due to higher sales, partially offset by positive cash flow from operations and accounts payable. We used $179,000 in investing activities for the year ended December 31, 2004, primarily for the purchase of a new computer server, coolers, and sampling vans and secondarily for registration of miscellaneous trademarks. Cash flow from financing activities was $969,000 for the year ended December 31, 2004 and consisted primarily of the proceeds from the exercise of stock options and borrowing under our line of credit.

The increase in our accounts receivable from December 31, 2003 to December 31, 2004 from $1,507,000 to $2,835,000 was due principally from increased sales in the respective preceding quarters. Similarly, the increase in accounts payable from December 31, 2003 to December 31, 2004 from $2,060,000 to $2,746,000 was due principally to increasing sales and production requirements in the fourth quarter of 2004 compared to 2003.

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

Investor Relations

During the 2004 fiscal year, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

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

ITEM 8B.    OTHER INFORMATION

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and others performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003.

The other information called for by Part III, Item 9, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 19, 2005, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 31, 2004, our fiscal year end.

ITEM 10.    EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 19, 2005, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information called for by Part III, Item 11, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 19, 2005, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2004, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under our 1996 Stock Option Plan and 2002 Stock Option Plan, which are our only existing equity compensation plans. See also “Note 10 to Consolidated Financial Statements of Jones Soda Co.” included in this Report.

	(a)	(b)		(c)		(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options		No. of Shares Available for Future Issuance (1)		Total of Shares Reflected in Columns (a) & (c)
Equity Compensation Plans Approved by Shareholders (2)	2,032,250	$1.068	(3)	508,500	(4)	2,540,750
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A		N/A		N/A
TOTAL	2,032,250	$1.06	(3)	508,500	(4)	2,540,750

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 1996 Stock Option Plan and 2002 Stock Option Plan.
(3)	At December 31, 2004, there were outstanding options for a total of 540,750 shares with exercise prices in Canadian dollars, and outstanding options for a total of 1,491,500 shares with exercise prices in U.S. dollars. The weighted average of those exercise prices was $1.06 (U.S.), based on a currency exchange rate of 1.2045 Canadian to 1 U.S.
(4)

The 2002 Stock Option Plan initially provided for 1,500,000 shares available for issuance under the plan, with an increase of up to an additional 250,000 shares (or such lesser number as approved by the Board of Directors) on January 1 of each fiscal year during the 10-year term of the plan, beginning January 1, 2003 through and including January 1, 2012. Accordingly, as of December 31, 2004, a total of 2,000,000 shares were available for issuance under the 2002 plan, with an aggregate maximum of up to 3,750,000 shares available over the 10-year life of the 2002 plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 19, 2005, and is incorporated herein by reference.

ITEM 13.    EXHIBITS.

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2 (3)++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(10)++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.3A(10)++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)++	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(4)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.

10.5A(5)	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.5B**	Second Amendment to Lease, dated March 1, 2005, between R2H2 LLC and Jones Soda Co.

10.6(6)	Guaranty, dated June 25, 2004, by Jones Soda Co. in favor of CAPCO Financial Company

10.7(6)	Contract of Sale Security Agreement, dated June 25, 2004, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1 dated June 25, 2004

10.8(7)	Employment Agreement with Peter van Stolk dated effective December 1, 2004

10.9(8)	Employment Agreement with Jennifer Cue dated October 1, 2003

10.10(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.11(9)	Jones Soda Co. 2002 Stock option plan

10.12**++	Licensing and Distribution Agreement, dated effective April 1, 2005, between Jones Soda Co. and The Kroger Co.

10.13**++	Licensing and Distribution Agreement, dated effective July 16, 2004, between Jones Soda Co. and Target Corporation

14.1(10)	Code of Ethics for Financial Officers

21.1(5)	Subsidiaries of Jones Soda Co.

23.1**	Consent of KPMG LLP

31.1**	Certification by Peter van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Jennifer Cue, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Peter van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Jennifer Cue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-KSB.
++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2002.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 6, 2004.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K dated February 14, 2005, filed on February 16, 2005.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed on November 14, 2003.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed on March 30, 2004.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 19, 2005, and is incorporated herein by reference.

SIGN ATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2005

/s/ JENNIFER L. CUE Jennifer L. Cue	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2005

Ron B. Anderson	Director

/s/ SCOTT BEDBURY Scott Bedbury	Director	March 29, 2005

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 29, 2005

/s/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	March 29, 2005

/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 29, 2005

/s/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	March 29, 2005

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

AUDITORS’ REPORT

The Board of Directors and Stockholders

Jones Soda Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31,2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Chartered Accountant

Vancouver, Canada

February 11, 2005

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents (note 8)	$333,533	$315,988
Accounts receivable (note 3)	2,834,882	1,507,374
Inventory (note 5)	3,550,595	2,000,924
Prepaid expenses and deposits	399,779	275,623

	7,118,789	4,099,909
Capital assets (note 6)	682,439	490,273
Intangible assets (note 7)	49,444	75,856

	$7,850,672	$4,666,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness (note 8)	$480,285	$—
Accounts payable and accrued liabilities	2,745,602	2,059,587
Current portion of capital lease obligations	63,549	41,630
Current portion of deferred revenue	50,000	50,000

	3,339,436	2,151,217
Capital lease obligations (note 9)	113,509	19,712
Deferred revenue (note 4)	50,000	100,000
Shareholders’ equity (note 10):
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 20,956,346 common stock (2003—20,089,096)	11,780,996	11,178,475
Additional paid-in capital	758,877	739,140
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,299,898)	(9,630,258)

	4,347,727	2,395,109

	$7,850,672	$4,666,038

Nature and continuance of operations (note 1)

Commitments	and contingencies (note 11)

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

	2004	2003
Revenue	$27,449,674	$20,100,864
Cost of goods sold	17,885,811	12,957,165

Gross profit	9,563,863	7,143,699
Licensing revenue	109,234	—
Operating expenses:
Promotion and selling	5,955,645	4,603,219
General and administrative (note 10(a))	2,440,185	2,173,695

	8,395,830	6,776,914

Income from operations	1,277,267	366,785
Other income (expense):
Interest income (expense), net	(3,705)	25,066
Other income (expense)	56,798	(68,336)

	53,093	(43,270)

Earnings for the year	$1,330,360	$323,515

Earnings per share:
Basic	$0.06	$0.02
Diluted	0.06	0.02

Weighted average number of common stock:
Basic	20,639,402	19,871,180
Diluted	21,949,001	20,592,917

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit	Comprehensive income	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2002	19,800,596	$11,021,231	$625,560	$107,752	$(9,953,773)		$1,800,770
Options exercised	288,500	157,244	—	—	—		157,244
Stock-based compensation expense	—	—	113,580	—	—		113,580
Comprehensive loss:
Income for the year	—	—	—	—	323,515	323,515	323,515

Balance, December 31, 2003	20,089,096	11,178,475	739,140	107,752	(9,630,258)		2,395,109
Option exercised	867,250	602,521	—	—	—		602,521
Stock-based compensation expenses	—	—	19,737	—	—		19,737
Repurchase escrow shares
Comprehensive loss:
Increase for the year	—	—	—	—	1,330,360	1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	$11,780,996	$758,877	$107,752	$(8,299,898)		$4,347,727

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from (used in) operating activities:
Earnings for the year	$1,330,360	$323,515
Items not involving cash:
Depreciation and amortization	193,223	173,605
Non-cash Stock-based compensation	19,737	113,580
Changes in assets and liabilities:
Accounts receivable	(1,327,508)	(574,720)
Inventory	(1,549,671)	(240,736)
Prepaid expenses	(124,156)	211,423
Accounts payable and accrued liabilities	686,015	294,290

Net cash from (used in) operating activities	(772,000)	300,957
Cash flows used in investing activities:
Purchase of capital assets	(167,019)	(82,386)
Purchase of intangible assets	(12,176)	(11,156)

Net cash used in investing activities	(179,195)	(93,542)
Cash flows from financing activities:
Net Borrowing under line of credit	480,285	(114,833)
Repayment of capital lease obligations	(64,066)	(9,141)
Note receivable	—	75,238
Deferred revenue	(50,000)	(50,000)
Proceeds from exercise of options	602,521	157,244

Cash flows from financing activities	968,740	58,508

Net increase in cash and cash equivalents	17,545	265,923
Cash and cash equivalents, beginning of year	315,988	50,065

Cash and cash equivalents, end of year	$333,533	$315,988

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$19,737	$113,580
Bad debt recovery	15,000	71,493
Increase in capital lease obligations	179,782	40,740
Write off of note receivable	—	151,979
Write off of deferred revenue	—	(151,979)

Cash paid during year for:
Interest received	$—	$(45,295)
Interest payments	7,288	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

1.    Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, and WhoopAss™, a high energy drink. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

(c)  Foreign currency translation:

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the twelve month period ended December 31, 2004, the Company incurred a foreign exchange gain of $56,798 (2003 loss—$68,336).

(d)  Cash and cash equivalents:

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(e)  Inventory:

Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost includes laid-down cost and is determined principally using actual cost on a first-in first-out basis. Inventory that is older than 12 months is considered as obsolescence and is expensed as part of cost of goods sold.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

(f)  Capital assets:

Capital assets are recorded at cost and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 50%
Automobile and computers	30%
Equipment under capital lease	Lease term which approximates its useful life

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

(i)  Revenue recognition:

Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances which are recognized at the time of sale. The Company’s sales arrangements are not subject to warranty. Cash received in advance of delivery is recorded as deferred revenue in the consolidated balance sheet.

Licensing revenue is recorded when confirmation of sale to third parties is received from the customer, and represents amounts realized net of provisions for sales returns.

The Company recognizes sale of concentrate relating to licensing agreement, in accordance with EITF 99-19 on “Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result, the sale of the concentrate and associated costs are recorded on a net basis. As concentrate is sold at cost, there is no impact on the Company’s statement of operations.

For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

Consideration given by the Company to a customer (including a reseller of the Company’s products) are accounted for as a reduction of revenue when recognized in the Company’s income statement. For the twelve month period ended December 31, 2004, revenue was reduced by $361,068 (2003—$516,094).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

(j)  Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2004, the Company incurred research and development costs of nil (2003—nil).

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings for years ended December 31, 2004 and 2003 would have been presented as follows:

	Twelve Months Ended December 31
	2004	2003
Earnings as reported	$1,330,360	$323,515
Add: Stock-based employee compensation expenses included in reported earnings	19,737	113,580

Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(318,458)	(149,270)

Pro forma earnings	$1,031,639	$287,825

Earnings per share
Basic—as reported	0.06	0.02
Basic—pro forma	0.05	0.01
Diluted—as reported	0.06	0.02
Diluted—pro forma	0.05	0.01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 1.63% to 2.55% (2003—1.75%), and (6) an estimated volatility of 82% (2003—77%)

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

The weighted average fair value of options granted in 2004 and 2003 was $1.06 and $0.36, respectively.

(l)  Advertising:

The Company expenses advertising costs as incurred. During the year ended December 31, 2004, the Company incurred advertising costs of $3,891,751 (2003—$3,205,925).

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

(n)  Earnings per share:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings (loss) per share are computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

(o)  Comprehensive income (loss):

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income (loss) in the Consolidated Statement of Shareholders’ Equity.

(p)  Volume rebates from vendors:

In the current year, the Company adopted EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”. As a result, consideration received by the Company from the vendor is accounted for as a reduction of cost of sales if sold or inventory if the associated product has yet to be sold. For the year ended December 31, 2004, the reduction against cost of goods sold is $185,471 (2003—nil) and inventory $40,488 (2003—nil)

(q)  Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No 123 entitled “Share—Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123 is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the implications of FAS 123R to its consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be recognized as current period charges. The Company has adopted FAS No. 151 in the year ended December 31, 2004, which had no effect on our consolidated financial statements.

In December 2003, the FASB issued a revised Interpretation of FIN No. 46. FIN No. 46R, Consolidation of Variable Interest Entities clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. To the extent that one party holds the majority of the residual risks or estimated returns of the variable interest entity, they are defined to be the primary beneficiary and are required to consolidate said entity, and is effective in the Company’s 2004 fiscal year. Application of FIN 46R in 2004 did not impact the Company’s financial position or results of operations.

(r)  Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.    Accounts receivable:

	2004	2003
Trade	$2,851,922	$2,118,752
Other	158,084	53,949
Allowance for doubtful accounts	(175,124)	(665,327)

	$2,834,882	$1,507,374

Supplementary information on the allowance for doubtful accounts:

	2004	2003
Allowance for doubtful accounts:
Beginning of year	$665,327	$763,319
Bad debt expense	4,000	—
Net recoveries and write offs	(494,203)	(97,992)

End of year	$175,124	$665,327

Net recoveries and write offs of $494,203 relate to bad debts expensed during 2001. $475,203 was written off during 2004 and $19,000 was collected during 2004.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

4.    Deferred revenue:

	2004	2003
Deferred revenue	$100,000	$150,000
Current portion of deferred revenue	(50,000)	(50,000)

	$50,000	$100,000

In 2001, the Company secured a new distributor to replace a previous distributor that went bankrupt. As part of the distribution agreement, the Company received a $250,000 non-refundable cash payment from its new distributor which was recorded as deferred revenue and is being amortized on a straight-line basis over the five years, representing management’s current best estimate of the period of imputed benefit from the initial distribution agreement. During 2004, $50,000 has been recognized in revenue.

5.    Inventory:

	2004	2003
Finished goods	$1,964,875	$1,460,550
Raw materials	1,585,720	540,374

	$3,550,595	$2,000,924

6.    Capital assets:

	2004	2003
Automotive	$265,630	$85,848
Equipment	1,025,410	922,273
Office and computer equipment	616,029	552,147

	1,907,069	1,560,268
Accumulated depreciation	(1,224,630)	(1,069,995)

	$682,439	$490,273

Included in fixed assets are assets under capital leases with a net book value of $301,982 (2003—$138,238).

7.    Intangible assets:

	2004	2003
Trademarks and patents	$328,125	$314,949
Accumulated amortization	(278,681)	(240,093)

	$49,444	$75,856

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

8.    Bank indebtedness:

On June 25, 2004, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 1.5% per annum (6.75% at December 31, 2004). The credit facility does not impose any financial covenants. As of December 31, 2004, the Company had $480,285 outstanding under the line of credit, out of a total of $1,374,786 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1 day hold to allow for the application of funds. As of December 31, 2004, $29,300 included in cash and cash equivalents is subject to this 1 day hold.

9.    Capital lease obligations:

The Company’s scheduled payments, including interest at 5.22% at December 31, 2004 are as follows:

2005	63,549
2006	53,926
2007	44,255
2008	15,329

$177,059

10.    Shareholders’ equity:

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

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

For the year ended December 31, 2004, the Company granted all options in US dollars. Included in general and administrative expenses for 2004 is stock-based compensation of $19,737 (2003 –$113,580).

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2002	2,543,500	$0.59	$0.92
Option granted	651,000	0.36	0.46
Options exercised	(288,500)	(0.55)	(0.74)
Options cancelled	(501,500)	(0.81)	(1.06)

Balance at December 31, 2003	2,404,500	$0.58	$0.76
Option granted	560,500	2.39	2.88
Options exercised	(867,250)	(0.69)	(0.90)
Options cancelled	(65,500)	(0.44)	(0.54)

Balance at December 31, 2004	2,032,250	$1.06	$1.27

The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2004:

		Weighted average remaining contractual life (years)
Range of exercise	Number outstanding		Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.66 to $0.91	540,750	1.12	$0.81	$0.98	540,750	$0.81	$0.98
$0.25 to $0.50	909,750	2.78	0.39	0.47	909,750	0.39	0.47
$1.10 to $3.94	581,750	4.41	2.32	2.80	272,250	2.20	2.65

	2,032,250		$1.06	$1.27	1,722,750	$0.81	$.97

11.    Commitments and contingencies:

The Company has lease commitments for office and warehouse premises expiring on February 28, 2005. During the year ended December 31, 2004, the Company incurred rental expenses of $101,345 (2003—$93,205). The Company has re-negotiated an extension of the office lease for a further 2-year term beginning March 1, 2005 requiring rental payments of $7,323 per month from March 1, 2005 to February 28, 2006 and $7,989 per month from March 1, 2006 to February 28, 2007.

In April 2004, the Company entered into a memorandum of understanding with a major retailer. The agreement requires the Company to pay $30,000 on April 12, 2005, in exchange for non-exclusive presence for Jones coolers and products for a one year commencing April 12, 2005 to March 31, 2006, at all locations owned by the major retailer.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

12.    Income taxes:

US and Canadian components of income (loss) before income taxes were:

	2004	2003
US	$1,048,470	$(134,419)
Canadian	281,890	457,934

	$1,330,360	$323,515

Regular income tax expense attributable to income (loss) before taxes was nil for years ended December 31, 2004 and 2003 by applying the US combined federal and state income tax rate of 35.32% and 35% respectively (Canadian federal income tax rates for 2004 and 2003 are 35.62% and 37.62% respectively).

	2004	2003
Computed “expected” tax expense	$470,728	$125,228
Increase (reduction) in income taxes resulting from:
Other permanent differences	21,130	7,995
Losses deferred to future periods (previously unrecognized benefits applied)	(687,482)	(72,839)
Other, net	195,624	(60,384)

	$—	$—

The Company’s deferred tax expense was nil for the years ended December 31, 2004 and 2003 respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, in the Company’s two tax jurisdictions, are presented below:

United States:

	2004	2003
Loss carryforwards	$2,007,350	$2,419,639
Fixed assets	(59,317)	(46,495)
Intangible assets	482,010	514,197
Other	135,914	282,064

	2,565,957	3,169,405
Valuation allowance	(2,565,957)	(3,169,405)

Net deferred tax asset	$—	$—

Canadian (in Canadian dollars):

	2004	2003
Loss carryforwards	$251,380	$286,840
Fixed assets	224,295	285,851
Intangible assets	(62,551)	(62,729)

	413,124	509,962
Valuation allowance	(413,124)	(509,962)

Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at December 31, 2004, the Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full valuation allowance.

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $5,658,326 in the US, which are available to offset future federal taxable income, if any.

The net operating loss carryforwards expire as follows:

2018	$69,924
2019	465,535
2020	2,442,568
2021	1,644,360
2022	1,060,939

$5,658,326

In Canada, net operating loss carryforwards of $705,729 (in Canadian dollars) are available to offset future federal taxable income, if any.

The net operating loss carryforwards expire as follows:

2005	$684,277
2006	2,378
2007	19,074

$705,729

13.    Segmented information and export sales:

The Company operates in one industry segment, with operations during 2004 in the United States, Canada, Guam, United Kingdom and Bermuda. During the year ended December 31, 2004 sales in Canada were approximately $3,152,216 (2003—$2,607,407). Sales in the United States were approximately $24,186,100 (2003—$17,393,882). Sales in Guam, United Kingdom and Bermuda were $111,358 (2003—$99,575). Sales have been assigned to geographic locations based on the location of customers.

As at December 31, 2004, the net book value of long-lived assets held in the United States was $612,468 (2003—$401,580). The net book value of long-lived assets held in Canada was $69,971 (2003—$88,693).

14.    Financial instruments:

(a)  Fair values:

As at December 31, 2004, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

(b)  Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 91% (2003—90%) while customers in Canada represent 9% (2003—10%) of year

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in United States dollars)

Years Ended December 31, 2004 and 2003

end accounts receivable balances. Two of the Company’s customers represent approximately 22% of total revenues for the year ended December 31, 2004, an no single customer represented in excess of 10% of revenues for the year ended December 31, 2003.

15.    Subsequent Event:

On March 10, 2005, the Company announced it had entered into a licensing agreement with The Kroger Corporation to manufacture and sell a newly created item, Jones Frozen Soda Pops, frozen novelties based on popular Jones Soda flavors. Under this agreement, Kroger will have a 3 year exclusive manufacturing agreement and a one year exclusive distribution agreement to sell the Jones Frozen Soda Pops throughout their over 2,500 grocery stores. The product line will initially consist of three Jones Soda flavors including Green Apple, Berry Lemonade and Cherry, sold in a variety pack of 12-1.75 fluid ounce frozen novelties (4 of each flavor).