Form 10QSB
period 2005-03-31
JONES SODA CO
filed 2005-05-16
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

As of March 31, 2005, the issuer had 21,387,596 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

Index		Page
EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

CURRENCY TRANSLATION		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	a) Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	4
	b) Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	5
	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2005 (Unaudited) and year ended December 31, 2004 and 2003	6
	d) Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	7
	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	15

Item 3	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 5	Other Information	21

Item 6	Exhibits	21

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

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

March 31, 2005 with comparative figures for December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$595,780	$333,533
Accounts receivable	3,619,393	2,834,882
Inventory (note 3)	3,448,128	3,550,595
Prepaid expenses	319,655	399,779

	7,982,956	7,118,789
Capital assets	660,360	682,439
Intangible assets	46,128	49,444

	$8,689,444	$7,850,672

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$—	$480,285
Accounts payable and accrued liabilities	3,661,181	2,745,602
Current portion of capital lease obligations	63,549	63,549
Current portion of deferred revenue	50,000	50,000

	3,774,730	3,339,436
Capital lease obligations, less current portion	96,813	113,509
Deferred revenue	37,500	50,000
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 21,387,596 common shares (2004 – 20,956,346)	12,191,858	11,780,996
Additional paid-in capital	763,761	758,877
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,282,970)	(8,299,898)

	4,780,401	4,347,727

	$8,689,444	$7,850,672

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2005 and 2004

	Three months ended March 31, 2005	Three months ended March 31, 2004
Revenue	$6,874,176	$5,802,247
Cost of goods sold	4,643,185	3,888,661

Gross profit	2,230,991	1,913,586
Licensing Revenue	103,548	—
Operating expenses:
Promotion and selling	1,581,272	1,108,411
General and administrative	738,899	517,970
Non-cash stock compensation	4,884	3,305

	2,325,056	1,629,686

Earnings from operations	9,483	283,900
Other income (expense):
Interest expense, net	(8,050)	(2,997)
Other income	15,495	6,154

	7,445	3,157

Earnings for the period	$16,928	$287,057

Earnings per share, basic	$0.00	$0.01
Earnings per share, diluted	0.00	0.01

Weighted average common stock, basic	21,124,970	20,322,707
Weighted average common stock, diluted	22,324,486	21,885,412

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Expressed in U.S. dollars)

Three months ended March 31, 2005 (Unaudited)

Years ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive Income	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2003	20,089,096	11,178,475	739,140	107,752	(9,630,258)		2,395,109
Options exercised	867,250	602,521	—	—	—		602,521
Stock-based compensation	—	—	19,737	—	—		19,737
Comprehensive Income:
Earnings for the period	—	—	—	—	1,330,360	$1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	11,780,996	758,877	107,752	(8,299,898)		4,347,727
Options exercised	441,250	410,862	—	—	—		410,862
Stock-based compensation	—	—	4,884	—	—		4,884
Comprehensive Income:
Earnings for the period	—	—	—	—	16,928	$16,928	16,928

Balance, March 31, 2005	21,397,596	12,191,858	763,761	107,752	(8,282,970)		4,780,401

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2005 (Unaudited)

	2005	2004
Cash flows from (used in) operating activities:
Earnings for the period	$16,928	$287,057
Items not involving cash:
Depreciation and amortization	49,399	41,850
Non-cash stock based compensation	4,884	3,304
Changes in assets and liabilities:
Accounts receivable	(784,511)	(1,079,354)
Inventory	102,467	85,534
Prepaid expenses	80,124	242
Accounts payable and accrued liabilities	915,579	974,113

Net cash from operating activities	384,870	312,746
Cash flows from (used in) investing activities:
Purchase of capital assets	(19,510)	(62,530)
Purchase of intangible assets	(4,494)	(585)
Proceed on disposition of capital asset		1,200

Net cash used in investing activities	(24,004)	(61,915)
Cash flows from (used in) financing activities:
Net repayment under line of credit	(480,285)	—
Net repayment of capital lease obligations	(16,696)	(9,975)
Deferred Revenue	(12,500)	(12,500)
Proceeds from exercise of options	410,862	216,695

Net cash from (used in) financing activities	(98,619)	194,220

Net increase in cash and cash equivalents	262,247	445,051
Cash and cash equivalents, beginning of period	333,533	315,988

Cash and cash equivalents, end of period	$595,780	$761,039

Supplemental disclosure of non-cash financing and investing activities:
Increase in Capital lease obligation	—	3,304
Cash paid during the period:
Interest payments	8,050	3,082

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

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

The accompanying unaudited interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

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

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the three-month period ended March 31, 2005, the Company incurred a foreign exchange gain of $15,495 (2004 gain – $6,154).

(d)	Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at purchase of three months or less to be cash equivalents.

(e)	Inventory:

Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost includes laid-down cost and is determined principally using actual cost on a first-in first-out basis. Inventory that is older than 12 months is considered to be obsolete and is expensed as part of cost of goods sold.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

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

Licensing revenue is recorded when confirmation of the sale to third parties is received from the customer, and represents amounts realized net of provisions for sales returns.

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

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s income statement. For the three-month period ended March 31, 2005, revenue was reduced by $87,329 (2004 – $79,035).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the periods ended March 31, 2005 and 2004, the Company incurred no research and development costs.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for the periods ended March 31, 2005 and 2004 are presented as follows:

	Three Months ended March 31
	2005	2004
Earnings as reported	$16,928	$287,057
Add: Stock-based employee compensation expenses included in reported earnings	4,884	3,305
Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(363,843)	(139,567)

Pro forma earnings (loss)	$(342,031)	$150,794

Earnings (loss) per share
Basic - as reported	0.00	0.01
Basic - pro forma	(0.02)	0.01
Diluted - as reported	0.00	0.01
Diluted - pro forma	(0.02)	0.01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 3.26% (2004 – 1.63% to 1.95%), and (6) an estimated volatility of 82% (2004 – 86%)

The weighted average fair value of options granted in the first quarter 2005 and 2004 was $1.82 and $0.96, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the three-month period ended March 31, 2005, the Company incurred advertising costs of $948,329 (2004 - $748,440).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

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

In the current year, the Company adopted EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”. As a result, consideration received by the Company from the vendor is accounted for as a reduction of cost of sales if sold or inventory if the associated product has yet to be sold. For the three months ended March 31, 2005, the reduction against cost of goods sold is $43,129 (2004 – nil).

(q)	Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No 123 entitled “Share—Based Payment” (“FAS No. 123R”), amended in April 2005. This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123 is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently assessing the implications of FAS 123R to its consolidated financial statements.

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

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

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

(r)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	March 31 2005	December 31 2004
Finished goods	$2,536,986	$1,964,875
Raw materials	911,142	1,585,720

	$3,448,128	$3,550,595

4.	Bank indebtedness:

On June 25, 2004, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 1.5% per annum (7.25% at March 31, 2005). The credit facility does not impose any financial covenants. As of March 31, 2005, the Company had nil outstanding under the line of credit, out of a total of $2,168,410 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1 day hold to allow for the application of funds. As of March 31, 2005, $40,412 included in cash and cash equivalents is subject to this 1 day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam, the United Kingdom and Bermuda. During the three-month period ended March 31, 2005 sales in the United States were approximately $5,948,284 (2004 - $5,105,457), sales in Canada were approximately $782,846 (2004 - $680,392), and sales in Guam, the United Kingdom and Bermuda were approximately $27,850 (2004 – $16,398).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

6.	Earnings per share:

The computation for basic and diluted earnings per share is a follows:

	Three months ended March 31
	2005	2004
Earnings for the period	$16,928	$287,057
Weighted average number of common stock outstanding:
Basic	21,124,970	20,322,707
Dilutive stock options	1,199,516	1,562,705

Diluted	22,324,486	21,885,412
Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

7.	Shareholders’ equity:

(a)	Stock options:

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

For the three-month period ended March 31, 2005, the Company granted all options in US dollars. Included in general and administrative expenses for the three-month period ended March 31, 2005 is stock-based compensation of $4,884 (2004 – $3,305).

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended March 31, 2005 and 2004 (Unaudited)

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2003	2,404,500	$0.58	$0.76
Option granted	560,500	2.39	2.88
Options exercised	(867,250)	(0.69)	(0.90)
Options cancelled	(65,500)	(0.44)	(0.54)

Balance at December 31, 2004	2,032,250	$1.06	$1.27
Option granted	562,500	4.00	4.86
Options exercised	(441,250)	(0.93)	(1.13)
Options cancelled	(122,500)	(2.85)	(3.46)

Balance at March 31, 2005	2,031,000	$1.78	$2.17

The following table summarizes information about stock options outstanding and exercisable under the Plans at March 31, 2005:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.70 to $0.86	308,000	0.86	$0.77	$0.93	308,000	$0.77	$0.93
$0.25 to $0.50	742,500	2.50	0.40	0.49	742,500	0.40	0.49
$1.10 to $2.99	422,500	3.75	2.10	2.55	316,875	2.08	2.52
$3.00 to $4.00	558,500	4.52	3.94	4.79	139,625	3.90	4.73

	2,031,000		$1.78	$2.17	1,507,000	$1.15	$1.40

8.	Commitments and contingencies:

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

Revenue Recognition

Our products are sold to distributors and various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product.

Licensing revenue are recorded when the sale confirmation from the third party is received by the company, and represents amounts realized net of provisions for sales returns. We recognize sale of concentrate relating to the licensing agreement, and as a result, the sale of concentrate and associated costs are recorded on a net basis resulting in no impact to our statement of operations.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue (which resulted in a reduction in revenue of approximately $87,329 for the three-month period ended March 31, 2005) compared to a reduction in revenue of approximately $79,035 for the three-month period ended March 31, 2004. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 60 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

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

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over 12 months from production date.

Deferred Income Taxes

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $5,658,000 in the U.S., which are available to offset future federal taxable income, if any. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2005, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Results of Operations for the Three Months Ended March 31, 2005

Revenue

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	Change
Revenue	$6,874	$5,802	18.5%

For the three months ended March 31, 2005, revenues were approximately $6,874,000, an increase of $1,072,000, or 18.5% over the $5,802,000 in revenues for the three months ended March 31, 2004. The increase in revenues in the first quarter of 2005 over the first quarter of 2004 was primarily attributable to higher case sales of Jones Soda and Jones Energy, partially offset by small decreases in both Jones Naturals and Whoopass.

The overall increase in revenues for the comparable periods was due primarily to increased case sales of Jones Soda through our distributor network in our core markets of the Northwest, Southwest and Western Canada, as well as in our non-core markets of the Northeast, Southeast and Eastern Canada. We also launched our Jones Energy 8.4 ounce 4pack product to our distributor network in the period. In addition, we also had sales of Jones Soda and Jones Energy 8.4 ounce 4pack into Target in the three months ended March 31, 2005 compared to nil in the same period in 2004.

The increase in revenues was also due to our strategy of adding certain national accounts as part of our DTR business strategy. In October 2004 we added the Target account (Jones Soda – 12-ounce bottles and Jones Energy – 8.4 ounce) in the U.S., which provided revenue to us for the three-month period ended March 31, 2005 and not in the comparable quarter of 2004. During the three months ended March 31, 2005, we also had increased revenues over the comparable period of 2004 from certain of our existing national accounts such as Panera Bread Company (Jones Soda and Jones Naturals) which has continued to grow in number of bakery-cafes year over year and Barnes & Noble (Jones Naturals). Our sales through Starbucks decreased between the comparable quarters solely due to the fact that we launched into the Starbucks national account in the first quarter of 2004 and it included pipeline fill volume to launch the product within the Starbucks network of stores, for which there was no similar launch volume in 2005.

Revenues for the three months ended March 31, 2005 also reflect certain increased selling prices on Jones Soda implemented in February 2005 to our distributor network.

Consolidated case sales for the three months ended March 31, 2005 were 526,000, an increase of 16.1% from case sales of 453,000 for the three months ended March 31, 2004. The increase in case sales between comparable three-month periods reflects higher case sales of Jones Soda (up 13.9% from the same period of 2004) and Jones Energy, combined 16 ounce and 8.4 ounce, (up 211.5% from the same period of 2004). This year to date increase in case sales of Jones Soda and Jones Energy more than offset decreased case sales for Jones Naturals (down 7.0% from the same period of 2004), and Whoopass (down 1.1% from the same period in 2004). Consolidated case sales with a translation to 288-ounce equivalent cases for the three-months ended March 31, 2005 were 549,091, an increase of 13.1% from 288-ounce equivalent case sales for the three months ended March 31, 2004 of 485,705. Consolidated case sales do not include sales of 12-ounce cans of Jones Soda in Target stores for which we receive licensing revenue as described below.

Gross Profit

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	Change
Gross profit	$2,231	$1,914	16.6%
Percentage of revenue	32.5%	33.0%

For the three-month period ended March 31, 2005, gross profit increased by approximately $317,000 or 16.6% over the $1,914,000 in gross profit for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, gross profit as a percentage of revenue decreased to 32.5% from 33.0% for the three-month period ended March 31, 2004. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly lower gross margin. The decrease in gross profit as a percentage of revenue for the three-month period ended March 31 2005 was attributable primarily to a higher cost of product on Jones Soda and Jones Naturals due to higher freight and fuel costs and the strengthening of the Canadian dollar year over year. In February 2005, we implemented a minimal price increase on our Jones Soda product to our DSD network to assist in offsetting these rising costs. We have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar in 2004. In an effort to mitigate the impact of a rising Canadian dollar, we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2004. The decrease in gross profit as a percentage of revenue was partially offset by certain cost decreases, primarily the Jones Soda and Jones Naturals products, due to annual rebates from 2004 that carried forward to our inventory and therefore sales in the three months ended March 31, 2005.

Licensing Revenue

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	Change
Licensing revenue	$104	$0	n/a

During the fourth quarter of 2004, we launched Jones Soda in a 12-ounce can fridge pack format in Target Corporation. Under this exclusive arrangement, Target Corporation arranges for the production of our product under license from us, and we receive royalty payments from Target Corporation based on case sales throughout the chain. For the three months ended March 31, 2005, we received licensing revenue of approximately $104,000. We did not have comparable revenue in the three months ended March 31, 2004.

Total Operating Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	Change
Promotion and selling	$1,581	$1,108	42.7%
General and administrative	$744	$521	42.8%

Total operating expenses	$2,325	$1,629	42.6%
Percentage of revenue	33.8%	28.1%

Total operating expenses for the three-month period ended March 31, 2005 were approximately $2,325,000, an increase of $696,000 or 42.6% over operating expenses of $1,629,000 for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, total operating expenses as a percentage of revenue increased to 33.8% from 28.1% over the comparable period in 2004. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses for three month period.

Promotion and Selling Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	Change
Promotion and selling	$1,581	$1,108	42.7%
Percentage of revenue	23.0%	19.1%

Promotion and selling expenses for the three months March 31, 2005 were $1,581,000, an increase of $473,000, or 42.7% over promotion and selling expenses of $1,108,000 for the three-month period ended March 31, 2004. Promotion and selling expenses as a percentage of revenue increased to 23.0% for the three-month period ended March 31, 2005 from 19.1% over the comparable period in 2004. The increase in promotion and selling expenses for the three months ended March 31, 2005 was primarily attributable to an increase in salaries and wages and related DSD sales team expenses associated with our expanding sales force, including a new Executive Vice President of Sales for the period, as well as new expenses associated with the launch of our products into Target. At March 31, 2005 we had 30 employees in sales and marketing, compared to 22 such employees at March 31, 2004. In addition, there was an increase in distributor programs within the DSD network in conjunction with a higher level of sales for the three months ended March 31, 2005 compared to the same period in 2004, including product development and launch costs associated with our new Jones Soda Frozen Pops with The Kroger Co. and our new Jones Organics Tea product line.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2005	2004
General and administrative	$744	$521	42.8%
Percentage of revenue	10.8%	9.0%

General and administrative expenses for the three-month period ended March 31, 2005 were $744,000, an increase of $223,000, or 42.8% compared to $521,000 for the three-month period ended March 31, 2004. General and administrative expenses as a percentage of revenue increased to 10.8% for the three months ended March 31, 2005 from 9.0% for the comparable period in 2004. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in salaries and wages, insurance expenses, accounting fees, training expenses and telephone expenses, partially offset by a decrease in legal fees.

Other Income

For the three-month period ended March 31, 2005 we had other income of approximately $7,000 compared to other income of approximately $3,000 in fiscal 2003. Other income in three months ended March 31, 2005 and 2004 primarily includes a foreign exchange gain.

Net Income

Net income for the three months ended March 31, 2005 was approximately $17,000 compared to net income of $287,000 for the three months ended March 31, 2004. The decrease in net income for the comparable periods was due primarily to an increase in total expenses, partially offset by an increase in gross profit from increased sales and new licensing revenue in the first quarter of 2005.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of March 31, 2005, we had working capital of approximately $4,208,000 compared to working capital of $3,779,000 as of December 31, 2004. The increase in working capital was primarily attributable to increased accounts receivable and cash as a result of increases in sales, partially offset by increasing accounts payable.

On June 25, 2004, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit of up to $3,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 1.5% per annum (7.25% as of March 31, 2005). The credit facility does not impose any financial covenants. As of March 31, 2005, we had nil outstanding under the line of credit, out of a total of approximately $2,168,000 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, the line of credit requires that all payments received on account receivable be submitted to our lender as collateral on the line of credit; if no amounts are outstanding on the line of credit the payment received by the lender are subject to a one-day hold before being released to us to allow for the application of funds.

Cash and cash equivalents were approximately $596,000 as of March 31, 2005 compared to approximately $334,000 as of December 31, 2004. Net cash provided from operating activities was approximately $385,000 for the three-month period ended March 31, 2005, primarily due to an increase in the levels of our finished goods inventory (a result of increasing case sales in the latter part of the year and building of inventory in anticipation of continued increasing sales), as well as higher accounts receivable due to higher sales, partially offset by positive cash flow from operations and accounts payable. We used $24,000 in investing activities for the three-month period ended March 31, 2005, primarily for the purchase of computer equipment. Cash flow used in financing activities was $99,000 for the three-month period ended March 31, 2005 and consisted primarily of repayment of our line of credit and capital leases, partially offset from proceeds from the exercise of stock options.

The increase in our accounts receivable from December 31, 2004 to March 31, 2005 from $2,835,000 to $3,619,000 was due principally from increased sales in the quarter. Similarly, the increase in accounts payable from December 31, 2004 to March 31, 2005 from $2,746,000 to $3,661,000 was due principally to increasing sales and production requirements in the first quarter of 2005 and in anticipation of increasing anticipated sales for the second quarter of 2005.

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

Investor Relations

During the three months ended March 31, 2005, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

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

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

In May 2005, effective as of April 1, 2005, we entered into an agreement with Panera, LLC to amend certain terms of our Supply Agreement and to extend the term of the agreement through May 27, 2006.

ITEM 6.	EXHIBITS

10.1A++	Supply Agreement with Panera, LLC, dated May 28, 2003

10.1B	First Amendment to Supply Agreement with Panera, LLC, dated May 27, 2004

10.1C++	Second Amendment to Supply Agreement with Panera, LLC, dated April 1, 2005

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 16, 2005

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer
(principal financial and accounting officer)