Form 10QSB
period 2005-06-30
JONES SODA CO
filed 2005-08-12
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

As of June 30, 2005, the issuer had 21,433,346 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and its wholly owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

June 30, 2005 with comparative figures for December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$50,810	$333,533
Accounts receivable	4,040,046	2,834,882
Inventory (note 3)	4,406,584	3,550,595
Prepaid expenses	244,354	399,779

	8,741,794	7,118,789
Capital assets	763,679	682,439
Intangible assets	49,306	49,444

	$9,554,779	$7,850,672

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$—	$480,285
Accounts payable and accrued liabilities	4,515,186	2,745,602
Current portion of capital lease obligations	116,478	63,549
Current portion of deferred revenue	52,273	50,000

	4,683,937	3,339,436
Capital lease obligations	148,040	113,509
Deferred revenue	25,000	50,000
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding:
21,433,346 common shares (2004 – 20,956,346)	12,268,832	11,780,996
Additional paid-in capital	764,622	758,877
Accumulated other comprehensive income	107,752	107,752
Deficit	(8,443,404)	(8,299,898)

	4,697,802	4,347,727

	$9,554,779	$7,850,672

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and six months ended June 30, 2005 and 2004

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenue	$8,984,808	$7,458,022	$15,858,984	$13,260,269
Cost of goods sold	5,916,407	4,809,001	10,559,592	8,697,662

Gross profit	3,068,401	2,649,021	5,299,392	4,562,607
Licensing Revenue	230,243	—	333,791	—
Operating expenses:
Promotion and selling	2,576,892	1,535,556	4,158,165	2,643,967
General and administrative	887,464	579,154	1,626,363	1,097,124
Non-cash stock compensation	860	6,537	5,745	9,842

	3,465,216	2,121,247	5,790,273	3,750,933

Earnings from operations	(166,572)	527,774	(157,090)	811,674
Other income (expense):
Interest expense, net	(3,648)	(4,001)	(11,698)	(6,998)
Other income, net	9,787	30,539	25,282	36,693

	6,139	26,538	13,584	29,695

Earnings (loss) for the period	$(160,433)	$554,312	$(143,506)	$841,369

Earnings (loss) per share, basic	$(0.01)	$0.03	$(0.01)	$0.04
Earnings (loss) per share, diluted	(0.01)	0.03	(0.01)	0.04

Weighted average common stock, basic	21,419,157	20,507,047	21,273,578	20,415,386
Weighted average common stock, diluted	21,419,157	21,920,563	21,273,578	21,902,987

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Expressed in U.S. dollars)

Six months ended June 30, 2005 (Unaudited)

Year ended December 31, 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive Income	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2003	20,089,096	$11,178,475	$739,140	$107,752	$(9,630,258)		$2,395,109
Options exercised	867,250	602,521	—	—	—		602,521
Stock-based compensation	—	—	19,737	—	—		19,737
Comprehensive Income:
Earnings for the year	—	—	—	—	1,330,360	$1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	11,780,996	758,877	107,752	(8,299,898)		4,347,727
Options exercised	477,000	487,836	—	—	—		487,836
Stock-based compensation	—	—	5,745	—	—		5,745
Comprehensive Income:
Earnings for the period	—	—	—	—	(143,506)	$(143,506)	(143,506)

Balance, June 30, 2005	21,433,346	$12,268,832	$764,622	$107,752	$(8,443,404)		$4,697,802

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

Six months ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$(143,506)	$841,369
Items not involving cash:
Depreciation and amortization	100,950	91,715
Non-cash stock based compensation	5,745	9,842
Changes in assets and liabilities:
Accounts receivable	(1,205,164)	(1,212,782)
Inventory	(855,989)	(1,222,885)
Prepaid expenses	155,425	(86,495)
Accounts payable and accrued liabilities	1,769,584	1,529,441

Net cash used in operating activities	(172,955)	(49,796)
Cash flows used in investing activities:
Purchase of capital assets	(166,094)	(256,005)
Purchase of intangible assets	(15,958)	(1,600)

Net cash used in investing activities	(182,052)	(257,605)
Cash flows from (used in) financing activities:
Net repayment of bank indebtedness	(480,285)	—
Proceeds from capital lease assets acquired	87,460	129,752
Deferred revenue	(22,727)	(25,000)
Proceeds from exercise of options	487,836	410,019

Net cash used in financing activities	72,284	514,771

Net increase in cash and cash equivalents	(282,723)	207,370
Cash and cash equivalents, beginning of period	333,533	315,988

Cash and cash equivalents, end of period	$50,810	$523,358

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$5,745	$9,842
Increase in capital lease obligation	118,741	156,899
Cash paid during the period:
Interest payments	(11,698)	(6,998)

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended June 30, 2005 and 2004 (Unaudited)

1.	Nature of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink and Jones Organics™, an organic tea. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the six-month period ended June 30, 2005, the Company incurred a foreign exchange gain of $24,082 (2004 gain – $36,693), which is classified in Other income in the Consolidated Statement of Operations.

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

The Company recognizes sale of concentrate relating to licensing agreements, in accordance with EITF 99-19 on “Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result, the sale of the concentrate and associated costs are recorded on a net basis. As concentrate is sold at cost, there is no impact on the Company’s statement of operations.

For sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s income statement. For the six-month period ended June 30, 2005, revenue was reduced by $157,714 (2004 – $161,146).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. For the six-month period ended June 30, 2005, research and development costs were $6,328 (2004 – nil).

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings (loss) for the periods ended June 30, 2005 and 2004 are presented as follows:

	Three Months ended June 30		Six Months ended June 30
	2005	2004	2005	2004
Earnings (loss) for the period	$(160,433)	$554,312	$(143,506)	$841,369
Add: Stock-based employee compensation expense included in reported earnings	860	6,537	5,745	9,842
Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(6,188)	(4,516)	(370,031)	(144,083)

Pro forma earnings (loss)	$(165,761)	$556,333	$(507,791)	$707,127

Earnings (loss) per share
Basic - as reported	(0.01)	0.03	(0.01)	0.04
Basic - pro forma	(0.01)	0.03	(0.02)	0.03
Diluted - as reported	(0.01)	0.03	(0.01)	0.04
Diluted - pro forma	(0.01)	0.03	(0.02)	0.03

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

The weighted average fair value of options granted in the second quarter 2005 and 2004 was $nil and $nil, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the six-month period ended June 30, 2005, the Company incurred advertising costs of $2,875,043 (2004—$1,272,496).

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

(o)	Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income in the Consolidated Statements of Shareholders’ Equity.

(p)	Volume rebates from vendors:

The Company follows EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”. As a result, consideration received by the Company from the vendor is accounted for as a reduction of cost of sales if sold or inventory if the associated product has yet to be sold. For the six months ended June 30, 2005, the reduction against cost of goods sold was $43,129 (2004 – nil).

(q)	Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share—Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently assessing the implications of FAS 123R to its consolidated financial statements.

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

(r)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	June 30 2005	December 31 2004
Finished goods	$2,857,503	$1,964,875
Raw materials	1,549,081	1,585,720

	$4,406,584	$3,550,595

4.	Bank indebtedness:

On June 25, 2005, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (6.75% at June 30, 2005). The credit facility does not impose any financial covenants. As of June 30, 2005, the Company had nil outstanding under the line of credit, out of a total of $3,855,187 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1-day hold to allow for the application of funds. As of June 30, 2005, $33,986 included in cash and cash equivalents was subject to this 1-day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam, the United Kingdom and Bermuda. During the six-month period ended June 30, 2005 sales in the United States were approximately $14,034,015 (2004 - $11,676,428), sales in Canada were approximately $1,754,123 (2004 – $1,535,521), and sales in Guam, the United Kingdom and Bermuda were approximately $70,846 (2004 – $48,320).

6.	Earnings (loss) per share:

The computation for basic and diluted earnings (loss) per share is as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Earnings (loss) for the period	$(160,433)	$554,312	$(143,506)	$841,369
Weighted average number of common stock outstanding:				2
Basic	21,419,157	20,507,047	21,273,578	20,415,386
Dilutive stock options	—	1,413,516	—	1,487,601

Diluted	21,419,157	21,920,563	21,273,578	21,902,987
Earnings (loss) per share:
Basic	$(0.01)	$0.03	$(0.01)	$0.04
Diluted	$(0.01)	$0.03	$(0.01)	$0.04

7.	Shareholders’ equity:

(a)	Stock options:

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

For the six-month period ended June 30, 2005, the Company granted all options in US dollars. Included in general and administrative expenses for the six-month period ended June 30, 2005 is stock-based compensation of $5,745 (2004 – $9,842).

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2003	2,404,500	$0.58	$0.76
Option granted	560,500	2.39	2.88
Options exercised	(867,250)	(0.69)	(0.90)
Options cancelled	(65,500)	(0.44)	(0.54)

Balance at December 31, 2004	2,032,250	1.06	1.27
Option granted	562,500	4.00	4.92
Options exercised	(477,000)	(1.02)	(1.26)
Options cancelled	(137,000)	(2.95)	(3.63)

Balance at June 30, 2005	1,980,750	$1.76	$2.17

The following table summarizes information about stock options outstanding and exercisable under the Plans at June 30, 2005:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.70 to $0.86	303,500	0.53	$0.76	$0.93	303,500	$0.76	$0.93
$0.25 to $0.50	732,000	2.25	0.41	0.50	732,000	0.41	0.50
$1.10 to $2.99	417,875	3.50	2.10	2.59	312,250	2.08	2.56
$3.00 to $4.00	527,375	4.31	3.95	4.85	138,500	3.90	4.80

	1,980,750		$1.76	$2.17	1,486,250	$1.16	$1.42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute five unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Naturals™, a non-carbonated juice & tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink; and

•	Jones Organics™, an organic tea.

We currently sell and distribute our products primarily throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

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

We launched our “direct to retail” (DTR) business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that has been in place since 1999. In addition, in October, 2004, in addition to our licensing arrangement with Target Corporation for our new 12-ounce cans (described below), we added Target to our DTR accounts and began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our new 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with the exclusive rights in the United States to market and sell new 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004, and under this licensing arrangement Target arranges for the production of our product under license from us, and we receive royalty payments from Target based on case sales throughout the chain. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Pops through all Kroger and Kroger affiliated grocery stores in the United States.

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

Licensing revenue is recorded when the sale confirmation from the third party is received by the company, and represents amounts realized net of provisions for sales returns. We recognize sale of concentrate relating to the licensing agreement, and as a result, the sale of concentrate and associated costs are recorded on a net basis resulting in no impact to our statement of operations.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue which resulted in a reduction in revenue of approximately $157,714 for the six-month period ended June 30, 2005 compared to a reduction in revenue of approximately $161,146 for the six-month period ended June 30, 2004. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Deferred Income Taxes

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $5,658,000 in the U.S., which are available to offset future federal taxable income, if any. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2005, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Results of Operations for the Three and Six Months Ended June 30, 2005

Revenue

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Revenue	$8,985	$7,458	20.5%	$15,859	$13,260	19.6%

For the three months ended June 30, 2005, revenues were approximately $8,985,000, an increase of $1,527,000, or 20.5% over the $7,458,000 in revenues for the three months ended June 30, 2004. As described in greater detail, the increase in revenues in both the second quarter and the first six-months of 2005 over the comparable periods of 2004 was primarily attributable to higher case sales of Jones Soda and Jones Energy, a higher overall per case selling price, as well as new case sales for the second quarter of 2005 of Jones Organics, all partially offset by small decreases in case sales of both Jones Naturals and Whoopass. For the six-month period ended June 30, 2005, revenues were approximately $15,859,000, an increase of $2,599,000, or 19.6% over the $13,260,000 in revenues for the six-month period ended June 30, 2004.

The overall increase in revenues for the comparable second quarter was due primarily to increased case sales of Jones Soda through our distributor (DSD) network in our core markets of the Southwest and Western Canada, as well as in our non-core markets of the Northeast, Eastern Canada and Southeast. The increased case sales in these markets more than offset decreases in case sales in the Midwest and Northwest markets between the comparable quarters. We believe the decline in case sales in the Midwest reflects strong sales in the 2004 quarter resulting from a large promotion with the Meijer chain, whereas the 2005 quarter did not have a comparable promotional event. With respect to the Northwest markets, we believe the slight decline in case sales was due to a distribution interruption in our Eastern Washington network that occurred during the second quarter of 2005. The overall increase in revenues between the comparable period also reflects our launch of Jones Organics to select distributor markets in the period. In addition, we also had sales of Jones Soda and Jones Energy 8.4 ounce 4-pack into Target for the three and six month period ended June 30, 2005, compared to nil in the same period of 2004.

The increase in revenues was also due to our strategy of adding certain national accounts as part of our DTR strategy. In October 2004, we added Target as a DTR account (Jones Soda – 12 ounce bottles and Jones Energy – 8.4 ounce) in the U.S., which provided revenue to us for the three and six month period ended June 30, 2005 and not in the comparable periods of 2004. During the three and six months ended June 30, 2005, we also had increased revenues over the comparable periods of 2004 from certain of our existing national accounts such as Panera Bread Company (Jones Soda and Jones Naturals) which has continued to grow in number of bakery-cafes year over year, Starbucks (Jones Soda) and Barnes & Noble (Jones Naturals).

Revenues for the three and six months ended June 30, 2005 also reflect certain increased selling prices on Jones Soda implemented in February 2005 to our distributor network.

Consolidated case sales for the three months ended June 30, 2005 were 677,000, an increase of 16.7% from case sales of 580,000 for the three months ended June 30, 2004. The increase in case sales between comparable three-month periods reflects higher case sales of Jones Soda (up 18.1% from the same period of 2004) and Jones Energy, combined 16 ounce and 8.4 ounce (up 8.2% from the same period of 2004) and new case sales of Jones Organics. The increase in case sales of Jones Soda, Jones Energy and Jones Organics more than offset decreased case sales for Jones Naturals (down 4.9% from the same period of 2004), and Whoopass, combined 16 ounce and 8.4 ounce, (down 22.6% from the same period of 2004). Consolidated case sales for the six months ended June 30, 2005 were 1,203,000, an increase of 16.5% from case sales of 1,033,000 for the six months ended June 30, 2004. Consolidated case sales do not include sales of our 12-ounce can fridge pack through our licensing arrangement with Target, which are reflected under licensing revenue.

Case sales in the beverage industry are generally compared on a 288-ounce equivalent basis. Consolidated case sales for the three months ended June 30, 2005, with a translation to 288-ounce equivalent case sales were approximately 700,000, an increase of 14.5% from 288-ounce equivalent case sales for the three months ended June 30, 2004 of approximately 611,000. Consolidated case sales for the six months ended June 30, 2005, with a translation to 288 ounce equivalent case sales were approximately 1,249,000, an increase of 13.0% from 288-ounce equivalent case sales for the six months ended June 30, 2004 of approximately 1,105,000.

Gross Profit

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Gross profit	$3,068	$2,649	15.8%	$5,299	$4,563	16.1%
Percentage of revenue	34.1%	35.5%		33.4%	34.4%

For the three and six-month periods ended June 30, 2005, gross profit was approximately $3,068,000 and $5,299,000 respectively. Gross profit increased by approximately $419,000 or 15.8% over the $2,649,000 in gross profit for the three months ended June 30, 2004, and $736,000 or 16.1% over the $4,563,000 in gross profit for the six months ended June 30, 2004. For the three-month period ended June 30, 2005, gross profit as a percentage of revenue decreased from 35.5% to 34.1%, and for the six-month period ended June 30, 2004, decreased from 34.4% to 33.4%. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly overall lower gross margin. The decrease in gross profit as a percentage of revenue was attributable to a higher cost of product on Jones Soda and Jones Naturals primarily due to higher freight and fuel costs and strengthening of the Canadian dollar year over year. In addition, we have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar. In an effort to mitigate the impact of a rising Canadian dollar, we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of 2004. In February 2005, we implemented a minimal price increase on our Jones Soda product to our DSD network in an attempt to assist in offsetting these rising costs. In addition, we have taken advantage of early payment discounts offered by our suppliers to also assist us in reducing our cost of goods.

Licensing Revenue

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Licensing revenue	$230	$0	n/a	$334	$0	n/a

For the three and six months ended June 30, 2005, we received licensing revenue of approximately $230,000 and $334,000 respectively. We did not have comparable revenue in the three and six months ended June 30, 2004. Currently our licensing revenue is derived from our licensing and distribution arrangements with Target Corporation (12-ounce can fridge pack), The Kroger Corporation (Jones Soda Frozen Pops), and Lime-Lite Marketing Corporation (lip balm).

Total Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Promotion and selling	$2,577	$1,536	67.8%	$4,158	$2,644	57.3%
General and administrative	$888	$586	51.5%	$1,632	$1,107	47.4%

Total operating expenses	$3,465	$2,121	63.4%	$5,790	$3,751	54.4%
Percentage of revenue	38.6%	28.4%		36.5%	28.3%

Total operating expenses for the three- and six-month periods ended June 30, 2005 were approximately $3,465,000 and $5,790,000 respectively. Total operating expenses increased by $1,344,000, or 63.4%, over operating expenses of $2,121,000 for the three months ended June 30, 2004, and increased by $2,039,000, or 54.4%, over operating expenses of $3,751,000 for the six months ended June 30, 2004. For the three-month period ended June 30, 2005, operating expenses as a percentage of revenue increased to 38.6% from 28.4% over the comparable period in 2004. For the six-month period ended June 30, 2005, total operating expenses as a percentage of revenue increased to 36.5% from 28.3% over the comparable period in 2004. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses both for the three and six-month periods.

Promotion and Selling Expenses

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Promotion and selling	$2,577	$1,536	67.8%	$4,158	$2,644	57.3%
Percentage of revenue	28.7%	20.6%		26.2%	19.9%

Promotion and selling expenses for the three and six-month periods ended June 30, 2005 were approximately $2,577,000 and $4,158,000, respectively. Promotion and selling expenses increased by $1,041,000, or 67.8%, over promotion and selling expenses of $1,536,000 for the three months ended June 30, 2004, and increased by $1,514,000, or 57.3%, over promotion and selling expenses of $2,644,000 for the six months ended June 30, 2004. Promotion and selling expenses as a percentage of revenue increased to 28.7% for the three months ended June 30, 2005 from 20.6% over the comparable period in 2004. Promotion and selling expenses as a percentage of revenue increased to 26.2% for the six months ended June 30, 2004 from 19.9% over the comparable period in 2004. The increase in promotion and selling expenses was primarily attributable to a promotion and sampling program in June 2005 for our new 12 ounce Jones Soda can at Target Corporation, and an increase in trade marketing expenses, including a buyout payment of one of our distributors. Other factors for the increase in promotion and selling expenses were an increase in salaries and wages and other sales team expenses associated with our expanding sales force and increased expenses associated with our corporate marketing, including specific event sponsorships, that occurred in the three-month period ended June 30, 2005, including our sponsorship for the Zumiez Couch Tour. In addition, in the second quarter of 2005, we incurred launch costs and development costs associated with our new product Jones Organics, as well as the launch of the Jones Soda Frozen Pops in the Kroger chain. At June 30, 2005, we had 33 employees in sales and marketing compared to 25 such employees at the end of the second quarter of 2004. Expenses for the six months ended June 30, 2005 also include salary and wages paid to our former Executive Vice-President of Sales who was terminated in March 2005, for which there was no comparable expense in the six months ended June 30, 2004.

General and Administrative Expenses

	Three Months Ended June 30			Six Months Ended June 30,
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
General and administrative	$888	$586	51.5%	$1,632	$1,107	47.4%
Percentage of revenue	9.9%	7.9%		10.3%	8.3%

General and administrative expenses for the three- and six-month periods ended June 30, 2005 were approximately $888,000 and $1,632,000, respectively, compared to $586,000 and $1,107,000 for comparable periods in 2004. General and administrative expenses increased by $302,000 or 51.5% for the three months ended June 30, 2005, and $525,000 or 47.4% for the six months ended June 30, 2005. General and administrative expenses as a percentage of revenue increased to 9.9% for the three months ended June 30, 2005 from 7.9% over the comparable period in 2004. General and administrative expenses as a percentage of revenue increased to 10.3% for the six months ended June 30, 2005 from 8.3% over the comparable period in 2004. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in salaries and wages associated with an increase in personnel, insurance expenses, accounting fees (including due to compliance with the Sarbanes-Oxley Act requirements), training expenses and shareholder expenses. In addition, we incurred bad debt during the second quarter of 2005 of approximately $40,000 compared to a reversal of $15,000 in the comparable 2004 quarter. We reserved this bad debt due to the deemed uncollectability of certain receivables from two smaller distributors in our DSD network.

Other Income

Other income for the three- and six-month periods ended June 30, 2005 was approximately $6,000 and $14,000, respectively, compared to other income of approximately $27,000 and $30,000 over the comparable periods in 2004. In all other periods in 2005 and 2004, other income was primarily a foreign exchange gain.

Net (Loss) Income

Net loss for the three- and six-month periods ended June 30, 2005 was approximately $(160,000) and $(144,000), respectively, compared to a net income of $554,000 and $841,000 for the respective comparable periods in 2004. The decrease in net income for the comparable three and six-month periods was due primarily to an increase in total expenses, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of June 30, 2005, we had working capital of approximately $4,058,000 compared to working capital of $3,780,000 as of December 31, 2004. The slight increase in working capital was primarily attributable to increased accounts receivable and inventory as a result of increases in sales, more than offsetting increases in accounts payable.

On June 25, 2005, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit for an increased amount of up to $5,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 0.5% per annum (6.75% as of June 30, 2005). The credit facility does not impose any financial covenants. As of June 30, 2005, we had no amounts outstanding under the line of credit, out of a total of approximately $3,855,000 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were approximately $51,000 as of June 30, 2005 compared to approximately $334,000 as of December 31, 2004. Net cash used in operating activities was approximately $173,000 for the six months ended June 30, 2005, primarily due to negative cash flows from operations, partially offset by our decision to prepay some of our accounts payable (entitling us to early-payment discounts from some suppliers) and to increase the levels of our finished goods inventory to ramp up for the summer. We used $182,000 in investing activities for the six months ended June 30, 2005, primarily for the purchase of certain equipment for one of our co-packers to ensure a dedicated line for our product and secondarily for the registration of certain trademarks. Cash flow from financing activities was $72,000 for the six months ended June 30, 2005 and consisted primarily of the proceeds from the exercise of stock options and secondarily from proceeds for capital leases obtained on the co-packing equipment, partially offset by repayment on our line of credit.

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

Investor Relations

During the three months ended June 30, 2005, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

Other Factors that May Affect Operating Results

Our operating results may fluctuate due to a number of factors, including, but not limited to:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as our “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	the availability of financing, whether on terms acceptable to us or at all, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market, including in managing the development and launch costs associated with such new products, and the market’s acceptance of the new products;

•	costs of compliance with federal, state and provincial laws and regulations affecting our business;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and our ability to procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

ITEM 3.	CONTROLS AND PROCEDURES

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

During the most recent fiscal quarter, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Our 2005 annual meeting of shareholders was held on May 19, 2005. At the meeting, the following individuals were elected as directors and received the number of votes set opposite their respective names:

	Votes For	Votes Against	Votes Withheld
Peter M. van Stolk	16,523,943	0	7,210
Jennifer L. Cue	16,506,943	0	24,210
Ron B. Anderson	16,509,573	0	21,580
Scott Bedbury	16,517,093	0	14,060
Michael M. Fleming	16,497,548	0	33,605
John J. Gallagher, Jr.	16,497,713	0	33,440
Matthew Kellogg	16,516,378	0	14,775
Alfred W. Rossow, Jr.	16,506,348	0	24,805

Also at the meeting, the shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005, by a vote of 16,507,818 shares for, 0 shares against and 23,335 shares abstaining.

ITEM 6.	EXHIBITS

10.1	Contract of Sale and Security Agreement, dated June 25, 2005, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1, dated June 25, 2005

10.2	Guaranty, dated June 25, 2005, by Jones Soda Co. in favor of CAPCO Financial Company

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 12, 2005

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)