Form 10QSB
period 2005-09-30
JONES SODA CO
filed 2005-11-09
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of September 30, 2005, the issuer had 21,591,596 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-QSB

Index		Page

EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

CURRENCY TRANSLATION		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	4

	b) Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)	5

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2005 (Unaudited) and year ended December 31, 2004	6

	d) Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)	7

	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6	Exhibits	23

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

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in U.S. dollars)

September 30, 2005 with comparative figures for December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 4)	$303,308	$333,533
Accounts receivable	3,513,839	2,834,882
Inventory (note 3)	4,931,303	3,550,595
Prepaid expenses	212,873	399,779

	8,961,323	7,118,789
Capital assets	715,903	682,439
Intangible assets	50,127	49,444

	$9,727,353	$7,850,672

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$110,000	$480,285
Accounts payable and accrued liabilities	3,624,685	2,745,602
Current portion of capital lease obligations	115,948	63,549
Current portion of deferred revenue	52,273	50,000

	3,902,906	3,339,436
Capital lease obligations	115,882	113,509
Deferred revenue	12,500	50,000
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value. Issued and outstanding: 21,591,596 common shares (2004 – 20,956,346)	12,420,808	11,780,996
Additional paid-in capital	764,622	758,877
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,597,117)	(8,299,898)

	5,696,065	4,347,727

	$9,727,353	$7,850,672

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

Three months and nine months ended September 30, 2005 and 2004

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenue	$8,900,692	$7,785,054	$24,759,677	$21,045,323
Cost of goods sold	5,807,208	5,068,073	16,366,799	13,765,735

Gross profit	3,093,484	2,716,981	8,392,878	7,279,588
Licensing Revenue	266,967	—	600,758	—
Operating expenses:
Promotion and selling	1,765,594	1,712,784	5,938,483	4,356,749
General and administrative	761,925	594,631	2,373,563	1,691,756
Non-cash stock compensation	—	4,939	5,745	14,780

	2,527,519	2,312,354	8,317,791	6,063,285

Earnings from operations	832,932	404,627	675,845	1,216,303
Other income (expense):
Interest expense, net	4,398	1,907	16,098	8,905
Other income, net	17,752	1,723	43,034	38,416

	13,354	(184)	26,936	29,511

Earnings for the period	$846,286	$404,443	$702,781	$1,245,814

Earnings per share, basic	$0.04	$0.02	$0.03	$0.06
Earnings per share, diluted	0.04	0.02	0.03	0.06

Weighted average common stock, basic	21,491,906	20,747,761	21,347,209	20,483,068
Weighted average common stock, diluted	22,683,354	22,376,415	22,537,821	22,060,797

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Expressed in U.S. dollars)

Nine months ended September 30, 2005 (Unaudited)

Year ended December 31, 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Income (deficit)	Comprehensive Income	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2003	20,089,096	$11,178,475	$739,140	$107,752	$(9,630,258)		$2,395,109
Options exercised	867,250	602,521	—	—	—		602,521
Stock-based compensation	—	—	19,737	—	—		19,737
Comprehensive Income:
Earnings for the year	—	—	—	—	1,330,360	$1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	11,780,996	758,877	107,752	(8,299,898)		4,347,727
Options exercised	635,250	639,812	—	—	—		639,812
Stock-based compensation	—	—	5,745	—	—		5,745
Comprehensive Income:
Earnings for the period	—	—	—	—	702,781	$702,781	702,781

Balance, September 30,2005	21,591,596	$12,420,808	$764,622	$107,752	$(7,597,117)		$5,696,065

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

Nine months ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from (used in) operating activities:
Earnings for the period	$702,781	$1,245,814
Items not involving cash:
Depreciation and amortization	171,599	143,902
Non-cash stock based compensation	5,745	14,780
Changes in assets and liabilities:
Accounts receivable	(678,957)	(775,404)
Inventory	(1,380,708)	(1,159,523)
Prepaid expenses	186,906	(3,885)
Accounts payable and accrued liabilities	879,083	653,521

Net cash from (used in) operating activities	(113,551)	119,205
Cash flows used in investing activities:
Purchase of capital assets	(180,965)	(144,545)
Purchase of intangible assets	(24,781)	(8,305)

Net cash used in investing activities	(205,746)	(152,850)
Cash flows from (used in) financing activities:
Net repayment of bank indebtedness	(370,285)	—
Net borrowing (repayment) of capital lease assets acquired	54,772	(40,763)
Deferred revenue	(35,227)	(37,500)
Proceeds from exercise of options	639,812	440,231

Net cash from financing activities	289,072	361,968

Net increase (decrease) in cash and cash equivalents	(30,225)	328,323
Cash and cash equivalents, beginning of period	333,533	315,988

Cash and cash equivalents, end of period	$303,308	$644,311

Supplemental disclosure of non-cash financing and investing activities:
Stock-based compensation	$5,745	$14,780
Increase in capital lease obligation	118,741	156,899
Cash paid during the period:
Interest payments	16,098	8,905

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Three months ended September 30, 2005 and 2004 (Unaudited)

1.	Nature of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s main product lines include the brands: Jones Soda Co.®, Jones Naturals™, a non-carbonated juice & tea drink, Jones Energy, a high energy drink, WhoopAss™, a high energy drink and Jones Organics, a tea drink. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the nine-month period ended September 30, 2005, the Company incurred a foreign exchange gain of $25,657 (2004 gain – $38,416), which is classified in Other income in the Consolidated Statement of Operations.

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

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s income statement. For the nine-month period ended September 30, 2005, revenue was reduced by $212,815 (2004 – $251,797).

(j)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. For the nine-month period ended September 30, 2005, research and development costs were $32,596 (2004 – nil).

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings for the periods ended September 30, 2005 and 2004 are presented as follows:

	Three Months ended September 30		Nine Months ended September 30
	2005	2004	2005	2004
Earnings for the period	$846,286	$404,443	$702,781	$1,245,814
Add: Stock-based employee compensation expense included in reported earnings	—	4,939	5,745	14,780
Deduct: Total stock-based employee compensation expenses determined under fair value method for all awards	(189,282)	(82,777)	(579,094)	(245,988)

Pro forma earnings	$657,004	$326,605	$129,432	$1,014,606

Earnings per share
Basic - as reported	0.04	0.02	0.03	0.06
Basic - pro forma	0.03	0.01	0.01	0.05
Diluted - as reported	0.04	0.02	0.03	0.06
Diluted - pro forma	0.03	0.01	0.01	0.04

The comparative period expense figures for the three and nine months ended September 30, 2004 were reduced by $56,790 and $37,662, respectively, for an adjustment to the pro forma stock based compensation calculation.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 4.18% (2004 – 2.50% to 2.55%), and (6) an estimated volatility of 80% (2004 – 83%)

The weighted average fair value of options granted in the third quarter 2005 and 2004 was $2.26 and $1.80, respectively.

(l)	Advertising:

The Company expenses advertising costs as incurred. During the nine-month period ended September 30, 2005, the Company incurred advertising costs of $3,968,922 (2004 - $2,175,679).

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

The Company follows EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”. As a result, consideration received by the Company from the vendor is accounted for as a reduction of cost of sales if sold or inventory if the associated product has yet to be sold. For the nine months ended September 30, 2005, the reduction against cost of goods sold was $99,579 (2004 – nil).

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

(r)	Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	September 30 2005	December 31 2004
Finished goods	$3,348,906	$1,964,875
Raw materials	1,582,397	1,585,720

	$4,931,303	$3,550,595

4.	Bank indebtedness:

On June 25, 2005, the Company’s credit facility with Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (7.25% at September 30, 2005). The credit facility does not impose any financial covenants. As of September 30, 2005, the Company had $110,000 outstanding under the line of credit, out of a total of $2,770,026 available for borrowing based on eligible accounts receivable and inventory at that time. In addition, as part of the agreement, all receivables collected are submitted to Capco as collateral on the line of credit, if no amounts are outstanding on the line of credit, the payments received by Capco are subject to a 1-day hold to allow for the application of funds. As of September 30, 2005, $35,208 included in cash and cash equivalents was subject to this 1-day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations in the United States, Canada, Guam, the United Kingdom and Bermuda. During the nine-month period ended September 30, 2005 sales in the United States were approximately $21,613,912 (2004 - $18,386,670), sales in Canada were approximately $3,056,331 (2004 - $2,588,593), and sales in Guam, the United Kingdom and Bermuda were approximately $89,434 (2004 – $70,061).

6.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Earnings for the period	$846,286	$404,443	$702,781	$1,245,814
Weighted average number of common stock outstanding:
Basic	21,491,906	20,747,761	21,347,209	20,483,068
Dilutive stock options	1,191,448	1,628,654	1,190,612	1,577,729

Diluted	22,683,354	22,376,415	22,537,821	22,060,797
Earnings per share:
Basic	$0.04	$0.02	$0.03	$0.06
Diluted	$0.04	$0.02	$0.03	$0.06

7.	Shareholders’ equity:

(a)	Stock options:

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

For the nine-month period ended September 30, 2005, the Company granted all options in US dollars. Included in general and administrative expenses for the nine-month period ended September 30, 2005 is stock-based compensation of $5,745 (2004 – $14,780).

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2003	2,404,500	$0.58	$0.76
Option granted	560,500	2.39	2.88
Options exercised	(867,250)	(0.69)	(0.90)
Options cancelled	(65,500)	(0.44)	(0.54)

Balance at December 31, 2004	2,032,250	1.06	1.27
Option granted	613,500	4.00	4.67
Options exercised	(635,250)	(1.01)	(1.18)
Options cancelled	(160,750)	(3.13)	(3.65)

Balance at September 30, 2005	1,849,750	$1.89	$2.21

The following table summarizes information about stock options outstanding and exercisable under the Plans at September 30, 2005:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.70 to $0.86	161,500	0.54	$0.76	$0.89	161,500	$0.76	$0.89
$0.25 to $0.50	732,000	2.00	0.41	0.47	732,000	0.41	0.47
$1.10 to $2.99	402,250	3.25	2.10	2.45	402,250	2.10	2.45
$3.00 to $4.00	508,625	4.06	3.95	4.61	262,313	3.93	4.59
$4.01 to $5.01	45,375	4.86	5.01	5.85	12,750	5.01	5.85

	1,849,750		$1.89	$2.21	1,570,813	$1.50	$1.75

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We currently sell and distribute our products primarily in the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

With respect to our distributors (DSD), during the past two years, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the U.S. Northwest, U.S. Southwest, U.S. Midwest and Western Canada. In 2004 and 2005, we continued to focus on our four core markets, although in certain limited instances we re-expanded into the U.S. Northeast, U.S. Southeast and Eastern Canada. In addition, in the fourth quarter of 2004, we added sales personnel in Eastern Canada and the U.S. Northeast.

We launched our “direct to retail” (DTR) business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, and which are serviced by the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product to be carried in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that has been in place since 1999. As well in October, 2004, in addition to our licensing arrangement with Target Corporation for our 12-ounce cans (described below), we added Target to our DTR accounts and began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with the exclusive rights in the United States to market and sell 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004, and under this licensing arrangement Target arranges for the production of our product under license from us, and we receive royalty payments from Target based on case sales throughout the chain. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Pops through all Kroger and Kroger affiliated grocery stores in the United States. As well, in September 2005, we entered into an agreement with Big Sky Brands, Inc., to manufacture and distribute Jones Soda flavor booster candy.

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

Licensing revenue is recorded when the sale confirmation from the third party is received by the company, and represents amounts realized net of provisions for sales returns. We recognize sale of concentrate relating to the licensing agreements, and as a result, the sale of concentrate and associated costs are recorded on a net basis resulting in no impact to our statement of operations.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue which resulted in a reduction in revenue for the nine-month period ended September 30, 2005 of $212,815 (2004 - $251,797). We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Deferred Income Taxes

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $5,658,000 in the U.S., which are available to offset future federal taxable income, if any. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2005, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Results of Operations for the Three and Nine Months Ended September 30, 2005

Revenue

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Revenue	$8,901	$7,785	14.3%	$24,760	$21,045	17.7%

For the three months ended September 30, 2005, revenues were approximately $8,901,000, an increase of $1,116,000, or 14.3% over the $7,785,000 in revenues for the three months ended September 30, 2004. As described in greater detail below, the increase in revenues in the third quarter of 2005 over the comparable period of 2004 was primarily attributable to higher case sales of Jones Soda, Jones Energy and Jones Naturals, a higher overall per case selling price, as well as new case sales for the third quarter of 2005 of Jones Organics, all partially offset by a decrease in case sales of Whoopass. The increase in revenue for the nine-month period over the comparable period of 2004 was primarily attributable to higher case sales of Jones Soda and Jones Energy, a higher overall per case selling price, as well as new case sales for the nine-month period of 2005 of Jones Organics, all partially offset by a decrease in case sales of Jones Naturals and Whoopass. For the nine-month period ended September 30, 2005, revenues were approximately $24,760,000, an increase of $3,715,000, or 17.7% over the $21,045,000 in revenues for the nine-month period ended September 30, 2004.

The overall increase in revenues between the comparable third quarters was due primarily to increased case sales of Jones Soda through our distributor (DSD) network in our core markets of the Midwest, Southwest and Western Canada, as well as in our non-core markets of the Northeast and Eastern Canada. Case sale increases occurred in these markets due to either the addition of new chain accounts and/or new distributor coverage within the territory. The overall increase in revenues between the comparable periods also reflects our launch of Jones Organics to select distributor markets in the period, namely in the Southwest and Northeast. The increased case sales in the majority of our markets more than offset a decrease in case sales in our Northwest and Southeastern market between the comparable quarters. The decrease in case sales in our Northwest market was due to decreases in Jones Energy, Whoopass and Jones Naturals offset by an increase in our Jones Soda product. The decrease in the 3 product platforms, and not our Jones Soda brand, was due to the competition within those particular product categories, namely energy drinks and non-carbonated juices and teas, with particular focus being placed on these competitive product categories by our Northwest distributor. The decline in case sales in the

Southeastern region was due primarily to the loss of sales to a chain account which we sold to in the comparable quarter of 2004.

The increase in revenues was also due to our strategy of adding certain national accounts as part of our DTR strategy. In September 2004, we added Target as a DTR account (Jones Soda – 12 ounce bottles and Jones Energy – 8.4 ounce) in the U.S. During the three and nine months ended September 30, 2005, we also had increased revenues over the comparable periods of 2004 from our other DTR accounts such as Panera Bread Company (Jones Soda and Jones Naturals), Starbucks (Jones Soda) and Barnes & Noble (Jones Naturals).

Revenues for the three and nine months ended September 30, 2005 also reflect certain increased selling prices on Jones Soda implemented in February 2005 to our distributor network.

Consolidated case sales for the three months ended September 30, 2005 were 678,000, an increase of 12.0% from case sales of 605,000 for the three months ended September 30, 2004. The increase in case sales between comparable three-month periods reflects higher case sales of Jones Soda (up 11.3% from the same period of 2004), higher case sales of Jones Energy, combined 16 ounce and 8.4 ounce (up 10.0% from the same period of 2004), higher case sales of Jones Naturals (up 7.4% from the same period of 2004), and new case sales of Jones Organics. The increase in case sales of Jones Soda, Jones Energy, Jones Naturals and Jones Organics more than offset decreased case sales for Whoopass, combined 16 ounce and 8.4 ounce (down 10.7% from the same period of 2004). Consolidated case sales for the nine months ended September 30, 2005 were 1,881,000, an increase of 14.8% from case sales of 1,638,000 for the nine months ended September 30, 2004. Consolidated case sales do not include sales of our 12-ounce can fridge pack through our licensing arrangement with Target, which are reflected under licensing revenue.

Case sales in the beverage industry are generally compared on a 288-ounce equivalent basis. Consolidated case sales for the three months ended September 30, 2005, with a translation to 288-ounce equivalent case sales were approximately 709,000, an increase of 10.6% from 288-ounce equivalent case sales for the three months ended September 30, 2004 of approximately 641,000. Consolidated case sales for the nine months ended September 30, 2005, with a translation to 288 ounce equivalent case sales were approximately 1,967,000, an increase of 12.7% from 288-ounce equivalent case sales for the nine months ended September 30, 2004 of approximately 1,746,000.

Gross Profit

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Gross profit	$3,093	$2,717	13.8%	$8,393	$7,280	15.3%
Percentage of revenue	34.8%	34.9%		33.9%	34.6%

For the three and nine-month periods ended September 30, 2005, gross profit before licensing revenue was approximately $3,093,000 and $8,393,000 respectively. Gross profit increased by approximately $376,000 or 13.8% over the $2,717,000 in gross profit for the three months ended September 30, 2004, and $1,113,000 or 15.3% over the $7,280,000 in gross profit for the nine months ended September 30, 2004. For the three-month period ended September 30, 2005, gross profit as a percentage of revenue (before licensing revenue) was 34.8% and compared to 34.9% for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, gross profit as a percentage of revenue (before licensing revenue) decreased to 33.9% from 34.6% for the nine-month period ended September 30, 2004. The increase in gross profit was primarily attributable to increased revenues, partially offset by a slightly overall lower gross margin. The decrease in gross profit as a percentage of revenue for the nine-month period was attributable to a higher cost of product on Jones Soda and Jones Naturals primarily due to higher freight and fuel costs and strengthening of the Canadian dollar year over year. Despite increased fuel costs, during the third quarter of 2005 we maintained relatively flat overall freight costs on a per case basis, due in part to our use of six freight suppliers compared to one such carrier in 2004, as well as setting up smaller hub warehouse locations for delivery to our DTR accounts. We have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar in 2004 and in an effort to mitigate the impact of a rising Canadian dollar, we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of 2004. In February 2005, we implemented a minimal price increase on our Jones Soda product to our DSD network in an attempt to assist in offsetting these rising costs. In addition, we have taken advantage of early payment discounts offered by our suppliers to also assist us in reducing our cost of goods.

Licensing Revenue

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Licensing revenue	$267	$0	n/a	$601	$0	n/a

For the three and nine months ended September 30, 2005, we received licensing revenue of approximately $267,000 and $601,000 respectively. We did not have comparable revenue in the three and nine months ended September 30, 2004. For the third quarter of 2005, the substantial majority of our licensing revenue was derived from our licensing and distribution arrangements with Target Corporation (12-ounce can fridge pack and our Halloween 8-ounce can program), and to a lesser extent from The Kroger Corporation (Jones Soda Frozen Pops). Licensing revenue for the nine months ended September 30, 2005 also included revenues from our licensing and distribution arrangement with Lime-Lite Marketing Corporation (Jones Soda lip balms).

Total Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Promotion and selling	$1,766	$1,713	3.1%	$5,938	$4,357	36.3%
General and administrative	$762	$599	27.2%	$2,380	$1,706	39.5%
Total operating expenses	$2,528	$2,312	9.3%	$8,318	$6,063	37.2%
Percentage of revenue (excluding licensing revenue)	28.4%	29.7%		33.6%	28.8%

Total operating expenses for the three and nine-month periods ended September 30, 2005 were approximately $2,528,000 and $8,318,000 respectively. Total operating expenses increased by $216,000, or 9.3%, over operating expenses of $2,312,000 for the three months ended September 30, 2004, and increased by $2,255,000, or 37.2%, over operating expenses of $6,063,000 for the nine months ended September 30, 2004. For the three month period ended September 30, 2005, operating expenses as a percentage of revenue (excluding licensing revenue) decreased to 28.4% from 29.7% over the comparable period in 2004. For the nine-month period ended September 30, 2005, total operating expenses as a percentage of revenue (excluding licensing revenue) increased to 33.6% from 28.8% over the comparable period in 2004. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in general and administrative expenses as well as to an increase in promotion and selling expenses both for the three and nine-month periods.

Promotion and Selling Expenses

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
Promotion and selling	$1,766	$1,713	3.1%	$5,938	$4,357	36.3%
Percentage of revenue (excluding licensing revenue)	19.8%	22.0%		24.0%	20.7%

Promotion and selling expenses for the three and nine-month periods ended September 30, 2005 were approximately $1,766,000 and $5,938,000, respectively. Promotion and selling expenses increased by $53,000, or 3.1%, over promotion and selling expenses of $1,713,000 for the three months ended September 30, 2004, and increased by $1,581,000, or 36.3%, over promotion and selling expenses of $4,357,000 for the nine months ended September 30, 2004. Promotion and selling expenses as a percentage of revenue (excluding licensing revenue) decreased to 19.8% for the three months ended September 30, 2005 from 22.0% over the comparable period in 2004. Promotion and selling expenses as a percentage of revenue (excluding licensing revenue) increased to 24.0% for the nine months ended September 30, 2004 from 20.7% over the comparable period in 2004. The small increase in promotion and selling expenses for the three-month period was primarily attributable to an increase in trade marketing expenses due to the variable nature of distributor programming and higher case sales for the third quarter of 2005, as well as our DTR vendor trade shows occurring in the third quarter of 2005 (whereas in 2004 our DTR vendor trade shows took place in the second quarter), partially offset by a lower per case spending amount on our DSD business. Also, our promotion and selling expenses for the third quarter last year included expenses associated with launching our Target account. Expenses for the nine-month period including a sampling program in June 2005 for our new 12 ounce Jones Soda can at Target Corporation, and an overall increase in trade marketing expenses during primarily the first half of 2005, including a buyout payment of one of our distributors. Another factor for the increase in promotion and selling expenses for the nine-month period was an increase in salaries and wages and other sales team expenses associated with our expanding sales force. At September 30, 2005, we had 29 employees in sales and marketing compared to 23 such employees at the end of the third quarter of 2004. Other promotion and selling expenses in the first nine months of 2005 include increased expenses associated with our corporate marketing, including specific event sponsorships, that occurred in June 2005, including our sponsorship for the Zumiez Couch Tour as well as launch and development costs associated with our new product, Jones Organics and the launch of the Jones Soda Frozen Pops in the Kroger chain.

General and Administrative Expenses

	Three Months Ended September 30			Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004	Change	2005	2004	Change
General and administrative	$762	$599	27.2%	$2,380	$1,706	39.5%
Percentage of revenue (excluding licensing revenue)	8.6%	7.7%		9.6%	8.1%

General and administrative expenses for the three- and nine-month periods ended September 30, 2005 were approximately $762,000 and $2,380,000, respectively, compared to $599,000 and $1,706,000 for comparable periods in 2004. General and administrative expenses increased by $163,000 or 27.2% for the three months ended September 30, 2005, and $674,000 or 39.5% for the nine months ended September 30, 2005. General and administrative expenses as a percentage of revenue (excluding licensing revenue) increased to 8.6% for the three months ended September 30, 2005 from 7.7% over the comparable period in 2004. General and administrative expenses as a percentage of revenue (excluding licensing revenue) increased to 9.6% for the nine months ended September 30, 2005 from 8.1% over the comparable period in 2004. The increase in general and administrative expenses in absolute dollars is primarily due to an increase accounting fees (including compliance with the Sarbanes-Oxley Act requirements), an increase in insurance and tax expenses, higher bad debt expense and higher legal and shareholder expenses.

Other Income (Expense)

Other income for the three-month period ended September 30, 2005 was approximately $13,000 and other income for the nine-month period ended September 30, 2005 was $27,000. For the three-month period of 2005 other income was primarily capital equipment rental income, and for the nine-month period other income was primarily a foreign exchange gain. This compared to other expense of $(184) for the three-month period ended September 30, 2004 and other income of $30,000 for the nine-month period ended September 30, 2004.

Net Income

Net income for the three and nine-month periods ended September 30, 2005 was approximately $846,000 and $703,000, respectively, compared to a net income of $404,000 and $1,246,000 for the respective comparable periods in 2004. The increase in net income for the comparable three-month period was due primarily to an increase in gross profit and new licensing revenue, with a small increase in total expenses. The decrease in net income for the comparable nine-month period was due primarily to an increase in gross profit and new licensing revenue, more than offset by a higher increase in total expenses, primarily in the first six months of 2005.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings.

As of September 30, 2005, we had working capital of approximately $5,058,000 compared to working capital of $3,779,000 as of December 31, 2004. The increase in working capital was primarily attributable to increased accounts receivable (as a result of increases in sales and increased number of days in our accounts receivable turnover) and increased inventory, more than offsetting increases in accounts payable. The increase in inventory for the period ended September 30, 2005 was due to the build-up of inventory for seasonal inventory, namely our Holiday Packs, as well as overall higher inventory levels, a result of an increase in the number of our co-packing plants and an increased number of product lines and SKUs within the product lines.

On June 25, 2005, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit for an increased amount of up to $5,000,000. The amount available for borrowing from time to time under the new revolving line of credit is dependent upon the levels of certain eligible accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 0.5% per annum (7.25% as of September 30, 2005). The credit facility does not impose any financial covenants. As of September 30, 2005, we had $110,000 outstanding under the line of credit, out of a total of $2,770,026 available for borrowing based on eligible accounts receivable and inventory at that time.

Cash and cash equivalents were approximately $303,000 as of September 30, 2005 compared to approximately $334,000 as of December 31, 2004. Net cash used in operating activities was approximately $114,000 for the nine months ended September 30, 2005 primarily due to an increase in the levels of our finished goods inventory to ramp up for orders planned for the fourth quarter, due to Holiday Packs and increased SKUs, partially offset by positive cash flows from operations. Our use of cash in operating activities also included prepayment on some of our accounts payable entitling us to early-payment discounts from some suppliers. We used $206,000 in investing activities for the nine months ended September 30, 2005, primarily for the purchase of certain equipment for one of our co-packers to ensure a dedicated line for our product and secondarily for the registration of certain trademarks. Cash flow from financing activities was $289,000 for the nine months ended September 30, 2005 and consisted primarily of the proceeds from the exercise of stock options and secondarily from proceeds for capital leases obtained on the co-packing equipment, partially offset by repayment on our line of credit.

We do not have any current material commitments for capital expenditures aside from existing capital lease obligations.

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

Investor Relations

During the three months ended September 30, 2005, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders with a monthly newsletter and a quarterly investor conference call.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jennifer L. Cue, Chief Financial Officer and Chief Operating Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 9, 2005

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)