Form 10KSB
period 2005-12-31
JONES SODA CO
filed 2006-03-31
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year:    $33,511,053

As of March 24, 2006, there were 22,117,721 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $167,527,891, based on the average of the bid ($8.22) and ask ($8.30) prices of such stock on that date of $8.26.

Documents Incorporated By Reference:    The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2006 annual meeting of shareholders, to be held on May 18, 2006. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2005 fiscal year.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2006 annual meeting of shareholders, to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refers to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from our historical results as well as from those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1.—OUR BUSINESS—Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-QSB and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1.	OUR BUSINESS.

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute five unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink; and

•	Jones Naturals™, a non-carbonated juice & tea.

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

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Western Canada. In 2005, we continued to focus on growing our distribution network in our four core markets as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that had been in place since 1999. In addition, in October 2004, in connection with our licensing arrangement with Target Corporation for our Jones Soda 12-ounce cans, we began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with exclusive rights in the United

States to market and sell 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004 and with this product we now compete in the highly competitive carbonated soft drink (“CSD”) industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Soda Pops™ through all Kroger and Kroger-affiliated grocery stores in the United States. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

The New Age or Alternative Beverage Industry

Jones Soda, Jones Organics, Jones Energy, WhoopAss and Jones Naturals, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, fruit juices and drinks and bottled water.

According to Beverage Marketing Corporation, the New Age or alternative beverage markets was approximately $16.9 billion in total sales in 2005.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2005, the New Age or alternative beverage category consisted of the following segments: energy drinks; premium soda; ready-to-drink (RTD) coffee; RTD tea; RTD tea (nutrient-enhanced); shelf-stable dairy (regular/diet); shelf-stable dairy (nutrient-enhanced); single-serve-fruit beverages (regular/diet); single-serve-fruit beverages (nutrient enhanced); smoothies; sparkling water; sports drinks; vegetable/fruit juice blends; and other New Age beverages.

The Carbonated Soft Drink (CSD) Industry

In October 2004, we entered the mainstream of the carbonated soft drink industry with the launch of our Jones Soda product in the 12-ounce can format. Currently, these 12-ounce cans of Jones Soda are sold under our two-year exclusive marketing and distribution agreement with Target Corporation.

The CSD industry includes all soda products that are sold primarily in 12-ounce cans and generally compete on price. According to Beverage Marketing Corporation, the carbonated soft drink category for the year ending 2005 was estimated at approximately $65.9 billion in total sales. Following many years of growth, in 1999, the CSD category began to experience six straight years of sub-1% growth and showed per capita consumption declines. However, the CSD category remains significant in size, in terms of both volume and sales, and its market share is far larger than any other beverage category. The primary companies participating in this category include Coca Cola, Pepsi, Dr. Pepper/Seven Up, Cott Corporation and National Beverage.

Business Strategy

We believe that Jones Soda is a leading brand in the premium soda segment of the New Age beverage category, and we recently entered the broader, more competitive carbonated soft drink industry with the introduction of our 12-ounce cans.

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

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. We focus our resources on four core markets, namely the Midwest, Northwest and Southwest U.S., and Western Canada. In 2005, through our independent distributor network, we continued to focus on these four core markets, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

During 2005 and 2004, we grew our “direct to retail” distribution strategy to large national retail accounts, currently consisting of Target Corporation, Starbucks Coffee Company, Panera Bread Company, Barnes & Noble and Cost Plus World Markets. During 2006, we intend to continue servicing and expanding our “direct to retail” channel to national retail accounts.

In 2004, we also launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a licensing agreement with Target Corporation to market and sell Jones Soda in a 12-ounce can format and we now compete directly in the carbonated soft drink industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms, and in March 2005, we signed a licensing agreement with The Kroger Corporation to manufacture and distribute Jones Soda Frozen Soda Pops. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy.

Jones Soda understands the importance of creating new beverage items that meet the ever changing consumer taste profile. Our strategy is to be focused on innovating new products that will be accepted by the retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with the consumer trends in the beverage industry.

Key elements of our business strategy include the following:

Building our Brand

We believe the market for alternative beverages is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 34. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda and Jones Naturals labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Independent Distributor Network (“DSD”)

We distribute our products through a network of independent distributors in the United States and Canada. We have also obtained listings for selected skus of our Jones Soda, Jones Organics, Jones Energy, Whoopass and Jones Naturals brands with certain key retail grocery accounts, including QFC, Meijer, Allsups, Kroger, Albertsons, Safeway and Speedway Super America, which are serviced through our independent distributor network. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 188 distributors in 44 states in the United States and 9 provinces in Canada.

We have additionally pursued distribution to “alternative” or “non-traditional” beverage retailers. We have entered into agreements with approximately 750 independent non-traditional beverage retailers, including music stores, skateboard shops, comic book stores and clothing stores in major markets across North America, primarily in the western markets of the United States and Canada, pursuant to which generally these retailers agree to exclusively carry our beverage products. We intend to selectively pursue distribution to these national and independent non-traditional beverage accounts as part of our distribution and marketing strategy. Also, in April 2004, we entered into an agreement with Zumiez Corporation, an alternative skate/snow-wear clothing store chain, to sell our product in all 140 Zumiez’s retail stores in the United States.

“Direct to Retail” National Accounts (“DTR”)

Beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced by the retailer’s appointed distribution system. We currently have distribution arrangements with five national retail accounts, consisting of the following:

•	Target Corporation—launched in October 2004, currently for 5 flavors of Jones Soda (in addition to the 12-ounce can fridge pack described below) and 3 flavors of our Jones Energy (8.4 ounce four-pack format) in all Target stores in the United States;

•	Starbucks Coffee Company—launched in March 2004, originally for 2 flavors of Jones Soda, and recently increased to 3 flavors in 2006, in all Starbucks stores in the United States (which is in addition to our DSD arrangement for Starbucks stores in Canada that has been in place since 1999);

•	Panera Bread Company—launched in June 2003, currently for 6 flavors of Jones Soda and 3 flavors of Jones Naturals in all Panera bakery cafés in the United States;

•	Barnes & Noble—launched in February 2003, currently for 5 flavors of Jones Naturals in all Barnes & Noble café stores in the United States; and

•	Cost Plus World Markets—launched in November 2003, currently for 6 flavors of Jones Soda in all Cost Plus stores in the United States.

Licensing Arrangements

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with exclusive rights in the United States to market and sell 12-ounce cans of Jones Soda. Under this arrangement, our 12-ounce can products are produced by a third-party manufacturer selected by us and approved by Target. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004 and with this product we now compete in the highly competitive carbonated soft drink (“CSD”) industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Soda Pops through all Kroger and Kroger-affiliated grocery stores in the United States. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

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

Distributor Evaluation.    We prepare a thorough analysis of existing and potential distribution channels, whether DSD or DTR. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

Production Evaluation.    We review all aspects of production in the beverage industry, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our unique brands and products.

Image And Design.    In light of our market, distributor and production evaluations, we create and develop the concept for a beverage brand or product extension. Although we control all aspects of the creation of each brand or product extension, we contract with outside creative artists to help design our brand labels and imagery. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

Due to the limited life cycle of beverages in the New Age or alternative category, we believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

Products

We currently produce, market and distribute five unique beverage brands: Jones Soda, Jones Organics, Jones Energy, WhoopAss and Jones Naturals.

Jones Soda

We believe that our trademarked Jones Soda brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda in November 1995. The Jones Soda product line currently consists of 12 flavors.

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides a healthier alternative to our regular Jones Soda line and is an important product extension, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have 5 flavors of sugar-free Jones Soda.

In March 2004, we launched our Watermelon Soda, which was the first mid-calorie premium soda on the market, with 50% less sugar, carbohydrates and calories then regular premium sodas and soft drinks. Our mid-calorie sodas contain 90 calories and 21 grams of sugar per 12-ounce serving. We currently have four mid-calorie flavors of Jones Soda:

Our strategy is to introduce new flavors each year and selectively retire flavors. In general, our target is to have at least 12 active flavors of our regular Jones Soda product, and at least 4 flavors of our sugar free sodas.

Each of the current Jones Soda products is made from natural and/or artificial flavors. Some flavors distributed in the U.S. market may contain caffeine (whereas in Canada only Vanilla Cola and Root Beer contain caffeine). Each flavor has a different color profile that we believe is readily distinguishable on a retail shelf. All Jones Soda beverage products come in 12-ounce (355 ml) clear long-neck bottles with primarily black and white photos on our labels displaying a variety of urban images. We also encourage consumers of Jones Soda, through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda labels.

In October 2004, we launched Jones Soda in a 12-ounce can fridge pack through a two year exclusive agreement with Target Corporation. The packaging of Jones Soda includes brightly colored cans in the color of the soda, with black and white photos (seven in total) on the fridge pack container. Jones Soda flavors are currently available in the 12-ounce can fridge pack format throughout all Target locations.

Jones Organics

In April 2005, we launched Jones Organics, a ready-to-drink organic tea, with 60 calories per serving, sweetened with organic cane sugar. Jones Organics comes in 14-ounce proprietary clear glass bottles with a design of the fruit on the front label, but does not contain the usual black and white photograph labels used on Jones Soda and Jones Naturals product labels. The Jones Organics line currently consists of 6 flavors.

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

Whoopass

We originally launched WhoopAss in October 1999. WhoopAss is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. In 2005, we launched a 16 ounce version of our Whoopass energy drink. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Jones Naturals

In April 2001, we launched Jones Naturals, our non-carbonated beverage. The Jones Naturals products have 100% natural flavors and contain ingredients such as ginseng, zinc, and various vitamins. Jones Naturals comes in 20 ounce (591 ml) clear bottles with primarily black and white photograph labels, similar to the Jones Soda product labels The Jones Naturals line currently consists of 8 flavors.

Marketing, Sales and Distribution

Marketing

Our pricing policies for the Jones and Whoopass brands take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to price our unique products at a premium to other premium sodas and New Age beverages.

For our products sold through our national “direct to retail” channels, the suggested retail prices are approximately $1.60–1.75 for Jones Soda and $1.75–1.95 for Jones Naturals.

We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell Jones and Whoopass products and our wearables on our web site (http://www.jonessodastore.com). Through cooperative advertising, the majority of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a “grass roots” level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote Jones and Whoopass, and we have signed up several athletes in the skateboard, snowboard and bmx bike arenas. We also use leased recreational vehicles and vans painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

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

Sales

Our products are sold in 44 states in the United States and 9 provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. During 2005, sales in the U.S. represented approximately 88% of total sales, while sales in Canada represented approximately 11%, and we had approximately 1% in other international sales. We may consider expanding sales of our products to select international markets in the future.

During 2005, our DSD sales force was organized into seven regional groups, consisting of the Northwest, Southwest, Midwest, Northeast and Southeast regions of the United States and Western and Eastern regions of Canada. We have two Vice Presidents of Sales, one of whom is responsible for our Northwest and Southwest U.S. regions and Western and Eastern Canada and the other is responsible for our Midwest, Northeast and Southeast regions. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail grocery accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques. In addition, we maintain personnel who are responsible for our “direct to retail” national accounts. In February 2006, we hired an Executive Vice-President of Sales to manage the DSD sales force.

Distribution

We sell a majority of our products through our DSD network, and we currently have relationships with approximately 188 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with many of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

In addition, we sell our products directly to certain large national retail accounts, such as Target Corporation, Starbucks, Panera Bread Company, Barnes & Noble and Cost Plus World Markets. Distribution of our products into these DTR accounts is handled by the retailer’s distribution system or by its designated food-service or other distributors.

For the year ended December 31, 2005, three of our customers represented approximately 21% of total revenues. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or accounts.

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

Production

Contract Packing Arrangements

We currently use seven primary independent contract packers known as “co-packers” to prepare, bottle and package our products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario

and the States of Missouri, Oregon, Minnesota, Pennsylvania, and Indiana. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-packing costs have increased. As a result, in 2004 we added a co-packer in Missouri and in 2005 we added a co-packer in Pennsylvania. We expect to continue to look for alternative or lower-cost co-packing arrangements for our products in the United States and in Canada.

As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of delivery. Other than minimum case volume requirements per production run, we do not have any minimum production requirements.

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

Quality Control

Our products are made from high quality ingredients and natural and/or artificial flavors. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

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

We believe we source and select only those suppliers that use only quality components. We also monitor product quality of the packaging suppliers’ production facilities.

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada,

Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration. The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding. See “—Risk Factors” below.

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

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See “—Risk Factors” below.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include

•	distribution,

•	brand name,

•	brand image,

•	price,

•	labeling and packaging,

•	advertising,

•	product quality and taste,

•	trade and consumer promotions, and

•	the development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than we have. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coke, Pepsi, Hansen’s, Stewarts, IBC and other traditional soft drink manufacturers and distributors. We also compete against other category leaders such as Redbull for the energy drink category.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Soda brand, we sell Jones Organics, Jones Energy, WhoopAss and Jones Naturals as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Soda in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See “—Risk Factors” below.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We currently have distribution arrangements with Target Corporation, Starbucks, Panera Bread Company, Barnes & Noble and Cost Plus World Markets. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Soda, Jones Organics, Jones Energy, Whoopass and Jones Naturals products are priced in the same price range or higher than competitive New Age beverage brands and products.

Employees

As of December 31, 2005, we had 52 full-time employees, 29 of whom were employed in sales and marketing capacities, 17 were employed in administrative capacities, and 6 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

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

Risk Factors Relating to Our Company and Our Business

Our business plan and future growth is dependent in part on our distribution arrangements directly with retailers and national retail accounts. There are risks associated with this distribution strategy. The loss of any of our national DTR accounts could adversely affect us.

We currently have distribution arrangements with several large national retail accounts to distribute our products directly through their stores, consisting of Barnes & Noble, Panera Bread Company, Cost Plus World Markets, Starbucks Coffee Company and Target Corporation. Although we believe that our “direct to retail” program will increase our national visibility among consumers, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with each of these accounts. In particular, we do not have a distribution agreement with Starbucks and we operate based solely on purchase orders we receive from Starbucks. There is no assurance that we will be able to maintain continuing relationships with any of these national accounts, or that we will be able to renew any of these accounts upon expiration of the term of the existing arrangements. Also, any of our agreements may be terminated early. The loss of any of these high-profile national accounts could negatively impact our revenues and our reputation. In addition, we may not be able to establish additional distribution arrangements with other national retailers. Second, as we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. Any increase in our costs for their carrying our product, reduction in price, or demand for product discounts could have a material adverse affect on our profit margin. Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, although we believe that increased visibility of our product through these national retailers may lead to increased product sales through our network of independent distributors.

Our business plan and future growth is dependent in part on licensing strategy. There are risks associated with this licensing strategy.

Over the past two years, we entered into several licensing agreements. These licensing agreements provide for each company with which we partner to manufacture and distribute products carrying the Jones Soda Co. brand. To date, these products include Jones Soda in a 12-ounce can, Jones Soda lip balms and Jones Soda Frozen Soda Pops. Although we believe that our licensing strategy will increase our national visibility among consumers, there are several risks associated with implementing this licensing strategy. First, there is no assurance that the licensing partner will maintain the same level of quality assurance, inventory management and oversight we are able to maintain with products directly under our supervision. Second, our expertise is in beverages and there is no assurance to us that the same quality standards are required of other products in other industries. Finally, there is no assurance that the licensing partner will provide the same focus on distribution or management of the brand as is done with our own products. In addition, any of our agreements may be terminated early.

We need to effectively manage our growth and resources in order to execute on our business plan. Any failure to do so would negatively impact our profitability.

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, manage our production costs and general and administrative expense, and otherwise execute on our business plan. In addition, in order to grow and execute on our business plan and opportunities, we need to have available to us adequate resources, including capital and personnel, which may not be available when needed. We also need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. We may not be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our profit margin.

We have a lean management team.

We currently have a lean management structure, with our Chief Executive Officer and Executive Vice President of Sales responsible for most of our management. Our former Chief Financial Officer resigned in December 2005 and we have commenced a search for a permanent Chief Financial Officer. As we grow and execute our business plan, our management may be too thin and we may need to bring in additional members of management. We may not be successful in finding appropriate executives when needed, which could negatively impact our operations, growth and profitability.

The loss of key personnel would directly affect our efficiency and profitability.

We are dependent upon the creative skills and leadership of our founder, Peter M. van Stolk, who serves as President and Chief Executive Officer. We have in place with Mr. van Stolk a two-year employment agreement that expires on November 30, 2007. The loss of Mr. van Stolk’s services could have a material adverse affect on our business and operations, including our ability to develop and execute on a long-term, profitable business plan. In addition, our management team consists of several key production, distribution, sales and financial personnel who have been recruited within the past several years. The loss of any of these key personnel could delay or negatively impact our operations, profitability and employee morale.

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

At December 31, 2005, our cash and cash equivalents was approximately $1,176,000, we had approximately $3,700,000 in accounts receivable and approximately $4,694,000 in inventory. Our working capital at December 31, 2005 was approximately $5,699,000. Although we believe that net cash provided by operations and amounts available under our bank line of credit will be sufficient to meet anticipated cash needs for our operations during fiscal 2006, a revenue shortfall could deplete our limited financial resources and require us to reduce costs and operations substantially or to raise additional funds through equity or debt financings.

Our capital needs in the future will depend upon factors such as our growth strategy, market acceptance of our products and any other new products we launch, the success of our DTR, DSD and licensing relationships and our production, marketing and sales costs. None of these factors can be predicted with certainty. We may need to raise capital in the future to fund any one or more of these efforts.

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

For the year ended December 31, 2005, approximately 11.0% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollar has had a positive impact on our revenues attributable to sales in Canada, it has also negatively impacted our costs of goods. The majority of our products are produced and bottled in Canada through two of our co-packers. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar has similar relative adverse effect on our production costs. In an attempt to reduce the impact of these currency fluctuations on our production costs, during the second quarter of fiscal 2005 we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2005. In addition, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers are converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2005, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

We rely on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Most of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include

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

As part of our licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the licensing partner’s use of our trademarks and designs be subject to our control and approval, any breach of these provisions, or any other action by any our licensing partners that is harmful for our brands, goodwill and overall image, could have a material adverse impact on our business.

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

Risk Factors Relating to Our Industry

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

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coke, Pepsi, Hansen’s, Stewarts, IBC and other traditional soft drink manufacturers and distributors. We also compete against other category leaders such as Redbull for the energy drink category.

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

Risk Factors Related to Our Common Stock

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

We lease approximately 7,989 square feet of office space in Seattle, Washington for our principal executive and administrative offices. In March 2005, we entered into an amendment to this lease to extend the term until March 1, 2007 and to increase the monthly rent to $7,323 per month for the first year of the agreement, increasing to $7,989 for the second year of the agreement.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Common Stock

Our Common Stock is currently traded on the NASDAQ Capital Market and in Canada on the TSX Venture Exchange under the symbol “JSDA”.

We initiated trading of our common stock on the OTC Bulletin Board on June 23, 2000. On November 28, 2005 we qualified for trading on the NASDAQ Capital Market. The following table shows, for each quarter of fiscal 2005 and 2004, the high and low closing sales prices as reported by the OTC Bulletin Board and the NASDAQ Capital Market and the high and low closing sales prices as reported by the TSX Venture Exchange. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Nasdaq Capital Market/ OTC Bulletin Board		TSX Venture Exchange
	High	Low	High		Low
2005:
Fourth quarter	$5.52	$4.88	Cdn. $	6.23	Cdn. $	5.28
Third quarter	6.08	4.25		7.23		5.01
Second quarter	7.83	5.51		9.83		6.80
First quarter	5.60	3.45		6.75		4.30

2004:
Fourth quarter	4.30	3.13		5.40		3.69
Third quarter	4.35	3.00		5.60		4.15
Second quarter	3.42	2.10		4.45		3.00
First quarter	3.02	2.00		4.00		2.50

Holders

As of March 24, 2006, there were 22,117,721 shares of common stock issued and outstanding, held by approximately 295 holders of record.

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute five unique beverage brands:

•	Jones Soda Co., a “premium” soda;

•	Jones Organics, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink; and

•	Jones Naturals™, a non-carbonated juice & tea.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Western Canada. In 2005, we continued to focus on growing our distribution network in our four core markets as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. During 2003, we entered into distribution arrangements with Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in March 2004 we entered into a distribution arrangement with Starbucks Coffee Company for two flavors of our Jones Soda product in all of its stores in the United States. This distribution arrangement with Starbucks in the United States was in addition to our existing arrangement for their stores in Canada that had been in place since 1999. In addition, in October 2004, in connection with our licensing arrangement with Target Corporation for our Jones Soda 12-ounce cans, we began selling Jones Soda (in 12-ounce bottles) and Jones Energy (in our 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a two-year licensing and distribution agreement with Target Corporation which provides Target with exclusive rights in the United States to market and sell 12-ounce cans of Jones Soda. We launched our 12-ounce cans in a fridge pack format into Target Corporation in October 2004 and with this product we now compete in the highly competitive carbonated soft drink (“CSD”) industry. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In March 2005, we also announced a licensing and distribution agreement with The Kroger Corporation, providing Kroger exclusive rights to manufacture and distribute Jones Soda Frozen Soda Pops through all Kroger and Kroger-affiliated grocery stores in the United States. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Licensing revenues are recorded when confirmation of sale to third parties is received by the customer, and represents amounts realized net of provisions for sales returns. We recognize sale of concentrate relating to a licensing agreement, and as a result, the sale of concentrate and associated costs are recorded on a net basis resulting in no impact to our statements of operations.

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. These slotting fees have been recorded as a reduction of revenue of approximately $293,000 for the twelve-month period ended December 31, 2005 compared to a reduction in revenue of approximately $361,000 for the twelve-month period ended December 31, 2004. We amortize lump sum payments over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Expense

Management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe that in general bad debts for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt expense has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

To date, other than as a result of specific customer bankruptcies in 2001, we have not incurred material write offs of accounts receivable. In considering the amount of the allowance for doubtful accounts, we rely heavily on our history of write-offs and that our revenue is not dependent on one or a few customers, but is spread among a number of customers. Other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collections if we experience a greater concentration of our receivables coming from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence, principally on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on finished goods that are older than twelve months from production date.

Deferred Income Taxes

At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $5,091,000, which are available to offset future federal taxable income, if any. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Results of Operations for the Year Ended December 31, 2005

Revenue

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
Revenue	$33,511	$27,450	22%

For the year ended December 31, 2005, revenues were approximately $33,511,000, an increase of $6,061,000, or 22% over the $27,450,000 in revenues for the year ended December 31, 2004. The increase in revenues in fiscal 2005 over fiscal 2004 was primarily attributable to higher case sales as well as an overall higher selling price per case.

The overall increase in revenues from the comparable year was due primarily to the fact that we experienced increased case sales of Jones Soda and Jones Organics through our distributor network in our core markets of the Southwest and Midwest U.S. and Western Canada, as well as in our less penetrated market of Eastern Canada. These increases were partially offset by slight decreases in case sales in our less penetrated markets of the Northwest and Southeast U.S.

The increase in revenues was also due to our strategy of growing national accounts. In 2005 we recorded increased revenues over the comparable period of fiscal 2004 from certain of our existing national accounts including Target Corporation, Starbucks Coffee Company, Panera Bread Company and Barnes & Noble.

Revenues for the fiscal 2005 year also reflect a price increase for certain products implemented during the first quarter of 2005.

Consolidated case sales for the year ended December 31, 2005, expressed as 288-ounce equivalent cases and not including our licensed canned volume sold through Target, were 2,442,000, an increase of 15% from comparable case sales of 2,122,000 for the ended December 31, 2004. The increase in case sales between comparable year-to-date periods reflects higher case sales of Jones Soda, Jones Organics, and Jones Energy 4-pak. These increased product case sales more than offset decreased case sales for Jones Naturals, Jones Energy 16 oz. and Whoopass.

Gross Profit

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
Gross profit	$11,595	$9,564	21%
Percentage of revenue	34.6%	34.8%

For the year ended December 31, 2005, gross profit increased by approximately $2,031,000 or 21.2% over the $9,564,000 in gross profit for the year ended December 31, 2004. For fiscal 2005, gross profit as a percentage of revenue decreased to 34.6% from 34.8% for fiscal 2004. The increase in gross profit was primarily attributable to increased revenues. The decrease in gross profit as a percentage of revenue was attributable primarily to a higher cost of product on Jones Soda and Jones Naturals due to higher freight and fuel costs and the strengthening of the Canadian dollar year over year. This was partially offset by early payment discounts and annual volume rebates from various suppliers based on the total volume purchased for the entire year of 2005.

We have experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar in 2005. In an effort to mitigate the impact of a rising Canadian dollar, during the second quarter of fiscal 2005 we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2005.

Licensing Revenue

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
Licensing revenue	$724	$109	560%

For the year ended December 31, 2005, we received licensing revenue of approximately $724,000, an increase of $615,000, or 560%, over licensing revenue of $109,000 for the year ended December 31, 2004. The majority of our licensing revenue is from our exclusive arrangement with Target Corporation to sell Jones Soda in a 12-ounce can fridge pack. For the year ended December 31, 2005, case sales of our 12-ounce can products within the Target system represented approximately 875,000 288-oz. case equivalents, an increase of 461% from case sales of 156,000 for the fourth quarter of 2004, the period in which the licensing arrangement was launched.

Licensing revenue also includes revenue from our license arrangements with Lime-Lite Marketing Corporation for Jones Soda lip balms and The Kroger Corporation for Jones Soda Frozen Soda Pops. Licensing revenue for 2004 was solely from the launch of the Jones Soda 12-ounce can fridge pack with Target Corporation in the fourth quarter of that year.

Total Operating Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
Promotion and selling	$7,667	$5,956	29%
General and administrative	3,348	2,427	38%

Total operating expenses	$11,014	$8,382	31%
Percentage of revenue	32.9%	30.5%

Total operating expenses for the year ended December 31, 2005 were approximately $11,014,000, an increase of $2,632,000 or 31% over operating expenses of $8,382,000 for the year ended December 31, 2004. For fiscal 2005, total operating expenses as a percentage of revenue increased to 32.9% from 30.5% over the comparable period in 2004. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses for twelve month period.

Promotion and Selling Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
Promotion and selling	7,667	$5,956	29%
Percentage of revenue	22.9%	21.7%

Promotion and selling expenses for the year ended December 31, 2005 were $7,667,000, an increase of $1,711,000, or 29% over promotion and selling expenses of $5,956,000 for the year ended December 31, 2004. Promotion and selling expenses as a percentage of revenue increased to 22.9% for fiscal 2005 from 21.7% over the comparable period in 2004. The increase in promotion and selling expenses for the year ended December 31, 2005 was attributable to an increase in consolidated case sales, an increase in salaries and wages, commissions and related DSD sales team expenses associated with our expanding sales force, as well as expenses associated with the launch of the Jones Organics product line. At December 31, 2005 we had 29 employees in sales and marketing, compared to 31 such employees at December 31, 2004.

General and Administrative Expenses

	Year Ended December 31,		Change
(Dollars in Thousands)	2005	2004
General and administrative	$3,348	$2,427	38%
Percentage of revenue	10.0%	8.8%

General and administrative expenses for the year ended December 31, 2005 were $3,348,000, an increase of $921,000, or 38%, compared to $2,427,000 for the year ended December 31, 2004. General and administrative expenses as a percentage of revenue increased to 10% for fiscal 2005 from 8.8% for the comparable period in 2004. The increase in general and administrative expenses is primarily due to an increase in audit, insurance, legal, bad debt, tax, stock exchange listing fees and costs to prepare for compliance with the Sarbanes-Oxley Act of 2002.

Other Income (Expense)

For the year ended December 31, 2005 we had other income of approximately $28,600 compared to approximately $53,000 in fiscal 2004. Other income in 2005 is comprised primarily of rental income from one of our co-packers for labeling equipment we purchased for their use. Other income in 2004 is comprised primarily of a foreign exchange gain.

Provision For Income Taxes

For the year ended December 31, 2005 income tax expense was approximately $51,000 compared to approximately $14,000 in fiscal 2004. The increase is primarily due to additional state income tax expense resulting from the Company’s expanded DSD distribution network.

Net Income

Net income for the year ended December 31, 2005 was approximately $1,283,000 compared to net income of $1,330,000 for fiscal 2004. The decrease in net income for the comparable year was due primarily to increased income tax expense and a smaller contribution from other income, despite a slight improvement in income from operations.

Liquidity and Capital Resources

Our operations historically have primarily been funded through the issuance of common stock and external borrowings, although we had profitable operations for each of the past three fiscal years ended December 31, 2003, 2004 and 2005. During 2005, our operations were largely funded from our cash flows, and we had limited use of our credit facility.

As of December 31, 2005, we had working capital of approximately $5,699,000 compared to working capital of $3,779,000 as of December 31, 2004. The increase in working capital was primarily attributable to increased cash and cash equivalents, accounts receivable, inventory and the repayment of bank debt as a result of increased revenues, partially offset by increased accounts payable and accrued liabilities and the current portion of capital lease obligations.

On June 25, 2005, we renewed our credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., consisting of a one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at the prime rate plus 0.5% per annum (7.75% as of December 31, 2005). The credit facility does not impose any financial covenants and requires all receivables collected be submitted to Capco as collateral. If no borrowings have been made against the line of credit, payments received by Capco are subject to a one day hold to allow for the application of funds. As of December 31, 2005, $237,169 included in cash and cash equivalents was subject to this 1-day hold. As of December 31, 2005, we had no borrowings outstanding under the line of credit and $3,400,584 was available for borrowing.

Cash and cash equivalents were $1,176,101 as of December 31, 2005 compared to $333,533 as of December 31, 2004. Net cash generated from operating activities was approximately $877,000 for the year ended

December 31, 2005, primarily due to higher sales and increased accounts payable & accrued liabilities partially offset by increased levels of finished goods inventory and accounts receivable. We used $239,000 in investing activities for the year ended December 31, 2005, primarily for the purchase of new labeling equipment for a certain co-packer in support of a dedicated production line for our exclusive use as well as registration and maintenance of our trademarks and patent. Cash flow from financing activities was $204,000 for the year ended December 31, 2005 and consisted primarily of proceeds from the exercises of stock options partially offset by repayment of borrowings under the line of credit.

The increase in our accounts receivable of $865,000 from $2,835,000 at December 31, 2004 to $3,700,000 at December 31, 2005 was due principally to increased revenue during the period. Similarly, the increase in accounts payable and accrued liabilities from $2,746,000 at December 31, 2004 to $3,851,000 December 31, 2005 of $1,106,000 was due principally to increased production requirements in support of increased revenue during the period.

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

Investor Relations

During the 2005 fiscal year, we completed all investor relations activities in-house. We sent out copies of news or press releases, our corporate brochure, and communicated to shareholders via a quarterly earnings release conference call.

ITEM 7.    FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

None

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive

Officer and Controller have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

As previously announced, in December 2005 we engaged the services of James M. Mullen as our interim Chief Financial Officer under the terms of an Interim CFO Engagement Agreement. The consulting agreement was for an initial term of three months, continuing on a monthly basis thereafter until terminated by either party. Effective March 28, 2006, we and Mr. Mullen terminated this consulting agreement. We are continuing our search for a permanent Chief Financial Officer.

Effective February 21, 2006, we hired Lars P. Nilsen as our Executive Vice President of Sales. Mr. Nilsen has an at-will employment arrangement with us. Mr. Nilsen joined us from Northwest Horticulture, where he served in the roles of Chief Operating Officer and President/CEO. Prior to Northwest Horticulture, Mr. Nilsen served for 8 years in multiple senior positions with The Coca-Cola Company in Scandinavia, most recently as Director of On-Premise, Nordic Region where he was responsible for directing corporate strategy across the five Nordic countries with sales of $300 million. As Vice President of Sales at Coca-Cola Bottlers of Denmark from 1996 to 1999, Mr. Nilsen established and built an on-premise sales division with annual sales of $110 million, growing market share from 50% to 70%. As President of Coca-Cola Cold Drink in Oslo, Norway from 1993 to 1996, Mr. Nilsen was responsible for building a $50 million on-premise company with a staff of 145. Mr. Nilsen’s education includes an MBA from the University of Washington, a B.Sc. from the University of Utah with a major in Finance and an extensive management training program from Coca-Cola University.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have a Code of Ethics that applies to our principal executive officer, controller and others performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003.

The other information called for by Part III, Item 9, is included in our proxy statement relating to our 2006 annual meeting of shareholders to be held on May 18, 2006, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 31, 2005, our fiscal year end.

ITEM 10.    EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our proxy statement relating to our 2006 annual meeting of shareholders to be held on May 18, 2006, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information called for by Part III, Item 11, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 18, 2006, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2005, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under our 1996 Stock Option Plan and 2002 Stock Option Plan, which are our only existing equity compensation plans. See also “Note 10 to Consolidated Financial Statements of Jones Soda Co.” included in this Report.

	(a)	(b)		(c)		(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options		No. of Shares Available for Future Issuance (1)		Total of Shares Reflected in Columns (a) & (c)
Equity Compensation Plans Approved by Shareholders (2)	1,782,000	$1.83	(3)	187,000	(4)	1,969,000
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A		N/A		N/A
TOTAL	1,782,000	$1.83	(3)	187,000	(4)	1,969,000

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 1996 Stock Option Plan and 2002 Stock Option Plan.
(3)	At December 31, 2005, there were outstanding options for a total of 161,500 shares with exercise prices in Canadian dollars, and outstanding options for a total of 1,620,500 shares with exercise prices in U.S. dollars. The weighted average of those exercise prices was $1.83 (U.S.), based on a currency exchange rate of 1.1618 Canadian to 1 U.S.
(4)	The 2002 Stock Option Plan initially provided for 1,500,000 shares available for issuance under the plan, with an increase of up to an additional 250,000 shares (or such lesser number as approved by the Board of Directors) on January 1 of each fiscal year during the 10-year term of the plan, beginning January 1, 2003 through and including January 1, 2012. Accordingly, as of December 31, 2005, a total of 2,250,000 shares were available for issuance under the 2002 plan, with an aggregate maximum of up to 3,750,000 shares available over the 10-year life of the 2002 plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in our proxy statement relating to our 2006 annual meeting of shareholders to be held on May 18, 2006, and is incorporated herein by reference.

ITEM 13.    EXHIBITS.

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2(3)++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(4)++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.3A(4)++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)++	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(5)	Lease Agreement dated March 14, 2000, between R2H2 LLC and Urban Juice & Soda Company Ltd.

10.5A(6)	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.5B(7)	Second Amendment to Lease, dated March 1, 2005, between R2H2 LLC and Jones Soda Co.

10.6(8)	Guaranty, dated June 25, 2005, by Jones Soda Co. in favor of CAPCO Financial Company

10.7(8)	Contract of Sale Security Agreement, dated June 25, 2005, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1 dated June 25, 2005

10.8(9)	Employment Agreement with Peter M. van Stolk dated effective December 1, 2004

10.9(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.10(10)	Jones Soda Co. 2002 Stock option plan

10.11(7)++	Licensing and Distribution Agreement, dated effective April 1, 2005, between Jones Soda Co. and The Kroger Co.

10.12(7)++	Licensing and Distribution Agreement, dated effective July 16, 2004, between Jones Soda Co. and Target Corporation

10.13A(11)++	Supply Agreement with Panera, LLC, dated May 28, 2003

10.13B(11)++	First Amendment to Supply Agreement with Panera, LLC, dated May 27, 2004

10.13C(11)++	Second Amendment to Supply Agreement with Panera, LLC, dated April 1, 2005

14.1(4)	Code of Ethics for Financial Officers

21.1(6)	Subsidiaries of Jones Soda Co.

23.1**	Consent of KPMG LLP

31.1**	Certification by Peter M. van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Melody J. Morgan, Controller, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Peter M. van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Melody J. Morgan, Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-KSB.
++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed on March 30, 2004.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2002.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed on August 12, 2005.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K dated February 14, 2005, filed on February 16, 2005.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.
(11)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2006 annual meeting of shareholders to be held on May 18, 2006, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter M. van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2006

/s/ MELODY J. MORGAN Melody J. Morgan	Controller	March 29, 2006

/s/ RON B. ANDERSON Ron B. Anderson	Director	March 28, 2006

Scott Bedbury	Director

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 29, 2006

/s/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	March 29, 2006

/s/ MATTHEW KELLOGG Matthew Kellogg	Director	March 28, 2006

/s/ STEPHEN C. JONES Stephen C. Jones	Director	March 29, 2006

/s/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	March 29, 2006

JONES SODA CO.

FORM 10-KSB ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jones Soda Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

KPMG LLP (signed)

Vancouver, Canada

February 24, 2006

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents (note 8)	$1,176,101	$333,533
Accounts receivable (note 3)	3,699,994	2,834,882
Inventory (note 5)	4,694,213	3,550,595
Prepaid expenses and deposits	146,614	399,779

	9,716,922	7,118,789
Capital assets (note 6)	662,942	682,439
Intangible assets (note 7)	72,753	49,444

	$10,452,617	$7,850,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness (note 8)	$—	$480,285
Accounts payable and accrued liabilities	3,851,335	2,745,602
Current portion of capital lease obligations	114,110	63,549
Current portion of deferred revenue (note 4)	52,318	50,000

	4,017,763	3,339,436
Capital lease obligations (note 9)	88,219	113,509
Deferred revenue (note 4)	—	50,000
Shareholders’ equity (note 10):
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 21,616,596 common stock (2004—20,956,346)	12,491,133	11,780,996
Additional paid-in capital	764,622	758,877
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,016,872)	(8,299,898)

	6,346,635	4,347,727

	$10,452,617	$7,850,672

Commitments and contingencies (note 11)

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005 and 2004

	2005	2004
Revenue	$33,511,053	$27,449,674
Cost of goods sold	21,915,930	17,885,811

Gross profit	11,595,123	9,563,863
Licensing revenue	724,183	109,234

Net revenue	12,319,306	9,673,097

Operating expenses:
Promotion and selling	7,666,733	5,955,645
General and administrative	3,347,615	2,426,555

	11,014,348	8,382,200

Income from operations	1,304,958	1,290,897
Other income (expense):
Interest (expense), net	(20,000)	(3,705)
Other income	48,600	56,798

	28,600	53,093

Earnings before income taxes	1,333,558	1,343,990
Provision for income taxes (Note 12)	50,532	13,630

Earnings for the year	$1,283,026	$1,330,360

Earnings per share:
Basic	$0.06	$0.06
Diluted	0.06	0.06

Weighted average number of common stock:
Basic	21,412,214	20,639,402
Diluted	22,593,127	21,949,001

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2003	20,089,096	$11,178,475	$739,140	$107,752	$(9,630,258)	$2,395,109
Options exercised	867,250	602,521	—	—	—	602,521
Stock-based compensation expense	—	—	19,737	—	—	19,737
Earnings and comprehensive income for the year	—	—	—	—	1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	11,780,996	758,877	107,752	(8,299,898)	4,347,727
Option exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation expense	—	—	5,745	—	—	5,745
Earnings and comprehensive income for the year	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	$12,491,133	$764,622	$107,752	$(7,016,872)	$6,346,635

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from (used in) operating activities:
Earnings for the year	$1,283,026	$1,330,360
Items not involving cash:
Depreciation and amortization	220,283	193,223
Stock-based compensation	5,745	19,737
Changes in assets and liabilities:
Accounts receivable	(865,112)	(1,327,508)
Inventory	(1,143,618)	(1,549,671)
Prepaid expenses	253,165	(124,156)
Accounts payable and accrued liabilities	1,105,733	686,015

Net cash from (used in) operating activities	859,222	(772,000)
Cash flows used in investing activities:
Purchase of capital assets	(50,871)	(167,019)
Purchase of intangible assets	(42,072)	(12,176)

Net cash used in investing activities	(92,943)	(179,195)
Cash flows from financing activities:
Net borrowing (repayment) under line of credit	(480,285)	480,285
Net borrowing (repayment) of capital lease obligations	(105,881)	(64,066)
Deferred revenue	(47,682)	(50,000)
Proceeds from exercise of options	710,137	602,521

Cash flows from financing activities	76,289	968,740

Net increase in cash and cash equivalents	842,568	17,545
Cash and cash equivalents, beginning of year	333,533	315,988

Cash and cash equivalents, end of year	$1,176,101	$333,533

Supplemental disclosure of non-cash financing and investing activities:
Bad debt recovery	$6,951	$15,000
Assets acquired under capital leases	131,152	179,782

Cash paid during year for:
Interest payments	$20,000	$7,288
Income taxes	55,373	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

1.    Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s primary product lines include the brands: Jones Soda Co., Jones Naturals™, a non-carbonated juice & tea drink, Jones Organics, ready to drink organic tea, Jones Energy, a high energy drink, and WhoopAss™, a high energy drink. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

2.    Significant accounting policies:

(a)  Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventory, capital assets, intangible assets, valuation allowances for receivables, deferred income tax assets and liabilities and state and city taxes. Actual results could differ from those estimates.

(c)  Foreign currency translation:

Except where otherwise stated, these consolidated financial statements are presented in U.S. dollars. All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the twelve month period ended December 31, 2005, the Company incurred a foreign exchange gain of $3,835 (2004—$56,798).

(d)  Cash and cash equivalents:

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(e)  Inventory:

Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. Finished goods inventory older than 12 months is considered obsolete and is expensed as cost of goods sold.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

(f)  Capital assets:

Property and equipment is recorded at cost and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 50%
Vehicles and Office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

(g)  Intangible assets:

The Company’s intangible assets include costs associated with securing trademarks and patents for the Company’s products and are amortized on a straight-line basis over 5 years.

(h)  Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets, which include capital assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i)  Revenue recognition:

Sales are recorded when title passes, which is when goods are received by the customer, and represent amounts realized net of provisions for sales returns, discounts and allowances which are recognized at the time of sale. The Company’s sales arrangements are not subject to warranty. Cash received in advance of delivery is recorded as deferred revenue in the consolidated balance sheets.

Licensing revenue is recorded when confirmation of sale to third parties is received from the customer, and represents amounts realized net of provisions for sales returns.

The Company recognizes sales of concentrate relating to a licensing agreement, in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. As a result, the sale of concentrate and associated costs are recorded on a net basis. As concentrate is sold at cost, there is no impact on the Company’s statements of operations.

To record sales returns, the Company issues a credit note to the customer once it has obtained the returned goods. Discounts are offered to customers via promotional events. Discounts are recorded at the time of sale by issuing a credit note for the discount relating to the shipment.

Consideration given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s statements of operations. For the twelve month period ended December 31, 2005, revenue was reduced by $293,295 (2004—$361,068).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

(j)  Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2005, the Company incurred research and development costs of $41,406 (2004—$0).

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

Under APB 25, compensation expense is measured as the excess, if any, of the market price of the underlying stock over the exercise price on the measurement date of the grant. Had stock compensation expense for grants to employees under the Company’s stock option plan been determined based on the fair value methodology under SFAS 123, the Company’s net earnings for years ended December 31, 2005 and 2004 would have been presented as follows:

	Twelve Months Ended December 31
	2005	2004
Earnings as reported	$1,283,026	$1,330,360
Add: Stock-based employee compensation expense included in reported earnings	5,745	19,737
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(764,615)	(333,405)

Pro forma earnings	$524,156	$1,016,692

Earnings per share
Basic—as reported	$0.06	$0.06
Basic—pro forma	$0.02	$0.05
Diluted—as reported	$0.06	$0.06
Diluted—pro forma	$0.02	$0.05

The comparative period expense figures for 2004 were reduced by $14,797 for an adjustment to the pro forma stock based compensation calculation.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, which takes into account (1) the market price of the underlying stock at the grant date, (2) the exercise

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

price, (3) an expected life ranging from one to five years, (4) 0% dividend yield, (5) a risk-free interest rate of 3.26% to 4.18% (2004—1.63% to 2.55%), and (6) an estimated volatility of 80% to 82% (2004—82%).

The weighted average fair value of options granted in 2005 and 2004 was $1.86 and $1.06, respectively.

(l)  Advertising:

The Company expenses advertising costs as incurred. During the year ended December 31, 2004, the Company incurred advertising costs of $5,120,326 (2004—$3,891,751).

(m)  Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if considered necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

(n)  Earnings per share:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share are computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities.

(o)  Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income in the Consolidated Statements of Shareholders’ Equity And Comprehensive Income.

(p)  Volume rebates from vendors:

In 2004, the Company adopted EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”.   As a result, consideration received by the Company from a vendor is accounted for as a reduction of cost of goods sold or inventory, as appropriate. For the year ended December 31, 2005, the reduction of cost of goods sold is $191,112 (2004—$185,471) and inventory is $10,534 (2004—$40,488).

(q)  Recent accounting pronouncements:

In September 2005, the EITF issued EITF Issue No. 04-13 Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 for the year ended December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the implications of FAS 123R to its consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be recognized as current period charges. The Company adopted FAS No. 151 in the year ended December 31, 2004. It had no effect on the Company’s financial statements.

(r)  Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

3.    Accounts receivable:

	2005	2004
Trade	$3,500,617	$2,851,922
Other	306,783	158,084
Allowance for doubtful accounts	(107,406)	(175,124)

	$3,699,994	$2,834,882

Supplementary information on the allowance for doubtful accounts:

	2005	2004
Allowance for doubtful accounts:
Beginning of year	$175,124	$665,327
Bad debt expense	86,699	4,000
Net recoveries and write offs	(154,417)	(494,203)

End of year	$107,406	$175,124

Of the $154,417 of net recoveries and write offs, $147,466 relate to bad debts expensed during 2001.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

4.    Deferred revenue:

	2005	2004
Current portion of deferred revenue	$52,318	$50,000
Deferred revenue	—	50,000

	$52,318	$100,000

In 2001, the Company secured a new distributor to replace a previous distributor that went bankrupt. As part of the distribution agreement, the Company received a $250,000 non-refundable cash payment from its new distributor which was recorded as deferred revenue and is being amortized on a straight-line basis over the five years, representing management’s current best estimate of the period of imputed benefit from the initial distribution agreement. During 2005, $50,000 related to this agreement has been recognized in revenue.

5.    Inventory:

	2005	2004
Finished goods	$2,911,815	$1,964,875
Raw materials	1,782,398	1,585,720

	$4,694,213	$3,550,595

6.    Capital Assets:

	2005	2004
Vehicles	$276,532	$265,630
Equipment	1,159,668	1,025,410
Office and computer equipment	652,892	616,029

	2,089,092	1,907,069
Accumulated depreciation	(1,426,150)	(1,224,630)

	$662,942	$682,439

Included in capital assets are assets under capital leases with a cost of $586,492 (2004—$455,340) and accumulated depreciation of $176,203 (2004—$89,052).

7.    Intangible assets:

	2005	2004
Trademarks and patents	$370,197	$328,125
Accumulated amortization	(297,444)	(278,681)

	$72,753	$49,444

During the year ended December 31, 2005 amortization of $18,762 (2004—$38,588) related to intangible assets was recognized.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

8.    Bank indebtedness:

On June 25, 2005, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (7.75% at December 31, 2005). The credit facility does not impose any financial covenants. As of December 31, 2005, the Company had no borrowings outstanding under the line of credit and $3,400,584 available for borrowing. In accordance with the terms of this agreement, all receivables collected are submitted to Capco as collateral for the line of credit. If no borrowings have been made against the line of credit, payments received by Capco are subject to a 1-day hold to allow for the application of funds. As of December 31, 2005, $237,169 (2004—$29,300) in cash and cash equivalents was subject to this 1-day hold.

9.    Capital lease obligations:

The Company’s scheduled payments, including interest ranging from 5% to 15% at December 31, 2005 are as follows:

2006	$122,896
2007	73,214
2008	15,636

Total minimum capital lease payments	211,746
Less amount representing interest	9,417

Present value of total minimum capital lease payments	202,329
Less current portion of capital lease obligations	114,110

Capital lease obligations excluding current portion	$88,219

10.    Stock-based compensation:

Stock options

In 1996, the Company adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 the Company adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the Plans.)

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

For the year ended December 31, 2005, the Company granted all options in US dollars. Included in general and administrative expenses for 2005 is stock-based compensation of $5,745 (2004—$19,737).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2003	2,404,500	$0.58	$0.76
Option granted	560,500	2.39	2.88
Options exercised	(867,250)	(0.69)	(0.90)
Options cancelled	(65,500)	(0.44)	(0.54)

Balance at December 31, 2004	2,032,250	$1.06	$1.27
Option granted	613,500	4.00	4.65
Options exercised	(660,250)	(1.08)	(1.25)
Options cancelled	(203,500)	(3.32)	(3.86)

Balance at December 31, 2005	1,782,000	$1.83	$2.13

The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2005:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices

			US	CDN		US	CDN
$0.70 to $0.86	161,500	0.29	$0.76	$0.89	161,500	$0.76	$0.89
$0.25 to $0.50	728,000	1.75	0.41	0.47	728,000	0.41	0.47
$1.10 to $2.99	397,250	3.00	2.10	2.44	397,250	2.10	2.44
$3.00 to $4.00	452,375	3.80	3.96	4.60	249,656	3.94	4.57
$4.01 to $5.01	42,875	4.61	5.01	5.82	10,250	5.01	5.82

	1,782,000		$1.83	$2.13	1,546,656	$1.48	$1.72

11.    Commitments and contingencies:

The Company has lease commitments for office and warehouse premises expiring on February 28, 2007. Future minimum rent payments under this lease are $94,537 in 2006 and $15,978 in 2007. During the year ended December 31, 2005, the Company incurred rental expenses of $95,670 (2004—$101,345).

12.    Income taxes:

The provision for income taxes consisted of the following:

	2005	2004
Current taxes	$50,532	$13,630
Deferred taxes	—	—

Provision for income taxes	$50,532	$13,630

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2005		2004
Federal statutory rate	$436,195	34%	$452,322	34%
Effect of:
Permanent differences	30,681	2.4%	21,130	1.6%
State income taxes, net of federal benefit	40,000	3.1%	—	—
Alternative minimum tax	10,532	0.8%	13,630	1.0%
Change in valuation allowance	(565,290)	(44.1)%	(687,482)	(51.7)%
Other, net	98,414	7.7%	214,030	16.1%

Provision for income taxes	$50,532	3.9%	$13,630	1.0%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	2005	2004
Net operating loss carryforwards	$1,731,023	$2,225,494
Capital assets	82,258	135,268
Intangible assets	420,753	427,730
Other	120,971	135,914

Total deferred tax asset	2,355,005	2,924,406
Valuation allowance	(2,355,055)	(2,924,406)

Net deferred tax asset	$—	$—

Reclassifications have been made to the 2004 balances for certain components of deferred tax assets and liabilities in order to conform to the current year presentation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005, the Company does not believe it meets the criteria to recognize deferred tax assets, and has accordingly provided a full valuation allowance.

At December 31, 2005, the Company has net operating loss carryforwards for income tax purposes of $5,091,244, which expire at various times commencing in 2020. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

13.    Segmented information and export sales:

The Company operates in one industry segment, with operations during 2005 primarily in the United States and Canada. During the year ended December 31, 2005 sales in the United States were approximately $29,620,000 (2004—$24,186,000), sales in Canada were approximately $3,788,000 (2004—$3,152,000), and sales to other countries totaled $103,000 (2004—$111,000). Sales have been assigned to geographic locations based on the location of customers.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005 and 2004

As at December 31, 2005, the net book value of long-lived assets held in the United States was $603,854 (2004—$612,468). The net book value of long-lived assets held in Canada was $59,088 (2004—$69,971).

14.    Financial instruments:

(a)  Fair values:

As of December 31, 2005, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

(b)  Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 92% (2004—91%) while customers in Canada represent 8% (2004—9%) of year end accounts receivable balances. Three of the Company’s customers represent approximately 21% of revenues for the year ended December 31, 2005. Two customers represented approximately 22% of revenues for the year ended December 31, 2004.