Form 10-Q
period 2006-03-31
JONES SODA CO
filed 2006-05-15
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of March 31, 2006, the issuer had 22,117,721 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

JONES SODA CO.

FORM 10-Q

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and its wholly owed subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-Q contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2006 with comparative figures for December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,803,152	$1,176,101
Accounts receivable	4,588,548	3,699,994
Inventory (note 3)	3,949,308	4,694,213
Prepaid expenses	204,213	146,614

	11,545,221	9,716,922
Capital assets	627,027	662,942
Intangible assets	70,486	72,753

	$12,242,734	$10,452,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,672,725	$3,851,335
Current portion of capital lease obligations	112,228	114,110
Deferred revenue	39,818	52,318

	4,824,771	4,017,763
Capital lease obligations, less current portion	55,292	88,219
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 22,117,721 common shares (2005 – 21,616,596)	13,117,924	12,491,133
Additional paid-in capital	1,151,325	764,622
Accumulated other comprehensive income	107,752	107,752
Deficit	(7,014,330)	(7,016,872)

	7,362,671	6,346,635

	$12,242,734	$10,452,617

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2006 and 2005

	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenue	$8,760,380	$6,874,176
Cost of goods sold	5,640,710	4,643,185

Gross profit	3,119,670	2,230,991
Licensing revenue	137,571	103,548

	3,257,241	2,334,539
Operating expenses (1):
Promotion and selling	2,052,421	1,581,272
General and administrative	1,147,278	736,339

	3,199,699	2,317,611

Earnings before income taxes	$57,542	$16,928
Provision for income taxes	55,000	—

Earnings for the period	$2,542	$16,928

Earnings per share, basic	$0.00	$0.00
Earnings per share, diluted	$0.00	$0.00

Weighted average number of common stock:
Basic	21,746,947	21,124,970
Diluted	22,627,053	22,324,486

(1) Includes stock-based compensation as follows:
Promotion and selling	$116,010	—
General and administrative	$270,693	$4,884

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months ended March 31, 2006 (Unaudited)

Years ended December 31, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2004	20,956,346	$11,780,996	$758,877	$107,752	$(8,299,898)	$4,347,727
Options exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation expense	—	—	5,745	—	—	5,745
Earnings for the period and comprehensive income	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	12,491,133	764,622	107,752	(7,016,872)	6,346,635
Options exercised	501,125	626,791	—	—	—	626,791
Stock-based compensation expense	—	—	386,703	—	—	386,703
Earnings for the period and comprehensive income	—	—	—	—	2,542	2,542

Balance, March 31, 2006	22,117,721	$13,117,924	$1,151,325	$107,752	$(7,014,330)	$7,362,671

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31, 2006 and 2005

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flows from (used in) operating activities:
Earnings for the period	$2,542	$16,928
Items not involving cash:
Depreciation and amortization	59,134	49,399
Stock based compensation expense	386,703	4,884
Changes in assets and liabilities:
Accounts receivable	(888,554)	(784,511)
Inventory	744,905	102,467
Prepaid expenses	(57,599)	80,124
Accounts payable and accrued liabilities	821,390	915,579

Net cash from operating activities	1,068,521	384,870
Cash flows from (used in) investing activities:
Purchase of capital assets	(15,734)	(19,510)
Purchase of intangible assets	(5,218)	(4,494)

Net cash used in investing activities	(20,952)	(24,004)
Cash flows from (used in) financing activities:
Net repayment under line of credit	—	(480,285)
Net repayment of capital lease obligations	(34,809)	(16,696)
Deferred revenue	(12,500)	(12,500)
Proceeds from exercise of options	626,791	410,862

Net cash from (used in) financing activities	579,482	(98,619)

Net increase in cash and cash equivalents	1,627,051	262,247
Cash and cash equivalents, beginning of period	1,176,101	333,533

Cash and cash equivalents, end of period	$2,803,152	$595,780

Cash paid during the period:
Interest payments	$3,544	$8,050
Income tax	6,475	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Three months ended March 31, 2006 and 2005 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. (the “Company” or “Jones Soda”) develops, produces, markets, and distributes “alternative” or “new age” beverages. The Company’s primary product lines include the brands: Jones Soda Co.®, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™, a high energy drink, and Jones Naturals ™, a non-carbonated juice and tea drink. Urban Juice and Soda Company Limited, the Company’s predecessor, was incorporated in 1986 under the Company Act (British Columbia). The Company has three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

2.	Significant accounting policies:

(a)	Basis of presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB, as amended by note 2( c) below.

(b)	Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventory, capital assets and intangible assets, valuation allowances for receivables, stock- based compensation expense, deferred income tax assets and liabilities and state and city taxes. Actual results could differ from those estimates.

(c)	Stock-based compensation expense:

Prior to January 1, 2006, the Company accounted for its stock compensation arrangements using the intrinsic method, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of the fair value method under SFAS 123. Under the intrinsic value method, no stock-based compensation related to employee options had been recognized in our consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant, other than stock options issued to non-employees for services received based upon the fair value of the stock options issued at the date of the performance completion.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated for the pro forma disclosures under SFAS 123, as adjusted for estimated forfeitures.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

The adoption of this standard resulted in a $ 386,703 decrease in net earnings and income before taxes, or $ 0.02 basic and diluted earnings per share in the first quarter of 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Non-cash stock based compensation expense of $386,703 was added back to cash flows from operating activities during the quarter. There is no impact on the cash flows from financing activities.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation during the corresponding period in fiscal 2005.

Three months ended March 31,	2005
Net Income:
As reported	$16,928
Add: Stock-based employee compensation expense included in reported income	$4,884
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(416,384)

Pro forma loss	$($394,572)

Basic earnings (loss) per share:
As reported	$0.00
Pro forma	$(0.02)
Diluted earnings (loss) per share:
As reported	$0.00
Pro forma	$(0.02)

For our pro forma disclosure we recognized the calculated benefit at the date of granting the stock options on a straight-line basis consistent with the vesting terms. The proforma expense for the period ended March 31, 2005 has been restated by $52,541 from the amount previously presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued.

Three months ended March 31,	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	56%	82%
Risk-free interest rate	4.82%	3.26%
Expected term (in years)	3 years	5 years

Under the terms of our employee stock option plan, our Board of Directors may grant options to employees, officers and directors. The plan provides for granting of options at the fair market value of our stock at the grant date. Options generally vest over eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, with options having a five year term.

At March 31, 2006, we had $983,000 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of 1.8 years.

(d)	Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	March 31 2006	December 31 2005
Finished goods	$2,860,175	$2,911,815
Raw materials	1,089,133	1,782,398

	$3,949,308	$4,694,213

4.	Bank indebtedness:

On June 25, 2005, the existing credit facility granted to the Company by Capco Financial Company, a division of Greater Bay Bank N.A, was renewed for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain accounts receivable and inventory of the Company. This revolving line of credit is secured by all of the Company’s assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at March 31, 2006). The credit facility does not impose any financial covenants. As of March 31, 2006, the Company had no borrowings outstanding under the line of credit and $2,719,000 available for borrowing. In accordance with the terms of this agreement, all receivables collected are submitted to Capco as collateral for the line of credit. If no borrowings have been made against the line of credit, payments received by Capco are subject to a 1-day hold to allow for the application of funds. As of March 31, 2006, $17,002 included in cash and cash equivalents is subject to this 1-day hold.

5.	Segmented information and export sales:

The Company operates in one industry segment, with operations during 2006 primarily in the United States and Canada. During the period ended March 31, 2006 sales in the United States were approximately $7,532,303 (2005—$6,063,480), sales in Canada were approximately $1,201,002 (2005—$782,846), and sales to other countries totaled $27,075 (2005--$27,850). Sales have been assigned to geographic locations based on the location of customers.

As at March 31, 2006, the net book value of long-lived assets held in the United States was $556,198 (2005—$582,044). The net book value of long-lived assets held in Canada was $70,829 (2005—$80,898).

6.	Earnings per share:

The computation for basic and diluted earnings per share is a follows:

	Three months ended March 31
	2006	2005
Net Income for the period	$2,542	$16,928
Weighted average number of common stock outstanding:
Basic	21,746,947	21,124,970
Dilutive stock options	880,106	1,199,516

Diluted	22,627,053	22,324,486
Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

7.	Shareholders’ equity:

(a)	Stock options:

In 1996, the Company adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 the Company adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the Plans.) Currently, the total number of options authorized under the 2002 Plan is 2,500,00 options.

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

Changes in the issued and outstanding common shares are as follows:

	Number of Shares	Amount
Balance at December 31, 2005	21,616,596	$12,491,133
Stock option exercises	501,125	626,791
Balance at March 31, 2006	22,117,721	$13,117,924

A summary of the Company’s stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2004	2,032,250	$1.06	$1.27
Option granted	613,500	4.00	4.65
Options exercised	(660,250)	(1.08)	(1.25)
Options cancelled	(203,500)	(3.32)	(3.86)

Balance at December 31, 2005	1,782,000	$1.83	$2.13
Option granted	447,625	6.47	7.49
Options exercised	(501,125)	(1.25)	(1.45)
Options cancelled	(17,500)	(4.31)	(4.98)

Balance at March 31, 2006	1,711,000	$3.17	$3.67
Exercisable, March 31, 2006	1,300,094	$2.26	$2.62

The following table summarizes information about stock options outstanding and exercisable under the Plans at March 31, 2006:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.70 to $0.86	61,500	0.08	$0.78	$0.90	61,500	$0.78	$0.90
$0.25 to $0.50	507,500	1.50	0.41	0.48	507,500	0.41	0.48
$1.10 to $2.99	263,500	2.75	2.08	2.41	263,500	2.08	2.41
$3.00 to $4.00	391,750	3.54	3.90	4.52	336.125	3.90	4.52
$4.01 to $5.01	41,000	4.36	5.01	5.80	19,563	5.01	5.80
$5.01 to $6.47	445,750	4.93	6.47	7.49	111,906	6.47	7.49

	1,711,000		$3.17	$3.67	1,300,094	$2.26	$2.62

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, produce, market and distribute “alternative” or “New Age” beverages. We currently produce, market and distribute five unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink; and

•	Jones Naturals™, a non-carbonated juice and tea.

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

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Western Canada. During 2006, we intend to continue to focus on growing our distribution network in our four core markets and further expansion into the East Coast and Southeast U.S., and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Starbucks Coffee, Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in connection with our licensing arrangement with Target Corporation for our Jones Soda 12-ounce cans, we sell Jones Soda (in 12-ounce bottles) and Jones Energy (in our 8.4 ounce four-pack format) to Target for distribution through their stores in the United States.

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

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357. Our website is www.jonessoda.com.

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

We also pay lump sum slotting fees to certain of our retailers for shelf space in their stores. Effective January 1, 2002, these slotting fees have been recorded as a reduction of revenue, which resulted in a reduction in revenue of approximately $68,850 for the three-month period ended March 31, 2006 compared to a reduction in revenue of approximately $87,329 for the three-month period ended March 31, 2005. We amortize the lump sum payment over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

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

Deferred Income Taxes

At December 31, 2005, our US subsidiary, Jones Soda Co. (USA) Inc., had net operating loss carry forwards for federal income tax purposes of approximately $5,091,000 which expire at various times commencing in 2020. Net operating loss carry forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2006, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123, as adjusted to reflect the estimated forfeitures. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

The adoption of this standard resulted in a $ 386,703 decrease in net earnings and income before taxes, or $ 0.02 basic and diluted earnings per share in the first quarter of 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Stock-based compensation expense was reflected in the consolidated Statement of Operations.

Results of Operations for the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005 (tabular amounts are expressed in thousands of U.S. dollars)

Revenue

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Revenue	$8,760	$6,874	27.4%

For the three months ended March 31, 2006, revenues were approximately $8,760,000, an increase of $1,886,000, or 27.4% over the $6,874,000 in revenues for the three months ended March 31, 2005. The increase in revenues in the first quarter of 2006 over the first quarter of 2005 was primarily attributable to higher case sales of Jones Soda, Jones Naturals and Jones Organics partially offset by decreases in Jones Energy.

The overall increase in revenues for the comparable periods was due primarily to increased case sales of Jones Soda, Jones Organics, Jones Naturals and Whoopass through our distributor network offset by sales declines in case sales of Jones Energy. We experienced double digit growth in several of our core markets in the Midwest, Eastern Canada and Western Canada, partially offset by weakness in the Northwest and Southwest. In addition, we had great success with the launch of our Valentine Pack during this quarter.

During the three months ended March 31, 2006, we also had increased revenues over the comparable period of 2005 from our existing national accounts such as Panera Bread Company, Barnes & Noble and Starbucks. All three chains continue to open new locations, which fueled the increased demand for Jones Soda and in addition, Starbucks added the Cream Soda flavor to all corporate US domestic locations.

Revenues for the three months ended March 31, 2006 also reflect certain increased selling prices on Jones Soda implemented in February 2006 to our distributor network.

Consolidated case sales for the three months ended March 31, 2006 were 580,000, an increase of 9.4% from case sales of 530,000 for the three months ended March 31, 2005. The increase in case sales between comparable three-month periods reflects higher case sales of Jones Soda (up 9.5% from the same period of 2005), Whoopass (up 70.8% from the same period of 2005), Jones Naturals (up 1% from the same period of 2005), Jones Organics (new product in 2006) offset by decreases in Jones Energy (down 32.2% from the same period in 2005). Consolidated case sales with a translation to 288-ounce equivalent cases for the three-months ended March 31, 2006 were 592,000, an increase of 7.8% from 288-ounce equivalent case sales for the three months ended March 31, 2005 of 549,000. Consolidated case sales do not include sales of 12-ounce cans of Jones Soda in Target stores for which we receive licensing revenue as described below and the sales of Valentine Packs.

Gross Profit

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Gross profit	$3,120	$2,231	39.8%
Percentage of revenue	35.6%	32.5%

For the three-month period ended March 31, 2006, gross profit increased by approximately $889,000 or 39.8% over the $2,231,000 in gross profit for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, gross profit as a percentage of revenue increased to 35.6% from 32.5% for the three-month period ended March 31, 2005. The increase in gross profit is related to the increase in case sales revenue, improved product mix and the overall increase in the average selling price per case.

The increase in gross profit as a percentage of revenue for the three-month period ended March 31 2006 was also attributable to a continued focus on costs in our supply chain, e.g. negotiated decreased freight costs, early payment discounts and more shipments to our US customers from our US co-packers.

Licensing Revenue

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Licensing revenue	$138	$104	32.7%

Licensing revenue is due primarily to our exclusive arrangements with Target Corporation for 12-ounce can fridge packs. In addition, during comparable quarters, we received licensing revenues from our licensing arrangements with Kroger for Jones Soda Frozen Soda Pops, Big Sky Brands for Jones Soda Flavor Booster Hard Candy and Lime-Lite Marketing Corporation for Jones Soda lip balms. For the three-month period ended March 31, 2006 we received royalty payments from these companies of approximately $138,000 (up 32.7% from the same period last year).

Our agreement with Target Corporation for the 12-ounce can fridge packs expires July 31, 2006. We are currently in discussions with Target Corporation regarding the extension of this agreement.

Total Operating Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Promotion and selling	$2,052	$1,581	29.8%
General and administrative	$1,147	$736	55.8%

Total operating expenses	$3,199	$2,317	38.1%
Percentage of revenue	36.5%	33.7%

Total operating expenses for the three-month period ended March 31, 2006 were approximately $3,199,000, an increase of $882,000 or 38.1% over operating expenses of $2,317,000 for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, total operating expenses as a percentage of revenue increased to 36.5% from 33.7% over the comparable period in 2005. The increase in total operating expenses in absolute dollars was primarily attributable to recording of the stock-based compensation expense, an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses for three month period.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. The total amount of stock-based compensation recorded for the three-month period ended March 31, 2006 was $386,703.

Promotion and Selling Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Promotion and selling	$2,052	$1,581	29.8%
Percentage of revenue	23.4%	23.0%

Promotion and selling expenses for the three months March 31, 2006 were $2,052,000 an increase of $471,000 over promotion and selling expenses of $1,581,000 for the three-month period ended March 31, 2005. Promotion and selling expenses as a percentage of revenue increased to 23.4 % for the three-month period ended March 31, 2006 from 23.0% over the comparable period in 2005. The increase in promotion and selling expenses for the three months ended March 31, 2006 was due to the inclusion of the stock compensation expense of $116,010, increase in distributor programs within the DSD network, engagement of the new Executive Vice President of Sales and donations of the Valentine Packs to the US troops based in Afghanistan and Iraq offset by decreases in salaries and wages and related DSD sales team expenses.

At March 31, 2006, we had 25 employees in sales and marketing compared to 30 such employees at March 31, 2005.

General and Administrative Expenses

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
General and administrative	$1,147	$736	55.8%
Percentage of revenue	13.1%	10.7%

General and administrative expenses for the three-month period ended March 31, 2006 were $1,147,000 an increase of $411,000, or 55.8% compared to $736,000 for the three-month period ended March 31, 2005. General and administrative expenses as a percentage of revenue increased to 13.1% for the three months ended March 31, 2006 from 10.7% for the comparable period in 2005. The increase in general and administrative expenses in absolute dollars is primarily due to the recording of the stock-based compensation expense of $270,693, as well as increases in insurance expenses, accounting fees, legal fees, and fees paid to our interim CFO.

For the three-month period ended March 31, 2006 General and Administrative expenses also included other income of approximately $12,710 compared to other income of approximately $7,445 in fiscal 2005. Other income in the three months ended March 31, 2006 includes interest income earned on the increased cash balances as at March 31, 2006.

Net Income

Net income for the three months ended March 31, 2006 was approximately $2,542 compared to net income of $16,928 for the three months ended March 31, 2005. The decrease in net income for the comparable periods was due primarily to an increase in gross profit from increased sales and licensing revenue, partially offset by an increase in operating expenses in the first quarter of 2006. Operating expenses also includes the recognition of stock-based compensation expense using the fair-value based method in the amount of $386,703.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of approximately $6,720,000 compared to working capital of $5,699,00 as of December 31, 2005. The increase in working capital was primarily attributable to increased cash and accounts receivable, as a result of increases in sales, partially offset by increasing accounts payable and decreased inventory levels.

Cash and cash equivalents were approximately $2,803,000 as of March 31, 2006 compared to approximately $1,176,000 as of December 31, 2005. Net cash provided from operating activities was approximately $1,069,000 for the three-month period ended March 31, 2006, primarily due to a decrease in the levels of our finished goods inventory (a result of increased case sales during the quarter), an increase in accounts payable, partially offset increased accounts receivable resulting from increased sales. We used $16,000 in investing activities for the three-month period ended March 31, 2006, primarily for the purchase of computer equipment and customer displays. Net cash provided by financing activities was $579,000 for the three-month period ended March 31, 2006 and consisted primarily of proceeds from the exercise of stock options partially offset repayments of capital leases.

The increase in our accounts receivable from December 31, 2005 to March 31, 2006 from $3,670,000 to $4,588,000 was due principally from increased sales in the quarter. Similarly, the increase in accounts payable from December 31, 2005 to March 31, 2006 from $3,851,000 to $4,673,000 was due principally to increasing sales and production requirements in the first quarter of 2006 and in anticipation of increasing anticipated sales for the second quarter of 2006.

We do not have any current material commitments for capital expenditures. However, in the future, we may have to increase investments in capital assets for future business initiatives or demand for increased co-packing capacity or information technology to support the company’s growth.

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

Investor Relations

During the three months ended March 31, 2006, we completed all investor relations activities in-house. We sent out copies of news or press releases, corporate brochure, and held a quarterly investor conference call.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks to which we are exposed are competition within the beverage industry and fluctuations in energy and commodity prices affecting the cost of raw materials and also the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because of our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are subject to foreign exchange risk due our sales and co-packing operations in Canada. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

At March 31, 2006, the majority of our debt consisted of variable rate debt. During the three-months ended March 31, 2006, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as our “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	the availability of financing, whether on terms acceptable to us or at all, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	costs of compliance with federal, state and provincial laws and regulations affecting our business;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and our ability to procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

ITEM 5.	EXHIBITS

10.1A++	Employment offer letter to Lars Nilsen, dated February 21, 2006

10.1B	Employment offer letter to Hassan N. Natha dated March 31, 2006

31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Hassan N. Natha, Chief Financial Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 15, 2006

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha
Chief Financial Officer
(principal financial and accounting officer)