Form 10-Q
period 2006-06-30
JONES SODA CO
filed 2006-08-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of June 30, 2006, the issuer had 25,296,241 shares of common stock outstanding.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 with comparative figures for December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,937,644	$1,176,101
Accounts receivable	4,779,937	3,699,994
Inventory (note 3)	4,539,548	4,694,213
Deferred income tax asset (note 8)	624,371	—
Prepaid expenses	459,888	146,614

	41,341,388	9,716,922
Deferred income tax asset (note 8)	858,563	—
Capital assets	736,616	662,942
Intangible assets	217,131	72,753

	$43,153,698	$10,452,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,736,307	$3,851,335
Current portion of capital lease obligations	104,574	114,110
Taxes payable	143,472	—
Deferred revenue	27,318	52,318

	5,011,671	4,017,763
Capital lease obligations, less current portion	38,563	88,219
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 25,296,241 common shares (2005 – 21,616,596)	41,292,197	12,491,133
Additional paid-in capital	1,404,050	764,622
Accumulated other comprehensive income	107,752	107,752
Deficit	(4,700,535)	(7,016,872)

	38,103,464	6,346,635

	$43,153,698	$10,452,617

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months and six months ended June 30, 2006 and 2005

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Revenue	$10,025,978	$8,984,808	$18,786,358	$15,858,984
Cost of goods sold	6,219,655	5,916,407	11,860,365	10,559,592

Gross profit	3,806,323	3,068,401	6,925,993	5,299,392
Licensing revenue	146,481	230,243	284,052	333,791

	3,952,804	3,298,644	7,210,045	5,633,183
Operating expenses (1) :
Promotion and selling	1,992,670	2,576,892	4,107,493	4,158,165
General and administrative	1,124,430	888,324	2,222,016	1,632,108

	3,117,100	3,465,216	6,329,509	5,790,273

Earnings before interest income and income taxes	835,704	(166,572)	880,536	(157,090)
Interest income, net:	100,637	6,139	113,347	13,584

Earnings (loss) before income tax	936,341	(160,433)	993,883	(143,506)
Income tax benefit (expense) (note 8)
Current	(105,480)	—	(160,480)	—
Deferred	1,482,934	—	1,482,934	—

	1,377,454	—	1,322,454	—

Earnings (loss) for the period	$2,313,795	$(160,433)	$2,316,337	$(143,506)

Earnings (loss) per share, basic	$0.10	$(0.01)	$0.10	$(0.01)
Earnings (loss) per share, diluted	$0.10	$(0.01)	$0.10	$(0.01)

Weighted average number of common stock
Basic	22,891,891	21,419,157	22,321,479	21,273,578
Diluted	23,991,489	21,419,157	23,324,830	21,273,578
(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$102,530	$—	$218,540	$—
General and administrative	$150,195	$860	$420,888	$5,745

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six months ended June 30, 2006 (Unaudited)

Years ended December 31, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2004	20,956,346	$11,780,996	$758,877	$107,752	$(8,299,898)	$4,347,727
Options exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation expense	—	—	5,745	—	—	5,745
Earnings for the period and comprehensive income	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	12,491,133	764,622	107,752	(7,016,872)	6,346,635
Options exercised	521,750	688,064	—	—	—	688,064
Shares issued for PIPE	3,157,895	28,113,000	—	—	—	28,113,000
Stock-based compensation expense	—	—	639,428	—	—	639,428
Earnings for the period and comprehensive income	—	—	—	—	2,316,337	2,316,337

Balance, June 30, 2006	25,296,241	$41,292,197	$1,404,050	$107,752	$(4,700,535)	$38,103,464

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, 2006 and 2005

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$2,316,337	$(143,506)
Items not involving cash:
Depreciation and amortization	118,983	100,950
Deferred income taxes	(1,482,934)	—
Stock based compensation expense	639,428	5,745
Changes in assets and liabilities:
Accounts receivable	(1,079,943)	(1,205,164)
Inventory	154,665	(855,989)
Prepaid expenses	(313,274)	155,425
Deferred revenue	(25,000)	(22,727)
Taxes payable	143,472	—
Accounts payable and accrued liabilities	884,973	1,769,584

Net cash from (used in) operating activities	1,356,707	(195,682)
Cash flows used in investing activities:
Purchase of capital assets	(177,009)	(166,094)
Purchase of intangible assets	(160,027)	(15,958)

Net cash used in investing activities	(337,036)	(182,052)
Cash flows from (used in) financing activities:
Net repayment under line of credit	—	(480,285)
Net repayment of capital lease obligations	(59,193)	87,460
Net proceeds from PIPE (note7(a))	28,113,000	—
Proceeds from exercise of options	688,065	487,836

Net cash from financing activities	28,741,872	95,011

Net increase (decrease) in cash and cash equivalents	29,761,543	(282,723)
Cash and cash equivalents, beginning of period	1,176,101	333,533

Cash and cash equivalents, end of period	$30,937,644	$50,810

Cash paid (received) during the period:
Interest received	$(117,562)	$11,698
Income tax	17,013	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Six months ended June 30, 2006 and 2005 (Unaudited)

1. Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes “alternative” beverages and related products. Our primary product lines include the brands Jones Soda Co.®, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™, a high energy drink, and Jones Naturals ™, a non-carbonated juice and tea drink. Urban Juice and Soda Company Limited, our predecessor, was incorporated in 1986 under the Company Act (British Columbia). We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

2.	Significant accounting policies:

(a)	Basis of presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) and United States Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.

The financial statements include our and our wholly-owned subsidiaries’ accounts. All significant inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2005 included in our annual report on Form 10-KSB, as amended by note 8 and 2(e) below.

(b)	Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventory, capital assets and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred income tax assets and liabilities and state and city taxes. Actual results could differ from those estimates.

(c)	Seasonality:

Our sales are seasonal and we experience significant fluctuations in quarterly results as a result of many factors. We generate a substantial percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another . As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

(d)	Advertising:

The Company expenses advertising cost as incurred. During the six-month period ended June 30, 2006, the Company incurred advertising costs of $2,584,102 (2005-$2,875,043).

(e)	Stock-based compensation expense:

Prior to January 1, 2006, we accounted for our employee stock compensation arrangements using the intrinsic method, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of the fair value method under SFAS 123. Under the intrinsic value method, no stock-based compensation related to employee options had been recognized in our consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. For stock options issued to non-

employees for services received the fair value of the stock options issued at the date of the performance completion was recognized as a compensating expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated for the pro forma disclosures under SFAS 123, as adjusted for estimated forfeitures.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

The adoption of this standard resulted in a $639,428 decrease in net earnings and income before taxes, or $0.03 basic and diluted earnings per share for the six-month period ended June 30, 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Non-cash stock based compensation expense of $639,428 was added back to cash flows from operating activities during the six-month period ended June 30, 2006. There is no impact on the cash flows from financing activities.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation during the corresponding period in fiscal 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Income (loss):
As reported	$(160,433)	$(143,506)
Add: Stock-based employee compensation expense included in reported income	$860	$5,745
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(180,961)	$(597,345)

Pro forma loss	$(340,534)	$(735,106)

Basic earnings (loss) per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.03)
Diluted earnings (loss) per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.03)

For our pro forma disclosure we recognized the calculated benefit at the date of granting the stock options on a straight-line basis consistent with the vesting terms. The proforma disclosure with respect to the expense for the three- and six-month periods ended June 30, 2005 have been restated by $174,773 and $227,314, respectively from the amounts previously presented due to the amortization of stock-based compensation over the vesting term for certain grants that were previously recognized at the time stock options vested.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of our monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued.

Six months ended June 30,	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	48.0%	82.0%
Risk-free interest rate	5.16%	3.26%
Expected term (in years)	3 years	4 years

Under the terms of our employee stock option plan, our Board of Directors may grant options to employees, officers, directors and consultants. The plan provides for granting of options at the fair market value of our stock at the grant date. Options generally vest over eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, with options having a five-year term.

At June 30, 2006, we had $799,672 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of up to 18 months.

(f)	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial position, results of operations and cash flows.

(g)	Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	June 30, 2006	December 31, 2005
Finished goods	$1,252,008	$2,911,815
Raw materials	3,287,540	1,782,398

	$4,539,548	$4,694,213

4.	Bank indebtedness:

On June 27, 2006, we renewed our existing credit facility granted by Capco Financial Company, a division of Greater Bay Bank N.A, for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain of our accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at June 30, 2006). The credit facility does not impose any financial covenants. As of June 30, 2006, we had no borrowings outstanding under the line of credit and $5,000,000 available for borrowing. In accordance with the terms of this agreement, all receivables collected are submitted to Capco as collateral for the line of credit. If no borrowings have been made against the line of credit, payments received by Capco are subject to a one-day hold to allow for the application of funds. As of June 30, 2006, $16,549 included in cash and cash equivalents is subject to this one-day hold.

5.	Segmented information and export sales:

We operate in one industry segment, with operations during 2006 primarily in the United States and Canada. During the six-month period ended June 30, 2006 sales in the United States were approximately $ 16,027,000 (2005—$14,034,000), sales in Canada were approximately $2,720,000 (2005—$1,754,000), and sales to other countries totaled approximately $39,000 (2005—$71,000). Sales have been assigned to geographic locations based on the location of customers.

6.	Earnings per share:

The computation for basic and diluted earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Earnings (loss) for the period	$2,313,795	$(160,433)	$2,316,337	$(143,506)
Weighted average number of common stock outstanding:
Basic	22,891,891	21,419,157	22,321,479	21,273,578
Dilutive stock options	1,099,598	—	1,003,351	—

Diluted	23,991,489	21,419,157	23,324,830	21,273,578
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$0.10	$(0.01)
Diluted	$0.10	$(0.01)	$0.10	$(0.01)

7.	Shareholders’ equity:

(a)	Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at $9.50 per share, and received $28,113,000 in net proceeds after underwriting costs and expenses. The 3,157,895 newly issued shares are restricted from being traded until registered with the United States Securities and Exchange Commission (“SEC”). Per share amounts for 2006 reflect the effect of the PIPE offering on a weighted average basis for the periods presented.

Under the terms of the separate agreements entered into in connection with the private placement in early July 2006, we filed a registration statement in order to permit the shareholders participating in the private placement to resell to the public the shares of our common stock acquired in the private placement. On July 28, 2006, the SEC declared effective the registration statement with respect to these shares of common stock.

(b)	Stock options:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans”). On May 18, 2006, at the annual shareholders meeting, the shareholders ratified the amendment to the 2002 Plan to increase the total number of shares of common stock authorized from 2,500,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted thereunder, but all outstanding options continue for their respective remaining terms.

The Board of Directors determines the terms and conditions of the options granted under the Plans, including the exercise price and vesting schedule. The exercise price for qualified incentive stock options cannot be less than the fair market value of the underlying stock at the date of grant, and the maximum term is five years from the date of grant. Historically, options granted generally vest over a period of 18 months.

Where options issued after January 18, 2001 have an exercise price in currency that is not either (a) our functional currency or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options under APB 25 and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period. The company did not issue significant stock options with these characteristics.

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
		US	CDN
Balance at December 31, 2004	2,032,250	$1.06	$1.27
Option granted	613,500	4.00	4.65
Options exercised	(660,250)	(1.08)	(1.25)
Options cancelled	(203,500)	(3.32)	(3.86)

Balance at December 31, 2005	1,782,000	1.83	2.13
Option granted	487,625	6.47	7.18
Options exercised	(521,750)	(1.32)	(1.46)
Options cancelled	(38,500)	(4.64)	(5.15)

Balance at June 30, 2006	1,709,375	$3.17	$3.66

Exercisable, June 30, 2006	1,245,344	$2.26	$2.49

The following table summarizes information about stock options outstanding and exercisable under the Plans at June 30, 2006:

Range of exercise	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price		Number exercisable	Weighted average exercise prices
			US	CDN		US	CDN
$0.70 to $0.86	60,000	0.09	$0.81	$0.90	60,000	$0.81	$0.90
$0.25 to $0.50	505,000	1.25	0.41	0.46	505,000	0.41	0.46
$1.10 to $2.99	256,000	2.50	2.08	2.30	256,000	2.08	2.30
$3.00 to $4.00	377,125	3.29	3.90	4.32	287,750	3.88	4.31
$4.01 to $5.01	32,375	4.11	5.01	5.56	15,938	5.01	5.56
$5.01 to $9.33	478,875	6.41	6.71	7.44	120,656	6.71	7.44

	1,709,375		$3.17	$3.66	1,245,344	$2.26	$2.49

During the three-month period ended June 30, 2006, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

8.	Deferred taxes:

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.

In assessing whether and to what extent we may realize deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Historically, we did not believe we met the criteria to recognize deferred tax assets, and accordingly, we provided a full valuation allowance.

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the six-months ended June 30, 2006, we recorded a tax benefit in the amount of $ 1,990,988 by reversing a significant portion of the valuation allowance and recording the tax benefit against the first quarter’s tax provision resulting in a net deferred income tax benefit of $1,482,934.

The current and deferred tax provision differs from that calculated at the federal statutory rate, due to expected permanent differences, state income taxes, alternative minimum taxes and reversals in the valuation allowance.

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

Overview

We develop, produce, market, license and distribute “alternative” beverages and related products. Our primary product lines include the following five unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a high energy drink;

•	WhoopAss™, a high energy drink; and

•	Jones Naturals™, a non-carbonated juice and tea.

We also compete in the carbonated soft drink (CSD) industry through our 12-ounce cans of Jones Soda, which are currently being sold in a fridge pack format through Target Corporation.

Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and key accounts;

•	stimulating strong consumer demand for our existing brands and products, with primary emphasis in the United States and Canada;

•	developing unique alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverage or non-beverage products.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Western Canada. During 2006, we intend to continue to focus on growing our distribution network in our four core markets and further expansion into the Northeast and Southeast U.S., and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Starbucks Coffee, Barnes & Noble, Panera Bread Company and Cost Plus World Markets to carry certain of our products in their stores nationwide in the United States. In addition, in connection with our licensing arrangement with Target Corporation for our Jones Soda 12-ounce cans, we sell Jones Soda (in 12-ounce bottles) and Jones Energy (in our 8.4 ounce four-pack format) to Target for distribution through their stores in the United States. At the end of the second quarter of 2006, we entered into an agreement with Kmart Corporation to distribute Jones Soda products throughout all the Kmart stores in the U.S.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing and distribution relationships with Target Corporation (12-ounce cans of Jones Soda), Lime-Lite Marketing Corporation (Jones Soda lip balms), The Kroger Corporation (Jones Soda Frozen Soda Pops™), and Big Sky Brands, Inc. (Jones Soda Flavor Booster hard candy). With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

During the second quarter of 2006, we purchased the 24C trademark from Mindful Inc. for $150,000 plus future royalties on the sales of 24C product. We plan to use this platform to enter the bottled water market with a vitamin-enhanced product. It will also be our first entry into plastic bottles. This new product will cater to an active customer and we expect to market the product sometime in early 2007.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357. Our website is www.jonessoda.com. The information contained on our website does not constitute part of, nor is it incorporated by reference into, this Report.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this report and the summary of accounting policies and notes to the financial statements for the year ended December 31, 2005, included in the Company’s annual report on Form 10-KSB.

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

Revenue from the sale of concentrate is recognized upon receipt of the product by our co-packers, in accordance with our agreements with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery.

We also pay lump sum slotting fees to certain retailers for shelf space in their stores through our DSD network. These slotting fees are recorded as a reduction of revenue, which resulted in a reduction in revenue of approximately $95,259 for the six-month period ended June 30, 2006 compared to a reduction in revenue of approximately $157,714 for the six-month period ended June 30, 2005. We amortize the lump sum payment over a one-year period, which is based on current data of product maintenance on retail shelves for that period of time.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management routinely estimates the collectibility of our accounts receivable. Management analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. To date, other than as a result of specific customer bankruptcies in 2001, we have not incurred material write-offs of accounts receivable. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or a few customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

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

Deferred Income Taxes

Results for the three-month period ended June 30, 2006 include a one-time, non-cash tax benefit of $1,482,934 principally caused by the reversal of a significant portion of the valuation allowance account for our net deferred taxes, partially offset by accruals for U.S. federal , foreign and state income taxes. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset, including operating losses of approximately $5,091,000 as of December 31, 2005. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management has determined it is more likely than not that the deferred tax asset will be realized and has, as such, reversed a significant portion of the valuation allowance against U.S. federal deferred taxes in the second quarter of 2006. Excluding the impact of the non-cash tax benefit, earnings in the second quarter of 2006 would be $0.04 per diluted share.

We, as a result, expect to recognize U.S. Federal, foreign and state income tax provisions, or benefits, on future operating results.

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

The adoption of this standard resulted in a $639,428 decrease in net earnings and income before taxes, or $0.03 basic and diluted earnings per share for the six-month period ended June 30, 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Stock-based compensation expense was reflected in the consolidated Statement of Operations.

Results of Operations for the Three and Six Months Ended June 30, 2006

(tabular amounts are expressed in thousands of U.S. dollars)

Revenue

	Three months ended June 30			Six months ended June 30
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Revenue	$10,026	$8,985	11.6%	$18,787	$15,859	18.5%

For the three months ended June 30, 2006, revenues were approximately $10,026,000, an increase of $1,041,000, or 11.6% over the $8,985,000 in revenues for the three months ended June 30, 2005. The increase in revenues was primarily attributable to the sales of concentrate for our Jones Energy cans in Costco, increased case sales through our DTR network, offsetting decreased case sales in our DSD networks, and a higher overall price per case. We had no concentrate sales in the comparable period in 2005.

For the six-month period ended June 30, 2006, revenues were approximately $18,787,000, an increase of $2,928,000, or 18.5%, over the $15,859,000 in revenues for the six-month period ended June 30, 2005. In addition to the above factors, the increase in revenue for the comparable six-months in 2006 reflects sales of our Valentines pack (for which there was no similar promotion in 2005), and full six-month sales of Jones Organics (compared to only three months of sales in 2005, from its launch in the second quarter of 2005).

In our DSD network, for the three and six months ended June 30, 2006, our case sales decreased by of 16% and 7%, respectively, from the compared periods in 2005. For the quarter ended June 30, 2006, we experienced case sale growth in our DSD market in Canada and Southeast, offset by decreased case sales in the Northwest, Northeast, Midwest and Southwest. For the six months ended June 30, 2006, we experienced case sale growth in our DSD markets in Canada and the Southeast, offset by decreased case sales in the Northwest, Northeast, Midwest and Southwest.

In our DTR accounts, during the three and six months ended June 30, 2006, our case sales increased 45% and 33% respectively, from the compared periods in 2005. We also had increased revenues over the comparable period of 2005, primarily from our existing national accounts with Panera Bread Company (Jones Soda and Jones Naturals), Barnes & Noble (Jones Naturals) and Starbucks (Jones Soda). All three chains continue to open new locations, which fueled increased sales, and in addition Starbucks added the Jones Soda Cream Soda flavor to all corporate U.S. domestic locations.

Revenues for the three and six months ended June 30, 2006 also reflect certain increased selling prices on Jones Soda implemented in February 2006 to our distributor network.

Consolidated case sales for the three months ended June 30, 2006 were 647,000, a decrease of 4.5% from case sales of 677,000 for the three months ended June 30, 2005. The decrease in case sales between comparable three-month periods reflects decreased case sales of Jones Soda (down 6.5% from the same period of 2005), Whoopass (down 6.1% from the same period of 2005), and Jones Naturals (down 3.8% from the same period of 2005) and offset by increased case sales of Jones Organics (up 70.0% from the same period in 2005) and Jones Energy (up 15.5% from the same period in 2005). Consolidated case sales with a translation to 288-ounce equivalent cases for the three-months ended June 30, 2006 were 681,000, a decrease of 2.7% from 288-ounce equivalent case sales for the three months ended June 30, 2005 of 700,000.

For the six months ended June 30, 2006, consolidated case sales were 1,227,000, an increase of 1.5% from case sales of 1,208,000 for the six months ended June 30, 2005. The increase in case sales between comparable six-month periods reflects increased case sales of Jones Soda (up 1.0% from the same period of 2005), Whoopass (up 28.4% from the same period of 2005) and Jones Organics (up 194.9% from the same period of 2005), and decreased case sales of Jones Energy (down 14.0% from the same period of 2005) and Jones Naturals (down 1.8% from the same period of 2005). Consolidated case sales with a translation to 288-ounce equivalent cases for the six-months ended June 30, 2006 were 1,294,000, an increase of 3.6% from 288-ounce equivalent case sales for the six months ended June 30, 2005 of 1,249,000.

Consolidated case sales do not include sales of 12-ounce cans of Jones Soda in Target stores for which we receive licensing revenue as described below, sales of Valentines Packs and sales of concentrate of Jones Energy for sales of 16-ounce cans in Costco.

Gross Profit

	Three months ended June 30			Six months ended June 30
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$3,806	$3,068	24.1%	$6,926	$5,299	30.7%
Percentage of revenue	38.0%	34.2%		36.9%	33.4%

For the three-month period ended June 30, 2006, gross profit increased by approximately $738,000 or 24.1% over the $3,068,000 in gross profit for the three-month period ended June 30, 2005. For the three-month period ended June 30, 2006, gross profit as a percentage of revenue increased to 38.0% from 34.2% for the three-month period ended June 30, 2005. The increase in gross profit is primarily attributable to higher margins on the sales of concentrate for Jones Energy 16 ounce cans to Costco. Other factors for the improvements in margins are the overall increase in case sales revenue, improved product mix, and the overall increase in the average selling price per case.

The increase in gross profit as a percentage of revenue for the three-month period ended June 30 2006, was also attributable to a continued focus on costs in our supply chain, resulting in better management of freight costs, early payment discounts and more shipments to our U.S. customers from our U.S. co-packers.

For the six-month period ended June 30, 2006, gross profit increased by approximately $1,627,000 or 30.7% over the $5,299,000 in gross profit for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2006, gross profit as a percentage of revenue increased to 36.9% from 33.4% for the six-month period ended June 30, 2005. The increase in gross profit is primarily attributable to higher margins on the sales of concentrate for Jones Energy 16 ounce cans to Costco and the sales of Valentines Packs. Other factors for the improvements in margins are the overall increase in case sales revenue, improved product mix, and the overall increase in the average selling price per case.

Licensing Revenue

	Three months ended June 30			Six months ended June 30
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Licensing revenue	$146	$230	(36.5%)	$284	$334	(14.9%)

Licensing revenue is due primarily to our exclusive arrangements with Target Corporation for 12-ounce can fridge packs. In addition, during the comparable quarters, we received licensing revenues from our licensing arrangements with Kroger for Jones Soda Frozen Soda Pops, Big Sky Brands for Jones Soda Flavor Booster Hard Candy and Lime-Lite Marketing Corporation for Jones Soda lip balms. For the three-month period ended June 30, 2006 we received royalty payments from these companies of approximately $146,000 (down 36.5% from the same period last year).

Target licensing revenue for the second quarter in 2006 decreased from the same quarter in 2005 due to the adjusted timing of Target’s promotion and sampling program. This program was carried out during the second quarter of 2005 resulting in increased sales during that quarter, whereas during the current fiscal year it will not be carried out until the third quarter of 2006.

For the six-month period ended June 30, 2006 we received royalty payments from these companies of approximately $284,000 (down 14.9% from the same period last year). The decrease in licensing revenue due to the timing of the Target promotion and sampling program.

Our agreement with Target Corporation for the exclusive sale of 12-ounce can fridge packs was extended to December 31, 2006. We do not intend to extend the exclusive agreement beyond such date.

Total Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Promotion and selling	$1,993	$2,577	(22.7%)	$4,108	$4,158	(1.2%)
General and administrative	$1,124	$888	26.5%	$2,222	$1,632	36.2%

Total operating expenses	$3,117	$3,465	(10.6%)	$6,330	$5,790	9.30%
Percentage of revenue	31.1%	38.6%		33.7%	36.5%

Total operating expenses for the three-month period ended June 30, 2006 were approximately $3,117,000, a decrease of $368,000 or 10.6% over operating expenses of $3,485,000 for the three-month period ended June 30, 2005. For the three-month period ended June 30, 2006, total operating expenses as a percentage of revenue decreased to 31.1% from 38.6% over the comparable period in 2005. The decrease in total operating expenses was primarily attributable to a decrease in promotion and selling expense offset by the recording of stock-based compensation expense and an increase in general and administrative expenses for the three-month period.

Total operating expenses for the six-month period ended June 30, 2006 were approximately $6,330,000, an increase of $540,000 or 9.30% over operating expenses of $5,790,000 for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2006, total operating expenses as a percentage of revenue decreased to 33.7% from 36.5 % over the comparable period in 2005. The increase in total operating expenses was primarily attributable to the recording of stock-based compensation expense and an increase in general and administrative expenses for the six-month period offset by a decrease in promotion and selling expenses.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. The total amount of stock-based compensation recorded for the three and six-month periods ended June 30, 2006 were approximately $253,000 and $639,000, respectively.

Promotion and Selling Expenses

	Three months ended June 30			Six months ended June 30
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Promotion and selling	$1,993	$2,577	(22.7%)	$4,108	$4,158	(1.2%)
Percentage of revenue	19.9%	28.7%		21.9%	26.2%

Promotion and selling expenses for the three months ended June 30, 2006 were $1,993,000 a decrease of $584,000 over promotion and selling expenses of $2,577,000 for the three-month period ended June 30, 2005. Promotion and selling expenses as a percentage of revenue decreased to 19.9 % for the three-month period ended June 30, 2006 from 28.7% over the comparable period in 2005. The decrease in promotion and selling expenses for the three months ended June 30, 2006 was due to the decrease in distributor programs within the DSD network and the timing of the Target promotion and sampling program offset by the inclusion of the stock compensation expense of $102,530 and increased salaries and wages for our sales and marketing employees.

The Target promotion and sampling program was carried out during the second quarter of 2005 and is planned to be completed in the third quarter of 2006.

At June 30, 2006, we had 30 employees in sales and marketing compared to 33 such employees at June 30, 2005.

Promotion and selling expenses for the six-months ended June 30, 2006 were $4,108,000 a decrease of $50,000 over promotion and selling expenses of $4,158,000 for the six-month period ended June 30, 2005. Promotion and selling expenses as a percentage of revenue decreased to 21.9 % for the six-month period ended June 30, 2006 from 26.2% over the comparable period in 2005. The decrease in promotion and selling expenses for the six months ended June 30, 2006 was due to the decrease in distributor programs within the DSD network and the timing of the Target promotion and sampling program offset by the inclusion of the stock compensation expense of approximately $218,000 and increased salaries and wages for our sales and marketing employees.

General and Administrative Expenses

	Three months ended June 30 ,			Six months ended June 30
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
General and administrative	$1,124	$888	26.5%	$2,222	$1,632	36.2%
Percentage of revenue	11.2%	9.9%		11.8%	10.3%

General and administrative expenses for the three-month period ended June 30, 2006 were $1,124,000, an increase of $236,000, or 26.5% compared to $888,000 for the three-month period ended June 30, 2005. General and administrative expenses as a percentage of revenue increased to 11.2% for the three months ended June 30, 2006 from 9.9% for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the recording of the stock-based compensation expense of approximately $150,000 as well as increases in insurance expenses, accounting fees, and legal fees.

General and administrative expenses for the six-month period ended June 30, 2006 were $2,222,000, an increase of $590,000, or 36.2% compared to $1,632,000 for the six-month period ended June 30, 2005. General and administrative expenses as a percentage of revenue increased to 11.8% for the six-months ended June 30, 2006 from 10.3% for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the recording of the stock-based compensation expense of approximately $421,000 as well as increases in insurance expenses, accounting fees, and legal fees.

Interest income, net

For the three-month period ended June 30, 2006, interest income was approximately $100,000 compared to interest income of approximately $6,000 in same period in 2005. For the six months ended June 30, 2006, interest income was approximately $113,000 compared to interest income of approximately $14,000 in same period in 2005. Interest income consists of interest income earned on the PIPE proceeds and increased cash from operations. Currently, the funds from the PIPE offering and cash from operations are invested in money market and short-term fixed-income instruments.

Net Income

Net income for the three and six months ended June 30, 2006 were approximately $2,314,000 and $2,316,000, respectively, compared to net losses of $160,000 and $144,000, respectively, for the three and six months ended June 30, 2005. The increase in net income for the comparable periods was due to an increase in gross profit from increased sales and licensing revenue and the one-time, non-cash reversal of the valuation allowance on the deferred taxes, and partially offset by an increase in operating expenses in the second quarter of 2006. Operating expenses also includes the recognition of stock-based compensation expense using the fair-value based method in the amount of $639,000.

Excluding the impact of the one-time non-cash tax benefit, earnings in the second quarter of 2006 would be $830,861. Our earnings per share, basic and diluted for the quarter ended June 30, 2006 do not give full effect to the 3,157,895 shares issued in the PIPE, as those shares were issued in June 2006 and were not outstanding for the entire quarter.

Liquidity and Capital Resources

On June 8, 2006, we completed a private placement in public equity (PIPE) of 3,157,895 shares of common stock and received $28,113,000 in net proceeds after payment of offering expenses and commissions to our placement agent and financial advisor. Net proceeds will be used for working capital and general corporate purposes, and to fund our growth objectives. Currently, the funds from the PIPE offering are invested in money market and short term fixed income instruments.

On June 27, 2006, we renewed our existing $5,000,000 revolving credit facility with Capco Financial Company, a division of Greater Bay Bank N.A. for a further one-year term. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at June 30, 2006). As of June 30, 2006, we had no borrowings outstanding. As of June 30, 2006, $16,549 included in cash and cash equivalents is subject to a one-day hold with Capco to allow for the application of funds.

As of June 30, 2006, we had working capital of approximately $36,330,000 compared to working capital of $5,699,000 as of December 31, 2005. The increase in working capital was primarily attributable to the net cash proceeds of $28,113,000 from the PIPE and an increase in cash from operations as a result of increases in revenue, a decrease in inventory, an increase in accounts payable, partially offset by increasing accounts receivable.

Cash and cash equivalents were approximately $30,938,000 as of June 30, 2006 compared to approximately $1,176,000 as of December 31, 2005. Net cash provided from operating activities was approximately $1,357,000 for the six-month period ended June 30, 2006, primarily due to cash from operating income, a slight decrease in the levels of our finished goods inventory, an increase in accounts payable, partially offset increased accounts receivable resulting from increased sales revenue. We used $337,000 in investing activities for the six-month period ended June 30, 2006, primarily for the purchase of trademarks, including the acquisition of the 24C brand, computer equipment and start-up expenses related to our planned co-packing provider in the Southwest. Net cash provided by financing activities was $28,742,000 for the six-month period ended June 30, 2006 and consisted of the net proceeds of $28,113,000 from the PIPE and from proceeds of $688,000 from the exercise of stock options partially offset by repayments of capital leases.

The increase in our accounts receivable from December 31, 2005 to June 30, 2006 from $3,670,000 to $4,780,000 was due principally from our increased revenue in the quarter. Similarly, the increase in accounts payable from December 31, 2005 to June 30, 2006 from $3,851,000 to $4,736,000 was due principally to production requirements in the second quarter of 2006 and in anticipation of sales for the third quarter of 2006.

We do not have any current material commitments for capital expenditures.

We have no off-balance sheet arrangements.

Seasonality

We have experienced significant fluctuations in quarterly results that have been the result of many factors. In particular, like many other companies in the beverage industry, we generate a substantial percentage of our revenues during the warm weather months of April through September. Management believes that the demand for our products will continue to reflect such seasonal consumption patterns. In addition, our operating results are highly dependent upon the performance of our independent distributors, as well as competition in the industry and general economic conditions.

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

Investor Relations

During the six months ended June 30, 2006, we completed all investor relations activities in-house. We sent out copies of news or press releases, corporate brochures, and held a quarterly investor conference call.

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

At June 30, 2006, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the six-months ended June 30, 2006, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our ability to develop and implement our direct-to-retail sales channels and national retail accounts, as well as our “yourjones” and “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to generate sufficient cash flows to support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	the availability of financing, whether on terms acceptable to us or at all, including the terms and availability of our credit facility and the actions of our creditors;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel or management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	costs of compliance with federal, state and provincial laws and regulations affecting our business;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and our ability to procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 8, 2006, we sold a total of 3,157,895 shares of common stock in a private placement to institutional and accredited investors at a per share price of $9.50. Gross proceeds from the sale of the shares of common stock were approximately $30.0 million, with net proceeds of approximately $28,113,000 (after payment of offering expenses, including commissions of 6% of the gross proceeds to the placement agent and a financial advisor). The shares of common stock were sold in a private transaction without registration under the Securities Act of 1933, or any state securities laws, pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder, as a transaction not involving a public offering.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Our 2006 annual meeting of shareholders was held on May 18, 2006. At the meeting, the following individuals were elected as directors and received the number of votes set opposite their respective names:

	Votes For	Votes Withheld
Peter M. van Stolk	17,108,275	796,102
Scott Bedbury	17,769,418	135,039
Michael M. Fleming	17,819,509	86,198
John J. Gallagher, Jr.	17,827,676	77,731
Stephen C. Jones	17,270,764	653,859
Matthew Kellogg	17,822,551	81,406
Alfred W. Rossow, Jr.	17,842,842	62,565

Also at the meeting, the shareholders ratified the amendment to our 2002 Stock Option Plan by a vote of 2,494,261 shares for, 2,220,930 shares against and 74,790 share abstaining, and the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006, by a vote of 17,583,437 shares for and 313,183 shares abstaining.

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

August 14, 2006

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk President and Chief Executive Officer (principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha Chief Financial Officer (principal financial and accounting officer)