Form 10-Q
period 2006-09-30
JONES SODA CO
filed 2006-11-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of September 30, 2006, the issuer had 25,414,616 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index		Page
EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	4

	b) Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (Unaudited)	5

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2006 (Unaudited) and the year ended December 31, 2005	6

	d) Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	7

	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of financial condition and results of operations	14

Item 3	Quantitative and Qualitative disclosures about market risk	22

Item 4	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A	Risk factors	23

Item 6	Exhibits	24

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2006 with comparative figures for December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,007,552	$1,176,101
Short-term investments	16,397,174	—
Accounts receivable	4,389,474	3,699,994
Inventory (note 3)	5,155,279	4,694,213
Deferred income tax asset (note 8)	406,618	—
Prepaid expenses	290,392	146,614

	42,646,489	9,716,922
Deferred income tax asset (note 8)	847,186	—
Capital assets	863,016	662,942
Intangible assets	223,161	72,753

	$44,579,852	$10,452,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,648,685	$3,851,335
Current portion of capital lease obligations	87,663	114,110
Taxes payable	226,384	—
Deferred revenue	14,818	52,318

	5,977,550	4,017,763
Capital lease obligations, less current portion	28,193	88,219
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 25,414,616 common shares (2005 – 21,616,596)	41,430,524	12,491,133
Additional paid-in capital	1,541,594	764,622
Accumulated other comprehensive income	107,752	107,752
Deficit	(4,505,761)	(7,016,872)

	38,574,109	6,346,635

	$44,579,852	$10,452,617

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months and nine months ended September 30, 2006 and 2005

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Revenue	$10,200,843	$8,900,692	$28,987,200	$24,759,677
Cost of goods sold	6,583,942	5,807,208	18,444,308	16,366,799

Gross profit	3,616,901	3,093,484	10,542,892	8,392,878
Licensing revenue	274,593	266,967	558,645	600,758

	3,891,494	3,360,451	11,101,537	8,993,636
Operating expenses (1) :
Promotion and selling	2,688,530	1,765,594	6,814,705	5,938,483
General and administrative	1,076,143	761,925	3,279,476	2,379,308

	3,764,673	2,527,519	10,094,181	8,317,791

Earnings before interest income and income taxes	126,821	832,932	1,007,356	675,845
Interest income, net:	438,958	13,354	552,305	26,936

Earnings before income tax	565,779	846,286	1,559,661	702,781
Income tax benefit (expense) (note 8)
Current	(141,875)	—	(302,354)	—
Deferred	(229,130)	—	1,253,804	—

	(371,005)	—	951,450	—

Earnings for the period	$194,774	$846,286	$2,511,111	$702,781

Earnings per share, basic	$0.01	$0.04	$0.11	$0.03
Earnings per share, diluted	$0.01	$0.04	$0.10	$0.03

Weighted average number of common stock
Basic	25,345,494	21,491,906	23,344,126	21,347,209
Diluted	26,276,553	22,683,354	24,251,625	22,537,821
(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$63,970	$—	$282,850	$—
General and administrative	$123,130	$—	$543,678	$5,745

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine months ended September 30, 2006 (Unaudited)

Year ended December 31, 2005

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2004	20,956,346	$11,780,996	$758,877	$107,752	$(8,299,898)	$4,347,727
Options exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation expense	—	—	5,745	—	—	5,745
Earnings for the period and comprehensive income	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	12,491,133	764,622	107,752	(7,016,872)	6,346,635
Options exercised	640,125	809,693	—	—	—	809,693
Shares issued for PIPE	3,157,895	28,080,142	—	—	—	28,080,142
Stock-based compensation expense	—	—	826,528	—	—	826,528
Exercise of stock options	—	49,556	(49,556)	—	—	—
Earnings for the period and comprehensive income	—	—	—	—	2,511,111	2,511,111

Balance, September 30, 2006	25,414,616	$41,430,524	$1,541,594	$107,752	$(4,505,761)	$38,574,109

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2006 and 2005

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flows from (used in) operating activities:
Earnings for the period	$2,511,111	$702,781
Items not involving cash:
Depreciation and amortization	185,628	171,599
Deferred income taxes	(1,253,804)	—
Stock based compensation expense	826,528	5,745
Changes in assets and liabilities:
Accounts receivable	(689,479)	(678,957)
Inventory	(461,066)	(1,380,708)
Prepaid expenses	(143,778)	186,906
Deferred revenue	(37,500)	(35,227)
Taxes payable	226,384	—
Accounts payable and accrued liabilities	1,797,350	879,083

Net cash from (used in) operating activities	2,961,374	(148,778)
Cash flows used in investing activities:
Purchase of short-term investments- net	(16,397,174)	—
Purchase of capital assets	(358,834)	(180,965)
Purchase of intangible assets	(177,277)	(24,781)

Net cash used in investing activities	(16,933,285)	(205,746)
Cash flows from (used in) financing activities:
Net repayment under line of credit	—	(370,285)
Net (repayment) borrowing of capital lease obligations	(86,473)	54,772
Net proceeds from PIPE (note 7(a))	28,080,142	—
Proceeds from exercise of options	809,693	639,812

Net cash from financing activities	28,803,362	324,299

Net increase (decrease) in cash and cash equivalents	14,831,451	(30,225)
Cash and cash equivalents, beginning of period	1,176,101	333,533

Cash and cash equivalents, end of period	$16,007,552	$303,308

Cash (received) paid during the period:
Interest (received) paid	$(264,606)	$16,098
Income tax	132,710	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Nine months ended September 30, 2006 and 2005 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes “alternative” beverages and related products. Our primary product lines include the brands Jones Soda Co.®, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™, a high energy drink, Jones Naturals™, a non-carbonated juice and tea drink and Jones 24C™, an enhanced water beverage. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2005 included in our annual report on Form 10-KSB, as amended by note 2(f) below.

(b)	Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventory, capital assets and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowance for deferred income tax assets and state and city taxes. Actual results could differ from those estimates.

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

We expense advertising costs as incurred. During the nine-month period ended September 30, 2006, we incurred advertising costs of $4,394,143 (2005-$3,968,922).

(e)	Cash and cash equivalents:

We consider all short-term investments with a maturity date at purchase of three months or less to be cash equivalents

(f)	Stock-based compensation expense:

Prior to January 1, 2006, we accounted for our employee stock compensation arrangements using the intrinsic method, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of the fair value method under SFAS 123. Under the intrinsic value method, no stock-based compensation related to employee options had been recognized in our consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. For stock options issued to non- employees for services received the fair value of the stock options issued at the date of the performance completion was recognized as a compensating expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. In addition, compensation expense for unvested stock options that were outstanding on January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated for the pro forma disclosures under SFAS 123, as adjusted for estimated forfeitures.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

The adoption of this standard resulted in a $826,528 decrease in earnings and income before taxes, or $0.04 basic and $0.03 diluted earnings per share for the nine-month period ended September 30, 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Non-cash stock based compensation expense of $826,528 was added back to cash flows from operating activities during the nine-month period ended September 30, 2006. There is no impact on the cash flows from financing activities.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation during the corresponding period in fiscal 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net Income :
As reported	$846,286	$702,781
Add: Stock-based employee compensation expense included in reported income	$—	$5,745
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(179,434)	$(776,780)

Pro forma gain (loss)	$666,852	$(68,254)

Basic earnings (loss) per share:
As reported	$0.04	$0.03
Pro forma	$0.03	$(0.00)
Diluted earnings (loss) per share:
As reported	$0.04	$0.03
Pro forma	$0.03	$(0.00)

For our pro forma disclosure we recognized the calculated benefit at the date of granting the stock options on a straight-line basis consistent with the vesting terms. The proforma disclosure with respect to the expense for the three- and nine-month periods ended September 30, 2005 have been restated by $(9,848) and $197,686, respectively from the amounts previously presented due to the amortization of stock-based compensation over the vesting term for certain grants that were previously recognized at the time stock options vested.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Expected stock price volatility Basic	63.4%	38.5%	49.5%	80.0%
Risk-free interest rate	4.59%	4.18%	4.85%	3.69%
Expected term (in years) Diluted	3 years	1.5 years	3 years	1.5 years
Weighted-average grant date fair-value	$3.43	$2.26	$2.86	$1.86

Under the terms of our employee stock option plan, our Board of Directors may grant options to employees, officers, directors and consultants. The plan provides for granting of options at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7 vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-year term.

At September 30, 2006, we had $606,493 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of up to 30 months.

(g)	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, this provision may have on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under the Company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective the fiscal year ending December 31, 2006. We are currently assessing the impact, if any, SAB 108 may have on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial position, results of operations and cash flows.

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	September 30, 2006	December 31, 2005
Finished goods	$1,576,636	$2,911,815
Raw materials	3,578,643	1,782,398

	$5,155,279	$4,694,213

4.	Bank indebtedness:

On June 27, 2006, we renewed our existing credit facility granted by Capco Financial Company, a division of Greater Bay Bank N.A, for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain of our accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at September 30, 2006). The credit facility does not impose any financial covenants. As of September 30, 2006, we had no borrowings outstanding under the line of credit and $5,000,000 available for borrowing. In accordance with the terms of this agreement, all receivables collected are submitted to Capco as collateral for the line of credit. If no borrowings have been made against the line of credit, payments received by Capco are subject to a one-day hold to allow for the application of funds. As of September 30, 2006, $134,052 included in cash and cash equivalents is subject to this one-day hold.

5.	Segmented information and export sales:

We operate in one industry segment, with operations during 2006 primarily in the United States and Canada. During the nine-month period ended September 30, 2006 sales in the United States were approximately $25,055,522 (2005—$21,613,912), sales in Canada were approximately $3,835,890 (2005—$3,056,331), and sales to other countries totaled approximately $95,788 (2005—$89,434). Sales have been assigned to geographic locations based on the location of customers.

6.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Earnings for the period	$194,774	$846,286	$2,511,111	$702,781
Weighted average number of common stock outstanding:
Basic	25,345,494	21,491,906	23,344,126	21,347,209
Dilutive stock options	931,059	1,191,448	907,499	1,190,612

Diluted	26,276,553	22,683,354	24,251,625	22,537,821
Earnings per share:
Basic	$0.01	$0.04	$0.11	$0.03
Diluted	$0.01	$0.04	$0.10	$0.03

7.	Shareholders’ equity:

(a)	Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,080,142 in net proceeds after underwriting costs and expenses. The 3,157,895 newly issued shares were restricted from being traded until registered with the Securities and Exchange Commission (“SEC”). Per share amounts for 2006 reflect the effect of the PIPE private placement on a weighted average basis for the periods presented.

On July 28, 2006, the SEC declared effective the registration statement with respect to these shares of common stock permitting the shareholders participating in the private placement to resell to the public the shares of our common stock acquired in the private placement.

(b)	Stock options:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans”). On May 18, 2006, at the annual shareholders meeting, the shareholders ratified the amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted thereunder, but all outstanding options continue for their respective remaining terms.

The Board of Directors determines the terms and conditions of the options granted under the Plans, including the exercise price and vesting schedule. The exercise price for qualified incentive stock options cannot be less than the fair market value of the underlying stock at the date of grant, and the maximum term is five years from the date of grant. Historically, options granted generally vest over a period of 18 months. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants to 42 months.

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2004	2,032,250	$1.06
Option granted	613,500	4.00
Options exercised	(660,250)	(1.08)
Options cancelled	(203,500)	(3.32)

Balance at December 31, 2005	1,782,000	1.83
Option granted	585,400	6.47
Options exercised	(640,125)	(1.27)
Options cancelled	(55,375)	(4.37)

Balance at September 30, 2006	1,671,900	$3.78

Exercisable, September 30, 2006	1,322,719	$2.83

The following table summarizes information about stock options outstanding and exercisable under the Plans at September 30, 2006:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life (years)
$0.25 to $0.50	462,750	1.00	0.43	462,750	0.43	1.00
$1.10 to $2.99	247,500	2.25	2.11	247,500	2.11	2.25
$3.00 to $4.00	368,750	3.04	3.91	368,750	3.91	3.04
$4.01 to $5.01	23,625	3.86	5.01	17,281	5.01	3.86
$5.01 to $9.33	569,275	4.70	7.10	226,438	6.60	4.51

	1,671,900		$3.78	1,322,719	$2.83

The total intrinsic value for options exercised during the three and nine months ended September 30, 2006 was $999,952 and $2,882,787, respectively. The total intrinsic value for options exercised during the three and nine months ended September 30, 2005 was $854,608 and $3,004,439 respectively.

During the three-month period ended September 30, 2006, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

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

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the nine-months ended September 30, 2006, we recorded a tax benefit in the amount of $ 2,314,085 by reversing a significant portion of the valuation allowance and recording the tax benefit against the first quarter’s tax provision resulting in a net deferred income tax benefit of $1,253,804.

The current and deferred tax provision differs from that calculated at the federal statutory rate, due to expected permanent differences, state income taxes, alternative minimum taxes, true up of the December 31, 2005 tax liability based on the tax filings and reversals in the valuation allowance.

9.	Commitments

During the quarter ended September 30, 2006, we made commitments to one of our customers to invest approximately $1,000,000 in co-packing equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, produce, market, license and distribute “alternative” beverages and related products. Our primary product lines include the following six unique beverage brands:

•	Jones Soda Co.®, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a high energy drink;

•	WhoopAss™, a high energy drink;

•	Jones Naturals™, a non-carbonated juice and tea; and

•	Jones 24C™, an enhanced water beverage to be sold in 2007 through our DSD network of distributors

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

During the third quarter of 2006, we entered into an exclusive distribution and manufacturing agreement with National Beverage Corp for our 12-ounce cans of Jones Soda and 16-ounce energy beverages for the U.S. market. We will identify and secure retailers across the United States for our premium carbonated 12-ounce soft drinks and 16-ounce Energy drink products. Using concentrate supplied by us, National Beverage will both manufacture and sell on an exclusive basis the products directly to retailers starting in 2007.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357. Our website is www.jonessoda.com. The information contained on our website does not constitute part of, nor is it incorporated by reference into, this Report.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred incomes taxes and liabilities and state and city taxes. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this report and the summary of accounting policies and notes to the financial statements for the year ended December 31, 2005, included in our annual report on Form 10-KSB.

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

We also pay lump sum slotting fees to certain retailers for shelf space in their stores through our DSD network. These slotting fees are recorded as a reduction of revenue, which resulted in a reduction in revenue of approximately $157,608 for the nine-month period ended September 30, 2006 compared to a reduction in revenue of approximately $212,815 for the nine-month period ended September 30, 2005. We amortize the lump sum payment over a one-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Deferred Income Taxes

Results for the second quarter of 2006 included a one-time, non-cash tax benefit of $1,482,934 principally caused by the reversal of a significant portion of the valuation allowance account for our net deferred taxes, partially offset by accruals for U.S. federal , foreign and state income taxes. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset, including operating losses of approximately $5,091,000 as of December 31, 2005. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management has determined it is more likely than not that the deferred tax asset will be realized and has, as such, reversed a significant portion of the valuation allowance against U.S. federal deferred taxes in the second quarter of 2006. Excluding the impact of the non-cash tax benefit, earnings for the nine-month period ended September 30, 2006 would be $0.06 per diluted share.

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

The adoption of this standard resulted in a $826,528 decrease in net earnings and income before taxes, or $0.04 basic and $0.03 diluted earnings per share for the nine-month period ended September 30, 2006. No income tax benefit was recognized in income related to stock-based compensation during the period. Stock-based compensation expense was reflected in the consolidated Statement of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 2006

Revenue

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Revenue	$10,200	$8,901	14.6%	$28,987	$24,760	17.1%

For the three months ended September 30, 2006, revenues were approximately $10,200,000, an increase of $1,299,000, or 14.6% over the $8,901,000 in revenues for the three months ended September 30, 2005. The increase in revenues was primarily attributable to increased revenue through our DTR network and DSD network. We had no material concentrate sales of Jones Energy during the quarter.

For the nine-month period ended September 30, 2006, revenues were approximately $28,987,000, an increase of $4,227,000, or 17.1%, over the $24,760,000 in revenues for the nine-month period ended September 30, 2005. In addition to the above factors, the increase in revenue for the comparable nine-months in 2006 reflects sales of our Valentines pack (for which there was no similar promotion in 2005), full nine-month sales of Jones Organics (compared to only six months of sales in 2005, from its launch in the second quarter of 2005) and sales of concentrate for our Jones Energy cans in Costco during the second quarter of 2006. We had no concentrate sales in the comparable period in 2005.

In our DSD network, for the three and nine months ended September 30, 2006, our total case sales decreased by 1.9% and 5.0%, respectively, from the comparable periods in 2005. For the quarter ended September 30, 2006, we experienced case sale growth in our DSD market in Canada, Southwest, Northeast and Southeast, offset by decreased case sales in the Northwest and Midwest. For the nine months ended September 30, 2006, we experienced case sale growth in our DSD markets in Canada and the Southeast, offset by decreased case sales in the Northwest, Northeast, Midwest and Southwest. Despite the decrease in case sales in our DSD markets, total DSD revenues increased for the three and nine months ended September 30, 2006, in part due to increased selling prices on Jones Soda implemented in February 2006 to our distributor network.

In our DTR accounts, during the three and nine months ended September 30, 2006, our case sales increased 33% and 33% respectively from the comparable periods in 2005. We also had increased revenues over the comparable period of 2005, primarily from our existing national accounts with Panera Bread Company (Jones Soda and Jones Naturals), Barnes & Noble (Jones Naturals) and Starbucks (Jones Soda). All three chains continue to open new locations, which fueled increased sales, and in addition Starbucks added the Jones Soda Cream Soda flavor to all corporate U.S. domestic locations in the first quarter.

Consolidated case sales for the three months ended September 30, 2006 were 721,000, an increase of 6.3% from case sales of 678,000 for the three months ended September 30, 2005. The increase in case sales between comparable three-month periods reflects increased case sales of Jones Soda (up 11.2% from the same period of 2005), Whoopass (up 16.9% from the same period of 2005), and Jones Organics (up 127.6% from the same period of 2005) and offset by decreased case sales of Jones Naturals (down 17.1% from the same period in 2005) and Jones Energy (down 86.8% from the same period in 2005). Consolidated case sales with a translation to 288-ounce equivalent cases for the three-months ended September 30, 2006 were 753,000, an increase of 6.2% from 288-ounce equivalent case sales for the three months ended September 30, 2005 of 709,000.

For the nine months ended September 30, 2006, consolidated case sales were 1,955,000, an increase of 3.9% from case sales of 1,881,000 for the nine months ended September 30, 2005. The increase in case sales between comparable nine-month periods reflects increased case sales of Jones Soda (up 4.5% from the same period of 2005), Whoopass (up 24.8% from the same period of 2005) and Jones Organics (up 161.5% from the same period of 2005), and decreased case sales of Jones Energy (down 39.8% from the same period of 2005) and Jones Naturals (down 7.0% from the same period of 2005). Consolidated case sales with a translation to 288-ounce equivalent cases for the nine-months ended September 30, 2006 were 2,039,000, an increase of 3.6% from 288-ounce equivalent case sales for the nine months ended September 30, 2005 of 1,967,000.

Consolidated case sales do not include sales of 12-ounce cans of Jones Soda in Target stores for which we receive licensing revenue as described below or sales of concentrate of Jones Energy for sales of 16-ounce cans in Costco.

Gross Profit

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$3,617	$3,093	16.9%	$10,542	$8,393	25.6%
Percentage of revenue	35.5%	34.8%		36.4%	33.9%

For the three-month period ended September 30, 2006, gross profit increased by approximately $523,000 or 16.9% over the $3,093,000 in gross profit for the three-month period ended September 30, 2005. For the three-month period ended September 30, 2006, gross profit as a percentage of revenue increased to 35.5% from 34.8% for the three-month period ended September 30, 2005. The increase in gross profit is primarily attributable to improved product mix and the overall increase in the average selling price per case.

The increase in gross profit as a percentage of revenue for the three-month period ended September 30, 2006, was also attributable to a continued focus on costs in our supply chain, resulting in better management of freight costs, early payment discounts and more shipments to our U.S. customers from our U.S. co-packers.

For the nine-month period ended September 30, 2006, gross profit increased by approximately $2,150,000 or 25.6% over the $8,393,000 in gross profit for the nine-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, gross profit as a percentage of revenue increased to 36.4% from 33.9% for the nine-month period ended September 30, 2005. The increase in gross profit is primarily attributable to higher margins on the sales of concentrate for Jones Energy 16 ounce cans to Costco during the second quarter and the sales of Valentines Packs during the first quarter, improved product mix, and the overall increase in the average selling price per case.

Licensing Revenue

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Licensing revenue	$275	$267	2.90%	$559	$601	(7.0%)

Licensing revenue is due primarily to our exclusive arrangements with Target Corporation for 12-ounce can fridge packs. In addition, during the comparable quarters, we received licensing revenues from our licensing arrangements with Kroger for Jones Soda Frozen Soda Pops, Big Sky Brands for Jones Soda Flavor Booster Hard Candy and Lime-Lite Marketing Corporation for Jones Soda Lip Balms. For the three-month period ended September 30, 2006 we received royalty payments under these arrangements of approximately $275,000 (up 2.90% from the same period last year). For nine-month period ended September 30, 2006 we received royalty payments under these arrangements of approximately $559,000 (down 7.0% from the same period last year).

For both the three months and nine months ended September 30, 2006, Target licensing revenue decreased from the comparable periods in the prior year. We believe that the decrease in revenue from Target is due in part to reduced advertising by Target in the comparable periods, despite a promotion and sampling program we implemented in Target during the third quarter of 2006. The decrease in licensing revenue from Target was partially offset by increased licensing revenue from Big Sky Brands.

In July 2006, we extended our licensing and distribution agreement with Target for the exclusive sale of 12-ounce can fridge packs to December 31, 2006. Subsequently, we notified Target that we would not extend our agreement beyond December 31, 2006, and on September 18, 2006, we entered into an exclusive co-packer and distribution agreement with two subsidiaries of National Beverage Corp. for the sale of canned products in the U.S. In future periods, sales pursuant to this exclusive co-packer and distribution agreement will be included in our revenues.

Total Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Promotion and selling	$2,689	$1,766	52.3%	$6,815	$5,938	14.8%
General and administrative	$1,076	$762	41.2%	$3,279	$2,380	37.8%

Total operating expenses	$3,765	$2,528	48.9%	$10,094	$8,318	21.4%
Percentage of revenue	36.9%	28.4%		34.8%	33.6%

Total operating expenses for the three-month period ended September 30, 2006 were approximately $3,765,000, an increase of $1,237,000 or 48.9% over operating expenses of $2,528,000 for the three-month period ended September 30, 2005. For the three-month period ended September 30, 2006, total operating expenses as a percentage of revenue increased to 36.9% from 28.4% over the comparable period in 2005. The increase in total operating expenses was primarily attributable to an increase in promotion and selling expense with the recording of stock-based compensation expense, increased promotion expenses and an increase in general and administrative expenses for the three-month period.

Total operating expenses for the nine-month period ended September 30, 2006 were approximately $10,094,000, an increase of $1,776,000 or 21.4% over operating expenses of $8,318,000 for the nine-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, total operating expenses as a percentage of revenue increased to 34.8% from 33.6% over the comparable period in 2005. The increase in total operating expenses was primarily attributable to the recording of stock-based compensation expense and an increase in general and administrative expenses and promotion and selling expenses for the nine-month period.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. The total amount of stock-based compensation recorded for the three and nine-month periods ended September 30, 2006 was approximately $187,000 and $826,000, respectively.

Promotion and Selling Expenses

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
Promotion and selling	$2,689	$1,766	52.3%	$6,815	$5,938	14.8%
Percentage of revenue	26.4%	19.8%		23.5%	24.0%

Promotion and selling expenses for the three months ended September 30, 2006 were $2,689,000 an increase of $923,000 over promotion and selling expenses of $1,766,000 for the three-month period ended September 30, 2005. Promotion and selling expenses as a percentage of revenue increased to 26.4% for the three-month period ended September 30, 2006 from 19.8% over the comparable period in 2005. The increase in promotion and selling expenses for the three months ended September 30, 2006 was due to an increase in distributor programs within the DSD network, expense related to the Target promotion and sampling program implemented during the third quarter of 2006, promotion and sampling expenses related to Jones Organics and Jones Energy, the inclusion of the stock compensation expense of $64,000 and increased salaries and wages for our sales and marketing employees. During the quarter we hired a Vice President Sales for DSD East and a Vice President Sales CSD East and there were no comparable executive expenses in 2005.

At September 30, 2006, we had 36 employees in sales and marketing compared to 29 such employees at September 30, 2005. During the quarter we had two sales executives dedicated to CSD sales initiatives.

Promotion and selling expenses for the nine-months ended September 30, 2006 were $6,815,000 an increase of $877,000 over promotion and selling expenses of $5,938,000 for the nine-month period ended September 30, 2005. Promotion and selling expenses as a percentage of revenue decreased to 23.5% for the nine-month period ended September 30, 2006 from 24.0% over the comparable period in 2005. The increase in promotion and selling expenses for the nine months ended September 30, 2006 was due to the increase in distributor programs within the DSD network, expense related to the Target promotion and sampling program, promotion and sampling expenses related to Jones Organics and Jones Energy, the inclusion of the stock compensation expense of approximately $283,000, an increased number of employees in sales and marketing and increased salaries and wages for our sales and marketing employees.

General and Administrative Expenses

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2006	2005	Change	2006	2005	Change
General and administrative	$1,076	$762	41.2%	$3,279	$2,380	37.8%
Percentage of revenue	10.5%	8.6%		11.3%	9.6%

        General and administrative expenses for the three-month period ended September 30, 2006 were $1,076,000 an increase of $314,000, or 41.2% compared to $762,000 for the three-month period ended September 30, 2005. General and administrative expenses as a percentage of revenue increased to 10.5% for the three months ended September 30, 2006 from 8.6% for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the recording of the stock-based compensation expense of approximately $123,130 as well as increases in insurance expenses, accounting fees, consulting fees related to SOX 404 compliance regarding internal controls and legal fees related to general counsel work and contract negotiation for the DSD and CSD categories.

General and administrative expenses for the nine-month period ended September 30, 2006 were $3,279,000, an increase of $899,000, or 37.8% compared to $2,380,000 for the nine-month period ended September 30, 2005. General and administrative expenses as a percentage of revenue increased to 11.3% for the nine-months ended September 30, 2006 from 9.6% for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the recording of stock-based compensation expense of approximately $544,000, as well as increases in insurance expenses, accounting fees, consulting fees related to SOX 404 compliance regarding internal controls and legal fees.

Interest income, net

For the three-month period ended September 30, 2006, interest income was approximately $439,000 compared to interest income of approximately $13,000 in same period in 2005. For the nine months ended September 30, 2006, interest income was approximately $552,000 compared to interest income of approximately $27,000 in same period in 2005. Interest income consists of interest income earned on the PIPE proceeds received in June 2006 and increased cash from operations during the year. Currently, the funds from the PIPE offering and cash from operations are invested in money market and short-term fixed-income instruments.

Net Income

Net income for the three and nine months ended September 30, 2006 were approximately $195,000 and $2,511,000, respectively, compared to net income of $846,000 and $703,000, respectively, for the three and nine months ended September 30, 2005. The increase in net income for the comparable periods was due to an increase in gross profit from increased sales and licensing revenue and the one-time, non-cash reversal of the valuation allowance on the deferred taxes, partially offset by an increase in operating expenses in the third quarter of 2006. Operating expenses also includes the recognition of stock-based compensation expense of $826,000.

Our earnings per share, basic and diluted for the nine-month period ended September 30, 2006 do not give full effect to the 3,157,895 shares issued in the PIPE, as those shares were issued in June 2006 and were not outstanding for the entire nine-month period.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were approximately $32,405,000 as of September 30, 2006 compared to approximately $1,176,000 as of December 31, 2005. Net cash provided from operating activities was approximately $2,961,000 for the nine-month period ended September 30, 2006, primarily due to cash from operating income, an increase in accounts payable, partially offset by increased inventory and accounts receivable resulting from increased sales revenue. We used $16,933,285 in investing activities for the nine-month period ended September 30, 2006, primarily for the purchase of short-term investments, purchase of trademarks, including the acquisition of the 24C brand, purchase of computer equipment and start-up expenses related to our planned co-packing provider. Net cash provided by financing activities was $28,803,000 for the nine-month period ended September 30, 2006 and consisted of the net proceeds of $28,080,000 from the PIPE and from proceeds of $810,000 from the exercise of stock options, partially offset by repayments of capital leases.

On June 27, 2006, we renewed our existing $5,000,000 revolving credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., for a further one-year term. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at September 30, 2006). As of September 30, 2006, we had no borrowings outstanding. As of September 30, 2006, $134,052 included in cash and cash equivalents is subject to a one-day hold with Capco to allow for the application of funds.

As of September 30, 2006, we had working capital of approximately $36,669,000 compared to working capital of $5,699,000 as of December 31, 2005. The increase in working capital was primarily attributable to the net cash proceeds of $28,080,000 from the PIPE and an increase in cash from operations.

The increase in our accounts receivable from December 31, 2005 to September 30, 2006 from $3,670,000 to $4,389,000 was due principally from our increased revenue in the quarter. Similarly, the increase in accounts payable from December 31, 2005 to September 30, 2006 from $3,851,000 to $5,648,000 was due principally to production requirements in the third quarter of 2006 and in anticipation of sales for the fourth quarter of 2006.

We have approximately $1,000,000 of commitments for capital expenditures relating to the purchase of co-packing equipment.

We expect to complete our commitments by the second quarter of 2007.

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

Investor Relations

During the nine months ended September 30, 2006, we completed all investor relations activities in-house. We sent out copies of news or press releases, corporate brochures, and held a quarterly investor conference call.

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

At September 30, 2006, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the nine months ended September 30, 2006, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•	the ability of our third party distributors to successfully promote and sell our products;

•	our ability to (i) develop and expand distribution channels, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	our planned expansion of sales of our cans through National Beverage Corp. beginning in 2007, including our ability to secure favorable listing arrangements with retailers, our ability to manage expenses of the roll-out, our ability to execute our marketing programs, market acceptance of our products, and the impact of the can expansion on our other distribution channels;

•	our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myjones” programs;

•	our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Western Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;

•	our ability to manage our operating expenses to sufficiently support general operating activities, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	our ability to develop and maintain favorable arrangements with third party packers and suppliers of our products;

•	our ability to effectively manage changes in key personnel and management;

•	our ability to develop and maintain brand awareness for our products;

•	our success in introducing new products to the market and the market’s acceptance of the new products;

•	costs of compliance with federal, state and provincial laws and regulations affecting our business;

•	changes in consumer tastes, preferences and demographic patterns;

•	changes in the cost and availability of raw materials and our ability to procure timely and adequate production of our products;

•	fluctuations in foreign currency rates, interest rates and other capital market conditions;

•	our ability to penetrate new markets;

•	the effectiveness of our advertising, marketing and promotional programs; and

•	adverse weather conditions, which could reduce demand for our products.

ITEM 6.	EXHIBITS

10.1++	Co-Packer and Distribution Agreement, dated September 18, 2006, among Jones Soda Co., National Retail Brands Inc. and Shasta Beverages, Inc.
31.1	Certification of Peter van Stolk, Chief Executive Officer

31.2	Certification of Hassan N. Natha, Chief Financial Officer

32.1	Certification of Peter van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 2006

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter van Stolk President and Chief Executive Officer (principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha Chief Financial Officer (principal financial and accounting officer)