Form 10-K
period 2006-12-31
JONES SODA CO
filed 2007-03-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(206) 624-3357

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐  Accelerated Filer    ☒    Non-Accelerated Filer  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $39,035,125

As of March 6, 2007, there were 25,667,491 shares of the Company’s common stock issued and outstanding. As of the last business day of the second fiscal quarter, June 30, 2006, the aggregate market value of such common stock held by non-affiliates was approximately $211,905,423 using the closing price on that day of $9.00.

Documents Incorporated By Reference:    The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2006 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” and “Jones Pure Cane Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from our historical results as well as from those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1A.—RISK FACTORS.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

**	Portions of Items 10 through 14 of Part III are incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year.

PART I

ITEM 1.	OUR BUSINESS.

Overview

We develop, produce, market and distribute “New Age” or “Premium” beverages. We currently produce, market and distribute six unique beverage brands:

•	Jones Pure Cane Soda™, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink;

•	Jones Naturals™, a non-carbonated juice & tea; and

•	Jones 24C™, an enhanced water beverage.

Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

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

We also participate in the carbonated soft drink (CSD) industry through distribution and sales of our 12-ounce cans of Jones Pure Cane Soda through National Beverage in grocery and mass merchant channels in the U.S.

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Western Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Barnes & Noble, Panera Bread Company, Cost Plus World Markets, Starbucks Coffee Company and Target Corporation.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies: Lime-Lite Marketing Corporation and Big Sky Brands, Inc. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

In December 2006, we announced the transition from high-fructose corn syrup (HFCS) to cane sugar for all our bottles and canned products. We were the first national major beverage company to switch over to pure cane sugar. Our co-packers commenced production of Jones Pure Cane Soda in January 2007 and we expect them to produce this product in the first quarter of 2007.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

The New Age or Alternative Beverage Industry

Jones Pure Cane Soda, Jones Organics, Jones Energy, WhoopAss and Jones Naturals, which are classified as New Age or alternative beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, fruit juices and drinks and bottled water.

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

The Carbonated Soft Drink (CSD) Industry

We currently participate in the carbonated soft drink (CSD) industry through the distribution and sale of our 12-ounce cans of Jones Soda.

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

In October 2004, we entered the mainstream of the carbonated soft drink industry with the launch of our Jones Soda product in the 12-ounce can format. These 12-ounce cans of Jones Soda were sold under our two-year exclusive marketing and distribution agreement with Target Corporation, which expired on December 31, 2006.

In August 2006, we entered in an exclusive manufacturing and distribution agreement with National Beverage Co. to manufacture and distribute Jones Soda 12-ounce cans to the grocery and mass merchant channel in the U.S. Beginning in January 2007, National Beverage started selling Jones Pure Cane Soda to retailers in the U.S.

Business Strategy

We believe that Jones Soda is a leading brand in the premium soda segment of the New Age beverage category, and we also participate in the broader, more competitive carbonated soft drink industry with our 12-ounce cans.

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

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of and brand loyalty to our unique brands and products. In 2006, through our independent distributor network, we continued to focus on our core markets, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

Since 2003, we grew our “direct to retail” distribution strategy to large national retail accounts, currently consisting of Target Corporation, Starbucks Coffee Company, Panera Bread Company, Barnes & Noble, Maggie Moos and Cost Plus World Markets. During 2007, we intend to continue servicing and expanding our “direct to retail” channel to national retail accounts.

In 2004, we also launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a licensing agreement with Target Corporation to market and sell Jones Soda in a 12-ounce can format and we now compete directly in the carbonated soft drink industry. This agreement with Target expired on December 31, 2006. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. During 2006, we discontinued our licensing agreement with The Kroger Corporation to manufacture and distribution of Jones Soda Frozen Soda Pops.

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

Key elements of our business strategy include the following:

Building our Brand

We believe the market for alternative beverages is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 24. Accordingly, our strategy is to develop unique brand names, slogans and trade dress. In addition to unique labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda and Jones Naturals labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Independent Distributor Network (“DSD”)

We distribute our finished products through a network of independent distributors in the United States and Canada. We have also obtained listings for selected skus of our Jones Pure Cane Soda, Jones Organics, Jones Energy, Whoopass and Jones Naturals brands with certain key retail grocery accounts, including QFC, Meijer, Allsups, Kroger, Albertsons, Safeway and Speedway Super America, which are serviced through our independent distributor network. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We select distributors who we believe will have the ability to get our unique brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets. Ultimately, we have chosen, and will continue to choose, our distributors based upon their perceived ability to build our brand franchise. We currently maintain a network of approximately 208 distributors in 48 states in the United States and 9 provinces in Canada.

“Direct to Retail” National Accounts (“DTR”)

Beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced by the retailer’s appointed distribution system. We currently have distribution arrangements with the following national retail accounts:

•	Target Corporation—launched in October 2004, currently for 3 flavors of Jones Soda;

•

Starbucks Coffee Company—launched in March 2004, originally for 2 flavors of Jones Soda, and recently increased to 3 flavors in 2006, in all Starbucks stores in the United States (which is in addition to our DSD arrangement for Starbucks stores in Canada that has been in place since 1999);

•	Panera Bread Company—launched in June 2003, currently for 6 flavors of Jones Soda and 3 flavors of Jones Naturals in all Panera bakery cafés in the United States;

•	Barnes & Noble—launched in February 2003, currently for 5 flavors of Jones Naturals in all Barnes & Noble café stores in the United States;

•	Cost Plus World Markets—launched in November 2003, currently for 4 flavors of Jones Soda and 5 flavors of Jones Naturals in all Cost Plus stores in the United States.

Carbonated Soft Drink

In October 2004, we entered the carbonated soft drink industry with the launch of our Jones Soda product in the 12-ounce can format under an exclusive two-year exclusive marketing and distribution agreement with Target Corporation. With the expiration of this exclusive agreement on December 31, 2006, beginning in 2007 we expanded distribution to the grocery and mass merchant channel in the United States with our exclusive manufacturing and distribution agreement with National Beverage Co. Through this arrangement, we will identify and secure retailers across the United States for our premium carbonated 12-ounce soft drinks and 16 ounce Energy drink products, and we will be solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage will both manufacture and sell on an exclusive basis the products directly to retailers. National Beverage will be responsible for the manufacturing, delivery and invoicing of the sales of our products in this channel.

Licensing Arrangements

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies. In September 2004, we entered into an agreement with Lime-Lite Marketing Corporation to manufacture and distribute Jones Soda lip balms. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

In-House Brand and Product Development

We have developed and intend to continue to develop the majority of our brands and products in-house. We used a similar process initially to create the Jones Soda brand, and we intend to continue utilizing this process in connection with the creation of our future brands. This process primarily consists of the following steps:

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

Products

We currently produce, market and distribute six unique beverage brands: Jones Pure Cane Soda, Jones Organics, Jones Energy, WhoopAss, Jones Naturals and Jones 24C.

Jones Pure Cane Soda

We believe that our trademarked Jones Soda brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda in November 1995. The Jones Soda product line currently consists of 11 flavors.

In December 2006, we announced a changeover to pure cane sugar for our entire product line up. We were the first national brand to convert to pure cane sugar and we have received a very enthusiastic response from our customers. We started producing pure cane soda products in the first quarter of 2007. We have rebranded our soda to Jones Pure Cane Soda.

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides a healthier alternative to our regular Jones Soda line and is an important product extension, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have 4 flavors of sugar-free Jones Soda.

Jones Soda beverage products come in 12-ounce (355 ml) clear long-neck bottles with primarily black and white photos on our labels displaying a variety of urban images. We also encourage consumers of Jones Soda, through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda labels. We launched the 12-ounce can format in 2004.

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

Jones Energy

In November 2001, we launched Jones Energy, a citrus energy drink containing vitamin B6, riboflavin, niacin, thiamin, caffeine and coQ-10. Jones Energy is currently available in a 16-ounce can and in an 8.4 ounce “four-pack” carrier format in three different flavors—Mixed Berry, Orange and Lemon Lime. Our Jones Energy products compete in the Energy Drink category of the New Age beverage industry.

Whoopass

We originally launched WhoopAss in October 1999. WhoopAss is a citrus energy drink in an 8.4 ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. In 2005, we launched a 16 ounce version of our Whoopass energy drink. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Jones Naturals

In April 2001, we launched Jones Naturals, our non-carbonated beverage. The Jones Naturals products have 100% natural flavors and contain ingredients such as ginseng, zinc, and various vitamins. Jones Naturals comes in 20 ounce (591 ml) clear bottles with primarily black and white photograph labels, similar to the Jones Soda product labels. The Jones Naturals line currently consists of 8 flavors. In 2007, we plan to introduce Jones Naturals in 14 ounce glass bottles.

Jones 24C

In June 2006, we purchased the trademark rights to 24C. We plan to launch Jones 24C, an enhanced water beverage in the first half of 2007. The Jones 24C products will have 100% natural flavors and contain daily vitamin requirements and will consist of 6 flavors. We expect production and distribution of Jones 24C in the first quarter of 2007.

Marketing, Sales and Distribution

Marketing

Our pricing policies for our products take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to price our unique products at a premium to other premium sodas and New Age beverages.

We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our web site (http://www.jonessodastore.com). Through cooperative advertising, the majority of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a “grass roots” level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote our products, and we have signed up several athletes in the skateboard, snowboard and bmx bike arenas. We also use recreational vehicles and vans painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

We maintain and utilize our unique website, www.myjones.com to allow our Jones Soda consumers to create their own personalized 12-pack of Jones Soda (12-ounce bottles) with their unique photo in the labels. The strategy of www.myjones.com is to provide a unique product offering to our consumers as well as provide a unique marketing opportunity for our Jones Soda brand. Consumers can upload their photos through the web and crop and create their own “myjones” labels. The unique labels are downloaded at our warehouse and we send out 12-packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda brand as well as provided for increased consumer interactivity with the Jones Soda brand, and we anticipate that it will continue to do so. In December 2002, we received notice of issuance of a patent (Patent No. 6,493,677) from the U.S. Patent and Trademark Office for our myjones.com business operation. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

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

Sales

Our products are sold in 48 states in the United States and 9 provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. During 2006, sales in the U.S. represented approximately 88% of total sales, while sales in Canada represented approximately 11%, and we had approximately 1% in other international sales. We may consider expanding sales of our products to select international markets in the future.

During 2006, our DSD sales force was organized into seven regional groups, consisting of the Northwest, Southwest, Midwest, Northeast and Southeast regions of the United States and Western and Eastern regions of Canada. We have two Vice Presidents of Sales, one of whom is responsible for our Midwest U.S. regions and the other is responsible for the Eastern and Southern U.S. regions. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail grocery accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques.

During 2006, our CSD sales were co-ordinated and led by our Executive VP of Sales and our newly hired VP Sales CSD East. They are responsible for calling on all national and regional grocery and mass merchant accounts in the CSD category. National Beverage Co. will manufacture, pack and distribute directly to retailers.

In February 2007, we hired a Vice-President Sales – Food Services who will be responsible for leading all our sales efforts with the “direct to retail” accounts and food service accounts. He will be supported by personnel to manage our “direct to retail” national accounts.

Distribution

We sell a majority of our products through our DSD network, and we currently have relationships with approximately 208 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with many of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

In addition, we sell our products directly to certain large national retail accounts, such as Target Corporation, Starbucks Coffee Company, Panera Bread Company, Barnes & Noble and Cost Plus World Markets. Distribution of our products into these DTR accounts is handled by the retailer’s distribution system or by its designated food-service or other distributors.

For the year ended December 31, 2006, three of our customers represented approximately 28% of total revenues. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or accounts.

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

Production

Contract Packing Arrangements

We currently use six primary independent contract packers known as “co-packers” to prepare, bottle and package our products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario and the States of Missouri, Oregon, Minnesota, and California. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-packing costs have increased. We expect to continue to look for alternative or lower-cost co-packing arrangements for our products in the United States and in Canada.

As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of delivery. Other than minimum case volume requirements per production run for most co-packers, we only have annual minimum production commitments of 800,000 cases with one of our co-packers.

With respect to our 12-ounce cans of Jones Soda and 16-ounce cans of Energy sold by National Beverage Co. through the grocery products and mass merchant channel, National Beverage is responsible for all manufacturing, packing and distribution.

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

We believe that we have adequate sources of raw materials, which are available from multiple suppliers. Currently, we purchase our flavor concentrate from our two flavor concentrate suppliers. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. In addition, with our shift to production using pure cane sugar rather than high fructose corn syrup, we utilize considerable quantities of pure cane sugar. The water used to produce our products is filtered and is also treated to reduce alkalinity.

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

We believe we source and select only those suppliers that use quality components.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Pure Cane Soda™,” “Jones Naturals™”, “Jones Energy™” and “WhoopAss™.” In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “Wet Yourself®,” “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design™,” “Whoopass and Design®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 30 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

We have a patent on our “myjones.com” business operation. In December 2002, the U.S. Patent and Trademark Office issued us Patent No. 6,493,677, titled “Method and Apparatus for Creating and Ordering Customized Branded Merchandise over a Computer Network”. The term of U.S. patents is 20 years from the date of filing and this patent can be viewed by accessing the U.S. Patent Office’s website at www.uspto.gov. We intend to explore potential licensing arrangements with third parties to commercialize this patented methodology and defend patent violations.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future. See “Item 1A—RISK FACTORS” below.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include

•	distribution,

•	brand name,

•	brand image,

•	price,

•	labeling and packaging,

•	advertising,

•	product quality and taste,

•	trade and consumer promotions, and

•	the development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than we have. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coke, Pepsi, Hansen’s, Stewarts, IBC and other traditional soft drink manufacturers and distributors. We also compete against other category leaders such as Redbull and Monster for the energy drink category.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Pure Cane Soda brand, we sell Jones Organics, Jones Energy, WhoopAss, Jones Natural and Jones 24C as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Pure Cane Soda in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create unique, exciting and fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. See “Item 1A—RISK FACTORS” below.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We currently have distribution arrangements with National Beverage, Target Corporation, Starbucks Coffee Company, Panera Bread Company, Barnes & Noble, and Cost Plus World Markets. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Pure Cane Soda, Jones Organics, Jones Energy, Whoopass, Jones 24C and Jones Naturals products are priced in the same price range or higher than competitive New Age beverage brands and products.

Employees

As of December 31, 2006, we had 67 full-time employees, 38 of whom were employed in sales and marketing capacities, 22 were employed in administrative capacities, and 7 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

ITEM 1A.	RISK FACTORS

The following discussion in this Annual Report on Form 10-K contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements” above.

Risk Factors Relating to Our Company and Our Business

Our business plan and future growth is dependent in part on our distribution arrangements directly with retailers and national retail accounts. There are risks associated with this distribution strategy. The loss of any of our national DTR accounts could adversely affect us.

We currently have distribution arrangements with several large national retail accounts to distribute our products directly through their stores, including Barnes & Noble, Panera Bread Company, Cost Plus World Markets, Starbucks Coffee Company and Target Corporation. Although we believe that our “direct to retail” program has increased our national visibility among consumers, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with each of these accounts. In particular, we do not have a distribution agreement with Starbucks and we operate based solely on purchase orders we receive from Starbucks. We may not be able to maintain continuing relationships with any of these national accounts, and we may not be able to renew any of these accounts upon expiration of the term of the existing arrangements. Any of these agreements may be terminated early. The loss of any of these high-profile national accounts could negatively impact our revenues and our reputation. In addition, we may not be able to establish additional distribution arrangements with other national retailers. Second, as we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. Any increase in our costs for their carrying our product, reduction in price, or demand for product discounts could have a material adverse affect on our profit margin. Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, although we believe that increased visibility of our product through these national retailers may lead to increased product sales through our network of independent distributors.

Our expansion of sales of our cans through National Beverage beginning in 2007 may not be successful

During 2006 we entered into a manufacturing and distribution agreement with National Beverage Corp to distribute Jones Soda 12 ounce cans in the grocery and mass merchant channel beginning in 2007. There is no assurance that we may be able to secure favorable listing arrangements with retailers or acceptance of our products. We will need to maintain operational controls to execute our marketing programs and manage the expenses during the roll-out. We may not be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our profit margin.

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

Over the past three years, we entered into several licensing agreements. These licensing agreements provide for each company with which we partner to manufacture and distribute products carrying the Jones Soda Co. brand. Although we believe that our licensing strategy will increase our national visibility among consumers, there are several risks associated with implementing this licensing strategy. First, there is no assurance that the licensing partner will maintain the same level of quality assurance, inventory management and oversight we are able to maintain with products directly under our supervision. Second, our expertise is in beverages and there is no assurance to us that the same quality standards are required of other products in other industries. Finally, there is no assurance that the licensing partner will provide the same focus on distribution or management of the brand as is done with our own products. In addition, any of our agreements may be terminated early.

We have a lean management team.

We currently have a lean management structure, with our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Sales responsible for most of our management. As we grow and execute our business plan, our management may be too thin and we may need to bring in additional members of management. We may not be successful in finding appropriate executives when needed, which could negatively impact our operations, growth and profitability.

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

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

Our concentrate sales to National Beverage Company are determined solely by their production and inventory needs to fulfill their customer orders.

National Beverage Company will place orders for concentrate as required by their production and inventory needs to fulfill their customer orders and they are not required to place any minimum monthly or quarterly concentrate orders with us. This could lead to fluctuating sales of concentrate during any given quarter or year and have an adverse effect on our results of operations.

We are solely dependent on National Beverage’s production capacity and capabilities to meet the demand for Jones products in the grocery and mass merchant channel in the U.S.

The ability to meet demand for Jones products in the grocery and mass merchant category is solely dependent on National Beverage Company’s production capacity and capabilities. In the event of a shortfall in agreed upon capacity or significantly increased demand, we may be unable to meet customer requirements resulting in decreased sales for our products which could have an adverse effect on our results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgements by management related to complex accounting matters could significantly affect our financial results

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as revenue recognition, stock-based compensation and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

There are no assurances that we will be able to continue profitable operations into the future.

We believe that to continue to operate at a profit we must:

•	increase the sales volume and gross margins for our unique brands and products;

•	achieve and maintain efficiencies in operations;

•	manage our operating expenses to sufficiently support operating activities:

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

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

For the year ended December 31, 2006, approximately 11.0% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollar has had a positive impact on our revenues attributable to sales in Canada, it has also negatively impacted our costs of goods. The majority of our products are produced and bottled in Canada through two of our co-packers. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar has similar relative adverse effect on our production costs. In an attempt to reduce the impact of these currency fluctuations on our production costs, during the second quarter of fiscal 2005 we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2005. In addition, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis these numbers are converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2006, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

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

Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. In addition, with our shift to production using pure cane sugar rather than high fructose corn syrup, we utilize considerable quantities of pure cane sugar. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 12 and 24. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, WhoopAss, Jones Organics and Jones 24C brands will also be substantially dependent upon acceptance of the Jones Pure Cane Soda brand. Accordingly, any failure of our Jones Pure Cane Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

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

Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coke, Pepsi, and Hansen’s and other traditional soft drink manufacturers and distributors. We also compete against other category leaders such as Redbull and Monster for the energy drink category.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than we, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences also are affected by factors other than taste, such as the recent media focus on obesity in youth. Although we have attempted to respond to this issue with our sugar-free products, sales of our products may be adversely affected by the negative publicity associated with this issue. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

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

Rising raw material, fuel and freight costs may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly our fuel expenses, have been increasing and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, we expect these costs may continue to increase, as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

We lease approximately 13,534 square feet of office space in Seattle, Washington for our principal executive and administrative offices, and for warehouse purposes. Effective September 1, 2006, we entered into a five-year lease agreement, with the first-year’s monthly rent equal to $12,710.00, plus payment of taxes and utilities. The rent is subject to annual four percent increases. The landlord may terminate the lease agreement at any time by delivering nine months’ advance written notice to us.

We believe our leased premises are suitable and adequate for their use and, in the opinion of management, are adequately covered by insurance.

We own no real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, from time to time, we may pursue (and have pursued in the past) litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA” and in Canada on the TSX Venture Exchange under the symbol “JSD”.

On November 28, 2005 we qualified for trading on the NASDAQ Capital Market. Prior to that time, our common stock was traded on the OTC Bulletin Board since June 23, 2000. The following table shows, for each quarter of fiscal 2006 and 2005, the high and low closing sales prices as reported by the NASDAQ Capital Market and the OTC Bulletin Board, as applicable. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Nasdaq Capital Market/ OTC Bulletin Board
	High	Low
2006:
Fourth quarter	$12.84	$8.52
Third quarter	9.45	7.57
Second quarter	10.94	7.41
First quarter	8.44	5.28

2005:
Fourth quarter	$5.52	$4.88
Third quarter	6.08	4.25
Second quarter	7.83	5.50
First quarter	5.60	3.45

Holders

As of March 6, 2007, there were 25,667,491 shares of common stock issued and outstanding, held by approximately 291 holders of record.

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

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements.

Dollars in thousands, except per share data	Year Ended December 31,
	2006	2005	2004	2003	2002
Results of Operations:
Revenue	$39,035	$33,511	$27,449	$20,101	$18,566
Income (loss) from Operations	4,574	1,283	1,330	324	(1,184)

Per Share Data:
Income (loss) from Operations per Common Share	$0.19	$0.06	$0.06	$0.02	$(0.06)

Dollars in thousands, except per share data	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total Assets	$47,952	$10,452	$7,851	$4,666	$4,103
Long-Term Indebtedness	15	88	114	20	14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, produce, market and distribute “Premium” or “New Age” beverages. We currently produce, market and distribute six unique beverage brands:

•	Jones Pure Cane Soda™, a “premium” soda;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink;

•	Jones Naturals™, a non-carbonated juice & tea; and

•	Jones 24C™, an enhanced water beverage.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (DSD) and our national retail accounts (DTR), as well as through licensing and distribution arrangements.

We also participate in the carbonated soft drink industry through distribution and sales of our 12-ounce cans of Jones Pure Cane Soda through National Beverage Co. in grocery and mass merchant channels.

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Western Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Barnes & Noble, Panera Bread Company, Cost Plus World Markets, Starbucks Coffee Company and Target Corporation.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies: Lime-Lite Marketing Corporation and Big Sky Brands, Inc. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Concentrate sales under the agreement with National Beverage are recorded on a gross basis.

We also pay lump sum slotting fees and cash payments to certain of our retailers for shelf space in their stores. These payments have been recorded as a reduction of revenue of approximately $479,000 for the twelve-month period ended December 31, 2006 compared to a reduction in revenue of approximately $293,000 for the twelve-month period ended December 31, 2005. We amortize lump sum slotting fee payments over a 1-year period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management has determined it is more likely than not that the deferred tax asset will be realized and has, as such, reversed the valuation allowance against U.S. federal deferred tax assets in 2006. As at December 31, 2006, we have operating losses of approximately $4,024,000.

Results of Operations for the Year Ended December 31, 2006

Revenue

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Revenue	$39,035	$33,511	$27,449
Revenue increase	16.5%	22.1%	36.6%

Fiscal 2006 to 2005

For the year ended December 31, 2006, revenues were approximately $39,035,000, an increase of $5,524,000, or 16.5% over the $33,511,000 in revenues for the year ended December 31, 2005. The increase in revenues in fiscal 2006 over fiscal 2005 was due to increased revenue through our DTR network. In addition to the above factors, the increase in revenue for 2006 reflects sales of our Valentines packs (for which we had no similar promotion in 2005) and sales of concentrate for our Jones Energy cans during the second quarter of 2006 and sales of concentrate for our Jones Pure Cane Soda cans during the fourth quarter of 2006. We had no concentrate sales in the comparable period in 2005.

The overall decrease in revenues in our DSD network in 2006 compared to 2005 was due primarily to decreased case sales of Jones Soda and Jones Organics through our distributor network in the Northwest, Midwest and Southwest U.S. These decreases were partially offset by slight increases in case sales in the Northeast, Southeast, Eastern and Western Canada.

The increase in revenues in our DTR network was also due to our strategy of growing national accounts. In 2006 we recorded increased revenues over fiscal 2005 from certain of our existing national accounts including Target Corporation, Starbucks Coffee Company, Panera Bread Company, and Barnes & Noble.

Revenues for the fiscal 2006 year also reflect a price increase for certain products implemented during the first quarter of 2006.

Consolidated case sales of all products (finished products and concentrate) for the year ended December 31, 2006 expressed as 288-ounce equivalent cases were 4,759,000, an increase of 85% or 2,190,000 cases from total case sales of 2,569,000 in 2005. We had no case sales of concentrate in 2005.

288-ounce equivalent case sales

	2006	2005	2004
Finished products case sales	2,592,000	2,569,000	2,258,000
Concentrate case sales	2,167,000	—	—

Total case sales	4,759,000	2,569,000	2,258,000

Fiscal 2005 to 2004

For the year ended December 31, 2005, revenues were approximately $33,511,000, an increase of $6,061,000, or 22.1% over the $27,450,000 in revenues for the year ended December 31, 2004. The increase in revenues in fiscal 2005 over fiscal 2004 was primarily attributable to higher case sales as well as an overall higher selling price per case.

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

Revenues for the fiscal 2005 year also reflect a price increase for certain products implemented during the first quarter of 2005.

Gross Profit

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Gross profit	$15,305	$11,595	$9,564
Gross profit increase	32.0%	21.2%	33.9%
Gross profit as a percentage of revenue	39.2%	34.6%	34.8%

Fiscal 2006 to 2005

For the year ended December 31, 2006, gross profit increased by approximately $3,710,000 or 32.0% over the $11,595,000 in gross profit for the year ended December 31, 2005. For fiscal 2006, gross profit as a percentage of revenue increased to 39.2% from 34.6% for fiscal 2005. The increase in gross profit was primarily attributable to increased revenues and improved product mix. The increase in gross profit as a percentage of revenue was primarily attributable to improved product mix and the overall increase the average selling price per case. Higher margins on the sales on concentrate for the Jones Energy 16 ounce, Jones 12 ounce Pure Cane Soda and Valentines Packs improved the product mix and gross margin improvement.

We have experienced higher co-packing costs for some of our products due to increases in energy costs, co-packing fees and freight costs. During 2006, we continued to shift a portion of our bottling requirements to our U.S co-packers in an effort to reduce freight and co-packing costs.

Fiscal 2005 to 2004

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

We experienced higher co-packing costs in Canada due to the strengthening of the Canadian dollar against the U.S. dollar in 2005. In an effort to mitigate the impact of a rising Canadian dollar, during the second quarter of fiscal 2005 we established a new bottling relationship in the U.S. and shifted a portion of our bottling requirements to this facility beginning in the third quarter of fiscal 2005.

Licensing Revenue

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Licensing revenue	$684	$724	$109
Licensing revenue increase (decrease)	(5.5%)	564.2%	NA

Fiscal 2006 to 2005

For the year ended December 31, 2006, we received licensing revenue of approximately $684,000, a decrease of $40,000, or 5.5%, over licensing revenue of $724,000 for the year ended December 31, 2005. The majority of our licensing revenue was from our exclusive arrangement with Target Corporation to sell Jones Soda in a 12-ounce can fridge pack. This agreement expired on December 31, 2006. During 2006 Target licensing revenue decreased from comparable periods in the prior year due to reduced promotion spending. Some of this decrease was offset was increased licensing revenue from Big Sky Brand for the Jones Soda Flavor Hard Candy.

Licensing revenue also includes revenue from our license arrangements with Lime-Lite Marketing Corporation for Jones Soda lip balms and The Kroger Corporation for Jones Soda Frozen Soda Pops.

Fiscal 2005 to 2004

For the year ended December 31, 2005, we received licensing revenue of approximately $724,000, an increase of $615,000, or 564.2%, over licensing revenue of $109,000 for the year ended December 31, 2004. The majority of our licensing revenue is from our exclusive arrangement with Target Corporation to sell Jones Soda in a 12-ounce can fridge pack.

Licensing revenue also includes revenue from our license arrangements with Lime-Lite Marketing Corporation for Jones Soda lip balms and The Kroger Corporation for Jones Soda Frozen Soda Pops. Licensing revenue for 2004 was solely from the launch of the Jones Soda 12-ounce can fridge pack with Target Corporation in the fourth quarter of that year.

Total Operating Expenses

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Promotion and selling	$8,480	$7,667	$5,956
General and administrative	$4,750	3,348	$2,427

Total operating expenses	$13,230	$11,014	$8,383
Total operating expenses increase (decrease)	20.1%	31.4%	23.9%
Total operating expenses as a percentage of revenue	33.9%	32.9%	30.5%

Fiscal 2006 to 2005

Total operating expenses for the year ended December 31, 2006 were approximately $13,230,000, an increase of $2,216,000 or 20.1% over operating expenses of $11,014,000 for the year ended December 31, 2005. For fiscal 2006, total operating expenses as a percentage of revenue increased to 33.9% from 32.9% over the comparable period in 2005. The increase in total operating expenses was primarily attributable to an increase in promotion and selling expenses with the recording of stock-based compensation expense, and to a lesser extent, an increase in general and administrative expense.

Fiscal 2005 to 2004

Total operating expenses for the year ended December 31, 2005 were approximately $11,014,000, an increase of $2,631,000 or 31.4% over operating expenses of $8,383,000 for the year ended December 31, 2004. For fiscal 2005, total operating expenses as a percentage of revenue increased to 32.9% from 30.6% over the comparable period in 2004. The increase in total operating expenses in absolute dollars was primarily attributable to an increase in promotion and selling expenses and to a lesser extent, an increase in general and administrative expenses for twelve month period.

Promotion and Selling Expenses

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Promotion and selling	$8,480	$7,667	$5,956
Promotion and selling increase	10.6%	28.8%	29.4%
Promotion and selling as a percentage of revenue	21.7%	22.9%	21.7%

Fiscal 2006 to 2005

Promotion and selling expenses for the year ended December 31, 2006 were $8,480,000, an increase of $813,000, or 10.6% over promotion and selling expenses of $7,667,000 for the year ended December 31, 2005. Promotion and selling expenses as a percentage of revenue decreased to 21.7% for fiscal 2006 from 22.9% over the comparable period in 2005. The increase in promotion and selling expenses for the year ended December 31, 2006 was attributable to an increase in consolidated case sales volume, an increase in salaries and wages, commissions and related DSD sales team expenses associated with our expanding DSD and CSD sales force, as well as expenses associated with the launch of the Jones Pure Cane Soda and Jones 24C product line and stock compensation expense. At December 31, 2006 we had 38 employees in sales and marketing, compared to 29 such employees at December 31, 2005.

Fiscal 2005 to 2004

Promotion and selling expenses for the year ended December 31, 2005 were $7,667,000, an increase of $1,711,000, or 28.8% over promotion and selling expenses of $5,956,000 for the year ended December 31, 2004. Promotion and selling expenses as a percentage of revenue increased to 22.9% for fiscal 2005 from 21.7% over the comparable period in 2004. The increase in promotion and selling expenses for the year ended December 31, 2005 was attributable to an increase in consolidated case sales, an increase in salaries and wages, commissions and related DSD sales team expenses associated with our expanding sales force, as well as expenses associated with the launch of the Jones Organics product line. At December 31, 2005 we had 29 employees in sales and marketing, compared to 31 such employees at December 31, 2004.

General and Administrative Expenses

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
General and administrative	$4,750	$3,348	$2,427
General and administrative increase	41.9%	37.9%	11.6%
General and administrative as a percentage of revenue	12.2%	10.0%	8.8%

Fiscal 2006 to 2005

General and administrative expenses for the year ended December 31, 2006 were $4,750,000, an increase of $1,402,000, or 41.9%, compared to $3,348,000 for the year ended December 31, 2005. General and administrative expenses as a percentage of revenue increased to 12.2% for fiscal 2006 from 10.0% for 2005. The increase in general and administrative expenses is primarily due to the recording of the stock-based compensation expense of approximately $734,000 (compared to approximately $6,000 of stock-based compensation expense in 2005) as well as increases in audit, consulting fees related to SOX 404 compliance regarding internal controls and legal fees related to general counsel work and contract negotiation for the DSD and CSD categories.

Fiscal 2005 to 2004

General and administrative expenses for the year ended December 31, 2005 were $3,348,000, an increase of $921,000, or 37.9%, compared to $2,427,000 for the year ended December 31, 2004. General and administrative expenses as a percentage of revenue increased to 10% for fiscal 2005 from 8.8% for the comparable period in 2004. The increase in general and administrative expenses is primarily due to an increase in audit, insurance, legal, bad debt provision, tax, stock exchange listing fees and costs to prepare for compliance with the Sarbanes-Oxley Act of 2002.

Interest income, net

Fiscal 2006 to 2005

For the year ended December 31, 2006 interest income was approximately $913,000 compared to approximately $29,000 in the same period in 2005. Interest income consists of interest income earned on the PIPE proceeds received in June 2006 and increased cash from operations during the year. Currently, the funds from the PIPE offering and cash from operations are invested in money market and short-term fixed instruments.

Fiscal 2005 to 2004

For the year ended December 31, 2005 we had other income of approximately $29,000 compared to approximately $53,000 in fiscal 2004. Income in 2005 is comprised primarily of rental income from one of our co-packers for labeling equipment we purchased for their use. Other income in 2004 is comprised primarily of a foreign exchange gain.

Provision For Income Taxes

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Income tax benefit (expense)	$903	$(51)	$(14)
Effective tax rate	(25.6%)	(3.9%)	NA

Fiscal 2006 to 2005

For the year ended December 31, 2006, we recorded an income tax benefit of approximately $903,000 compared to approximately a tax expense of $51,000 in fiscal 2005. The tax benefit is primarily due to the reversal of the valuation allowance on the deferred tax assets primarily to prior year’s tax losses.

Fiscal 2005 to 2004

For the year ended December 31, 2005 income tax expense was approximately $51,000 compared to approximately $14,000 in fiscal 2004. The increase is primarily due to additional state income tax expense resulting from the Company’s expanded DSD distribution network.

Net Income

Fiscal 2006 to 2005

Net income for the year ended December 31, 2006 was approximately $4,574,000 compared to net income of $1,283,000 for fiscal 2005. The increase in net income for the comparable year was due primarily to increased revenues from sales in the DTR channels and the sale of concentrate for Jones Energy and Jones Pure Cane Soda.

Fiscal 2005 to 2004

Net income for the year ended December 31, 2005 was approximately $1,283,000 compared to net income of $1,330,000 for fiscal 2004. The decrease in net income for the comparable year was due primarily to increased income tax expense and a smaller contribution from other income, despite a slight improvement in income from operations.

Liquidity and Capital Resources

On June 8, 2006, we completed a private placement in public equity (PIPE) of 3,157,895 shares of common stock and received approximately $28,077,000 in net proceeds after payment of offering expenses and commissions to our placement agent and financial advisor. Net proceeds will be used for working capital and general corporate purposes, and to fund our growth objectives. Currently, the funds from the PIPE offering are invested in money market and short term fixed income instruments.

On June 27, 2006, we renewed our existing $5,000,000 revolving credit facility with Capco Financial Company, a division of Greater Bay Bank N.A. for a further one-year term. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at December 31, 2006). As of December 31, 2006, we had no borrowings outstanding. As of December 31, 2006, $23,936 included in cash and cash equivalents is subject to a one-day hold with Capco to allow for the application of funds.

As of December 31, 2006, we had working capital of approximately $39,474,000 compared to working capital of $5,699,000 as of December 31, 2005. The increase in working capital was primarily attributable to the net cash proceeds of $28,077,000 from the PIPE and an increase in cash from operations as a result of increases in revenue and proceeds from the exercise of stock options.

Cash, cash equivalents and short-term investments were approximately $30,224,000 as of December 31, 2006 compared to approximately $1,176,000 as of December 31, 2005. Net cash provided from operating activities was approximately $656,000 for the year ended December 31, 2006, primarily due to cash from operating income, an increase in accounts payable, partially offset increased inventories and accounts receivable resulting from increased sales revenue. We used $18,221,000 in investing activities for the year ended December 31, 2006, primarily for the purchase of short-term investments. Other investing activities included the purchase of equipment for the production of Jones Pure Cane Soda, purchase of trademarks, including the acquisition of the 24C brand, computer equipment and start-up expenses related to our planned co-packing providers. Net cash provided by financing activities was $30,294,000 for the year ended December 31, 2006 and consisted of the net proceeds of $28,077,000 from the PIPE and from proceeds of $1,224,000 from the exercise of stock options partially offset by repayments of capital leases.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit will provide sufficient liquidity to meet our foreseeable cash requirements for operations, planned capital expenditures and slotting fees for at least the next twelve months.

The increase in our accounts receivable from December 31, 2005 to December 31, 2006 from $3,700,000 to $6,914,000 was due principally from our increased revenue from concentrate and DTR sales in the quarter.

Similarly, the increase in accounts payable from December 31, 2005 to December 31, 2006 from $3,904,000 to $5,447,000 was due principally to production requirements in the first quarter of 2007 for the expansion of our can business through National Beverage Corp. and in anticipation of DSD sales for the first quarter of 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Our commitments as of December 31, 2006 with respect to known contractual obligations were as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$88,851	$73,214	$15,637	—	—
Operating lease obligations	$772,768	$154,554	$327,409	$290,805	—
Long-term debt	—	—	—	—	—
Purchase delegations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—
Capital expenditure commitments	1,500,000	1,500,000

TOTAL	$2,361,619	$1,727,768	$343,046	$290,805	—

We have approximately $1,500,000 of commitments for capital expenditures in 2007 relating to the purchase of co-packing equipment related to the conversion to pure cane sugar in our co-packing facilities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks to which we are exposed are competition within the beverage industry and fluctuations in energy and commodity prices affecting the cost of raw materials and also the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because of our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, a majority portion of our co-packing operations are in Canada, and we are subject to fluctuations in the Canadian dollar. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

There are no other off balance sheet arrangements other than operating leases disclosed in contractual obligations.

At December 31, 2006, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the year ended December 31, 2006, we did not make any draws on our line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

During the fourth quarter of 2006, as part of our remediation efforts, the Company implemented improvements to its internal controls over financial reporting relating to stock compensation expense and deferred taxes. These weaknesses were deemed immaterial and, therefore, they did not have a material impact on the accuracy of our financial statements.

Other than those procedures we have implemented to correct certain weaknesses in the internal controls over stock compensation expense and deferred taxes, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in reports prepared by the independent registered public accounting firm and outside consultants.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in its report, which is included in this Annual Report on Form 10-K.

/S/ PETER M. VAN STOLK	/S/ HASSAN N. NATHA
Peter M. van Stolk Chief Executive Officer	Hassan N. Natha Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Jones Soda Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jones Soda Co. ("the Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Jones Soda Co. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jones Soda Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Vancouver, Canada

March 13, 2007

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have a Code of Ethics that applies to our chief executive officer, chief financial officer and others performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2003.

The other information called for by Part III, Item 10, is included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 31, 2006, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2006, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under our 1996 Stock Option Plan and 2002 Stock Option Plan, which are our only existing equity compensation plans. See also “Note 10 to Consolidated Financial Statements of Jones Soda Co.” included in this Report.

	(a)	(b)		(c)		(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options		No. of Shares Available for Future Issuance (1)		Total of Shares Reflected in Columns (a) & (c)

Equity Compensation Plans Approved by Shareholders (2)	1,424,025	$4.05(3)		1,930,975(4)		3,355,000

Equity Compensation Plans Not Approved by Shareholders	N/A	N/A		N/A		N/A

TOTAL	1,424,025	$4.05	(3)	1,930,975	(4)	3,355,000

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 1996 Stock Option Plan and 2002 Stock Option Plan.
(3)	At December 31, 2006, there were outstanding options for a total of 161,500 shares with exercise prices in Canadian dollars, and outstanding options for a total of 1,620,500 shares with exercise prices in U.S. dollars. The weighted average of those exercise prices was $1.83 (U.S.), based on a currency exchange rate of 1.1618 Canadian to 1 U.S.
(4)	The 2002 Stock Option Plan provides for 4,500,000 shares available for issuance under the plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2007 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2007 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Financial Statements:

See the listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2.	Financial Statement Schedules – None.

3.	Exhibits:

3.1(1)	Articles of Incorporation of Jones Soda Co.

3.2(1)	Bylaws of Jones Soda Co.

4.1(2)	Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein

10.1(3)++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc.

10.2(3)++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc.

10.3(4)++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.3A(4)++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc.

10.4(3)++	Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC.

10.5(5)	Lease Agreement dated September 15, 2006, between R2H2 LLC and Jones Soda Co.

10.5A(6)	First Amendment to Lease, dated March 1, 2003, between R2H2 LLC and Jones Soda Co.

10.5B(7)	Second Amendment to Lease, dated March 1, 2005, between R2H2 LLC and Jones Soda Co.

10.6(8)	Guaranty, dated June 25, 2006, by Jones Soda Co. in favor of CAPCO Financial Company

10.7(8)	Contract of Sale Security Agreement, dated June 25, 2006, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1 dated June 25, 2006

10.8(9)	Employment Agreement with Peter M. van Stolk dated effective December 1, 2004

10.9(3)	Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan

10.10(10)	Jones Soda Co. 2002 Stock option plan

10.11(7)++	Licensing and Distribution Agreement, dated effective April 1, 2005, between Jones Soda Co. and The Kroger Co.

10.12(7)++	Licensing and Distribution Agreement, dated effective July 16, 2004, between Jones Soda Co. and Target Corporation

10.13A(11)++	Supply Agreement with Panera, LLC, dated May 28, 2003

10.13B(11)++	First Amendment to Supply Agreement with Panera, LLC, dated May 27, 2004

10.13C(11)++	Second Amendment to Supply Agreement with Panera, LLC, dated April 1, 2005

10.14(12)++	Co-Packes® and Distribution Agreement, dated September 18, 2006, among Jones Soda Co., National Retail Brands Inc. and Shasta Beverages Inc.

10.15(13)	Employment Agreement with Hassan Natha, dated effective January 1, 2007.

14.1(4)	Code of Ethics for Financial Officers

21.1(6)	Subsidiaries of Jones Soda Co.

23.1**	Consent of KPMG LLP

31.1**	Certification by Peter M. van Stolk, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Peter M. van Stolk, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as an exhibit to this annual report on Form 10-K.
++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s definitive proxy statement on Schedule 14A, filed on May 24, 2002.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K, filed on September 22, 2006.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2002.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K, filed on June 30, 2006.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K dated February 14, 2005, filed on February 16, 2005.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 14, 2002.
(11)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005.
(12)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006.
(13)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s current report on Form 8-K, filed March 5, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter M. van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2007

/S/ HASSAN N. NATHA Hassan N. Natha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/S/ SCOTT BEDBURY Scott Bedbury	Director	March 14, 2007

/S/ RICHARD S. EISWIRTH JR. Rick Eiswirth	Director	March 14, 2007

/S/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 14, 2007

/S/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	March 14, 2007

/S/ STEPHEN C. JONES Stephen C. Jones	Director	March 13, 2007

/S/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	March 14, 2007

JONES SODA CO.

FORM 10-K ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jones Soda Co.

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries ("the Company") as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chartered Accountants

Vancouver, Canada

February 23, 2007

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents (note 3)	$13,905,870	$1,176,101
Short-term investments (note 3)	16,318,510	—
Accounts receivable (note 4)	6,914,422	3,699,994
Inventory (note 5)	5,783,067	4,694,213
Deferred income tax asset	1,507,145	—
Prepaid expenses and deposits	712,690	146,614

	45,141,704	9,716,922
Deferred income tax asset	427,993	—
Capital assets (note 6)	756,618	662,942
Other assets (note 7)	1,414,138	—
Intangible assets (note 8)	211,931	72,753

	$47,952,384	$10,452,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,446,953	$3,903,653
Taxes payable	150,141	—
Current portion of capital lease obligations	70,471	114,110

	5,667,565	4,017,763
Capital lease obligations (note 10)	15,329	88,219
Shareholders’ equity (note 11):
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 25,637,491 (2005—21,616,596) common stock	41,890,777	12,491,133
Additional paid-in capital	2,832,865	764,622
Accumulated other comprehensive income	96,016	107,752
Deficit	(2,550,168)	(7,016,872)

	42,269,490	6,346,635

	$47,952,384	$10,452,617

Commitments and contingencies (note 12)

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue	$39,035,125	$33,511,053	$27,449,674
Cost of goods sold	23,730,059	21,915,930	17,885,811

Gross profit	15,305,066	11,595,123	9,563,863
Licensing revenue	684,256	724,183	109,234

	15,989,322	12,319,306	9,673,097

Operating expenses (1):
Promotion and selling	8,480,088	7,666,733	5,955,645
General and administrative	4,750,102	3,347,615	2,426,555

	13,230,190	11,014,348	8,382,200

Income before interest income and incomes taxes	2,759,132	1,304,958	1,290,897
Interest income, net	912,557	28,600	53,093

Earnings before income taxes	3,671,689	1,333,558	1,343,990
Income tax benefit (expense) (Note 13)
Current	(241,741)	(50,532)	(13,630)
Deferred	1,144,491	—	—

	902,750	(50,532)	(13,630)

Earnings for the year	$4,574,439	$1,283,026	$1,330,360

Earnings per share:
Basic	$0.19	$0.06	$0.06
Diluted	$0.19	$0.06	$0.06

Weighted average number of common stock:
Basic	23,890,313	21,412,214	20,639,402
Diluted	24,629,318	22,593,127	21,949,001

(1) Includes non-cash stock-based compensation as follows:

Promotion and selling	$323,085	$—	$—
General and administrative	734,042	5,745	19,737

	$1,057,127	$5,745	$19,737

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005 and 2004

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2003	20,089,096	11,178,475	739,140	107,752	(9,630,258)	2,395,109
Options exercised	867,250	602,521	—	—	—	602,521
Stock-based compensation	—	—	19,737	—	—	19,737
Earnings and comprehensive income for the year	—	—	—	—	1,330,360	1,330,360

Balance, December 31, 2004	20,956,346	11,780,996	758,877	107,752	(8,299,898)	4,347,727
Options exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation	—	—	5,745	—	—	5,745
Earnings and comprehensive income for the year	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	$12,491,133	$764,622	$107,752	$(7,016,872)	$6,346,635
Cumulative effects of adjustments resulting from the adoption of SAB No. 108 (note 14)	—	—	—	—	(107,735)	(107,735)
Shares issued for PIPE	3,157,895	28,077,350	—	—	—	28,077,350
Options exercised	863,000	1,223,950	—	—	—	1,223,950
Stock options exercised, including income tax benefits	—	98,344	1,011,116	—	—	1,109,460
Stock-based compensation	—	—	1,057,127	—	—	1,057,127
Earnings for the year	—	—	—	—	4,574,439
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(11,736)	—
Compensation income for the year						4,562,703

Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from (used in) operating activities:
Earnings for the year	$4,574,439	$1,283,026	$1,330,360
Items not involving cash:
Depreciation and amortization	256,046	220,283	193,223
Deferred income taxes	(1,144,491)	—	—
Stock-based compensation	1,057,127	5,745	19,737
Excess tax benefit from exercise of stock options	(1,109,458)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,214,428)	(865,112)	(1,327,508)
Inventory	(1,088,854)	(1,143,618)	(1,549,671)
Prepaid expenses	(566,076)	253,165	(124,156)
Taxes payable	150,141	—	—
Accounts payable and accrued liabilities	1,543,300	1,058,051	636,015
Changes related to shareholders’ equity accounts	198,591	—	—

Net cash from (used in) operating activities	656,337	811,540	(822,000)
Cash flows used in investing activities:
Purchase of short-term investments—net	(16,318,510)	—	—
Purchase of capital assets	(313,556)	(50,871)	(167,019)
Purchase of other assets	(1,414,138)	—	—
Purchase of intangible assets	(174,594)	(42,072)	(12,176)

Net cash used in investing activities	(18,220,798)	(92,943)	(179,195)
Cash flows from (used in) financing activities:
Net borrowing (repayment) under line of credit	—	(480,285)	480,285
Repayment of capital lease obligations	(116,529)	(105,881)	(64,066)
Net proceeds from PIPE (note 11)	28,077,350	—	—
Proceeds from exercise of options	1,223,951	710,137	602,521
Excess tax benefit from exercise of stock options	1,109,458	—	—

Cash flows from financing activities	30,294,230	123,971	1,018,740

Net increase in cash and cash equivalents	12,729,769	842,568	17,545
Cash and cash equivalents, beginning of year	1,176,101	333,533	315,988

Cash and cash equivalents, end of year	$13,905,870	$1,176,101	333,533

Supplemental disclosure of non-cash financing and investing activities:
Bad debt recovery	$7,633	$6,951	15,000
Assets acquired under capital leases	—	131,152	179,782

Cash paid during year for:
Interest payments	$9,965	$20,000	7,288
Income taxes	135,134	55,373	—

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

1.    Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Soda Co.®, Jones Pure Cane Soda™, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™, a high energy drink, Jones Naturals™, a non-carbonated juice and tea drink and Jones 24C™, an enhanced water beverage. We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc

2.    Significant accounting policies:

(a)    Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements” (SAB 108), adjusted its beginning retained earnings for the fiscal year 2006 in the accompanying financial statements. See Note 14 for additional information on the adoption of SAB 108.

(b)    Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventory, capital assets, intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowance for deferred income tax assets, provision for income taxes and state and city taxes. Actual results could differ from those estimates.

(c)    Foreign currency translation:

Except where otherwise stated, these consolidated financial statements are presented in U.S. dollars. All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the twelve month period ended December 31, 2006, the Company incurred a foreign exchange gain (loss) of $(58,122) (2005—$3,835, 2004—$56,798).

(d)    Cash and cash equivalents:

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(e)    Short – term investments:

Short-term investments carried at fair value have a maturity of three months to twelve months at the date of purchase. The estimate of fair value is based on publicly available market information or other estimates determined by management and classified as available-for-sale securities.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

(f)    Concentration of Risk

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured. In addition, the Company’s marketable securities and money market accounts are principally held at one brokerage company. The Company invests its excess cash in accordance with its investment policy, which has been approved by the Board of Directors and is reviewed periodically by management and with the Company’s Audit Committee to minimize credit risk.

(g)    Inventory:

Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. Finished goods inventory older than 12 months are considered for obsolescence.

(h)    Capital assets:

Property and equipment is recorded at cost and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 50%
Vehicles and Office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

(i)    Intangible assets:

The Company’s intangible assets include costs associated with securing trademarks, acquired distribution rights and patents for the Company’s products and are amortized on a straight-line basis over 3 to 10 years.

(j)    Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets, which include capital assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not recorded any long-lived asset impairments.

(k)    Revenue recognition:

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

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

The Company does not enter into any agreements that provide customers with a general right of return of product, including concentrate. The Company’s sale of concentrate is not subject to warranty.

Discounts are offered to customers via promotional events. Discounts are recorded as a reduction of revenue at the time of sale by issuing a credit note for the discount relating to the shipment.

Consideration by way of cash given by the Company to a customer (including a reseller of the Company’s products) is accounted for as a reduction of revenue when recognized in the Company’s statements of operations. For the twelve month period ended December 31, 2006, revenue was reduced by $479,744 (2005—$293,295, 2004—361,068).

(l)    Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2006, the Company incurred research and development costs of $128,743 (2005—$41,406, 2004—$0).

(m)    Stock-based compensation:

Prior to January 1, 2006, we accounted for our employee stock compensation arrangements using the intrinsic method, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the disclosure-only provisions of the fair value method under SFAS 123. Under the intrinsic value method, no stock-based compensation related to employee options had been recognized in our consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. For stock options issued to non-employees for services received the fair value of the stock options issued at the date of the performance completion was recognized as a compensating expense.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

The adoption of this standard resulted in a $1,057,127 decrease in earnings and income before taxes, or $0.04 basic and $0.04 diluted earnings per share for the twelve-month period ended December 31, 2006. Non-cash stock based compensation expense of $1,057,127 was added back to cash flows from operating activities during the twelve-month period ended December 31, 2006. There was no cumulative effect on adoption.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation during the corresponding periods in fiscal 2005 and 2004.

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
Net Income :
As reported	$1,283,026	$1,330,360
Add: Stock-based employee compensation expense included in reported income	$5,745	$19,737
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(908,834)	$(333,405)

Pro forma income	$379,937	$1,016,692

Basic earnings per share:
As reported	$0.06	$0.06
Pro forma	$0.02	$0.05
Diluted earnings per share:
As reported	$0.06	$0.06
Pro forma income	$0.02	$0.05

For our pro forma disclosure we recognized the fair value calculated at the grant date of the stock options on a straight-line basis consistent with the vesting terms. The proforma disclosure with respect to the expense for the year ended December 31, 2005 and December 31, 2004 have been restated by $144,219 and $14,997, respectively from the amounts previously presented due to the amortization of stock-based compensation over the vesting term for certain grants that were previously recognized at the time stock options vested.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the year represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of our monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued.

	Twelve months ended December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	55.5%	80.0%	82.0%
Risk-free interest rate	4.82%	3.26%	1.63%
Expected term (in years)	2.75 years	1.5 years	1.5 years
Weighted-average grant date fair-value	$2.82	$1.86	$1.06

At December 31, 2006, we had $683,000 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of up to 21 months.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

(n)    Advertising:

The Company expenses advertising costs as incurred. During the year ended December 31, 2006, the Company incurred advertising costs of $5,032,520 (2005—$5,120,326, 2004—$3,891,751).

(o)    Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if considered necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

(p)    Earnings per share:

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

(q)    Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company discloses the comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

The amount of comprehensive income related to available for sale investments is not significant in the prior year. The amount of accumulated other comprehensive income relates to the translation of the Company’s U.S. operation prior to the Company’s migration from Canada to the U.S.

(r)    Volume rebates from vendors:

In 2004, the Company adopted EITF 02-16 on “Accounting by a Customer for Certain Consideration Received from a Vendor”. As a result, consideration received by the Company from a vendor is accounted for as a reduction of cost of goods sold or inventory, as appropriate. For the year ended December 31, 2006, the reduction of cost of goods sold is $254,371 (2005—$191,112, 2004—$185,471) and inventory is $108,584 (2005—$10,534, 2004—$40,488).

(s)    Seasonality

Our sales are seasonal and we experience significant fluctuations in quarterly results as a result of many factors. We generate a substantial percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

(t)    Other Assets

During the year the company invested in equipment at co-packing facilities to increase production and convert to pure cane sugar. These assets were not put in use at year-end.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

(u)    Recent accounting pronouncements:

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under the Company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective the fiscal year ending December 31, 2006. We adopted SAB 108 as of December 31, 2006. See Note 14 for further discussion.

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

(t) Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

3.    Cash equivalents and short-term investments

We generally invest cash in highly liquid debt securities that are classified as available for sale and are reflected in the balance sheet based on maturity dates. Investments in debt securities with original maturities of three months or less are considered to be cash equivalents.

	2006		2005
	Cash and cash equivalents	Short-term Investments	Cash and cash equivalents	Short-term Investments
Cash	$1,857,154	—	$501,101	—
Money market funds	1,791,285	—	675,000	—
Certificates of deposit	1,513,709	—

	5,162,148	—	1,176,101	—
Available-for sale securities:
U.S. Government and agency securities	8,743,722	—	—	—
Corporate notes	—	16,318,510	—	—

	8,743,722	16,318,510	—	—

Total	$13,905,870	$16,318,510	$1,176,101	—

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

4.    Accounts receivable:

	2006	2005
Trade	$6,579,195	$3,500,617
Other	519,959	306,783
Allowance for doubtful accounts	(184,732)	(107,406)

	$6,914,422	$3,699,994

Supplementary information on the allowance for doubtful accounts:

	2006	2005
Allowance for doubtful accounts:
Beginning of year	$107,406	$175,124
Bad debt expense	69,693	86,699
Net recoveries and write offs	7,633	(154,417)

End of year	$184,732	$107,406

Of the $154,417 of net recoveries and write offs in 2005, $147,466 relate to bad debts expensed during 2001.

5.    Inventory:

	2006	2005
Finished goods	$2,919,396	$2,911,815
Raw materials	2,863,671	1,782,398

	$5,783,067	$4,694,213

6.    Capital Assets:

	2006	2005
Vehicles	$294,278	$276,532
Equipment	1,303,943	1,159,668
Office and computer equipment	804,427	652,892

	2,402,648	2,089,092
Accumulated depreciation	(1,646,030)	(1,426,150)

	$756,618	$662,942

Included in capital assets are assets under capital leases with a cost of $586,492 (2005—$586,492) and accumulated depreciation of $274,654 (2005—$176,203).

7.    Other Assets

	2006	2005
Equipment at co-packing facilities	$1,414,138	—

	$1,414,138	—

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

8.    Intangible assets:

	2006	2005
Trademarks and patents	$544,791	$370,197
Accumulated amortization	(332,860)	(297,444)

	$211,931	$72,753

During the year ended December 31, 2006 amortization of $35,416 (2005—$18,762) related to intangible assets was recognized.

9.    Bank indebtedness:

On June 27, 2006, we renewed our existing credit facility granted by Capco Financial Company, a division of Greater Bay Bank N.A, for a further one-year revolving line of credit of up to $5,000,000. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of certain of our accounts receivable and inventory. This revolving line of credit is secured by all of our assets, including accounts receivable, inventory, trademarks and other intellectual property, and certain equipment. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at December 31, 2006). The credit facility does not impose any financial covenants. As of December 31, 2006, we had no borrowings outstanding under the line of credit and $5,000,000 available for borrowing. In accordance with the terms of this agreement, all receivables collected are submitted to Capco as collateral for the line of credit. If no borrowings have been made against the line of credit, payments received by Capco are subject to a one-day hold to allow for the application of funds. As of December 31, 2006, $23,936 included in cash and cash equivalents is subject to this one-day hold.

10.    Capital lease obligations:

The Company’s scheduled payments, including interest ranging from 5% to 15% at December 31, 2006 are as follows:

2007	$73,214
2008	15,637

Total minimum capital lease payments	88,851
Less amount representing interest	3,051

Present value of total minimum capital lease payments	85,800
Less current portion of capital lease obligations	70,471

Capital lease obligations excluding current portion	$15,329

11.    Shareholders equity:

(a) Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,077,350 in net proceeds after underwriting costs and expenses. The 3,157,895 newly issued shares were restricted from being traded until registered with the Securities and Exchange Commission (“SEC”). Per share amounts for 2006 reflect the effect of the PIPE private placement on a weighted average basis for the periods presented.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

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

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2003	2,404,500	$0.58
Option granted	560,500	2.39
Options exercised	(867,250)	(0.69)
Options cancelled	(65,500)	(0.44)

Balance at December 31, 2004	2,032,250	$1.06
Option granted	613,500	4.00
Options exercised	(660,250)	(1.08)
Options cancelled	(203,500)	(3.32)

Balance at December 31, 2005	1,782,000	1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	$4.05

Exercisable, December 31, 2006	1,106,709	$3.09

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2006:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.25 to $0.50	342,000	0.51	$0.43	342,000	0.51	$0.43
$1.10 to $2.99	207,500	2.00	2.10	207,500	2.00	2.10
$3.00 to $4.00	318,750	2.80	3.96	318,750	2.80	3.96
$4.01 to $5.01	21,125	3.61	5.01	14,781	3.61	5.01
$5.01 to $9.33	534,650	4.44	7.14	223,688	4.25	6.73

	1,424,025		$4.05	1,106,719		$3.09

The total intrinsic value of options exercised during the year ended December 31, 2006 was $4,966,642.

The aggregate intrinsic value of options outstanding during the year ended December 31, 2006 was $11,747,210 and for options exercisable was $10,188,111.

During the year ended December 31, 2006, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

The Company issues new shares of common stock upon exercise of options.

The tax benefit realized from the tax deductions for stock options for the year ended December 31, 2006 totaled $1,216,559.

12.    Commitments and contingencies:

During the year, we commenced a review of the availability of deductions of stock option and various other expenses in our tax returns filed in prior years and believe that there is a reasonable possibility that these additional tax deductions may be available to the Company. We will take into income, in future periods, any tax benefits when and to the extent they are available to the Company as stipulated in the IRS Code.

We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We have an employment agreement with one of our executive officers. The agreement generally continues until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of December 31, 2006, if one of our executives were to be terminated by us without cause (as defined) or upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, would have been approximately $200,000.

We are party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Company, distributors, suppliers, co-packers, customers, service providers for various types of services (including commercial banking, investments and other services), software licensors, marketing and advertising firms, and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

The Company has lease commitments for office equipment and warehouse premises expiring on August 31, 2011. Future minimum rent payments under this lease are;

2007	$227,768
2008	176,291
2009	166,755
2010	172,856
2011	117,949
Thereafter	—

Total	$861,619

During the year ended December 31, 2006, the Company incurred rental expenses of $113,421 (2005—$95,670, 2004—$101,345).

13.    Income taxes:

The provision (recovery) for income taxes consisted of the following:

	2006	2005	2004
Current
Federal	$—	$10,532	$13,630
State	5,591	40,000	—
Foreign	236,150	—	—

Total	241,741	50,532	13,630
Deferred
Federal	$(712,553)	$—	$—
State	45,284	—	—
Foreign	(477,222)	—	—

Total	(1,144,491)	—	—

Provision for income taxes	$(902,750)	$50,532	$13,630

Income before provision for income taxes was as follows:

United States	$2,704,673	$766,811	$1,088,967
Foreign	827,722	535,241	$281,975

Total	$3,532,395	$1,302,052	$1,370,942

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2006	2005	2004
Federal statutory rate	34%	34%	34%
Effect of:
Permanent differences	6.28%	2.4%	1.6%
State income taxes, net of federal benefit	0.29%	3.1%	—
Alternative minimum tax	0.00%	0.8%	1.0%
Change in valuation allowance	(69.97)%	(44.1)%	(51.7)%
Other, net	3.85%	7.7%	16.1%

Provision for (recovery) income taxes	(25.56)%	3.9%	1.0%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	2006	2005	2004
Deferred tax assets
Net operating loss carry forwards	$1,401,117	$1,731,023	$2,225,494
Capital assets	—	82,258	135,268
Intangible assets	384,657	420,753	427,730
Other	198,185	120,971	135,914

Total deferred tax asset	1,983,959	2,355,005	2,924,406
Valuation allowance	—	(2,355,005)	(2,924,406)

Net deferred tax asset	$1,983,959	$—	$—
Deferred tax liabilities
Capital assets	(48,821)	—	—

	(48,821)	—	—

Total deferred tax asset balance	$1,935,138	$—	$—

Classified as current	1,507,145	—	—

Long-term asset	427,993	—	—

Reclassifications have been made to the 2005 balances for certain components of deferred tax assets and liabilities in order to conform to the current year presentation.

At December 31, 2006, the Company has net operating loss carry-forwards for income tax purposes of $4,024,016, which expire at various times commencing in 2020. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

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

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the twelve-months ended December 31, 2006, we recorded a tax benefit in the amount of $2,471,790 by reversing the valuation allowance and recording the tax benefit against the 2006 tax provision resulting in a net deferred income tax benefit of $1,144,491.

14.    Staff Accounting Bulletin No. 108

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on deficit of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective the beginning of the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company has adjusted opening deficit for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Inter-company balances

The Company adjusted its beginning retained earnings for fiscal 2006 for a historical misstatement in inter-company balances of intangible transfers and accounts receivable balances. These differences had accumulated over a period of several years and were not material in any one year.

Impact of adjustments

The impact of each of the items noted above on the fiscal 2006 beginning balances are presented below:

Reduction of intangibles	$70,519
Reduction of receivable balances	36,756

Increase in deficit	$107,735

15.    Segmented information and export sales:

The Company operates in one industry segment, with operations during 2006 primarily in the United States and Canada. During the year ended December 31, 2006, sales in the United States were approximately $34,209,000 (2005—$29,620,000, 2004—$24,186,000), sales in Canada were approximately $4,662,000 (2005—$3,788,000, 2004—$3,152,000), and sales to other countries totaled $165,000 (2005—$103,000, 2004—$111,000). Sales have been assigned to geographic locations based on the location of customers.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

As at December 31, 2006, the net book value of long-lived assets held in the United States was $2,111,351 (2005—$603,854, 2004—$612,468). The net book value of long-lived assets held in Canada was $59,405 (2005—$59,088, 2004—$69,971).

16.    Financial instruments:

(a) Fair values:

As of December 31, 2006, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

(b) Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 95% (2005—92%, 2004—91%) while customers in Canada represent 5% (2005—8%, 2004—9%) of year end accounts receivable balances. Three of the Company’s customers represent approximately 28% of revenues for the year ended December 31, 2006. Three customers represented approximately 21% of revenues for the year ended December 31, 2005. Two customers represented approximately 22% of revenues for the year ended December 31, 2004.