Form 10-K/A
period 2006-12-31
JONES SODA CO
filed 2007-04-06
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, originally filed on March 14, 2007 (“Original Report”), to refile (a) the audit report of KPMG LLP and (b) KPMG LLP’s report regarding Management’s Report on Internal Control Over Financial Reporting, because the Original Report inadvertently omitted the name of KPMG LLP on both such reports. In accordance with SEC rules, this Form 10-K/A only includes Item 8, which consists of the corrected audit report and the audited financial statements as of and for the fiscal years ended December 31, 2006, 2005 and 2005, and 2004, and Item 9A.

We have made no attempt in this Form 10-K/A to modify or update the disclosures presented in the Original Report, except as described above. The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

1

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Vancouver, Canada

March 13, 2007

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2007.

JONES SODA CO.

By:	/s/ PETER M. VAN STOLK
Peter M. van Stolk President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ PETER M. VAN STOLK Peter M. van Stolk	President, Chief Executive Officer and Chairman (Principal Executive Officer)	April 5, 2007

/S/ HASSAN N. NATHA Hassan N. Natha	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2007

/S/ SCOTT BEDBURY Scott Bedbury	Director	April 5, 2007

/S/ RICHARD S. EISWIRTH JR. Rick Eiswirth	Director	April 4, 2007

/S/ MICHAEL M. FLEMING Michael M. Fleming	Director	April 5, 2007

/S/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	April 5, 2007

/S/ STEPHEN C. JONES Stephen C. Jones	Director	April 5, 2007

/S/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	April 5, 2007

3

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

/s/    KPMG LLP

Vancouver, Canada

March 13, 2007

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