Form 10-Q
period 2007-03-31
JONES SODA CO
filed 2007-05-10
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, the issuer had 25,862,475 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index	Page

EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4

	b) Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	5

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2007 (Unaudited) and the year ended December 31, 2006	6

	d) Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	7

	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of financial condition and results of operations	12

Item 3	Quantitative and Qualitative disclosures about market risk	18

Item 4	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A	Risk factors	19

Item 6	Exhibits	21

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 with comparative figures for December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,181,388	$13,905,870
Short-term investments	15,569,403	16,318,510
Accounts receivable	5,638,389	6,914,422
Inventory (note 3)	5,744,333	5,783,067
Deferred income tax asset (note 7)	2,221,386	1,507,145
Prepaid expenses	784,837	712,690

	45,139,736	45,141,704
Deferred income tax asset (note 7)	419,863	427,993
Capital assets	914,708	756,618
Other assets	1,420,974	1,414,138
Intangible assets	200,042	211,931

	$48,095,323	$47,952,384

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,232,749	$5,446,953
Current portion of capital lease obligations	42,349	70,471
Taxes payable	146,414	150,141

	4,421,512	5,667,565
Capital lease obligations, less current portion	15,192	15,329
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 25,761,225 common shares (2006 – 25,637,491)	42,479,225	41,890,777
Additional paid-in capital	3,584,236	2,832,865
Accumulated other comprehensive income	87,014	96,016
Deficit	(2,491,856)	(2,550,168)

	43,658,619	42,269,490

	$48,095,323	$47,952,384

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2007 and 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenue	$9,189,089	$8,760,380
Cost of goods sold	5,671,879	5,640,710

Gross profit	3,517,210	3,119,670
Licensing revenue	145,947	137,571

	3,663,157	3,257,241
Operating expenses (1):
Promotion and selling	2,358,720	2,052,421
General and administrative	1,732,221	1,159,988

	4,090,941	3,212,409

Earnings (loss) before interest income and income taxes	(427,784)	44,832
Interest income, net:	441,086	12,710

Earnings before income tax	13,302	57,542
Income tax benefit (expense) (note 7)
Current	3,727	(55,000)
Deferred	41,283	—

	45,010	(55,000)

Earnings for the period	$58,312	$2,542

Earnings per share, basic	$0.00	$0.00
Earnings per share, diluted	$0.00	$0.00

Weighted average number of common stock
Basic	25,667,806	21,746,947
Diluted	26,449,564	22,627,053
(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$68,004	$116,010
General and administrative	$139,896	$270,693

See accompanying notes to interim consolidated financial statements

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months ended March 31, 2007 (Unaudited)

Year ended December 31, 2006

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity

	Number	Amount
Balance, December 31, 2005	21,616,596	$12,491,133	$764,622	$107,752	$(7,016,872)	$6,346,635
Cumulative effects of adjustments resulting from the adoption of SAB No. 108					(107,735)	(107,735)
Shares issued for PIPE	3,157,895	28,077,350	—	—	—	28,077,350
Options exercised	863,000	1,223,950	—	—	—	1,223,950
Stock options exercised, including benefits	—	98,344	1,011,116	—	—	1,109,460
Stock-based compensation expense	—	—	1,057,127	—	—	1,057,127
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(11,736)	—	—
Earnings for the year	—	—	—	—	4,574,439	—
Comprehensive income for the year	—	—	—	—	—	4,562,703

Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490
Options exercised	123,734	477,616	—	—	—	477,616
Stock-based compensation expense	—	—	207,900	—	—	207,900
Exercise of stock options	—	110,832	(110,832)	—	—	—
Tax benefit on option exercise	—	—	654,303	—	—	654,303
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(9,002)	—	—
Earnings for the period	—	—	—	—	58,312	—
Comprehensive income for the period						49,310

Balance, March 31, 2007	25,761,225	$42,479,225	$3,584,236	$87,014	$(2,491,856)	$43,658,619

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31, 2007 and 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from (used in) operating activities:
Earnings for the period	$58,312	$2,542
Items not involving cash:
Depreciation and amortization	133,879	59,134
Deferred income taxes	(41,283)	—
Stock based compensation expense	207,900	386,703
Changes in assets and liabilities:
Accounts receivable	1,276,033	(888,554)
Inventory	38,734	744,905
Prepaid expenses	(83,395)	(57,599)
Taxes payable	(3,727)	—
Accounts payable and accrued liabilities	(1,214,204)	808,890

Net cash from operating activities	372,249	1,056,021
Cash flows from (used in) investing activities:
Sale of short-term investments- net	740,104	—
Purchase of capital assets	(208,651)	(15,734)
Purchase of intangible assets	—	(5,218)
Purchase of other assets	(77,542)	—

Net cash from (used in) investing activities	453,911	(20,952)
Cash flows from (used in) financing activities:
Net repayment of capital lease obligations	(28,259)	(34,809)
Proceeds from exercise of options	477,617	626,791

Net cash from financing activities	449,358	591,982

Net increase in cash and cash equivalents	1,275,518	1,627,051
Cash and cash equivalents, beginning of period	13,905,870	1,176,101

Cash and cash equivalents, end of period	$15,181,388	$2,803,152

Cash paid (received) during the period:
Interest paid (received)	$(310,656)	$3,544
Income tax paid	6,225	6,475

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Three months ended March 31, 2007 and 2006 (Unaudited)

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

The financial statements include our company and our wholly-owned subsidiaries’ accounts. All significant inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2006, as amended by note 2(f) below, included in our annual report on Form 10-K.

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

We expense advertising costs as incurred. During the three-month period ended March 31, 2007, we incurred advertising costs of $1,151,929 (2006-$1,337,652).

(e)	Cash and cash equivalents:

We consider all highly liquid and short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(f)	Income taxes:

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and a foreign jurisdiction. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense. There is no material interest expense or penalties accrued at March 31, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. As of January 1, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

(g)	Recently issued accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

	March 31, 2007	December 31, 2006
Finished goods	$3,731,259	$2,919,396
Raw materials	2,013,074	2,863,671

	$5,744,333	$5,783,067

4.	Segmented information and export sales:

We operate in one industry segment, with operations during 2007 primarily in the United States and Canada. During the three-month period ended March 31, 2007 sales in the United States were approximately $8,019,792 (2006—$7,531,528), sales in Canada were approximately $1,084,274 (2006—$1,201,002), and sales to other countries totaled approximately $85,023 (2006—$27,850). Sales have been assigned to geographic locations based on the location of customers.

5.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2007	2006
Earnings for the period	$58,312	$2,542
Weighted average number of common stock outstanding:
Basic	25,667,806	21,746,947
Dilutive stock options	781,758	880,106

Diluted	26,449,564	22,627,053
Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

6.	Shareholders’ equity:

(a)	Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,077,350 in net proceeds after underwriting costs and expenses.

(b)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2005	1,782,000	$1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	4.05
Option granted	281,500	18.67
Options exercised	(123,734)	(3.86)
Options cancelled	(8,500)	(8.46)

Balance at March 31, 2007	1,573,291	$6.66

Exercisable, March 31, 2007	1,097,828	$3.38

The following table summarizes information about stock options outstanding and exercisable under the Plans at March 31, 2007:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life (years)
$0.25 to $0.50	332,500	0.33	0.43	332,500	0.43	0.33
$1.10 to $2.99	169,500	1.75	2.09	169,500	2.09	1.75
$3.00 to $4.00	286,250	1.80	3.98	286,250	3.98	1.80
$4.01 to $5.01	12,500	3.36	5.01	12,500	5.01	3.36
$5.01 to $9.33	491,041	4.19	7.17	297,078	6.78	4.19
$9.34 to $18.67	281,500	4.95	18.67	—	18.67	4.95

	1,573,291		$6.66	1,097,828	$3.38

The total intrinsic value for options exercised during the three months ended March 31, 2007 was $1,860,000. The total intrinsic value for options exercised during the three months ended March 31, 2006 was $1,688,000.

During the three-month period ended March 31, 2007, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

(c)	Stock-based compensation expense:

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

	Three months ended March 31,
	2007	2006
Expected dividend yield	—	—
Expected stock price volatility	55%	56%
Risk-free interest rate	4.62%	4.82%
Expected term (in years)	2.75 years	3.0 years
Weighted-average grant date fair-value	$4.30	$2.26

Under the terms of our stock option plan, our Board of Directors may grant options to employees, officers, directors and consultants. The plan provides for granting of options at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7 vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-year term.

At March 31, 2007, we had $2,441,000 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of up to 41 months.

7.	Income Taxes:

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

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the three months ended June 30, 2006, we recorded a tax benefit by reversing a significant portion of the valuation allowance and recording the tax benefit. No such tax benefit was recorded in the three-month period ended March 31, 2006.

The current and deferred tax provision rates are calculated at the effective federal statutory rate, taking into consideration expected permanent differences, state income taxes, and alternative minimum taxes.

A portion of our granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time the option is exercised. Due to the treatment of incentive stock options for tax purposes, our effective tax rate during any quarter is subject to variability.

8.	Commitments

During the quarter ended March 31, 2007, we had commitments to invest approximately $1,500,000 in co-packing equipment and commitments to purchase approximately $1,445,000 of pure cane sugar and approximately $900,000 of glass bottles.

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

Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets and packages, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong relationships with distributors, retailers and key accounts;

•	stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada;

•	developing unique alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverage or non-beverage products.

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

With respect to our distributors (DSD) we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Eastern and Western Canada, as well as targeted expansion into the less penetrated Northeast and Southeast U.S markets.

We launched our DTR, or “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system.

In addition to our efforts in the DSD and DTR channels, we entered the mainstream of the carbonated soft drink industry (CSD) with the launch of our Jones Soda product in the 12-ounce can format in October 2004. These 12-ounce cans of Jones Soda were sold under our two-year exclusive marketing and distribution agreement with Target Corporation, which expired on December 31, 2006.

As part of our CSD channel, in August 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Co. to manufacture and distribute Jones Soda 12-ounce cans to the grocery and mass merchant channel in the U.S. Beginning in January 2007, National Beverage started producing and selling Jones Pure Cane Soda to retailers in the U.S.

In addition to the above, beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two marketing companies: Lime-Lite Marketing Corporation and Big Sky Brands, Inc. With these licensing arrangements, we believe that we are better positioned with companies that are able to manufacture Jones related products and extend the Jones brand into select products that we believe will enhance our brand image. In the first quarter of 2007, we entered into a licensing agreement with J&J Snack Foods Corporation to license the Jones Soda trademark for use in frozen novelty food products, frozen confections and frozen beverages.

In December 2006, we announced the transition from high-fructose corn syrup (HFCS) to pure cane sugar for all of our bottles and canned products. We were the first major national beverage company to make the switch over from corn syrup to pure cane sugar. Our co-packers commenced production of Jones Pure Cane Soda in the first quarter of 2007.

Our company is a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and state and city taxes. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this report and the summary of accounting policies and notes to the financial statements for the year ended December 31, 2006, included in our annual report on Form 10-K.

Revenue Recognition

Our products are sold to distributors, various customers and retailers for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt by our customers of our products, in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product.

Licensing revenue is recorded when we receive a sale confirmation from the third party, and reflect amounts realized net of provisions for sales returns.

Revenue from the sale of concentrate to National Beverage Co. is recognized on a gross basis and is recognized in income upon receipt of concentrate by National Beverage Co., in accordance with our agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. All sales of concentrate to National Beverage Co. are final sales and we have a “no return” policy with them.

Cash consideration (including slotting fees) that we pay to a customer (including a reseller of the our products) is accounted for as a reduction of revenue when recognized in our statements of operations. For the three month period ended March 31, 2007, revenue was reduced by $86,884 (2006—$68,850). We amortize the lump sum slotting fee payments over a twelve month period, which is based on current data of product maintenance on retail shelves for that period of time.

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

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management has determined it is more likely than not that the deferred tax asset will be realized and has, as such, reversed the valuation allowance against U.S. federal deferred tax assets in 2006. As at December 31, 2006, we have loss carryforwards of approximately $4,024,000 that can be deducted against income in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Stock-based compensation

We have adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations for the Three Months Ended March 31, 2007

Revenue

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
Revenue	$9,189	$8,760	4.9%

For the three months ended March 31, 2007, revenues were approximately $9,189,000, an increase of $429,000, or 4.9% over the $8,760,000 in revenues for the three months ended March 31, 2006. The increase in revenues was primarily attributable to a) the sales of concentrate to National Beverage Co. and b) increased sales through our DTR network. However, our revenue increases were partially offset by a decrease in sales in our DSD network and decrease in sales of special packs, primarily Valentine Packs. We had no concentrate sales in the comparable period in 2006.

The increase in revenues in our DTR network was due to increased case sales to Starbucks and Panera Bread, as well initial shipments of Jones Soda 12 ounce bottles to Sam’s Club and Ruby Tuesday.

The overall decrease in revenues in our DSD network during the quarter was due to decreased case sales in the Northwest, Midwest and Southwest partially offset by increased case sales in the Northeast. One factor causing the decrease in revenues was a delayed start up in pure cane bottle production and reduced distributor pure cane sugar purchases until High Fructose bottle inventory had sold through the distribution channels.

Revenues for the quarter also reflect a price increase for certain products, comparable to a price increase in the same period last year.

Consolidated case sales of all products (finished products and concentrate) for the quarter ended March 31, 2007 expressed as 288-ounce equivalent cases were 1,722,000, an increase of 191% or 1,130,000 cases from total case sales on 592,000 in 2006. We had no sales of concentrate in the comparable period in 2006.

288-ounce equivalent case sales

	Three months ended March 31,
	2007	2006	Change
Finished products case sales	598,000	592,000	1%
Concentrate case sales	1,124,000	—	N/A

Total case sales	1,722,000	592,000	191%

Gross Profit

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
Gross profit	$3,517	$3,120	12.7%
Percentage of revenue	38.3%	35.6%

For the three-month period ended March 31, 2007, gross profit increased by approximately $397,000 or 12.7% over the $3,120,000 in gross profit for the three-month period ended March 31, 2006. The increase in gross profit is primarily attributable to sales of concentrate during the period. Other factors impacting gross profit include the overall increase in the average selling price per case offset by increases in co-packing costs and product mix.

The increase in gross profit as a percentage of revenue for the three-month period ended March 31, 2007, was due to higher margin concentrate sales.

Licensing Revenue

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
Licensing revenue	$146	$138	5.80%

Licensing revenue during the first quarter of 2007 is due primarily to our exclusive arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy and royalties from the sale of the remaining 12-ounce can High Fructose corn syrup inventory at Target Corporation during the quarter. For the three-month period ended March 31, 2007 we received royalty payments under these arrangements of approximately $146,000 (up 5.80% from the same period last year). Licensing revenue for the first quarter of 2006 was due to our exclusive arrangement with Target Corporation for the 12-ounce can fridge packs.

Total Operating Expenses

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
Promotion and selling	$2,359	$2,052	15.0%
General and administrative	$1,732	$1,160	49.3%

Total operating expenses	$4,091	$3,212	27.3%
Percentage of revenue	44.5%	36.7%

Total operating expenses for the three-month period ended March 31, 2007 were approximately $4,091,000, an increase of $879,000 or 27.3% over operating expenses of approximately $3,212,000 for the three-month period ended March 31, 2006. The increase in total operating expenses was attributable to an increase in promotion and selling expenses and general and administrative expenses for the three-month period. Changes in these categories are explained below.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. The total amount of stock-based compensation recorded for the three-month period ended March 31, 2007 was approximately $208,000, a decrease of approximately $179,000 or 46.3% over stock-based compensation expense recognized for the three-month period ended March 31, 2006.

Promotion and Selling Expenses

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
Promotion and selling	$2,359	$2,052	15.0%
Percentage of revenue	25.7%	23.4%

Promotion and selling expenses for the three months ended March 31, 2007 were approximately $2,359,000, an increase of $307,000 over promotion and selling expenses of approximately $2,052,000 for the three-month period ended March 31, 2006. Promotion and selling expenses as a percentage of revenue increased to 25.7% for the three-month period ended March 31, 2007 from 23.4% over the comparable period in 2006. The increase in promotion and selling expenses for the three months ended March 31, 2007 was due to an increase in the hiring of selling and marketing employees resulting in increased salaries and wages. During the quarter we incurred salaries for our Vice President Sales for DSD East, Vice President Sales for CSD East and Vice-President for Natural Foods and Direct to Retail for which there were no comparable executive expenses in 2006. This increase was offset by decreases in trade promotion spending and stock-based compensation expense from the same period last year.

At March 31, 2007, we had 45 employees in sales and marketing compared to 25 such employees at March 31, 2006.

General and Administrative Expenses

	Three months ended March 31,
(Dollars in Thousands)	2007	2006	Change
General and administrative	$1,732	$1,160	49.3%
Percentage of revenue	18.8%	13.2%

General and administrative expenses for the three-month period ended March 31, 2007 were approximately $1,732,000, an increase of $572,000, or 49.3% compared to approximately $1,160,000 for the three-month period ended March 31, 2006. General and administrative expenses as a percentage of revenue increased to 18.8% for the three months ended March 31, 2007 from 13.2% for the comparable period in 2006. The increase in general and administrative expenses is primarily due to a significant increase in audit fees, increase in tax consulting fees, consulting fees related to SOX 404, depreciation and amortization, directors fees and legal fees. This increase was offset by a decrease in stock-based compensation expense from the same period last year.

Interest income, net

For the three-month period ended March 31, 2007, interest income was approximately $441,000 compared to interest income of approximately $13,000 in same period in 2006. Interest income consists of interest income earned on the PIPE proceeds received in June 2006 and increased cash from operations during the quarter. Currently, the funds from the PIPE offering and cash from operations are invested in money market and short-term fixed-income instruments.

Net Income

Net income for the three ended March 31, 2007 were approximately $58,312 compared to net income of $2,542 respectively, for the three months ended March 31, 2006. The increase in net income for the comparable periods was due to an increase in gross profit from increased sales, interest income and tax benefits and partially offset by an increase in operating expenses in the first quarter of 2007.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were approximately $30,751,000 as of March 31, 2007 compared to approximately $30,224,000 as of December 31, 2006. Net cash from operating activities was approximately $372,000 for the three-month period ended March 31, 2007, primarily due to add back of non cash items such as depreciation and amortization and stock based compensation expense. Investing activities generated $454,000 for the three-month period ended March 31, 2007, primarily from the sale of short-term investments offset by increases in purchases of capital assets and other assets. Net cash provided by financing activities was $449,000 for the three-month period ended March 31, 2007, and consisted of proceeds from the exercise of stock options and partially offset by repayments of capital leases.

On June 27, 2006, we renewed our existing $5,000,000 revolving credit facility with Capco Financial Company, a division of Greater Bay Bank N.A., for a further one-year term. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at March 31, 2007). As of March 31, 2007, we had no borrowings outstanding. As of March 31, 2007, $4,733 included in cash and cash equivalents is subject to a one-day hold with Capco to allow for the application of funds.

As of March 31, 2007, we had working capital of approximately $40,718,000 compared to working capital of $39,474,000 as of December 31, 2006. There was no material change in working capital from December 31, 2006.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit will provide sufficient liquidity to meet our foreseeable cash requirements for operations, planned capital expenditures and slotting fees for at least the next twelve months.

Accounts receivable decreased from December 31, 2006 to March 31, 2007 from $6,914,000 to $5,638,000 was due principally to increased collections of receivables at year-end. Similarly, accounts payable decreased from December 31, 2006 to March 31, 2007 from $5,447,000 to $4,233,000 due principally to payment of outstanding invoices from year-end.

During the quarter ended March 31, 2007, we had commitments to invest approximately $1,500,000 in co-packing equipment and commitments to purchase approximately $1,445,000 of pure cane sugar and approximately $900,000 of glass bottles.

We have no off-balance sheet arrangements.

Seasonality

We have experienced significant fluctuations in quarterly results that have been the result of many factors. In particular, like many other companies in the beverage industry, we generate a substantial percentage of our revenues during the warm weather months of April through September. Management believes that the demand for our products will continue to reflect such seasonal consumption patterns. In addition, our operating results are highly dependent upon the performance of our independent distributors and retailers, as well as competition in the industry and general economic conditions.

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

Investor Relations

During the three months ended March 31, 2007, we conducted our investor relations activities with in-house personnel and with our investor relations consulting firm, Integrated Corporate Relations Inc. We sent out copies of news or press releases, corporate brochures, made presentations at investor conferences and held a quarterly investor conference call.

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

At March 31, 2007, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the three months ended March 31, 2007, we did not make any draws on our line of credit.

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

There has been no material change in our internal controls over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In addition, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

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

•

sales of our cans through National Beverage Corp., including our ability to secure favorable listing arrangements with retailers, our ability to manage expenses of the roll-out, our ability to execute our marketing programs, market acceptance of our products, and the impact of the can expansion on our other distribution channels;

•	the seasonality of our sales;

•	our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myjones” programs;

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

May 10, 2007

JONES SODA CO.

By:	/s/ Peter van Stolk
Peter M.van Stolk President and Chief Executive Officer (principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha Chief Financial Officer (principal financial and accounting officer)