Form 10-Q
period 2007-06-30
JONES SODA CO
filed 2007-08-09
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of June 30, 2007, the issuer had 26,128,046 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index		Page
EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	4

	b) Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (Unaudited)	5

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2007 (Unaudited) and the year ended December 31, 2006	6

	d) Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)	7

	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A	Risk factors	20

Item 4	Submission of Matters to a Vote of Shareholders	21

Item 6	Exhibits	22

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 with comparative figures for December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,167,271	$13,905,870
Short-term investments	15,374,969	16,318,510
Accounts receivable	5,835,458	6,914,422
Inventory (note 3)	7,865,433	5,783,067
Deferred income tax asset (note 7)	1,520,000	1,507,145
Prepaid expenses	1,926,952	712,690

	47,690,083	45,141,704
Deferred income tax asset (note 7)	3,714,719	427,993
Capital assets	1,580,573	756,618
Other assets	1,277,259	1,414,138
Intangible assets	186,923	211,931

	$54,449,557	$47,952,384

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,746,362	$5,446,953
Current portion of capital lease obligations	169,279	70,471
Taxes payable	3,010	150,141

	6,918,651	5,667,565

Capital lease obligations, less current portion	544,436	15,329

Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 26,128,046 common shares (2006 – 25,637,4911)	43,224,509	41,890,777
Additional paid-in capital	6,108,639	2,832,865
Accumulated other comprehensive income	104,451	96,016
Deficit	(2,451,129)	(2,550,168)

	46,986,470	42,269,490

	$54,449,557	$47,952,384

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months and six months ended June 30, 2007 and 2006

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenue - net	$13,012,473	$10,025,978	$22,200,512	$18,786,358
Cost of goods sold	8,563,343	6,219,655	14,235,221	11,860,365

Gross profit	4,449,130	3,806,323	7,965,291	6,925,993
Licensing revenue	47,797	146,481	193,743	284,052

	4,496,927	3,952,804	8,159,034	7,210,045
Operating expenses (1) :
Promotion and selling	3,474,142	1,992,670	5,832,863	4,107,493
General and administrative	1,526,638	1,124,430	3,257,808	2,222,016

	5,000,780	3,117,100	9,090,671	6,329,509

Earnings (loss) before interest income and income taxes	(503,853)	835,704	(931,637)	880,536
Interest income, net:	416,269	100,637	857,356	113,347

Earnings (loss) before income tax	(87,584)	936,341	(74,281)	993,883
Income tax benefit (expense) (note 7)
Current	(150,587)	(105,480)	(146,860)	(160,480)
Deferred	278,897	1,482,934	320,180	1,482,934

	128,310	1,377,454	173,320	1,322,454

Earnings for the period	$40,726	$2,313,795	$99,039	$2,316,337

Earnings per share, basic	$0.00	$0.10	$0.00	$0.10
Earnings per share, diluted	$0.00	$0.10	$0.00	$0.10

Weighted average number of common stock
Basic	25,771,972	22,891,891	25,782,275	22,321,479
Diluted	26,385,734	23,991,489	26,311,614	23,324,830
(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$131,084	$102,530	$199,088	$218,540
General and administrative	$194,334	$150,195	$334,230	$420,888

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Six months ended June 30, 2007 (Unaudited)

Year ended December 31, 2006

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity

	Number	Amount
Balance, December 31, 2005	21,616,596	$12,491,133	$764,622	$107,752	$(7,016,872)	$6,346,635
Cumulative effects of adjustments resulting from the adoption of SAB No. 108					(107,735)	(107,735)
Shares issued for PIPE	3,157,895	28,077,350	—	—	—	28,077,350
Options exercised	863,000	1,223,950	—	—	—	1,223,950
Stock options exercised, including benefits	—	98,344	1,011,116	—	—	1,109,460
Stock-based compensation expense	—	—	1,057,127	—	—	1,057,127
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(11,736)	—	—
Earnings for the year	—	—	—	—	4,574,439	—
Comprehensive income for the year	—	—	—	—	—	4,562,703

Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490
Options exercised	490,555	1,109,991	—	—	—	1,109,991
Stock-based compensation expense	—	—	533,318	—	—	533,318
Exercise of stock options	—	223,741	(223,741)	—	—	—
Tax benefit on option exercise	—	—	2,966,197	—	—	2,966,197
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	8,435	—	—
Earnings for the period	—	—	—	—	99,039	—
Comprehensive income for the period						107,474

Balance, June 30, 2007	26,128,046	$43,224,509	$6,108,639	$104,451	$(2,451,129)	$46,986,470

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, 2007 and 2006

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from (used in) operating activities:
Earnings for the period	$99,039	$2,316,337
Items not involving cash:
Depreciation and amortization	288,728	118,983
Deferred income taxes	(320,180)	(1,482,934)
Stock based compensation expense	533,318	639,428
Changes in assets and liabilities:
Accounts receivable	1,078,964	(1,079,943)
Inventory	(2,082,366)	154,665
Prepaid expenses	(1,214,262)	(313,274)
Taxes payable	(147,131)	143,472
Accounts payable and accrued liabilities	1,299,409	859,973

Net cash from operating activities	(464,481)	1,356,707
Cash flows from (used in) investing activities:
Sale of short-term investments	938,770	—
Purchase of capital assets	(278,056)	(177,009)
Purchase of intangible assets	—	(160,027)

Net cash from (used in) investing activities	660,714	(337,036)
Cash flows from (used in) financing activities:
Repayment of capital lease obligations	(44,823)	(59,193)
Net proceeds from PIPE	—	28,113,000
Proceeds from exercise of options	1,109,991	688,065

Net cash from financing activities	1,065,168	28,741,872

Net increase in cash and cash equivalents	1,261,401	29,761,543
Cash and cash equivalents, beginning of period	13,905,870	1,176,101

Cash and cash equivalents, end of period	$15,167,271	$30,937,644

Cash paid (received) during the period:
Interest (received)	$(813,040)	$(117,562)
Income tax paid	288,405	17,013

Supplemental Disclosure of non-cash financing activities:
Assets acquired under capital lease	$672,737	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Six months ended June 30, 2007 and 2006 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda Co.®, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™, a high energy drink, Jones Naturals™, a non-carbonated juice and tea drink and Jones 24C™, an enhanced water beverage. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2006, as amended by note 2(f) below, included in our annual report on Form 10-K/A.

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

We expense advertising costs as incurred. During the three-month period ended June 30, 2007, we incurred advertising costs of $2,130,698 (2006-$1,248,610).

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

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. However, net operating losses not yet utilized can be subject to adjustment by the Internal Revenue Service (IRS). We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense. There is no material interest expense or penalties accrued at June 30, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. As of June 30, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

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

Inventory has been stated at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. Finished goods inventory older than 12 months is considered obsolete and expensed as cost of goods sold.

	June 30, 2007	December 31, 2006
Finished goods	$5,863,291	$2,919,396
Raw materials	2,002,142	2,863,671

	$7,865,433	$5,783,067

4.	Segmented information and export sales:

We operate in one industry segment, with operations during 2007 primarily in the United States and Canada. During the six-month period ended June 30, 2007 sales in the United States were approximately $19,395,000 (2006—$16,027,000), sales in Canada were approximately $2,531,000 (2006—$2,720,000), and sales to other countries totaled approximately $274,000 (2006—$39,000). Sales have been assigned to geographic locations based on the location of customers.

5.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Earnings for the period	$40,726	$2,313,795	$99,039	$2,316,337
Weighted average number of common stock outstanding:
Basic	25,771,972	22,891,891	25,782,275	22,321,479
Dilutive stock options	613,762	1,099,598	529,339	1,003,351

Diluted	26,385,734	23,991,489	26,311,614	23,324,830
Earnings per share:
Basic	$0.00	$0.10	$0.00	$0.10
Diluted	$0.00	$0.10	$0.00	$0.10

6.	Shareholders’ equity:

(a)	Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,077,350 in net proceeds after underwriting costs and expenses.

(b)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2005	1,782,000	$1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	4.05
Option granted	339,500	19.19
Options exercised	(490,555)	(2.26)
Options cancelled	(23,375)	(13.98)

Balance at June 30, 2007	1,249,595	$8.68

Exercisable, June 30, 2007	738,774	$4.28

The following table summarizes information about stock options outstanding and exercisable under the Plans at June 30, 2007:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.25 to $0.50	80,000	0.78	$0.30	80,000	0.78	$0.30
$1.10 to $2.99	142,500	1.38	$2.00	142,500	1.38	$2.00
$3.00 to $4.00	236,250	2.45	$3.98	236,250	2.45	$3.98
$4.01 to $5.01	11,875	3.11	$5.01	11,875	3.11	$5.01
$5.01 to $9.33	452,470	3.94	$7.22	268,149	3.76	$6.90
$9.34 to $22.95	326,500	4.85	$19.21	—	—	—

	1,249,595		$8.68	738,774		$4.28

The total intrinsic value for options exercised during the three and six months ended June 30, 2007 was $7,465,000 and $9,325,000, respectively. The total intrinsic value for options exercised during the three and months ended June 30, 2006 was $195,000 and $1,883,000, respectively.

The aggregate intrinsic value of options outstanding at June 30, 2007 was $6,670,000 and for options exercisable was $7,198,000.

During the six-month period ended June 30, 2007, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Expected stock price volatility Basic	55.0%	48%	55.0%	48%
Risk-free interest rate	4.87%	5.16%	4.87%	5.16%
Expected term (in years)	2.75 years	3 years	2.75 years	3 years
Weighted-average grant date fair-value	$4.88	$2.26	$4.88	$1.86

Under the terms of our stock option plan, our Board of Directors may grant options to employees, officers, directors and consultants. The plan provides for granting of options at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7 vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted. Options granted generally have a five-year term.

At June 30, 2007, we had $2,529,000 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted-average period of up to 34 months.

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

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the three months ended June 30, 2006, we recorded a tax benefit of $1,482,934 by reversing a significant portion of the valuation allowance and recording the tax benefit. No such tax benefit was recorded in the three-month period ended June 30, 2007.

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

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to shareholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to shareholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock option programs that were credited to shareholders’ equity were approximately $2,312,000 and $2,966,000 for the three and six months ended June 30, 2007, respectively. There were no similar reductions for the same periods in 2006.

8.	Commitments

Payments due by period
(Dollars in Thousands )	Total	Less than 1 Year	Years 2-3	Years 4-5
Purchase Obligations	$11,294	$6,988	$2,068	$2,238

During the quarter ended June 30, 2007 we had commitments aggregating approximately $11,294,000, which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and pouring rights at Qwest Field under our Sponsorship Agreement with the Seattle Seahawks. These obligations vary in terms.

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

We also participate in the carbonated soft drink (CSD) industry through distribution and sales of our 12-ounce cans of Jones Pure Cane Soda through National Beverage Corp. in grocery and mass merchant channels in the U.S.

We are a Washington corporation and our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this report and the summary of accounting policies and notes to the financial statements for the year ended December 31, 2006, included in our annual report on Form 10-K/A.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

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

We recognize revenue from the sale of concentrate to National Beverage Corp. on a gross basis and recognize income upon receipt of concentrate by National Beverage. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. All sales of concentrate to National Beverage are final sales and we have a “no return” policy with them.

Licensing revenue is recorded when we receive a sale confirmation from the third party, and reflect amounts realized net of provisions for sales returns.

We provide for slotting fees or similar arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time we have incurred the obligation, if earlier) unless we receive a benefit over a period of time, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period of 12 months.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the six-month period ended June 30, 2007, our revenue was reduced by $336,893 on account of cash considerations and promotion allowances, compared to a reduction of $95,259 in the comparable six-month period in 2006.

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

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over 12 months from production date. During the six months ended June 30, 2007, we increased inventory obsolescence provisions for HFCS raw material and finished goods inventory to allow for estimated obsolescence, as we have now converted our production to Pure Cane Sugar. At June 30, 2007 we had an inventory obsolescence provision of $291,000 (2006-$56,000).

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management determined it was more likely than not that the deferred tax asset would be realized and has, as such, reversed the valuation allowance against U.S. federal deferred tax assets in second quarter of 2006. As at December 31, 2006, we had loss carryforwards of approximately $4,024,000 that can be deducted against income in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the six-month period ended June 30, 2007 pursuant to FIN 48.

As of June 30, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

Stock-based compensation

We have adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method in 2006. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations for the Three and Six Months Ended June 30, 2007

Revenue

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Revenue	$13,012	$10,026	29.8%	$22,201	$18,787	18.2%

For the three months ended June 30, 2007, revenues were approximately $13,012,000, an increase of $2,986,000, or 29.8% over the $10,026,000 in revenues for the three months ended June 30, 2006. The increase in revenues was primarily attributable to a) increased case sales through our DTR and DSD networks and b) sales of concentrate to National Beverage Corp.

For the six-month period ended June 30, 2007, revenues were approximately $22,201,000, an increase of $3,414,000, or 18.2%, over the $18,787,000 in revenues for the six-month period ended June 30, 2006. In addition to the factors listed for the three months ended June 30, 2007, this increase in revenue reflects a higher overall price per case in 2007.

The increase in revenues in our DTR network was due to increased case sales to Panera Bread, as well as initial shipments of Jones Pure Cane Soda bottles to Wal-mart, Sam’s Club and Ruby Tuesday. This was offset by the reduction of sales to Starbucks during the quarter, as Starbucks stopped purchasing Jones Pure Cane Soda for its stores in the U.S.

The overall increase in revenues in our DSD network during the quarter was due to increased case sales in the Northeast, Southwest and Western Canada, although these increases were partially offset by decreased case sales in the Midwest and Northwest.

In addition, revenues for 2007 include sales of 24C, our enhanced water beverage, for which we had no sales in the first six months of 2006.

Consolidated case sales of all products (finished products and concentrate) for the six months ended June 30, 2007 expressed as 288-ounce equivalent cases were 3,445,000. This represents an increase of 1,859,000 cases or 117% over total case sales for the comparable six-month period in 2006.

Concentrate case sales for 2007 include sales for concentrate of Jones Pure Cane Soda and Jones Energy to National Beverage during the quarter and year-to-date. Concentrate case sales in 2006 consisted solely of sales during the second quarter of 2006 of Jones Energy concentrate to National Beverage for sale through Costco.

288-ounce equivalent case sales

	Six months ended June 30,
	2007	2006	Change
Finished products case sales	1,544,666	1,310,063	17.9%
Concentrate case sales	1,900,419	276,000	588.6%

Total case sales	3,445,085	1,586,063	117.2%

Gross Profit

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Gross profit	$4,449	$3,806	16.9%	$7,965	$6,926	15%
Percentage of revenue	34.2%	38.0%		35.9%	36.9%

For the three-month period ended June 30, 2007, gross profit increased by approximately $643,000 or 16.9% over the $3,806,000 in gross profit for the three-month period ended June 30, 2006. For the three-month period ended June 30, 2007, gross profit as a percentage of revenue decreased to 34.2% from 38.0% for the comparable period in 2006. The increase in gross profit was primarily attributable to increased case sales of bottles and increased sales of concentrate, which have higher margins than sales of finished goods.

The decrease in gross profit as a percentage of revenue for the three-month period ended June 30, 2007, was due to product mix and channel mix. Our gross margins on DTR are lower than DSD and during the quarter we sold a higher proportion of DTR than the same period in 2006. We also increased provisions for the obsolescence of our high-fructose corn syrup (HFCS) inventory during this period. For the three-month period ended June 30, 2007 we increased our inventory provisions by $219,000.

For the six-month period ended June 30, 2007, gross profit increased by approximately $1,039,000 or 15.0% over the $6,926,000 in gross profit for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2007, gross profit as a percentage of revenue decreased to 35.9% from 36.9% for the comparable period in 2006. The increase in gross profit was also attributable to increased case sales of our 12 ounce bottles and increased sales on concentrate, which have higher margins than sales of finished products.

The decrease in gross profit as a percentage of revenue for the six-month period ended June 30 2007, was also attributable to product and channel mix, and increased provisions for the obsolescence of our high-fructose corn syrup (HFCS) inventory during this period.

Licensing Revenue

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Licensing revenue	$48.0	$146	(67.1)%	$194	$284	(31.7)%

Licensing revenue during the second quarter of 2007 was primarily due to our exclusive arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. Licensing revenue for the six-month period ended June 30, 2007 also included royalties on the sale of remaining HFCS inventory through Target Corporation. In contrast, for the comparable periods in 2006, licensing revenue consisted primarily of royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation that expired on December 31, 2006, and to a lesser extent our licensing arrangement with Big Sky Brands.

For the three-month period ended June 30, 2007 we received royalty payments under these arrangements of approximately $48,000 representing a decrease of 67.1% from the same period last year. For the six-month period ended June 30, 2007 we received royalty payments under these arrangements of approximately $194,000 representing a decrease of 31.7% from the same period last year.

Total Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Promotion and selling	$3,474	$1,993	74.3%	$5,833	$4,108	42%
General and administrative	$1,527	$1,124	35.8%	$3,258	$2,222	46.6%

Total operating expenses	$5,001	$3,117	60.4%	$9,091	$6,330	43.6%
Percentage of revenue	38.4%	31.1%		40.9%	33.7%

Total operating expenses for the three-month period ended June 30, 2006 were approximately $5,001,000, an increase of $1,884,000 or 60.4% over operating expenses of $3,117,000 for the three-month period ended June 30, 2006.

For the three-month period ended June 30, 2007, total operating expenses as a percentage of revenue increased to 38.4% from 31.1% over the comparable period in 2006. The increase in total operating expenses was primarily attributable to an increase in promotion and selling expenses, depreciation, stock-based compensation expenses and general and administrative expenses.

Total operating expenses for the six-month period ended June 30, 2007 were approximately $9,091,000, an increase of $2,761,000 or 43.6% over operating expenses of $6,330,000 for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2007, total operating expenses as a percentage of revenue increased to 40.9% from 33.7% over the comparable period in 2006. The increase in total operating expenses was primarily attributable to an increase in promotion and selling expenses, depreciation, stock-based compensation expenses and general and administrative expenses. Changes in promotion and general and administrative expenses are explained in greater detail below.

Promotion and Selling Expenses

	Three months ended June 30,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Promotion and selling	$3,474	$1,993	74.3%	$5,833	$4,108	42.0%
Percentage of revenue	26.7%	19.9%		26.3%	21.9%

Promotion and selling expenses for the three months ended June 30, 2007 were $3,474,000 representing an increase of $1,481,000 over promotion and selling expenses of $1,993,000 for the three-month period ended June 30, 2006. Promotion and selling expenses as a percentage of revenue increased to 26.7% for the three-month period ended June 30, 2007 from 19.9% over the comparable period in 2006. The increase in promotion and selling expenses for the three months ended June 30, 2007 was due to an increase in the number of sales and marketing employees in the first six months of 2007, resulting in overall increased compensation expense. Expenses for 2007 also include salaries for our Executive Vice President Sales and Marketing and Vice President Marketing, both of whom were hired in the second quarter of fiscal 2007 and for which there were no comparable executive expenses in 2006. In addition, we incurred increased promotion and selling expenses for our DSD and CSD channels, such as Zumiez Couch Tour and various other marketing initiatives. By contrast, promotion and selling expenses for the comparable periods of 2006 reflected a decrease in distributor programs within the DSD network from prior periods.

At June 30, 2007, we had 45 employees in sales and marketing compared to 30 such employees at June 30, 2006.

Promotion and selling expenses for the six-months ended June 30, 2007 were $5,833,000, representing an increase of $1,725,000 over promotion and selling expenses of $4,108,000 for the six-month period ended June 30, 2006. Promotion and selling expenses as a percentage of revenue increased to 26.3% for the six-month period ended June 30, 2007 from 21.9% over the comparable period in 2006. The increase in promotion and selling expenses for the six months ended June 30, 2007 was also due to the increase in sales and marketing employees and increased programs within our DSD and CSD channels.

General and Administrative Expenses

	Three months ended June 30 ,			Six months ended June 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
General and administrative	$1,527	$1,124	35.8%	$3,258	$2,222	46.6%
Percentage of revenue	11.7%	11.2%		14.7%	11.8%

General and administrative expenses for the three-month period ended June 30, 2007 were $1,527,000, representing an increase of $403,000, or 35.8% compared to $1,124,000 for the three-month period ended June 30, 2006. General and administrative expenses as a percentage of revenue increased to 11.7% for the three months ended June 30, 2007 from 11.2% for the comparable period in 2006. The increase in general and administrative expenses was due to an increased in hiring in our operations department, an increase in legal and compliance costs, consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization, stock-based compensation expenses and insurance costs.

General and administrative expenses for the six-month period ended June 30, 2007 were $3,258,000, representing an increase of $1,036,000, or 46.6% compared to $2,222,000 for the six-month period ended June 30, 2006. General and administrative expenses as a percentage of revenue increased to 14.7% for the six-months ended June 30, 2006 from 11.8% for the comparable period in 2006. The increase in general and administrative expenses was due to a significant increase in audit fees, an increase in tax consulting fees, consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization, directors fees, legal fees and compliance costs. This was offset by a decrease in stock-based compensation expenses from the same period last year.

Interest income, net

For the three-month period ended June 30, 2007, interest income was approximately $416,000 compared to interest income of approximately $101,000 in same period in 2006. For the six months ended June 30, 2007, interest income was approximately $857,000 compared to interest income of approximately $113,000 in same period in 2006. Interest income consists of interest income earned on cash on-hand and short-term investments and increased cash from operations. Currently, cash and cash from operations are invested in money market and short-term fixed-income instruments. The increase in interest income is due to interest income on investments from the net proceeds from our PIPE financing in June 2006.

Income taxes

The tax recovery for the three and six months ended June 30, 2007, is based on an expected annual effective tax rate of 37.50%, compared to a U.S. statutory rate of 34%. The actual effective tax rate for the three and six month period ended June 30, 2007 differs due to the effect of stock option exercises that are not predictable in nature.

The tax provision for the three months ended June 30, 2006, is based on an effective tax rate of 39% compared to a U.S. statutory rate of 34%. The tax provision was reduced primarily due to the reversal of the valuation allowance of deferred taxes in the amount of $1,483,000.

Our effective tax rate is based on recurring factors, including the geographical mix of income before taxes and the related effective tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.

Net Income

Net income for the three and six months ended June 30, 2007 were approximately $41,000 and $99,000 respectively. This compares to net income of $2,314,000 and $2,316,000 respectively, for the three and six months ended June 30, 2006. The decrease in net income for the comparable periods was due to an increase in gross profit from increased sales and which were offset by an increase in operating expenses. Operating expenses increased due to increased trade promotion spending, increased expenses related to increased hiring in sales, marketing and operations departments, depreciation and amortization and compliance costs.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were approximately $30,542,000 as of June 30, 2007 compared to approximately $30,224,000 as of December 31, 2006. Net cash used in operating activities was approximately $464,000 for the six-month period ended June 30, 2007, primarily for working capital items, such as inventory and prepaid expenses. The increase in inventory is due a seasonal buildup of inventory. The increase in prepaid expenses is due to prepayments of insurance and promotion expenses. Investing activities provided approximately $661,000 for the six-month period ended June 30, 2007, primarily due to sale of short-term investments offset by purchases of capital assets and other assets. Net cash provided by financing activities was approximately $1,065,000 for the six-month period ended June 30, 2007, and consisted of proceeds from the exercise of stock options.

On June 27, 2007, we extended our existing $5,000,000 revolving credit facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A., for a further two-month period, expiring August 25, 2007. The amount available for borrowing from time to time under the revolving line of credit is dependent upon the levels of our accounts receivable and inventory. Borrowings under the credit facility bear interest at prime plus 0.5% per annum (8.25% at June 30, 2007). As of June 30, 2007, we had no borrowings outstanding on this line of credit. As of June 30, 2007, $191,000 included in cash and cash equivalents was subject to a one-day hold with Greater Bay Business Funding to allow for the application of funds.

As of June 30, 2007, we had working capital of approximately $40,771,000 compared to working capital of approximately $39,474,000 as of December 31, 2006. Increase in working capital was due to increased levels of inventory, deferred income tax asset and prepaid expenses.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit will provide sufficient liquidity to meet our foreseeable cash requirements for operations, planned capital expenditures and slotting fees for at least the next twelve months.

Accounts receivable decreased from December 31, 2006 to June 30, 2007 from approximately $6,914,000 to approximately $5,835,000. This decrease was primarily due to increased collections of receivables at quarter-end. Accounts payable increased from December 31, 2006 to June 30, 2007 from approximately $5,447,000 to approximately $ 6,746,000. This increase was primarily due to increased accruals for purchases of inventory, services and trade promotion expenses at June 30, 2007.

During the quarter ended June 30, 2007 we had commitments aggregating approximately $11,294,000, which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and pouring rights at Qwest Field under our Sponsorship Agreement with the Seattle Seahawks. These obligations vary in terms and commits us to payments from 2007 to 2011.

Off-Balance Sheet Arrangements

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

Investor Relations

During the three months ended June 30, 2007, we conducted our investor relations activities with in-house personnel and with our investor relations consulting firm, Integrated Corporate Relations Inc. We sent out copies of news or press releases, corporate brochures, made presentations at investor conferences and held a quarterly investor conference call.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks to which we are exposed are competition within the beverage industry and fluctuations in energy and commodity prices affecting the cost of raw materials and also the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because of our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are subject to foreign exchange risk due our sales and co-packing operations in Canada, for which we do not currently engage in any foreign currency hedging activities. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives.

At June 30, 2007, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the three months ended June 30, 2007, we did not make any draws on our line of credit.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•

including our ability to secure favorable and timely listing arrangements with retailers in the CSD channel, our ability to manage expenses of the CSD roll-out, our ability to execute our CSD marketing programs, market acceptance of our products, and the impact of the can expansion on our other distribution channels;

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

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; and

•	our ability to develop and market various products under our agreement with the Seattle Seahawks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2007 annual meeting of shareholders on May 31, 2007. At the meeting, the shareholders voted on the following matters:

The shareholders elected the following six directors, receiving the number of votes set forth opposite their respective names:

	Votes For	Votes Withheld
Peter M. van Stolk	22,416,434	186,082
Scott Bedbury	22,048,395	554,121
Michael M. Fleming	22,330,665	271,851
John J. Gallagher, Jr.	22,321,339	281,177
Stephen C. Jones	22,399,316	204,500
Richard S. Eiswirth Jr	22,395,334	207,182
Alfred W. Rossow, Jr.	22,391,694	210,822

The shareholders ratified the amendment to our 2002 Stock Option Plan and Restricted Stock Plan, by a vote of 6,374,755 shares for, 1,037,965 shares against and 140,041 shares abstaining.

The shareholders approved the adoption of the Company’s 2007 Employee Stock Purchase Plan, by a vote of 6,812,816 shares for, 624,810 shares against and 115,308 shares abstaining.

Finally, the shareholders approved and the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007, by a vote of 22,168,291 shares for, 38,500 shares against and 396,824 shares abstaining.

ITEM 6. EXHIBITS

10.1††	Sponsorship Agreement among Jones Soda Co., Football Northwest, LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. entered into May 22, 2007.

10.2	Employment offer letter with Peter Burns, dated April 3, 2007

31.1	Certification of Peter M. van Stolk, Chief Executive Officer

31.2	Certification of Hassan N. Natha, Chief Financial Officer

32.1	Certification of Peter M. van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††

Certain portions of this exhibit have been omitted and filed with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 9, 2007

JONES SODA CO.

By:	/s/ Peter M. van Stolk
Peter M. van Stolk President and Chief Executive Officer (principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha Chief Financial Officer (principal financial and accounting officer)