Form 10-Q
period 2007-09-30
JONES SODA CO
filed 2007-11-09
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 15, 2007, the issuer had 26,164,617 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index		Page

EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4

	b) Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	5

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2007 (Unaudited) and the year ended December 31, 2006	6

	d) Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	7

	e) Notes to Interim Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk factors	24

Item 5	Other Information	25

Item 6	Exhibits	25

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2007 with comparative figures for December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,736,416	$13,905,870
Short-term investments	9,627,662	16,318,510
Accounts receivable	6,943,239	6,914,422
Taxes receivable	162,438	—
Inventory (note 3)	6,761,745	5,783,067
Deferred income tax asset (note 7)	126,190	1,507,145
Prepaid expenses	1,705,497	712,690

	44,063,187	45,141,704
Deferred income tax asset (note 7)	2,955,886	427,993
Capital assets	981,741	756,618
Other assets	1,670,496	1,414,138
Intangible assets	176,883	211,931

	$49,848,193	$47,952,384

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,046,391	$5,446,953
Current portion of capital lease obligations	164,387	70,471
Taxes payable	—	150,141

	6,210,778	5,667,565
Capital lease obligations, less current portion	510,653	15,329
Commitments and Contingencies (note 8)
Shareholders’ equity
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 26,164,617 common shares (2006 – 25,637,491)	43,516,854	41,890,777
Additional paid-in capital	3,453,139	2,832,865
Accumulated other comprehensive income	131,374	96,016
Deficit	(3,974,605)	(2,550,168)

	43,126,762	42,269,490

	$49,848,193	$47,952,384

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months and nine months ended September 30, 2007 and 2006

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenue - net	$11,737,462	$10,200,843	$33,932,419	$28,987,200
Cost of goods sold	8,374,986	6,598,942	22,770,207	18,489,308

Gross profit	3,362,476	3,601,901	11,162,212	10,497,892
Licensing revenue	87,082	274,593	280,824	558,645

	3,449,558	3,876,494	11,443,036	11,056,537
Operating expenses (1) :
Promotion and selling	4,276,215	2,688,530	10,103,523	6,814,705
General and administrative	1,842,969	1,061,143	4,940,776	3,234,476

	6,119,184	3,749,673	15,044,299	10,049,181

Earnings (loss) before interest income and income taxes	(2,669,626)	126,821	(3,601,263)	1,007,356
Interest/other income, net	492,359	438,958	1,349,715	552,305

Earnings (loss) earnings before income tax	(2,177,267)	565,779	(2,251,548)	1,559,661
Income tax benefit (expense) (note 7)
Current	(139,221)	(141,875)	(286,081)	(302,354)
Deferred	793,012	(229,130)	1,113,192	1,253,804

	653,791	(371,005)	827,111	951,450

Earnings (loss) earnings for the period	$(1,523,476)	$194,774	$(1,424,437)	$2,511,111

Earnings (loss) per share, basic	$(0.06)	$0.01	$(0.05)	$0.11
Earnings (loss) per share, diluted	$(0.06)	$0.01	$(0.05)	$0.10

Weighted average number of common stock
Basic	26,136,560	25,345,494	25,902,076	23,344,126
Diluted	26,136,560	26,276,553	25,902,076	24,251,625

(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$160,400	$63,970	$359,488	$282,850
General and administrative	$234,600	$123,130	$568,830	$543,678

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Nine months ended September 30, 2007 (Unaudited)

Year ended December 31, 2006

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2005	21,616,596	$12,491,133	$764,622	$107,752	$(7,016,872)	$6,346,635
Cumulative effects of adjustments resulting from the adoption of SAB No. 108	—	—	—	—	(107,735)	(107,735)
Shares issued for PIPE	3,157,895	28,077,350	—	—	—	28,077,350
Options exercised	863,000	1,223,950	—	—	—	1,223,950
Stock options exercised, including benefits	—	98,344	1,011,116	—	—	1,109,460
Stock-based compensation expense	—	—	1,057,127	—	—	1,057,127
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(11,736)	—	—
Earnings for the year	—	—	—	—	4,574,439	—
Comprehensive income for the year	—	—	—	—	—	4,562,703

Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490
Options exercised	527,126	1,318,033	—	—	—	1,318,033
Stock-based compensation expense	—	—	928,318	—	—	928,318
Exercise of stock options	—	308,044	(308,044)	—	—	—
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	35,358	—	—
Loss for the period	—	—	—	—	(1,424,437)	—
Comprehensive loss for the period						(1,389,079)

Balance, September 30, 2007	26,164,617	$43,516,854	$3,453,139	$131,374	$(3,974,605)	$43,126,762

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2007 and 2006

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$(1,424,437)	$2,511,111
Items not involving cash:
Depreciation and amortization	670,106	185,628
Deferred income taxes	(1,113,192)	(1,253,804)
Stock based compensation expense	928,318	826,528
Changes in assets and liabilities:
Accounts receivable	(28,817)	(689,479)
Inventory	(978,678)	(461,066)
Prepaid expenses	(992,807)	(143,778)
Taxes payable	(150,141)	226,384
Accounts payable and accrued liabilities	599,438	1,759,850
Taxes receivable	(162,438)	—

Net cash from (used in) operating activities	(2,652,648)	2,961,374
Cash flows from (used in) investing activities:
Sale (purchase) of short-term investments	6,690,848	(16,397,174)
Purchase of capital assets	(441,415)	(358,834)
Purchase of intangible assets	—	(177,277)

Net cash from (used in) investing activities	6,249,433	(16,933,285)
Cash flows from (used in) financing activities:
Repayment of capital lease obligations	(84,272)	(86,473)
Net proceeds from PIPE	—	28,080,142
Proceeds from exercise of options	1,318,033	809,693

Net cash from financing activities	1,233,761	28,803,362

Net increase in cash and cash equivalents	4,830,546	14,831,451
Cash and cash equivalents, beginning of period	13,905,870	1,176,101

Cash and cash equivalents, end of period	$18,736,416	$16,007,552

Cash paid (received) during the period:
Interest received	$(1,288,741)	$(264,606)
Income tax paid	591,463	132,710
Supplemental Disclosure of non-cash financing activities:
Assets acquired under capital lease	$672,737	—

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Nine months ended September 30, 2007 and 2006 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda Co.®, Jones Organics™, a ready to drink organic tea, Jones Energy™, a high energy drink, WhoopAss™ , a high energy drink, Jones Naturals™, a non-carbonated juice and tea drink and Jones 24C™, an enhanced water beverage. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., as well as two non-operating subsidiaries, Whoopass USA Inc. and myJones.com Inc.

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

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but not limited to, the inventory valuation, depreciable lives of capital assets, prepaid assets, other assets and intangible assets, receivables valuation, stock-based compensation expense, income taxes, valuation allowance for deferred income tax assets and contingencies. Actual results could differ from those estimates.

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

(d)	Income taxes:

In September 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast outcomes. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. However, net operating losses not yet utilized can be subject to adjustment by the Internal Revenue Service (IRS). We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense. There is no material interest expense or penalties accrued at September 30, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. As of September 30, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

(e)	Recently issued accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

(f)	Advertising:

We expense advertising costs as incurred. During the nine-month period ended September 30, 2007, we incurred advertising costs of approximately $6,191,000 (2006-$4,391,000).

(g)	Cash and cash equivalents:

We consider all highly liquid and short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

Inventory has been stated at the lower of cost and estimated net realizable value and includes adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. Finished goods inventory older than 12 months are considered obsolete and expensed as cost of goods sold.

	September 30, 2007	December 31, 2006
Finished goods	$4,407,326	$2,919,396
Raw materials	2,354,419	2,863,671

	$6,761,745	$5,783,067

4.	Segmented information and export sales:

We operate in one industry segment, with operations during 2007 primarily in the United States and Canada. During the nine-month period ended September 30, 2007, sales in the United States were approximately $29,132,000 (2006—$25,055,000), sales in Canada were approximately $4,422,000 (2006—$3,836,000), and sales to other countries totaled approximately $378,000 (2006—$96,000). Sales have been assigned to geographic locations based on the location of customers.

During the nine-month period ended September 30, 2007, revenues from one customer represented $5,038,000 (2006 – none) of the total revenue.

5.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Earnings (loss) for the period	$(1,523,476)	$194,774	$(1,424,437)	$2,511,111
Weighted average number of common stock outstanding:
Basic	26,136,560	25,345,494	25,902,076	23,344,126
Dilutive stock options	—	931,059	—	907,499

Diluted	26,136,560	26,276,553	25,902,076	24,251,625
Earnings (loss) per share:
Basic	$(0.06)	$0.01	$(0.05)	$0.11
Diluted	$(0.06)	$0.01	$(0.05)	$0.10

6.	Shareholders’ equity:

(a) Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,077,350 in net proceeds after underwriting costs and expenses.

(b) Stock options:

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2005	1,782,000	$1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	4.05
Option granted	339,500	19.19
Options exercised	(527,126)	(2.50)
Options cancelled	(54,958)	(13.88)

Balance at September 30, 2007	1,181,441	$8.64

Exercisable, September 30, 2007	838,316	$5.13

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at September 30, 2007:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.25 to $0.50	80,000	0.53	$0.30	80,000	0.53	$0.30
$1.10 to $2.99	137,500	1.13	$2.00	137,500	1.13	$2.00
$3.00 to $4.00	232,500	2.20	$3.98	232,500	2.20	$3.98
$4.01 to $5.01	11,375	2.86	$5.01	11,375	2.86	$5.01
$5.01 to $9.33	411,316	3.69	$7.25	341,120	3.51	$6.89
$9.34 to $22.95	308,750	4.60	$19.24	35,821	4.60	$18.67

	1,181,441		$8.64	838,316		$5.13

The total intrinsic value for options exercised during the three and nine months ended September 30, 2007 was $354,000 and $9,679,000 respectively. The total intrinsic value for options exercised during the three and nine months ended September 30, 2006 was $999,000 and $2,883,000 respectively.

The aggregate intrinsic value of options outstanding at September 30, 2007 was $6,261,000 and for options exercisable was $6,045,000.

During the nine-month period ended September 30, 2007, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

(c) Restricted Stock awards:

During the quarter ended September 30, 2007, the Board of Directors granted 140,000 restricted shares (“RSUs”) to certain employees under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees upon receipt of the RSUs. The RSUs vest over a period of forty-two months in equal amounts every six months. As of September 30, 2007, the RSUs had an aggregate value of $264,000.

A summary of our RSUs activity is as follows:

	Restricted Shares	Weighted- Grant Date Fair Value	Weighted- Average Contractual Life
Non-vested RSUs at December 31, 2006	—	—
Granted	140,000	$10.12
Vested	—	—	—
Cancelled	(3,500)	($10.09)

Non-vested RSUs at September 30, 2007	136,500	$10.12	3.42 yrs

(d) Stock-based compensation expense:

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

The following table summarizes the stock-based compensation expense by type of awards:

	September 30, 2007	September 30, 2006
Stock options	$868,318	$826,528
RSUs	60,000	—

	$928,318	$826,528

RSUs are valued at the grant date market price of the underlying securities, and the compensation expense is recognized on a straight-line basis over the forty-two months vesting period based on the estimated number of awards expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model employing the following key assumptions. Expected stock price volatilities are based upon the historical volatility of our monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior.

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model;

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Expected stock price volatility Basic	55.0%	63.4%	55.0%	49.5%
Risk-free interest rate	4.87%	4.59%	4.87%	4.85%
Expected term (in years)	2.75 years	3 years	2.75 years	3 years
Weighted-average grant date fair-value	$4.88	$3.43	$4.88	$2.86

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimate forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

Under the terms of our Stock Option and Restricted Stock Plan, our Board of Directors may grant options or RSUs to employees, officers, directors and consultants. The plan provides for granting of options or RSUs at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants to vest over a period of forty-two months, with the first 1/7 vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted. Options granted generally have a five-year term.

At September 30, 2007, the unrecognized compensation expense related to stock options and non-vested restricted stocks were $2,207,000 and $1,215,000, respectively, which are to be recognized over a weighted-average periods of 2.75 years and 3.42 years, respectively.

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

During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that is more likely than not we would realize the deferred tax assets. Accordingly, during the three months ended September 30, 2006, we recorded a tax benefit of $1,482,934 by reversing a significant portion of the valuation allowance and recording the tax benefit.

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

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to shareholders’ equity. Tax deductions in excess of prior book expenses under FAS 123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to shareholders’ equity and reduce income taxes payable. During the quarter ended September 30, 2007, we reversed approximately $2,966,000 of these credits booked in prior quarters to shareholders equity as under FAS 123R a tax benefit and credit to additional paid-in capital for the excess deduction would not be recognized until that deduction reduces taxes payable. We do not expect to pay taxes in our US Subsidiary due to year-to-date operating losses. There were no similar reductions or adjustments for the same periods in 2006. Thus, as at September 30, 2007, we had approximately $2,986,000 of unrecorded deferred tax assets relating to tax deductions for stock option in excess of book deductions.

8.	Commitments and contingencies

Commitments

Payments due by period
(Dollars in Thousands )	Total	Less than 1 Year	Years 2-3	Years 4-5
Purchase Obligations	$7,971	$4,265	$1,768	$1,938

During the quarter ended September 30, 2007 we had commitments aggregating approximately $7,971,000 which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and commitments under our Sponsorship Agreement with the Seattle Seahawks in exchange for exclusive beverage rights for certain soft drinks at Qwest Field as well as signage, advertising and other promotional benefits to enhance our brand awareness. These obligations vary in terms.

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington at Seattle, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these six lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On November 5, 2007, motions seeking appointment as lead plaintiff were filed.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain our current officers and directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA. The Company also was named as a nominal defendant. Two other shareholders filed substantially similar derivative cases, one in the Superior Court for King County on September 25, 2007, and the other in U.S. District Court for the Western District of Washington at Seattle on November 2, 2007. Another shareholder filed a substantially similar derivative case on September 25, 2007. The complaints are based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington at Seattle and allege, among other things, that certain of our directors and officers breached their fiduciary duties and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. We expect that the two state court lawsuits will be consolidated. We expect that these two lawsuits will be consolidated and that a single consolidated complaint will be filed. The complaints are derivative in nature and do not seek monetary damages from us. However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. However, the derivative litigation may result in significant obligations for payment of defense costs and indemnification, which could be material.

We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

We are currently a party to other legal actions and claims arising out of the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations or financial condition.

In the normal course of business, we are party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

9.	Subsequent event

On November 8, 2007, we announced our entry into a Sponsorship & Beverage Availability Agreement with Brooklyn Arena, LLC (“Brooklyn Arena”) and New Jersey Nets Basketball, LLC (together with Brooklyn Arena, the “Brooklyn Parties”). The agreement has a commencement date of October 29, 2007; however, the agreement is subject to the approval of NBA Properties, Inc. and will not be effective until expressly approved by NBA Properties. As of the date of the filing of this Quarterly Report on Form 10-Q, NBA Properties has not approved the agreement.

The agreement provides us with certain sponsorship, promotional, media, hospitality and other rights in connection with (a) the New Jersey Nets basketball team and (b) a proposed new sports and entertainment arena that the Brooklyn Parties intend to develop at the intersection of Atlantic Avenue and Flatbush Avenue in Brooklyn, New York (the “Arena”).

The agreement has an effective date of October 29, 2007 and continues (unless terminated earlier) until seven years after the date upon which a temporary certificate of occupancy is obtained for the Arena (the “Opening Date”). However, if the Opening Date has not occurred by November 1, 2012, we may terminate the agreement.

In consideration for the rights under the agreement, we are obligated to pay to the Brooklyn Parties annual sponsorship fees, as well as provide beverage products as payment-in-kind.

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

We are a Washington corporation and our principal place of business is located at 234 9th Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

With respect to our DSD and DTR channels, our products are sold on various terms for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or distributor changes, we may take back product.

With respect to our CSD channel, we recognize revenue from the sale of concentrate to National Beverage Corp. on a gross basis and recognize income upon receipt of concentrate by National Beverage. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our manufacturing and distribution agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. All sales of concentrate to National Beverage are final sales and we have a “no return” policy with them, however, in limited instances, due to product quality or other custom package commitments, we may take back product.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

One important cost of our revenues is slotting fees. We pay for slotting fees or similar arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time we have incurred the obligation, if earlier) unless we receive a benefit over a period of time and we meet certain other criteria, such as retailer performance, recoverability and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period of 12 months. We evaluate slotting fees recoverability on a quarterly basis.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the three-month and nine-month periods ended September 30, 2007, our revenue was reduced by $1,310,000 (2006-$62,000) and $1,653,000 (2006-158,000), respectively, on account of cash considerations and promotion allowances.

We entered into a Sponsorship Agreement with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007 that provides us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits are recorded as an offset to our revenues over the contract period of the arrangement as required under Emerging Issues Task Force Issue No O1-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller or the Vendor’s Products).” For the nine-month period September 30, 2007, our revenue was reduced by approximately $119,000 relating to this agreement.

Allowance for Doubtful Accounts; Bad Debt Reserve

Management routinely estimates the collectability of our accounts receivable. Management analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

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

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over 12 months from production date. During the nine months ended September 30, 2007, we increased inventory obsolescence provisions for High Fructose Corn Syrup raw material and finished goods inventory to allow for estimated obsolescence, as we have now converted our production to Pure Cane Sugar. At September 30, 2007 we had an inventory obsolescence provision of $331,000 (2006-$85,000).

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes (in accordance with SFAS 109, “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset. With our improved profitability over the past three years, during which time we generated taxable income to utilize some of these loss carry-forwards, management determined it was more likely than not that the deferred tax asset would be realized and has, as such, reversed the valuation allowance against U.S. federal deferred tax assets in second quarter of 2006. As at September 30, 2007, no valuation allowance has been recorded for deferred taxes as we expect future income to fully utilize our deferred tax asset. As at December 31, 2006, we had loss carry-forwards of approximately $4,024,000 that can be deducted against income in future periods. As at September 30, 2007, we had approximately $2,986,000 of unrecorded deferred tax assets relating to tax deductions for stock option in excess of book deductions.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the nine-month period ended September 30, 2007 pursuant to FIN 48.

As of September 30, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

Contingencies

We are subject to the possibility of losses from various contingencies. See Item 1. – Legal Proceedings. Considerable judgment is necessary to estimate the probability and amount of loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge to operations for estimated costs of adjudication or settlement and unasserted claims existing as of the balance sheet date.

As of September 30, 2007, no loss contingencies have been accrued for any class action or derivative lawsuits, as we are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Stock-based compensation

We have adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method in 2006. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

During the quarter ended September 30, 2007, the Board of Directors granted restricted stock awards of 140,000 shares under our 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. Under the fair value recognition provision of SFAS 123R, share-based compensation cost for stock awards is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

We amortize stock-based compensation for both stock option grants and stock awards over a period of forty-two months, with the first 1/7 vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter.

Results of Operations for the Three and Nine Months Ended September 30, 2007

Revenue

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Gross Revenue	$13,047	$10,263	27.1%	$35,585	$29,145	22.1%
Less: Promotion allowances and slotting fees	(1,310)	(62)	2012.9%	(1,653)	(158)	946.2%
Net Revenue	$11,737	$10,200	15.1%	$33,932	$28,987	17.1%

For the three months ended September 30, 2007, net revenues were approximately $11,737,000, an increase of $1,537,000, or 15.1% over the $10,200,000 in revenues for the three months ended September 30, 2006. The increase in net revenues was primarily attributable to increased case sales through our DTR network and sales of concentrate to National Beverage Corp.

For the three-month period ended September 30, 2007, our gross revenue was reduced by $1,310,000 on account of promotion allowances and slotting fees, compared to a reduction of $62,000 in the comparable three-month period in 2006.

For the nine-month period ended September 30, 2007, net revenues were approximately $33,932,000, an increase of $4,945,000, or 17.1%, over the $28,987,000 in net revenues for the nine-month period ended September 30, 2006. In addition to the factors listed for the three months ended September 30, 2007, this increase in net revenue reflects a higher overall price per case in 2007.

For the nine-month period ended September 30, 2007, our gross revenue was reduced by $1,653,000 on account of promotion allowances and slotting fees, compared to a reduction of $158,000 in the comparable nine-month period in 2006.

The increase in revenues in our DTR network was due to increased case sales to Wal-mart, Sam’s Club and shipments of 24C to Winco. This was offset by the reduction of sales to Starbucks during the quarter, as Starbucks stopped purchasing Jones Pure Cane Soda for its stores in the U.S. in the second quarter of 2007.

Revenues in our DSD network increased for the quarter. Increased case sales in the Northeast, Southeast, Northwest, Eastern Canada and Western Canada were partially offset by decreased case sales in the Midwest and Southwest.

In addition, revenues for the three and nine-months ended September 30, 2007 include sales of 24C, our enhanced water beverage, and sales under our Sponsorship Agreement with the Seattle Seahawks, for which we had no comparable sales in the first nine months of 2006.

Consolidated case sales of all products (including all finished products and concentrate sales through our DSD, DTR and CSD channels) for the nine-months ended September 30, 2007 expressed as 288-ounce equivalent cases were 5,010,000. This is an increase of 2,708,000 cases or 117.6% over total case sales for the comparable nine-month period in 2006. Total case sales for the third quarter were 1,565,000 compared to 716,000 for the same period in 2006. This is an increase of 119% over the prior year.

Concentrate case sales for the nine-months ended September 30, 2007 include sales for concentrate of Jones Pure Cane Soda and Jones Energy to National Beverage during the quarter and nine months. Concentrate case sales in the same period of 2006 consisted solely of sales during the second quarter of 2006 of Jones Energy concentrate to National Beverage for sale through Costco. During 2007, we have significantly increased the number of retail stores carrying our 12 ounce product. The number of stores available to carry our product increased from approximately 1,400 stores to approximately 15,000 stores. We acquired this increased distribution through our sales and marketing efforts throughout the year and also through the payment of slotting fees.

288-ounce equivalent case sales

	Nine months ended September 30,
	2007	2006	Change
Finished products case sales	2,433,000	2,026,000	20.1%
Concentrate case sales	2,577,000	276,000	833.7%

Total case sales	5,010,000	2,302,000	117.6%

Gross Profit

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Gross profit	$3,362	$3,601	(6.6)%	$11,162	$10,497	6.3%
Percentage of revenue	28.6%	35.3%		32.9%	36.2%

For the three-month period ended September 30, 2007, gross profit decreased by approximately $239,000 or 6.6% over the $3,601,000 in gross profit for the three-month period ended September 30, 2006. For the three-month period ended September 30, 2007, gross profit as a percentage of revenue decreased to 28.6% from 35.3% for the comparable period in 2006. The decrease in gross profit for the quarter was primarily attributable to increased amortization of promotion allowances and slotting fees partially offset by increased margins on case sales of bottles and concentrate.

The decrease in gross profit as a percentage of revenue for the three-month period ended September 30, 2007, was due to increased amortization of promotion allowances and slotting fees partially offset by increased margins on case sales of bottles and concentrate. Our gross margins on DTR are lower than DSD and during the quarter we sold a higher proportion of DTR than the same period in 2006. We also marginally increased provisions for the obsolescence of our inventory during this period.

For the nine-month period ended September 30, 2007, gross profit increased by approximately $664,000 or 6.3% over the $10,497,000 in gross profit for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, gross profit as a percentage of revenue decreased to 32.9% from 36.2% for the comparable period in 2006. The decrease in gross profit for the nine-month period September 30, 2007 was attributable to increased amortization of promotion allowances and slotting fees which reduced revenues by $1,653,000, though such decrease was somewhat offset by increased case sales of our 12 ounce bottles and concentrate.

The decrease in gross profit as a percentage of revenue for the nine-month period ended September 30 2007 was also attributable to product and channel mix.

Licensing Revenue

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Licensing revenue	$87	$275	(68.4)%	$281	$559	(49.7)%

Licensing revenue during the third quarter of 2007 was primarily due to our exclusive arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. Licensing revenue for the nine-month period ended September 30, 2007 also included royalties on the sale of remaining HFCS inventory through Target Corporation. In contrast, for the comparable periods in 2006, licensing revenue consisted primarily of royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation that expired on December 31, 2006, and to a lesser extent our licensing arrangement with Big Sky Brands.

For the three-month period ended September 30, 2007 we received royalty payments under these arrangements of approximately $87,000 representing a decrease of 68.4% from the same period last year. For the nine-month period ended September 30, 2007 we received royalty payments under these arrangements of approximately $281,000 representing a decrease of 49.7% from the same period last year.

Total Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Promotion and selling	$4,276	$2,689	59.0%	$10,103	$6,815	48.2%
General and administrative	$1,843	$1,061	73.7%	$4,940	$3,234	52.8%

Total operating expenses	$6,119	$3,749	63.2%	$15,044	$10,049	49.7%
Percentage of revenue	52.1%	36.7%		44.3%	34.6%

Total operating expenses for the three-month period ended September 30, 2007 were approximately $6,119,000, an increase of $2,369,000 or 63.2% over operating expenses of $3,749,000 for the three-month period ended September 30, 2006.

For the three-month period ended September 30, 2007, total operating expenses as a percentage of revenue increased to 52.1% from 36.7% over the comparable period in 2006. The increase in total operating expenses was primarily attributable to an increase in trade promotion expenses in the CSD and DSD channels, costs related to the Seahawks agreement, sales salaries, depreciation, stock-based compensation expenses and legal fees.

Total operating expenses for the nine-month period ended September 30, 2007 were approximately $15,044,000, an increase of $4,995,000 or 49.7% over operating expenses of $10,049,000 for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, total operating expenses as a percentage of revenue increased to 44.3% from 34.6% over the comparable period in 2006. The increase in total operating expenses was primarily attributable to an increase in trade promotion expenses in the CSD and DSD channels, costs related to the Seahawks agreement, sales salaries, depreciation, stock-based compensation expenses and legal fees.

Changes in promotion and general and administrative expenses are explained in greater detail below.

Promotion and Selling Expenses

	Three months ended September 30,			Nine months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
Promotion and selling	$4,276	$2,689	59.0%	$10,103	$6,815	48.2%
Percentage of revenue	36.4%	26.4%		29.8%	23.5%

Promotion and selling expenses for the three months ended September 30, 2007 were $4,276,000 representing an increase of $1,587,000 over promotion and selling expenses of $2,689,000 for the three-month period ended September 30, 2006. Promotion and selling expenses as a percentage of revenue increased to 36.4% for the three-month period ended September 30, 2007 from 26.4% over the comparable period in 2006. The increase in promotion and selling expenses for the three months ended September 30, 2007 was due to an increase in promotion and selling expenses for the CSD and DSD channels. Increased promotion expenses were incurred in the CSD channel as we entered into this new category. Expenses for the quarter also include salaries for our Vice-President Sales—Northwest and Vice President Sales-Southwest, both of whom were hired in the third quarter of fiscal 2007 and for which there were no comparable executive expenses in 2006.

This was the first quarter we incurred expenses related to our Sponsorship Agreement with the Seahawks. The expenses incurred included amortization of the sponsorship fees, product development costs and marketing costs.

At September 30, 2007, we had 45 employees in sales and marketing compared to 30 such employees at September 30, 2006. The increase in hiring additional personnel also contributed significantly to the total increase in promotion and selling expenses.

Promotion and selling expenses for the nine-months ended September 30, 2007 were $10,103,000, representing an increase of $3,288,000 over promotion and selling expenses of $6,815,000 for the nine-month period ended September 30, 2006. Promotion and selling expenses as a percentage of revenue increased to 29.8% for the nine-month period ended September 30, 2007 from 23.5% over the comparable period in 2006. The increase in promotion and selling expenses for the nine-months ended September 30, 2007 was also due to the increase in sales and marketing employees and increased programs within our DSD and CSD channels.

General and Administrative Expenses

	Three months ended September 30,			Six months ended September 30,
(Dollars in Thousands)	2007	2006	Change	2007	2006	Change
General and administrative	$1,843	$1,061	73.7%	$4,940	$3,234	52.8%
Percentage of revenue	15.7%	10.4%		14.6%	11.1%

General and administrative expenses for the three-month period ended September 30, 2007 were $1,843,000, representing an increase of $782,000, or 73.7% compared to $1,061,000 for the three-month period ended September 30, 2006. General and administrative expenses as a percentage of revenue increased to 15.7% for the three months ended September 30, 2007 from 10.4% for the comparable period in 2006. The increase in general and administrative expenses was due to an increase in legal fees, audit and consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization and stock-based compensation.

General and administrative expenses for the nine-month period ended September 30, 2007 were $4,940,000, representing an increase of $1,706,000, or 52.8% compared to $3,234,000 for the nine-month period ended September 30, 2006. General and administrative expenses as a percentage of revenue increased to 14.6% for the nine-months ended September 30, 2006 from 11.1% for the comparable period in 2006. The increase in general and administrative expenses was due to a significant increase in legal fees, audit fees and consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization and stock-based compensation.

Interest/Other income, net

For the three-month period ended September 30, 2007, interest/other income was approximately $492,000 compared to interest/other income of approximately $439,000 in same period in 2006. The increase in interest income/other income was due to increased translation gain partially offset by decreased interest income due to lower levels of cash and short-term investments. For the nine-months ended September 30, 2007, interest/other income was approximately $1,350,000 compared to interest/other income of approximately $552,000 in same period in 2006. Interest income consists of interest income earned on cash on-hand and short-term investments and increased cash from operations. Currently, cash and cash from operations are invested in money market and short-term fixed-income instruments.

Income taxes

The tax recovery for the three and nine months ended September 30, 2007, is based on an expected annual effective tax rate of 31.4%, compared to a U.S. statutory rate of 34%. The actual effective tax rate for the three and nine month period ended September 30, 2007 differs due to the effect of stock option exercises that are not predictable.

The tax provision for the three months ended September 30, 2006, is based on an effective tax rate of 39% compared to a U.S. statutory rate of 34%. The tax provision was reduced primarily due to the reversal of the valuation allowance of deferred taxes in the amount of $1,483,000.

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the related effective tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.

Net Income (loss)

Net loss for the three and nine months ended September 30, 2007 was approximately $(1,523,000) and $(1,424,000) respectively. This compares to net income of $195,000 and $2,511,000 respectively, for the three and nine months ended September 30, 2006. The decrease in net income for the comparable periods was due to an increase in amortization of slotting fees and operating expenses. Operating expenses increased due to increased trade promotion spending for CSD and DSD channels, increased expenses related to increased hiring in sales, marketing and operations departments, depreciation and amortization and legal and compliance costs.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were approximately $28,364,000 as of September 30, 2007 compared to approximately $30,224,000 as of December 31, 2006. Net cash used in operating activities was approximately $(2,653,000) for the nine-month period ended September 30, 2007, primarily due to loss from earnings and increase in working capital items, such as inventory, accounts receivable and prepaid expenses. The increase in inventory is due a seasonal buildup of inventory. We expect inventory levels to decrease during the seasonal downturn. The increase in prepaid expenses is due to prepayments of insurance, promotion expenses and prepayments under Sponsorship Agreement with the Seattle Seahawks. Investing activities provided approximately $6,249,000 for the nine-month period ended September 30, 2007, primarily due to sale of short-term investments offset by purchases of capital assets and other assets. Net cash provided by financing activities was approximately $1,234,000 for the nine-month period ended September 30, 2007, and consisted of primarily of proceeds from the exercise of stock options.

On August 21, 2007, we entered into a Loan Agreement with Key Bank National Association, providing for a revolving line of credit in principal amount of up to $15 million. The credit facility matures on August 21, 2009. The new credit facility replaces our $5 million revolving line of credit with Greater Bay Business Funding, which expired by its terms on August 25, 2007. As of September 30, 2007, we had not borrowed any amounts under the credit facility.

As of September 30, 2007, we had working capital of approximately $37,852,000 compared to working capital of approximately $39,474,000 as of December 31, 2006. Decrease in working capital was primarily due to cash used in operating activities of $2.7 million, the purchase of capital assets of $441,000, offset by proceeds from exercise of stock options of $1.3 million.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit to provide sufficient liquidity to meet our foreseeable cash requirements for operations, projected working capital requirements, planned capital expenditures and slotting fees for at least the next twelve months.

Accounts receivable increased from December 31, 2006 to September 30, 2007 from approximately $6,914,000 to approximately $6,943,000. This increase was primarily due to increased shipments during the quarter. Accounts payable increased from December 31, 2006 to September 30, 2007 from approximately $5,447,000 to approximately $6,046,000. This increase was primarily due to increased accruals for purchases of inventory, professional fees and trade promotion expenses at September 30, 2007.

During the quarter ended September 30, 2007 we had commitments aggregating approximately $7,971,000 which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and commitments under our Sponsorship Agreement with the Seattle Seahawks. These obligations vary in terms and commit us to payments from 2007 to 2011.

Various class action lawsuits and derivative suits have been filed against us and certain directors and officers during the third quarter ended September 30, 2007. We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

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

Investor Relations

During the three months ended September 30, 2007, we conducted our investor relations activities with in-house personnel and with our investor relations consulting firm, Integrated Corporate Relations Inc. We sent out copies of news or press releases, corporate brochures, made presentations at investor conferences and held a quarterly investor conference call.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks to which we are exposed are competition within the beverage industry and fluctuations in energy and commodity prices affecting the cost of raw materials and also the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because of our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are subject to foreign exchange risk due our sales and co-packing operations in Canada, for which we do not currently engage in any foreign currency hedging activities. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives.

The functional currency for substantially all of our operations is the U.S. dollar. We held aggregate cash and operating assets in Canadian dollars valued at approximately U.S. $3,200,000 as of September 30, 2007.

At September 30, 2007, the majority of our debt consisted of variable rate debt under our capital leases and we have no long-term debt. During the three months ended September 30, 2007, we did not make any draws on our line of credit.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington at Seattle, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our Common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our Common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these six lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On November 5, 2007, motions seeking appointment as lead plaintiff were filed.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain our current officers and directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA. The Company also was named as a nominal defendant. Two other shareholders filed substantially similar derivative cases, one in the Superior Court for King County on September 25, 2007, and the other in U.S. District Court for the Western District of Washington at Seattle on November 2, 2007. Another shareholder filed a substantially similar derivative case on September 25, 2007. The complaints are based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington at Seattle and allege, among other things, that certain of our directors and officers breached their fiduciary duties and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. We expect that the two state court lawsuits will be consolidated. We expect that these lawsuits will be consolidated and that a single consolidated complaint will be filed. The complaints are derivative in nature and do not seek monetary damages from us. However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. However, the derivative litigation may result in significant obligations for payment of defense costs and indemnification, which could be material.

We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

We are currently a party to other legal actions and claims arising out of the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations or financial condition.

In the normal course of business, we are party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

ITEM 1A.	RISK FACTORS

Please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•

including our ability to secure favorable and timely listing arrangements with retailers in the CSD channel in an effort to increase the distribution of our product, the timing of the retailers reset periods, competitive response by much larger, well-funded established companies currently operating in the CSD channel, our ability to manage all the expenses of the CSD roll-out, our ability to execute our CSD marketing programs to increase the sales velocity of our products and product sell through, market acceptance of our products, our ability to attract qualified employees with experience in the CSD channel, fully recover our investment in slotting fees and the impact of the can expansion on our other distribution channels;

•

our ability to (i) develop and expand distribution channels for current and new products, (ii) develop favorable arrangements with third party distributors of our products and (iii) minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•

our ability to manage our operating expenses to sufficiently support general operating activities, slotting fees, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•

we cannot predict the outcome of the class action and derivative suits; a court determination in any of the class actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition;

•

our ability to meet the competitive response by much larger, well-funded established companies currently operating in the beverage industry, as we introduce new competitive products, such as cola, diet cola, lemon lime, vitamin enhanced water beverages and energy drinks and start acquiring sponsorship rights for sports franchises in various parts of the country;

•	our ability to meet the financial covenants of our Key Bank Loan Agreement if and when we plan to borrow any funds under this arrangement;

•	our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myjones” programs;

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

•	competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; and

•	our ability to develop and market various products under our sports sponsorship agreements.

ITEM 5.	OTHER INFORMATION

On November 8, 2007, we announced our entry into a Sponsorship & Beverage Availability Agreement with Brooklyn Arena, LLC (“Brooklyn Arena”) and New Jersey Nets Basketball, LLC (together with Brooklyn Arena, the “Brooklyn Parties”). The agreement has a commencement date of October 29, 2007; however, the agreement is subject to the approval of NBA Properties, Inc. and will not be effective until expressly approved by NBA Properties. As of the date of the filing of this Quarterly Report on Form 10-Q, NBA Properties has not approved the agreement.

The agreement provides us with certain sponsorship, promotional, media, hospitality and other rights in connection with (a) the New Jersey Nets basketball team and (b) a proposed new sports and entertainment arena that the Brooklyn Parties intend to develop at the intersection of Atlantic Avenue and Flatbush Avenue in Brooklyn, New York (the “Arena”).

The agreement has an effective date of October 29, 2007 and continues (unless terminated earlier) until seven years after the date upon which a temporary certificate of occupancy is obtained for the Arena (the “Opening Date”). However, if the Opening Date has not occurred by November 1, 2012, we may terminate the agreement.

The agreement provides, subject to certain restrictions and exceptions, certain rights to us, including the following:

•

all carbonated soft-drinks and certain other non-alcoholic beverages (packaged water, enhanced water and GABA drinks) (the “Exclusive Category”) to be served or sold at the Arena will be Jones Soda products;

•

beginning from the Opening Date, the Brooklyn Parties have granted Jones Soda certain exclusive advertising, promotion, endorsement and sponsorship rights with respect to beverage products in the Exclusive Category;

•

beginning from the effective date of the agreement, we are entitled to receive certain construction period and team entitlements, including signage, promotional rights at New Jersey Nets basketball games, as well as references on www.barclayscenter.com and in various public relations events (e.g., ground breaking); and

•

beginning from the effective date of the agreement, we were granted certain trademark rights regarding the use of New Jersey Nets trademarks and logos in connection with its advertising, marketing and promotional activities.

In consideration for the rights under the agreement, we are obligated to pay to the Brooklyn Parties annual sponsorship fees, as well as provide beverage products as payment-in-kind.

The Brooklyn Parties may terminate the agreement if we commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period. We may terminate the agreement if the Brooklyn Parties commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period, but only if equitable adjustment, make-goods or other remedies implemented by the Brooklyn Parties are not suitable or appropriate for such event of default.

The agreement is subject to the rules and regulations of the NBA and other applicable sporting governing authorities, as well as applicable law.

The foregoing summary is qualified in its entirety to the terms and conditions of the agreement, a copy of which is being filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We are also filing a request of confidential treatment with the SEC with respect to certain portions of the agreement.

ITEM 6.	EXHIBITS

10.1	Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan.

10.2++	Sponsorship and Beverage Availability Agreement among Brooklyn Arena, LLC, New Jersey Basketball, LLC and Jones Soda Co.

31.1	Certification of Peter M. van Stolk, Chief Executive Officer

31.2	Certification of Hassan N. Natha, Chief Financial Officer

32.1	Certification of Peter M. van Stolk, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 9, 2007

JONES SODA CO.

By:	/s/ Peter M. van Stolk
Peter M. van Stolk
President and Chief Executive Officer (principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha
Chief Financial Officer (principal financial and accounting officer)