Form 10-K/A
period 2006-12-31
JONES SODA CO
filed 2008-01-30
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, originally filed with the Commission on March 14, 2007, as amended by Form 10-K/A filed on April 6, 2007 (the “Original Report”), to revise and clarify our discussion of cash incentive bonuses for our named executive officers in 2006 contained in “Compensation Discussion and Analysis” in Part III, Item 11 “Executive Compensation.”

In accordance with SEC rules, this Form 10-K/A contains only Part III, Item 11, which is set forth in its entirety.

We have made no attempt in this Form 10-K/A to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses compensation to our Named Executive Officers, as determined under the rules of the Securities and Exchange Commission. For the fiscal year ended December 31, 2006, our Named Executive Officers consisted of the following five persons:

•	Peter M. van Stolk, our Chief Executive Officer;

•	Hassan N. Natha, our Chief Financial Officer and Secretary;

•	Lars P. Nilsen, our Executive Vice President of Sales;

•	Melody Morgan, our Controller, who served as our principal financial officer from March 28, 2006 until April 4, 2006; and

•	James M. Mullen, our former Interim Chief Financial Officer from December 12, 2005 through March 28, 2006.

Compensation to the Named Executive Officers is determined by the Compensation Committee of our Board. The Compensation Committee is composed entirely of independent directors, as defined under NASDAQ rules, and none of its members is a current or former employee of the Company. All decisions and recommendations of the Compensation Committee are reported and approved by our Board. Neither we nor our Compensation Committee has retained a compensation consultant to review policies and procedures with respect to executive compensation or to advise us on compensation matters.

There are no material differences in the compensation policies or decisions with respect to the Named Executive Officers, except that compensation for our Chief Executive Officer is determined exclusively by the Compensation Committee, while the compensation of the other Named Executive Officers is determined by the Compensation Committee based on similar criteria, but also takes into account the recommendations of our CEO.

Executive Summary

We believe that our executive compensation program should:

•	continually attract and, perhaps more importantly, retain qualified management by maintaining compensation programs that are competitive with comparable employers;

•	motivate our executives to achieve our annual and long-term strategic goals and to reward performance based on the attainment, and, if applicable, surpassing of those goals; and

•	enhance long-term shareholder value and align the interests of our Named Executive Officers with our shareholders.

Elements of Our Compensation Plan and How It Relates to Our Objectives

Currently the Compensation Committee uses short-term compensation (salary and cash incentive bonus payments) and long-term compensation (equity compensation such as stock options) to achieve its goal of driving sustainable growth. The Compensation Committee uses its judgment and experience in determining the mix of compensation. The Compensation Committee also informs itself of market practices and uses market data for context and a frame of reference for decision making. Base salary and incentive bonus payments are determined and paid annually and are designed to reward current performance. Equity compensation is designed to reward longer term performance. The Compensation Committee reviews total short-term and long-term compensation annually. The estimated allocation between base salary and bonus award is approximately 65-80% and 20-35%, respectively.

Short-Term Compensation

Base Salary. This element is important in attracting executive officers and provides a base of cash compensation. Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices.

Salary planning begins at the end of each year. The Compensation Committee evaluates the CEO’s performance in light of achievement of business objectives, strategic plan initiatives and personal performance. The CEO and the Compensation Committee evaluate each executive officer’s performance in light of business and individual objectives. Base salary compensation for each executive officer with primary responsibilities of his or her position is set at levels that we believe enables us to attract and retain talent. The Compensation Committee relies to a large extent on the CEO’s evaluations of each executive officer’s performance.

Annual Cash Incentive Bonus Payments. The annual incentive bonus payments are paid in cash. Actual awards are based on financial and individual performance.

•

Financial performance is determined at the end of the year based on business results versus business objectives, annual financial performance goals and achievement of our strategic performance initiatives.

•

Individual performance is determined based on performance of the individual in light of his or her preset objectives. The Compensation Committee may also take into account additional considerations that it deems fundamental.

Using these guidelines, the Compensation Committee reviewed our fiscal 2006 results and evaluated the performance of each of our executives. Based on these evaluations, the Compensation Committee determined the annual incentive bonus payment for our CEO and approved the recommendations of our CEO regarding bonus awards for our other executives, in each case based on individual performance consistent with our general compensation philosophy.

Long-Term Compensation

To date, the long-term incentive compensation that the Compensation Committee generally employs is the granting of stock option awards. The purpose of granting option awards is to provide equity compensation that provides value to executives when value is also created for the shareholders. The long-term incentive compensation is intended to motivate executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of our shareholders. The stock option awards have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Committee. The stock option awards are generally granted annually. This is a substantial portion of the total compensation package for executives and is an important retention and incentive tool.

Our equity incentive plans, which currently consist of the 1996 Stock Option Plan and the 2002 Stock Option Plan, are administered by the Compensation Committee. Our Board of Directors also has the authority to take any action delegated to the Compensation Committee under the equity incentive plan as it may deem necessary. The Compensation Committee has the authority to (1) select equity incentive plan participants, (2) interpret the equity incentive plan, (3) establish, amend and rescind any rules and regulations relating to the equity incentive plan and to make any other determinations deemed necessary or desirable for the administration of the equity incentive plan, (4) correct any defect or supply any omission or reconcile any inconsistency in the equity incentive plan in the manner and to the extent deemed necessary or desirable and (5) establish the terms and conditions of any award consistent with the provisions of the equity incentive plan and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions). Any decision in respect of the interpretation and administration of the equity incentive plan lies within the sole and absolute discretion of the Compensation Committee’s interpretation of the plan requirements.

The Board of Directors has approved, subject to the approval of our shareholders, amendments to our 2002 Stock Option Plan to provide for the grants of restricted stock awards. These amendments would allow us to make awards of restricted stock to our directors, officers, employees and consultants. The primary purpose of the amendments is to give the Board of Directors additional flexibility in providing equity compensation through restricted stock awards. Restricted stock awards also provide long-term incentive compensation for executives with the objectives of providing a focus on long-term value and increasing stock ownership

We do not have any equity ownership requirements or guidelines with respect to our executive officers.

Compensation for the Named Executive Officers

During 2006, our CEO, Peter van Stolk, was party to an employment agreement with us governing the terms of his compensation. Pursuant to the agreement, the Compensation Committee was responsible for establishing targets on which annual incentive bonus payments would be based. Such targets are based on net income, operating income or any other basis the Compensation Committee considered most appropriate.

In early 2006, the Compensation Committee and the Board of Directors reviewed and approved the company’s strategic plan for 2006. Mr. van Stolk’s goals were based on his management of and the company’s success in its 2006 strategic initiatives. Specifically, these corporate targets for 2006 included the following: (a) completing a PIPE financing of at least $10 million; (b) entering into a national distribution agreement for our can roll-out; (c) negotiating the purchase of the 24C brand; and (d) completing the conversion from high fructose corn syrup to pure cane sugar. In March 2007, the Compensation Committee reviewed the company’s and Mr. van Stolk’s performance against those strategic initiatives using actual 2006 results. In light of the company’s success in achieving and exceeding many of its strategic initiatives and the overall improvements in 2006 in the company’s earnings and revenues compared to fiscal 2005 results, and after considering input by the full Board, the Compensation Committee decided on Mr. van Stolk’s incentive bonus payment.

Our Executive Vice President of Sales, Lars Nilsen, and Chief Financial Officer, Hassan Natha, were hired in 2006 and their base compensation reflects the amounts agreed in their employment offer letters. In March 2007, the Board of Directors reviewed Mr. Natha’s performance against the goals determined at the start of his employment. Specifically, the corporate targets for 2006 included the following: (a) completing a PIPE financing of at least $10 million; (b) entering into a national distribution agreement for our can roll-out; (c) negotiating the purchase of the 24C brand; and (d) preparing for Sarbanes-Oxley reporting. Upon review of these corporate targets, the Board decided to award Mr. Natha an increase in base compensation and an incentive bonus payment, and we also entered into a formal employment agreement with him at that time.

Melody Morgan’s base compensation was increased in May 2006 based on factors such as internal comparisons, individual skills, experience, performance contributions and competitiveness of the marketplace.

During late 2005 and to the end of March 2006, we contracted with James Mullen to serve as our interim Chief Financial Officer. The compensation paid to Mr. Mullen was based upon prevailing rates in the Seattle market at the time for interim CFOs.

Health Benefits

The Named Executive Officers are eligible to participate in the same medical, dental, life, and disability insurance programs that are available to our all U.S.-based staff members. We pay the entire medical and dental premiums for our Executive Vice President of Sales and Controller.

401(k) Plan

The Named Executive Officers are eligible to participate in 401(k) savings plan that is available to all our U.S.-based staff members. We do not match any participant contributions to the 401(k) plan.

Perquisites

In general, we do not provide perquisites to our executives that are not available to other employees. The Named Executive Officers have access to the same workplace amenities as do all of our staff members, consistent with our commitment to providing a positive work environment. We do, however, provide the following:

•	The CEO also is offered the opportunity to have a comprehensive annual physical examination at our expense;

•	The CEO and Executive Vice President of Sales are provided with a monthly car allowance to compensate them for the business use of their automobile;

•	We pay premiums on term life insurance for the CEO; and

•	We pay Seattle living expenses for the CEO.

Severance Plans and Employment Agreements

Peter van Stolk. Mr. van Stolk serves as our Chief Executive Officer, pursuant to an employment agreement that is effective for a term of three years, beginning from December 1, 2004 and expiring on November 30, 2007, and month to month thereafter.

Pursuant to the employment agreement, Mr. van Stolk receives an annual base salary of $125,000. The base salary may be increased, as necessary, so that during the first year of the agreement his salary is at least 65% of the highest annual salary paid to any other employee, and is at least 75% thereafter. Mr. van Stolk is eligible to receive (a) an annual performance bonus in an amount to be determined and agreed upon by us and Mr. van Stolk, to be based on objective performance criteria, and (b) annual stock options equal to a minimum of four times the total number of options granted to our outside directors. If we have not determined the annual bonus by the end of the fiscal year (or submitted to a neutral arbitrator) and if we have positive retained earnings as of the last day of the fiscal year, then the amount of the bonus will be equal to 50% of Mr. van Stolk’s base salary for that year. Unless otherwise agreed, any bonus payments will be 50% in cash and 50% in our common stock. The employment agreement also provides for a $600/month car allowance, four weeks’ annual vacation, term life insurance payable to Mr. van Stolk’s designated beneficiary and disability insurance. During the term of the employment agreement, our Board of Directors will nominate Mr. van Stolk for re-election to the Board.

The employment agreement may be terminated by Mr. van Stolk, as follows: (a) upon 30 days’ notice of voluntary resignation; (b) upon 14 days’ notice if we are in breach of the agreement and the breach has not been cured; or (c) at any time after the expiration of 30 days from the date of a “change of control” or a change in our management or reporting structure. We may terminate the employment agreement (i) at any time, for termination for “cause” (as defined in the employment agreement) or (ii) upon 30 days’ notice, for termination without cause. In addition, the agreement will automatically terminate upon Mr. van Stolk’s death or disability. A “change of control” includes (X) any person acquiring beneficial ownership of 15% or more of our outstanding common stock, (Y) any liquidation, sale or disposition of all or substantially all of our assets, or (Z) the election of a majority of the directors at a shareholders’ meeting who are not persons nominated by the then-incumbent board of directors.

Mr. van Stolk will be entitled to receive $200,000 severance, plus any stock options he would be entitled to receive for the year of termination, in the event the agreement is terminated due to a breach by us, a “change of control” or change in management or reporting structure, or by us without cause. If Mr. van Stolk voluntarily resigns, he will be entitled to his base salary through the termination date, plus any stock options he would be entitled to receive for the year of termination. In the event of termination due to his death or disability, Mr. van Stolk’s estate or legal representative will be entitled to receive an amount equal to one year’s base salary.

The employment agreement also contains certain restrictive covenants, including confidentiality provisions and provisions precluding Mr. van Stolk from competing with us for up to 12 months following the term of the agreement.

Hassan Natha. Mr. Natha serves as our Chief Financial Officer pursuant to an employment agreement that is effective for a term of three years, beginning from January 1, 2007 and expiring on December 31, 2009 and automatic renewal unless otherwise negotiated and agreed upon by the parties.

Pursuant to the employment agreement, Mr. Natha receives an annual base salary of $175,000, and we may consider increases based on merit and performance. Incentive compensation shall not be set at less than 35% of Mr. Natha’s base salary, provided that incentive compensation targets are met. These targets will be set at the beginning of each fiscal year by the Board, and will include personal and corporate performance. Subject to the approval of the Compensation Committee in its sole discretion in each instance, we shall issue to Mr Natha, on or before April 1, 2007 and annually thereafter, options to purchase 40,000 shares of Jones Soda common stock, subject to the terms and conditions of our stock option plan then in effect.

We may terminate Mr Natha’s employment without Cause (as defined in the agreement) upon 30 days’ written notice to Mr Natha. In such case, we would pay severance in an amount equal to the product of (A) Mr. Natha’s base salary, multiplied by (B) the sum of (x) 12 months, plus (y) one month for each year of service beginning from the commencement date; provided, however, that in no event shall such number of months exceed 18 months. This formula would also apply to incentive compensation and COBRA payments. Mr Natha may also terminate his employment upon 30 days prior written notice to us.

The employment agreement also contains certain restrictive covenants, including confidentiality provisions and provisions precluding Mr. Natha from competing with us for up to 12 months following the termination of the agreement.

We do not have employment agreements with any of the other Named Executives Officers.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a $1 million limit on the amount of compensation that we may deduct for tax purposes in any year with respect to each of our Named Executive Officers, except that performance-based compensation that meets applicable requirements is excluded from the $1 million limit. Our executive compensation program is designed to maximize the deductibility of compensation. During 2006, we did not exceed the deductibility limit under Section 162(m) or to otherwise pay non-deductible compensation.

A limited number of incentive stock options, which are not tax deductible at the time of grant, exercise or upon a subsequent qualifying disposition of the underlying shares, may be granted to the Named Executive Officers as part of the stock option portion of their annual long-term incentive grants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee of the Board of Directors

Michael M. Fleming, Chairman

Scott Bedbury

John J. Gallagher, Jr.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2006, all compensation awarded, earned by or paid to the following persons (collectively, the “Named Executive Officers”):

•	Peter M. van Stolk, our Chief Executive Officer;

•	Hassan N. Natha, our Chief Financial Officer;

•	Lars P. Nilsen, our Executive Vice President of Sales;

•	Melody Morgan, our Controller, who served as our principal financial officer from March 28, 2006 until April 4, 2006; and

•	James M. Mullen, our former Interim Chief Financial Officer from December 12, 2005 through March 28, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Peter M. van Stolk Chief Executive Officer	2006	$173,150	—	—	$131,027		—	$19,270	(2)	$323,447
Hassan N. Natha Chief Financial Officer	2006	111,042	—	—	87,694	—	—	—		198,736
Lars P. Nilsen Executive Vice President of Sales	2006	137,627	—	—	45,398	—	—	11,879	(3)	194,904
Melody Morgan Controller	2006	77,549	$6,667	—	40,828		—	6,948	(4)	131,992
James M. Mullen former Interim Chief Financial Officer	2006	—	—	—	—	—	—	65,333	(5)	65,333

(1)	Stock options (other than new hire grants and special awards) are granted annually to our executive officers, including the Named Executive Officers, at the same time that all other employees receive equity awards. In 2006, the annual stock option grant was approved by the Compensation Committee on March 6, 2006. The exercise price of all options granted is 100% of the closing price of our common stock on the grant date. Stock options granted to executive officers and all employees as part of their annual long-term incentive grants before July 28, 2006 generally vest in equal installments over eighteen months. Stock options granted to executive officers and employees as part of their annual long-term incentive grants on or after July 28, 2006 generally vest in equal installments over forty-two months. Stock options expire five years after the grant date.

(2)	This amount includes $7,800 for car allowance, $7,541 for living expenses incurred in Seattle, $2,929 in term life insurance premiums and $1,000 for annual physical exam.

(3)	This amount includes $5,500 for car allowance and $6,379 for medical and dental premiums

(4)	Represents medical and dental premiums

(5)	Represents consulting fees

Grants of Plan-Based Awards

The following table shows information regarding equity-based awards granted to the Named Executive Officer during 2006. During 2006 we did not have any awards under non-equity incentive plans or equity incentive plans that provided for future payout upon satisfaction of conditions.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Peter M. van Stolk	03/06/2006	—	56,225	$6.47	$144,498
	07/30/2006	—	23,775	9.29	87,968
Hassan N. Natha	05/01/2006	—	40,000	9.33	148,800
	07/30/2006	—	25,000	9.29	92,500
Lars P. Nilsen	03/06/2006	—	30,000	6.47	77,100
Melody Morgan	03/06/2006	—	23,900	6.47	61,423
James M. Mullen	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following describes the material factors necessary to understand the compensation disclosed in the tables on Summary Compensation and Grants of Plan-Based Awards.

Option Awards. Stock Options were granted on March 6, 2006 by the Board. The number of options was determined by our option granting policy. In addition, during 2006 following Mr. Natha’s appointment as our Chief Financial Officer, we granted two stock option awards to Mr. Natha. In all cases, the exercise price of all stock options is the closing price of our common stock on the date of grant. All stock options granted in 2006 vest over the period determined by the Board (see above)and become exercisable on upon vesting (although vesting may be accelerated in the event of a change of control) and have a term of 5 years.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table presents information about unexercised stock options, stock that has not yet vested and equity incentive plan awards for each of the Named Executive Officers as of December 31, 2006.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable		Unexercisable
Peter M. van Stolk	100,000		—		—	$0.50	04/11/2007	—	—	—	—
	150,000		—		—	0.46	06/27/2007	—	—	—	—
	80,000		—		—	0.30	04/16/2008	—	—	—	—
	80,000		—		—	2.15	01/06/2009	—	—	—	—
	100,000		—		—	4.00	01/19/2010	—	—	—	—
	28,112	(1)	28,113	(1)	—	6.47	03/06/2011	—	—	—	—
	—		23,775	(2)	—	9.29	07/31/2011	—	—	—	—
Hassan N. Natha	20,000	(1)	20,000	(1)	—	9.33	05/01/2011	—	—	—	—
	—		25,000	(2)	—	9.29	07/31/2011	—	—	—	—
Lars P. Nilsen	15,000	(1)	15,000	(1)	—	6.47	03/06/2011	—	—	—	—
Melody Morgan	5,156	(1)	1,719	(1)	—	5.01	08/09/2010	—	—	—	—
	11,950	(1)	11,950	(1)	—	6.47	03/06/2011	—	—	—	—
James M. Mullen	—		—		—	—	—	—	—	—	—

(1)	These options vest over a period of 18 months, with 25% vested on the grant date and an additional 25% vested on each 6-month anniversary of the grant date.

(2)	These options vest over a period of 42 months, with 14.29% vesting on each 6-month anniversary of the grant date.

Option Exercises and Stock Vested

The following table presents information about each exercise of stock options, during fiscal 2006 for each of the Named Executive Officers on an aggregated basis. During 2006, we had no SARs, restricted stock awards, restricted stock units or similar instruments.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter M. van Stolk	60,000	$425,400	—	—
Hassan N. Natha	—	—	—	—
Lars P. Nilsen	—	—	—	—
Melody Morgan	—	—	—	—
James M. Mullen	—	—	—	—

Pension Benefits

We do not currently have any plans that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

We do not currently have any defined contribution plan or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

Other than employment agreements with Mr. van Stolk and Mr. Natha (as described above), we do not have any plans or agreements that are specific and unique to executive officers regarding termination of employment or a change of control of the company. However, we do have provisions contained in our 2002 Stock Option Plan that provide for compensation to all participants in those plans in the event of a change of control or certain termination events, as described below.

Equity Awards

Our 2002 Stock Option Plan provides for accelerated vesting of all unvested stock options upon a change of control (as defined in the plan), irrespective of the scheduled vesting date for these awards.

Estimated Potential Payments

The tables below set forth the estimated current value of payments and benefits to each of the Named Executive Officers upon a change of control, a qualifying termination within two years following a change of control and the death or disability of the Named Executive Officer. The amounts shown assume that the triggering events occurred on December 31, 2006.

Per SEC rules, the intrinsic value of accelerated unvested stock options shown in the tables below was calculated using the closing price of our common stock on December 29, 2006 ($12.30). The intrinsic value is the aggregate spread between $12.30 and the exercise prices of the accelerated options.

Peter M. van Stolk

	Triggering Event
Estimated Potential Payment or Benefit	Change of Control($)	Change of Control and Termination($)	Death or Disability($)
Lump sum cash severance payment	$200,000	$200,000	$173,150
Intrinsic value of accelerated unvested stock options	5,780,000	5,780,000	0
Continuing health and welfare benefits for one years(1)	3,900	3,900	0

Total	$5,983,900	$5,983,900	$173,150

Hassan N. Natha

	Triggering Event
Estimated Potential Payment or Benefit	Change of Control($)	Change of Control and Termination($)	Death or Disability($)
Lump sum cash severance payment	0	0	0
Intrinsic value of accelerated unvested stock options	174,000	174,000	0
Continuing health and welfare benefits for one years(1)	0	0	0

Total	$174,000	$174,000	—

Lars P. Nilsen

	Triggering Event
Estimated Potential Payment or Benefit	Change of Control($)	Change of Control and Termination($)	Death or Disability($)
Lump sum cash severance payment	0	0	0
Intrinsic value of accelerated unvested stock options	166,000	166,000	0
Continuing health and welfare benefits for one years(1)	0	0	0

Total	$166,000	$166,000	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

DIRECTOR COMPENSATION

Compensation of Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Effective July 1, 2006, the Board approved a revised compensation plan for directors, based in part on surveys of director compensation plans from other comparable public companies. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required of members of the Board, and our cash-flows. The compensation plan is based on actual attendance at meetings and also requires an annual performance review of each director. The Chairman of the Nomination Committee performs an annual performance review of each director

In addition to cash and stock-based compensation, non-employee directors are reimbursed for their out of pocket expenses, in accordance with our reimbursement policies, incurred in attending meetings of the Board of Directors and committee meetings and conferences with our senior management. We also maintain liability insurance on all of our directors and executive officers.

Cash Compensation

Under the revised compensation plan effective July 1, 2006, each non-employee director is entitled to receive an annual cash retainer of $12,000. Non-employee directors are paid an attendance fee of $1,000 for each Board meeting ($500 for telephonic meetings) and $1,000 for each committee meeting ($500 for telephonic meetings). Directors serving on the Audit Committee receive $1,000 for all audit committee meetings, whether attended in person or via telephone. Each non-employee director who serves as a committee chair receives an annual fee, in addition to the annual cash retainer, in the amount of $3,500 for the chair of the Audit Committee and $2,000 for the chair of each of the Compensation Committee and Nomination Committee. Under the director compensation plan prior to July 2006, non-employee directors received a fee of $500 for each Board meeting attended, and a fee of $250 for each Board conference call and each Board committee meeting attended. Directors who are our employees receive no compensation for their service as directors.

Stock Options

Each non-employee director receives an annual stock option grant for 20,000 shares of common stock, with an exercise price equal to the fair market value of the common stock on the date of grant and a term of five years. Effective July 2006, the Board adopted a new vesting schedule for option awards, with vesting over a period of 42 months, with 14.29% vesting on each 6-month anniversary of the grant date. Stock options awarded prior to July 2006 vested over a period of 18 months from the date of grant, at the rate of 25% on the date of grant and an additional 25% on each six month anniversary of the date of grant.

Director Compensation Table

The following table presents information about compensation paid to non-employees directors during 2006.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ron Anderson (3)	$2,250	—	4,141	—	—	—		$6,391
Scott Bedbury	10,000	—	37,167	—	—	—		47,167
Richard S. Eiswirth Jr.	4,000	—	6,673	—	—	—		10,673
Michael M. Fleming	9,500	—	37,167	—	—	$2,225	(4)	48,892
John J. Gallagher, Jr.	9,000	—	37,167	—	—	—		46,167
Stephen C. Jones	8,750	—	30,266	—	—	—		39,016
Matthew Kellogg (3)	7,500	—	28,913	—	—	—		36,413
Alfred W. Rossow, Jr.	10,750	—	37,167	—	—	—		47,917

(1)	Peter M. van Stolk, our Chief Executive Officer and Chairman of the Board, is not included in this table as he is an employee of the Company and receives no compensation for his service as a director. Mr. van Stolk’s compensation as an executive officer of the Company is shown in the Summary Compensation Table on page 11.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the 2006 fiscal year in accordance with FAS 123(R), and includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director had the following number of options outstanding: Ron Anderson: 0; Scott Bedbury: 80,000; Richard S. Eiswirth: 20,000; Michael M. Fleming: 80,000; John J. Gallagher, Jr.: 40,000; Stephen C. Jones: 20,000; Matthew Kellogg: 0; and Alfred W. Rossow, Jr.: 60,000.

(3)	Messrs. Anderson and Kellogg are former directors of the Board. Mr. Anderson served until May 18, 2006, the date of the 2006 Annual Meeting of Shareholders. Mr. Kellogg resigned on August 30, 2006.

(4)	Represent fees paid for services rendered by Mr. Fleming’s law firm, Lane Powell PC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Financial Statements—None.

2.	Financial Statement Schedules—None.

3.	Exhibits:

23.1	Consent of KPMG LLP

31.1	Certification by Stephen C. Jones, Interim Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Stephen C. Jones, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2008.

JONES SODA CO.

By:	/s/ Stephen C. Jones
Stephen C. Jones
Interim Chief Executive Officer

In accordance with the Exchange Act, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ STEPHEN C. JONES Stephen C. Jones	Interim Chief Executive Officer (Principal Executive Officer)	January 24, 2008

/S/ HASSAN N. NATHA Hassan N. Natha	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2008

/S/ SCOTT BEDBURY Scott Bedbury	Director	January 29, 2008

/S/ RICHARD S. EISWIRTH JR. Rick Eiswirth Jr.	Director	January 24, 2008

/S/ MICHAEL M. FLEMING Michael M. Fleming	Director	January 28, 2008

/S/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	January 24, 2008

/S/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	January 28, 2008

/S/ PETER M. VAN STOLK Peter M. van Stolk	Director	January 23, 2008