Form 10-K
period 2007-12-31
JONES SODA CO
filed 2008-03-17
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-28820

JONES SODA CO.

(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 Ninth Avenue North

Seattle, WA 98109

(Address of principal executive offices)

(206) 624-3357

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Registrant’s revenues for its most recent fiscal year: $39,830,933

As of March 6, 2008, there were 26,273,388 shares of the Company’s common stock issued and outstanding. As of the last business day of the second fiscal quarter, June 30, 2007, the aggregate market value of such common stock held by non-affiliates was approximately $345,780,000 using the closing price on that day of $14.02.

Documents Incorporated By Reference:    The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2007 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” and “Jones Pure Cane Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K and the documents incorporated herein by reference contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “stock,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. RISK FACTORS.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	OUR BUSINESS.

Overview

We develop, produce, market and distribute “New Age” or “Premium” beverages. We currently produce, market and distribute six beverage brands:

•	Jones Pure Cane Soda™, a “premium” soda;

•	Jones 24C™, an enhanced water beverage;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	Whoop Ass Energy Drink®, a citrus energy drink; and

•	Jones Naturals®, a non-carbonated juice & tea.

Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and key accounts;

•	stimulating strong consumer demand for our existing brands and products, with primary emphasis in the United States and Canada;

•	developing innovative alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverage or non-beverage products.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors, which we refer to as our “direct store delivery” channel (DSD) and our national retail accounts, which we refer to as our “direct to retail” channel (DTR), as well as through licensing and distribution arrangements.

We also participate in the carbonated soft drink (CSD) industry through distribution and sales of our 12-ounce cans of Jones Pure Cane Soda through an exclusive arrangement with National Beverage Corp. in grocery and mass merchant channels in the U.S.

With respect to our “direct store delivery” channel (DSD), we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S., and Western Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

We launched our “direct to retail” business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Barnes & Noble, Inc., Panera Bread Company, Target Corporation, Sam’s Club and Wal-Mart Stores, Inc.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies: Big Sky Brands, Inc. and J&J Snack Food Corp. With these licensing agreements, we believe that we are able to partner with companies that can manufacture Jones related-products and extend our Jones brand into select products that we feel enhance our brand image.

In December 2006, we announced the transition from high-fructose corn syrup to pure cane sugar for all our bottled and canned products. Our co-packers commenced production of Jones Pure Cane Soda in January 2007 and it was launched in the second quarter of 2007.

We entered into Sponsorship Agreements with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007, and Brooklyn Arena LLC and New Jersey Nets Basketball, LLC on November 8, 2007 that provide us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1987. Our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

The New Age or Alternative Beverage Industry

Jones Pure Cane Soda™, Jones Organics™, Jones Energy, Whoop Ass Energy Drink® and Jones Naturals®, which are classified as New Age or alternative beverages, as well as other brands and products that we may develop in the future, compete with beverage products of all types, including soft drinks, fruit juices and drinks and bottled water.

The New Age or alternative beverage markets are estimated at over $16 billion in total annual sales.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain natural ingredients combined with less sugar and carbonation. As a general rule, three criteria have been established for the New Age or alternative beverage classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to market research, the New Age or alternative beverage categories include: energy drinks; premium soda; ready-to-drink (RTD) coffee; RTD tea; RTD tea (nutrient-enhanced); shelf-stable dairy (regular/diet); shelf-stable dairy (nutrient-enhanced); single-serve-fruit beverages (regular/diet); single-serve-fruit beverages (nutrient enhanced); smoothies; sparkling water; sports drinks; vegetable/fruit juice blends; and other New Age beverages.

The Carbonated Soft Drink (CSD) Industry

We currently participate in the carbonated soft drink (CSD) industry through the distribution and sale of our 12-ounce cans of Jones Pure Cane Soda.

The CSD industry includes all soda products that are sold primarily in 12-ounce cans and generally compete on price. The carbonated soft drink category is estimated at approximately $70.0 billion in total annual sales. Following many years of growth, in 1999, the CSD category began to experience six straight years of sub-1% growth and showed per capita consumption declines. However, the CSD category remains significant in size, in terms of both volume and sales, and its market share is far larger than any other beverage category. The primary companies participating in this category include The Coca-Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Cott Corporation and National Beverage Corp.

In October 2004, we entered the mainstream segment of the carbonated soft drink industry with the launch of our Jones Soda product in the 12-ounce can format. These 12-ounce cans of Jones Soda were sold under a two-year exclusive marketing and distribution agreement with Target Corporation, which expired on December 31, 2006.

In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. to manufacture and distribute Jones Soda 12-ounce cans and Jones Energy in 16-ounce cans to the grocery and mass merchant channel in the U.S. Beginning in January 2007, National Beverage Corp. started selling Jones Pure Cane Soda to retailers in the U.S.

Business Strategy

In late 1995, we launched Jones Soda, our premium soda product under our trademarked brand. By launching Jones Soda, we believed we were creating a new category in the New Age beverage market and that we were offering distributors something new to sell. In its January 1998 issue, Beverage Aisle magazine changed the name of the “all-natural soda” segment to the “premium soda” segment and cited Jones Soda as an example of a beverage in this category. Thus, we believe that the Jones Soda brand and product line helped to create a new segment in the New Age or alternative beverage industry. In developing the Jones Soda brand, we have marketed our products with a distinct fashion component consisting of black and white photos on our labels, which we believe is representative of current overall fashion trends.

Utilizing creative but relatively low cost marketing and brand promotion techniques, we have focused on building a strong distributor network and presence with national retail accounts for our lead brand, Jones Soda. We believe that our past experience as a distributor of licensed and non-licensed New Age beverage brands has given, and will continue to give, our company credibility in connection with our efforts to build a quality network of independent distributors. Sales of our products through our distributor network, and the strength of our brand, provided us with opportunities to implement and grow our DTR strategy through national retail accounts. We have also entered into sports franchise sponsorship arrangements with the Seattle Seahawks of the National Football League and the New Jersey Nets of the National Basketball Association. The sponsorship arrangements provide us with exclusive rights to sell our beverages at sports venues. We expect these national accounts and sponsorship arrangements to continue to increase the public awareness and strength of our brand and provide us with other cross-selling opportunities through our licensing business strategy.

Our business strategy is to attempt to increase sales by expanding product distribution in new and existing markets (primarily within North America), stimulating consumer trial of our products and creating and increasing consumer awareness of, and brand loyalty to, our brands and products. In 2007, through our independent distributor network, we continued to focus on our core markets, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S., and Eastern Canada.

Since 2003, we grew our “direct to retail” distribution strategy to large national retail accounts, currently consisting of Target Corporation, Panera Bread Company, Barnes & Noble, Inc., Sam’s Club and Wal-Mart Stores, Inc. During 2008, we intend to continue servicing and expanding our “direct to retail” channel to national retail accounts.

In 2004, we also launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. In July 2004, we entered into a licensing agreement with Target Corporation to market and sell Jones Soda in a 12-ounce can format and we now compete directly in the carbonated soft drink industry. This agreement with Target expired on December 31, 2006. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In February 2007, we entered into a licensing agreement with J&J Snack Foods for the use of our flavors and brand name for their slurpee and iced beverages.

Jones Soda understands the importance of creating new beverage items and enhancing our existing beverage items to meet the ever changing consumer taste profile. Our strategy is to be focused on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with the consumer trends in the beverage industry.

Key elements of our business strategy include the following:

Building our Brand

We believe the market for alternative beverages is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 29. Accordingly, our strategy is to develop innovative brand names, slogans and trade dress. In addition to creative labeling on our products, we provide each of our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts, and our proprietary lighted display box. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda and Jones Naturals labels. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Independent Distributor Network (“DSD”)

We distribute our finished products through a network of independent distributors in the United States and Canada. We have also obtained listings for selected skus of our Jones Pure Cane Soda™, Jones Organics™, Jones Energy, Whoop Ass Energy Drink® and Jones Naturals® brands with certain key retail grocery accounts, including Quality Food Centers (QFC), Meijer, Allsups Convenience Stores, The Kroger Co., Albertsons, Safeway Inc., and Speedway Super America LLC, which are serviced through our independent distributor network. We have pursued this strategy both in an effort to increase sales and to encourage distributors to distribute our brands and products to our key accounts and other accounts of our distributors.

We usually grant independent distributors the exclusive right to distribute finished cases of one or more of our brands in a particular region, province, state or local territory, subject to our overall management directives. We have entered into written agreements with many of our top distributors for varying terms of years. However, most of our distribution relationships are oral (based solely on purchase orders) and are terminable by either party. In most of our written agreements, we would have to pay a fee to a distributor with an exclusive territory in the event we provided product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms ranging from one to three years.

We select distributors who we believe will have the ability to get our brands and products on the “street level” retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets.

Ultimately, we have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise. We currently maintain a network of approximately 265 distributors in 48 states in the United States and 9 provinces in Canada.

“Direct to Retail” National Accounts (“DTR”)

Beginning in 2003, we launched our “direct to retail” business strategy as a complementary channel of distribution, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products, serviced by the retailer’s appointed distribution system. As of the date of this Report, our most significant “direct to retail” accounts are the following:

•	Target Corporation—launched in October 2004, currently for 3 flavors of Jones Soda;

•	Panera Bread Company—launched in June 2003, currently for 4 flavors of Jones Soda, 3 flavors of Jones Naturals, and 2 flavors of Jones Organics in all Panera bakery-cafes in the United States;

•	Barnes & Noble, Inc.—launched in February 2003, currently for 5 flavors of Jones Naturals in all Barnes & Noble stores in the United States;

•	Sam’s Club—launched in March 2007, currently for a 6 flavor, 24-bottle Jones Soda variety pack; and

•	Wal-Mart—launched in May 2007, currently for 4 flavors of Jones Soda.

These arrangements are not long term and are terminable at any time by these retailers. There are no minimum purchase commitments for these retailers.

Carbonated Soft Drink

In October 2004, we entered the carbonated soft drink industry with the launch of our Jones Soda product in the 12-ounce can format under a two-year exclusive marketing and distribution agreement with Target Corporation. With the expiration of this exclusive agreement on December 31, 2006, beginning in 2007 we expanded distribution to the grocery and mass merchant channel in the United States with our exclusive manufacturing and distribution agreement with National Beverage Corp. Through this arrangement, we are identifying and securing retailers across the United States for our premium carbonated 12-ounce soft drinks and 16-ounce energy drink products, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage will both manufacture and sell on an exclusive basis the products directly to retailers. National Beverage is responsible for the manufacturing, delivery and invoicing of the sales of our products in this channel.

Licensing Arrangements

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In February 2007, we entered into a licensing agreement with J&J Snack Foods for the use of our flavors and brand name for their slurpee and iced beverages. With these licensing agreements, we believe that we are able to partner with companies that are able to manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Sponsorship Arrangements

In May 2007, we entered into a Sponsorship Agreement with the Seattle Seahawks of the National Football League and First and Goal, Inc. in exchange for exclusive beverage rights for certain soft drinks at Qwest Field as well as signage, advertising and other promotional benefits to enhance our brand awareness, including sponsorship and trademark rights regarding the use of Seattle Seahawks trademarks. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees, as well as provide beverage products as payment-in-kind. The agreement has an effective date of July 1, 2007 and expires on February 28, 2012, and provides Jones Soda with a right of first renewal with respect to its renewal or extension. Generally, either party may terminate the agreement only if the other breaches any material term of the agreement and fails to cure such breach within 30 days of receiving notice of the breach. In addition, the Seattle Seahawks may terminate the agreement if Jones Soda fails to make a required payment and such failure continues for 30 days after Jones Soda receives written notice of the failure.

In November 2007, we announced our entry into a Sponsorship & Beverage Availability Agreement with Brooklyn Arena, LLC and New Jersey Nets Basketball, LLC. The agreement has a commencement date of October 29, 2007; however, the agreement is subject to the approval of NBA Properties, Inc. and will not be effective until expressly approved by NBA Properties. As of the date of the filing of this Annual Report on Form 10-K, NBA Properties has not approved the agreement.

The agreement with Brooklyn Arena LLC and New Jersey Nets Basketball, LLC provides us with exclusive beverage rights for all carbonated soft-drinks and certain other non-alcoholic beverages, as well as sponsorship, promotional, media, hospitality and other rights in connection with the New Jersey Nets basketball team and a proposed new sports and entertainment arena that the Brooklyn Arena and the New Jersey Nets intend to develop in Brooklyn, New York. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees, as well as provide beverage products as payment-in-kind. The Brooklyn Arena and the New Jersey Nets may terminate the agreement if we commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period. We may terminate the agreement only if the Brooklyn Arena and the New Jersey Nets commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period, but only if equitable adjustment, make-goods or other remedies implemented by the Brooklyn Arena and the New Jersey Nets are not suitable or appropriate for such event of default.

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

Distributor Evaluation.    We prepare an analysis of existing and potential distribution channels, whether DSD or DTR. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

Production Evaluation.    We review all aspects of production in the beverage industry, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our brands and products.

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

Products

We currently produce, market and distribute six beverage brands: Jones Pure Cane Soda™, Jones 24C™ Jones Organics™, Jones Energy, Whoop Ass Energy Drink®, and Jones Naturals®. We are also in the process of developing a new product, Jones GABA™.

Jones Pure Cane Soda™

We believe that our trademarked Jones Soda brand and product line is a leader in the Premium Soda segment of the New Age beverage category. We originally launched Jones Soda in November 1995.

In December 2006, we announced a changeover to pure cane sugar for our entire product line-up. We started producing pure cane soda products in the first quarter of 2007. We have rebranded our soda to Jones Pure Cane Soda. The Jones Soda product line currently consists of 11 flavors.

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides a healthier alternative to our regular Jones Soda line and is an important product extension, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have five flavors of sugar-free Jones Soda.

Jones Soda beverage products come in 12-ounce (355 ml) clear long-neck bottles with primarily black and white photos on our labels displaying a variety of urban images. We also encourage consumers of Jones Soda, through the labels on our bottles, to send in photographs that may potentially be used on one of the Jones Soda labels. We launched the 12-ounce can format in 2004.

Jones 24C™

In June 2006, we purchased the trademark rights to 24C. Jones 24C, an enhanced water beverage, has 100% natural flavors and contains daily vitamin requirements and is available in six flavors. We began production and distribution of Jones 24C in the first quarter of 2007. 24C is available in 20oz PET bottles and a powdered drink mix.

Jones Organics™

In April 2005, we launched Jones Organics, a ready-to-drink organic tea, with 60 calories per serving, sweetened with organic cane sugar. Jones Organics comes in 14-ounce proprietary clear glass bottles with a design of the fruit on the front label, but does not contain the usual black and white photograph labels used on Jones Soda and Jones Naturals product labels. The Jones Organics line currently consists of six flavors.

Jones Energy

In November 2001, we launched Jones Energy, a citrus energy drink containing vitamin B6, riboflavin, niacin, thiamin, caffeine and coQ-10. Jones Energy is currently available in a 16-ounce can and in an 8.4 ounce “four-pack” carrier format in three different flavors. Our Jones Energy products compete in the Energy Drink category of the New Age beverage industry.

Whoop Ass Energy Drink®

We originally launched Whoop Ass in October 1999. Whoop Ass is a citrus energy drink in an 8.4- ounce (250 ml) slim can containing riboflavin, niacin, vitamin B6 and thiamin. In 2005, we launched a 16-ounce version of our Whoop Ass Energy Drink. Whoop Ass competes in the Energy Drink category of the New Age beverage industry.

Jones Naturals®

In April 2001, we launched Jones Naturals, our non-carbonated beverage. The Jones Naturals products have 100% natural flavors and contain ingredients such as ginseng, zinc, and various vitamins. Jones Naturals comes in 20-ounce (591 ml) clear bottles with primarily black and white photograph labels, similar to the Jones Soda product labels. The Jones Naturals line currently consists of six flavors. In 2007, we introduced Jones Naturals in 14-ounce glass bottles.

Jones GABA™

In line with producing new beverage items, in June 2007, we entered into an agreement with Pharma Foods International Co., LTD., of Kyoto, Japan; Mitsubishi Corporation (MC), of Tokyo, Japan; and Mitsubishi International Food Ingredients, Inc. (MIFI), of Dublin, Ohio that grants us rights in the United States, Canada and

Mexico to use PHARMA GABA in beverage applications subject to certain purchase commitments. PHARMA GABA is a naturally produced form of the amino acid gamma aminobutyric acid (GABA), a key neurotransmitter in the human brain that exerts a number of anti-stress effects, among other benefits. We intend to introduce our first beverage product containing PHARMA GABA during 2008.

Marketing, Sales and Distribution

Marketing

Our pricing policies for our products take into consideration competitors’ prices and our perception of what a consumer is willing to pay for the particular brand and product. The goal is to price our products at a premium to other premium sodas and New Age beverages.

We primarily use point-of-sale materials such as posters, stickers, table cards, shelf danglers, post cards, hats, pins, T-shirts and jackets to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. Through cooperative advertising, the majority of our independent distributors fund a portion of our marketing budget, based upon case sales. In selected cities, we participate on a “grass roots” level at certain events in an attempt to create and increase brand awareness and loyalty. We also have a program of sponsoring alternative sport athletes to promote our products, and we have signed up several athletes in the skateboard, snowboard and BMX bike arenas. We also use recreational vehicles and vans painted with the Jones colors and logos to create consumer awareness and enthusiasm to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

We maintain and utilize our website to allow our Jones Soda consumers to create their own personalized 12-pack of Jones Soda (12-ounce bottles) with their unique photo in the labels. The strategy of www.myjones.com is to provide a personalized product offering to our consumers as well as provide an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through the web and crop and create their own “myjones” labels. The personalized labels are downloaded at our warehouse and we send out 12-packs of the personalized soda to the consumer. We believe this strategy has increased awareness for the Jones Soda brand as well as provided for increased consumer interactivity with the Jones Soda brand, and we anticipate that it will continue to do so. In December 2002, we received notice of issuance of a patent (Patent No. 6,493,677) from the U.S. Patent and Trademark Office for our myjones.com business operation. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.” In January 2005, we were granted a second patent by the U.S. Patent and Trademark Office (Patent No. 6,845,362 B2) which is also entitled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

In 2002, we launched the yourjones program, which allows the customization of the front panel of the label of Jones Soda in a manner similar to our myjones business, but on a larger, commercial scale. The premise behind “yourjones” is to create customized Jones Soda or Jones Naturals bottles, with a personalized photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myjones.com, the Jones Soda name always appears on the labels and customers can add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes.

In September 2007, we selected Cole & Weber United to create an advertising campaign that will support the sale of our Jones Soda products throughout the United States. Cole & Weber is a full-service marketing agency known for creating innovative campaigns. Our goal is to increase awareness of our products as we expand distribution in the marketplace.

Sales

Our products are sold in 48 states in the United States and 9 provinces in Canada primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. During 2006, sales in the U.S. represented approximately 88% of total sales, while sales in Canada represented approximately 11%, and we had approximately 1% in other international sales. In 2007, sales in the U.S. represented approximately 85% of total sales, while sales in Canada represented approximately 14%, and we had approximately 1% in other international sales. We may consider expanding sales of our products to select international markets in the future.

During 2007, our DSD sales force was organized into seven regional groups, consisting of the Northwest, Southwest, Midwest, Northeast and Southeast regions of the United States and Western and Eastern regions of Canada. Our Chief Operating Officer oversees all sales and marketing efforts and has five Vice Presidents of DSD Sales, one of whom is responsible for each of the following regions: Midwest U.S., Eastern and Southern U.S., Northwest U.S., Western U.S. and Canada. Regional Managers are ultimately responsible for the separate regions. Senior sales personnel are responsible for large retail grocery accounts located in their regions, the management of existing independent distributor relations and the selection of new independent distributors as may be required. Junior sales personnel work closely with our independent distributors and their sales representatives to help them open street level retail accounts and train them in our sales and marketing techniques.

During 2007, our CSD sales were coordinated and led by our Executive Vice President of Sales and our Vice President Sales CSD East. They and the CSD Regional Managers are responsible for calling on all national and regional grocery and mass merchant accounts in the CSD category. National Beverage Corp. manufactures, packs and distributes directly to retailers.

Distribution

We sell a majority of our products through our DSD network, and we currently have relationships with approximately 265 independent distributors throughout North America. Our policy is to grant our distributors exclusive rights to sell particular brands within a defined territory. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary. We have entered into written agreements with many of our top distributors for varying terms of years. However, most of our distribution relationships are oral (based solely on purchase orders) and are terminable by either party. In most of our written agreements, we would have to pay a fee to a distributor with an exclusive territory in the event we provided product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms ranging from one to three years.

In addition, we sell our products directly to certain large national retail accounts, such as Target Corporation, Panera Bread Company, Barnes & Noble, Inc., Sam’s Club and Wal-Mart Stores, Inc. Distribution of our products into these DTR accounts is handled by the retailer’s distribution system or by its designated food-service or other distributors.

For the year ended December 31, 2007, three of our customers represented approximately 29% of total revenues, with sales to Wal-Mart Stores, Inc. (including Sam’s Club) representing revenues of approximately 13%. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or accounts.

We generally require our independent distributors to place their purchase orders for our products at least 10 days in advance of delivery. To the extent we have additional product available in inventory, we will fulfill other purchase orders when and as received. We contract with independent trucking companies to have product shipped from our contract packers to independent warehouses, and then on to our distributors. Distributors then sell and deliver our products either to subdistributors or directly to retail outlets, and such distributors or subdistributors stock the retailers’ shelves with our products. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances, and all sales are final with a “no return” policy; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may take back product.

Production

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

For our bottle products, we purchase certain raw materials such as concentrates, flavors, supplements, sugar, bottles, labels, trays and caps and other ingredients for our beverage products; the raw materials are delivered to our various third party co-packers. We currently use six primary independent contract packers known as “co-packers” to prepare, bottle and package our bottle products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario, Oregon, Washington, Minnesota, and California. Once the product is manufactured, we purchase and store the finished product in nearby third party warehouses.

We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-packing costs have increased. We experienced increases in co-packing fees for 2007 and expect these increases to continue into 2008. We expect to continue to look for alternative or lower-cost co-packing arrangements for our products in the United States and in Canada.

As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of delivery. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers.

With respect to our 12-ounce cans of Jones Soda and 16-ounce cans of Jones Energy sold by National Beverage Corp. through the grocery products and mass merchant channel, National Beverage is responsible for all manufacturing, packing and distribution. Under the agreement, sales of product may be made only to our authorized retail accounts purchasing through warehouse distribution, and we are solely responsible for all sales efforts, marketing, advertising and promotion. We sell concentrate to National Beverage Corp. for the manufacture of the product, and National Beverage Corp. is responsible for the manufacture, storage, inventory, delivery, invoicing, customer credit review and approval, and receivables collection with respect to sales of products to our authorized accounts. National Beverage carries, stores and maintains the finished products.

The agreement has an initial term of five years, expiring on December 31, 2011. Thereafter, the agreement automatically renews in perpetuity for successive additional five-year periods, unless terminated by either party as specified in the agreement. We may not terminate the agreement prior to that date unless National Beverage is in material default, and National Beverage will have the right to terminate our agreement upon six months notice at any time after December 31, 2009. The agreement also provides National Beverage Corp. the first right to pack and distribute any new products that we desire to sell through warehouse distribution.

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle products are purchased by us or by our contract packers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of concentrate, flavors, supplements, sugar, bottles, labels, trays, caps and packaging. These raw materials are purchased from suppliers selected by us or by our contract packers.

We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

The prices of raw materials such as bottles, sugar and certain other ingredients continued to increase in 2007. These increased costs, together with increased costs primarily of energy, gas and freight resulted in increases in certain product costs which are ongoing and expected to continue to exert pressure on our gross margins in 2008.

Currently, we purchase our flavor concentrate from our three flavor concentrate suppliers. Generally, flavor suppliers hold the proprietary rights to the flavors. Consequently, we do not have the list of ingredients or formulae for our flavors. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

In addition, with our shift to production using pure cane sugar rather than high fructose corn syrup, we utilize considerable quantities of pure cane sugar. We have four pure cane sugar suppliers and usually enter into one to two year supply agreements.

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

Testing includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product through a program for stringent contract packer selection, training and communication.

We believe we source and select only those suppliers that use quality components.

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada,

Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration (“FDA”). The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the United States and various other markets. Some of these packagers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the United States and Canada requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container–related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and Canada.

Trademarks, Flavor Concentrate Trade Secrets and Patent

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Pure Cane Soda™,” “Jones Naturals®”, “Jones Energy”, “Whoop Ass Energy Drink®”, and “Jones 24C™.” In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “Wet Yourself®,” “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design™,” “Whoop Ass and Design®”, “Corn Is For Cars… Sugar Is For Soda™,” “Run with the Little Guy!®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 37 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

We have two patents on our “myjones.com” business operation. In December 2002, the U.S. Patent and Trademark Office issued us Patent No. 6,493,677, and in January 2005 they issued to us Patent No. 6,845,365 B2, both entitled “Method and Apparatus for Creating and Ordering Customized Branded Merchandise over a Computer Network”. The term of U.S. patents is 20 years from the date of filing. We intend to explore potential licensing arrangements with third parties to commercialize this patented methodology and defend patent violations.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include:

•	distribution;

•	sponsorships;

•	licensing;

•	brand name;

•	brand image;

•	price;

•	labeling and packaging;

•	advertising;

•	product quality and taste;

•	trade and consumer promotions; and

•	development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coca Cola, Pepsi, Hansen’s, Stewarts, IBC and other traditional soft drink manufacturers and distributors, as well as against other category leaders such as Red Bull and Monster for the energy drink category.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda™ is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Pure Cane Soda™ brand, we sell Jones Organics™, Jones Energy, Whoop Ass Energy Drink®, Jones Natural® and Jones 24C™ as complementary products that may replace other non-carbonated single-serve fruit beverages or ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Pure Cane Soda™ in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we intend to introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We currently have distribution arrangements with National Beverage, Target Corporation, Panera Bread Company, Barnes & Noble, Sam’s Club and Wal-Mart Stores, Inc. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Pure Cane Soda™, Jones Organics™, Jones Energy, Whoop Ass Energy Drink®, Jones 24C™ and Jones Naturals® products are priced in the same price range or higher than competitive New Age beverage brands and products.

Seasonality

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

Employees

As of December 31, 2007, we had 82 full-time employees: 46 were employed in sales and marketing capacities, 18 were employed in administrative capacities, and 18 were employed in manufacturing and quality control capacities. None of our employees is represented by labor unions. We believe that our relationships with our employees are good.

Securities Exchange Act Reports and other Available Information

We make available on or through our website at www.jonessoda.com (under “About Jones—Investor Relations—Financial Reports”) certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

In addition, the following corporate governance materials are also available on our website under “About Jones—Investor Relations—Corporate Governance:”

•	Audit Committee Charter.

•	Code of Conduct applicable to all directors, officers and employees of Jones Soda Co.

•	Code of Ethics for our CEO and senior financial officers.

If we waive any material provision of our Code of Conduct or Code of Ethics for our CEO and senior financial officers or substantively change the codes, we will disclose that fact on our website within four business days. A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are also available free of charge and can be mailed to you upon request to Jones Soda Co., Corporate Offices, 234 Ninth Avenue North, Seattle, Washington 98109.

EXECUTIVE OFFICERS

Our executive officers as of March 17, 2008 are as follows:

Name	Age	Position	Officer Since
Scott Bedbury	51	Interim Chairman of the Board and Director	2008
Stephen Jones	52	Interim Chief Executive Officer and Director	2008
Joth Ricci	39	Chief Operating Officer	2008
Hassan Natha	48	Chief Financial Officer and Secretary	2006
Peter Burns	47	Senior Executive Vice President of Sales and Marketing	2007
Lars P. Nilsen	46	Executive Vice President of Sales	2006

Mr. Bedbury has served as one of the Company’s directors since August 2003. Mr. Bedbury is also chief executive officer of Brandstream, an independent brand consultancy, and a speaker for the Leigh Bureau. Mr. Bedbury was a senior vice president of marketing at Starbucks Coffee Company from 1995 to 1998. Prior to that, he spent seven years as head of advertising for Nike, Inc. In addition, Mr. Bedbury is the author of A New Brand World: Eight Principles for Achieving Brand Leadership in the 21st Century. Mr. Bedbury holds a Bachelor of Arts degree from the University of Oregon.

Mr. Jones has served as one of the Company’s directors since March 2006. Mr. Jones is also a consultant to Denneen and Company, a Boston-based strategy consulting business, where he served as president and partner from October 2006 to June 2007. Since June 2007, Mr. Jones has also served as vice president of Calabria Mia Fine Foods, an Italian food producer and distributor, and since 2003 he has been the chief executive officer of Brand Ignition Group, a private company that works with private equity funds to identify and acquire emerging high growth consumer products companies, of which he was also a founder. From 1986 to 2003, Mr. Jones worked in various positions with The Coca-Cola Company, most recently serving as its chief marketing officer.

Mr. Ricci joined Jones Soda as Chief Operating Officer in January 2008. From May 2003 to January of 2008, Mr. Ricci served as General Manager of Columbia Distributing Company, a beverage distribution company, and previously served as its Vice President of Human Resources and Process Improvement from November 2002 to May 2003 and as its Regional Vice President of Sales and Marketing from November 2000 until October 2002. Mr. Ricci received a B.S. in Business Education from Oregon State University.

Mr. Natha joined Jones Soda in April 2006. Prior to joining Jones Soda, Mr. Natha served as an associate with CFO Selections, a professional CFO services firm from August 2005 to January 2006, a principal of B2BCFO, a CFO professional services firm, from March 2003 to July 2005, and Chief Financial Officer of Washington Gaming Inc., a private real estate and gaming company, from January 2002 to December 2002. From October 2000 to December 2001, he served as senior manager of Accenture Inc. Mr. Natha is Certified Public Accountant and received a Bachelor of Commerce (Accounting) from Concordia University and a Graduate Diploma of Public Accountancy from McGill University.

Mr. Burns was hired as our Senior Executive Vice President of Sales and Marketing in April 2007. His employment with the Company will terminate on March 31, 2008. From July 2005 to October 2006, Mr. Burns was the Vice-President of Sales for Izze Beverage Company, a new age beverage company. Prior to that, from January 2001 to June 2005, he was the Executive Vice-President of Sales of Mauna Loa Macadamia Nut Corporation, a food manufacturer and distributor. Mr. Burns received a Bachelor of Science from Randolph Macon College.

Mr. Nilsen was hired as our Executive Vice President of Sales in February 2006. Mr. Nilsen joined us from Northwest Horticulture, where he served in the roles of Chief Operating Officer and President/CEO, from September 2001 to December 2005. Mr. Nilsen’s education includes an MBA from the University of Washington, a B.Sc. from the University of Utah with a major in Finance and an extensive management training program from Coca-Cola University.

ITEM 1A.	RISK FACTORS.

The following factors may materially adversely affect our business, financial condition or results of operations. In that event, the trading price of our common stock could decline and shareholders may lose part or all of their investment. Therefore, shareholders should carefully consider the risks described below before making an investment decision.

Risk Factors Relating to Our Company and Our Business

Our business plan and future growth is dependent to a significant extent on our CSD strategy. If we are unable to successfully implement this strategy, our results of operations and financial condition could be adversely affected.

We have allocated significant resources to our efforts to penetrate the CSD market through the introduction of our canned soda product. These efforts may prove to be unsuccessful or unprofitable, in which case our results of operations and financial condition will suffer. Our ability to establish a market for our brands and products in the CSD channel is dependent on our ability to establish and maintain successful relationships with retailers, including grocery stores and other retailers who will carry our CSD products. Our success in the CSD channel will therefore depend on our ability to secure and maintain favorable listing arrangements with retailers.

Our ability to maintain our network of retailers and attract additional retailers will depend on a number of factors, many of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular regions;

•	our ability to price our products at competitive levels;

•	our ability to promote and advertise our products; and

•	our ability, through National Beverage Corp., to deliver products in the quantity and at the time ordered by retailers.

We may not be able to perform on all or any of these factors in any of our current or prospective geographic areas of distribution, which would have a material adverse effect on our revenues and financial results.

Because products in the CSD industry compete primarily on price, we may not be able to distinguish our CSD products from those of larger, more well-established and substantially better financed companies in this industry, such as the Coca- Cola Company and PepsiCo, Inc., and may not be able to compete with these companies based solely on price. Our inability to successfully execute on our CSD strategy will adversely affect our revenues and financial results.

We are dependent on National Beverage’s production capacity and capabilities to meet the demand for Jones products in the grocery and mass merchant channel in the U.S.

In 2006, we entered into an agreement with National Beverage Corp, pursuant to which, beginning in 2007, National Beverage Corp. generally has the exclusive right in the United States to manufacture and distribute Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles and Jones Energy in 16-ounce cans in the grocery and mass merchant channel. The agreement has an initial term of five years, expiring on December 31, 2011, and we may not terminate the agreement prior to that date unless National Beverage is in material default. As a result, our success in the CSD industry will depend to a significant extent on the performance of National Beverage. If National Beverage fails to perform adequately, because, for example, it is unable to manufacture our products in sufficient quantities to meet demand in a timely manner (due to a shortfall in agreed upon capacity in one or all of their factories or significantly increased demand or other reasons) or does not provide acceptable customer service to our grocery and mass merchant customers, our ability to gain market acceptance in the CSD industry could be materially adversely affected and our results of operations would suffer. In addition, National Beverage may be unable to pass cost increases to retailers, thereby reducing our profits from sales in the CSD channel.

Moreover, National Beverage will have the right to terminate our agreement upon six months notice at any time after December 31, 2009. If National Beverage were to terminate the agreement, we would need to find alternative manufacturing and distribution arrangements for the CSD channel, which we may be unable to do in a timely manner or on favorable terms, which could adversely affect our results of operations.

Finally, National Beverage Corp. purchases concentrate from us in order to manufacture our products, and it places orders for concentrate as required by its production and inventory needs. National Beverage is not required to place any minimum monthly or quarterly concentrate orders with us. This could lead to fluctuating sales of concentrate during any given quarter or year and have an adverse effect on our results of operations. For example, in light of lower than expected retail customer orders and its existing inventory levels during the fourth quarter of 2007, National Beverage did not place any concentrate orders in the fourth quarter, which adversely impacted our results of operations for the quarter.

We rely on our distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;

•	our ability to price our products at levels competitive with those offered by competing products; and

•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors, retailers and brokers in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely effect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We have entered into written agreements with many of our top distributors for varying terms and duration; however, most of our other distribution relationships are based solely on purchase orders and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases under many of those agreements, and any of the agreements may be terminated at any time. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

Our business plan and future growth is dependent in part on our distribution arrangements directly with retailers and national retail accounts. If we are unable to establish and maintain these arrangements, our results of operations and financial condition could be adversely affected.

We currently have distribution arrangements with several large national retail accounts to distribute our products directly through their stores; these retailers include Barnes & Noble, Panera Bread Company, Target Corporation, Sam’s Club and Wal-Mart Stores, Inc. We believe that our “direct to retail” program has increased our national visibility among consumers; however there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts. We operate based solely on purchase orders we receive from them. We may not be able to maintain continuing relationships with any of these national accounts, and we may not be able to renew any of these accounts upon expiration of the term of the existing arrangements. Any of these agreements may be terminated by the retailer at any time. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition and consolidated results of operations. For example, in 2007, Starbucks Coffee Company stopped carrying our product in its U.S. stores, which negatively impacted our sales and results of operations in 2007. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

Second, as we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. In general, our margins are lower on our sales to these customers because of these pressures. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our “direct to retail” accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We have dedicated, and will continue to dedicate, significant resources to our sponsorship agreements and may not realize the benefits expected from those agreements.

Our sponsorship agreements with the Seattle Seahawks and the New Jersey Nets require us to make substantial annual payments in exchange for certain promotional and branding benefits. There can be no assurance, however, that the benefit we anticipate from those and similar agreements, including exclusive beverage rights and other branding opportunities, will compensate for the annual payment commitments required by the agreements. These commitments are significant, representing approximately 50% of our purchase obligations outstanding as of December 31, 2007 (see the table of “Contractual Obligations” included under Item 7 of this Report). Moreover, there can be no assurance that our association with these particular teams will have a positive effect on our image and brand. There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third parties and contract packers to produce our beverage products and deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for contract packers’ business is intense, especially in the western United States, and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain profitable relationships with those distributors and key accounts.

Our business and financial results depend on the continuous supply and availability of raw materials.

The principal raw materials used by us include aluminum cans, glass bottles and PET plastic bottles as well as juices, sucrose/inverted cane sugar and sucralose, the costs of which are subject to fluctuations. In addition, with our shift to production using pure cane sugar rather than high fructose corn syrup, we utilize considerable quantities of pure cane sugar. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of PET plastic bottles and aluminum cans increased in 2006 and again in 2007. The prices of pure cane sugar, sucrose, trays and labels increased in 2007 and certain of these ingredients continued to increase in early 2008. These increased costs, together with increased costs primarily of energy, gas and freight resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2008. In addition, certain of our co-packing arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any such increases on to our customers.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, PET plastic bottles, cans, glass, labels, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners (including packagers), contract manufacturers, independent distributors and retailers to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Currently, we purchase our flavor concentrate from three flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and concentrates and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures and our advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Moreover, we focused significant resources in 2007 in introducing our canned soda product in the CSD channel. There can be no assurance that our canned soda product will not have a negative impact on our brand image, particularly with respect to our traditional bottled product.

In addition, because of changing government regulations or implementation thereof, allegations of product contamination or lack of consumer interest in certain products, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Also, adverse publicity surrounding obesity concerns, water usage and the like could negatively affect our overall reputation and our products’ acceptance by consumers.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving one of our key personnel, could negatively impact our operations, financial condition and employee morale.

Peter M. van Stolk, our founder, President and Chief Executive Officer, and a member of our Board of Directors, stepped down as an employee and officer of the Company effective December 31, 2007. Since our inception, we have been dependent upon the creative skills and leadership of Mr. van Stolk, and there can be no assurance that his departure will not have a material adverse effect on our business, including our relationships with key customers and independent distributors, and employee morale. The Board of Directors has appointed Stephen C. Jones, a member of our Board since 2006, to the position of interim Chief Executive Officer. Our success will depend in part on Mr. Jones’ interim leadership and, in the future, on our ability to attract and retain a highly qualified permanent chief executive officer.

We need to effectively manage our growth and resources in order to execute on our business plan. Any failure to do so would negatively impact our results of operations.

To manage operations effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan. In addition, in order to grow and execute on our business plan and opportunities, we need to have available to us adequate resources, including capital and personnel, which may not be available when needed. We also need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. We may not be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

Our ultimate success depends on our ability to continue to generate revenue through our operations. If our operations are impaired for any reason, including an impairment in the availability of our Key Bank loan facility to supply working capital for operations and we do not have another source of funding readily available to fund our continued operations, we may be unable to meet our future capital needs. If we encounter some impairment in our ability to operate, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. If equity financing is used to raise additional working capital, the ownership interests of our existing shareholders will be diluted.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patent and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

As part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the licensing partner’s use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.

We have obtained two U.S. patents on our “myjones.com” methodology. While the number of business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that our patent may be construed by a court of competent jurisdiction in a very limited manner such that it offers little or no basis for us to deter competitors from employing similar processes or does not allow us to defend against third party claims of patent infringement.

Litigation or legal proceedings (including pending securities class actions) could expose us to significant liabilities and damage our reputation.

Securities class action derivative lawsuits have been filed against us and current officers and members of the Board of Directors. These lawsuits are described more fully in Part I, Item 3. “Legal Proceedings” and in Note 12 to our consolidated financial statements contained in this Form 10-K. Defending these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

We may also become party to other litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies, procedures and related training programs will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Failure to remediate a material weakness in our internal control over financial reporting could adversely impact our ability to report accurate financial results in a timely manner.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, management identified the following material weakness: the Company has limited accounting personnel with expertise in generally accepted accounting principles and regulatory financial reporting requirements. This lack of sufficient accounting personnel with an appropriate level of accounting knowledge and training reduced the likelihood that the Company could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. As a result of this material weakness, management concluded that our internal control over financial reporting and our disclosure controls and procedure were not effective as of December 31, 2007. The material weakness and some of the steps we are taking to remediate such material weakness are described in Item 9A “Controls and Procedures” of this report.

We are taking steps to improve the reliability of our internal controls and eliminate the material weakness. Until we are successful in our effort to remediate the weakness in our internal control over financial reporting, it may prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, sports sponsorship agreements and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

If we are unable to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

We face currency risks associated with fluctuating foreign currency valuations.

For the year ended December 31, 2007, approximately 14.0% of our sales were denominated in the Canadian dollar. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollar has had a positive impact on our revenues attributable to sales in Canada, it has also negatively impacted our costs of goods. The majority of our products are produced and bottled in Canada through two of our co-packers. Accordingly, an increase in the value of the Canadian dollar in relation to the U.S. dollar has an adverse effect on our production costs. In addition, the financial statements for our Canadian subsidiary are denominated in Canadian dollars; accordingly, on a consolidated financial statement reporting basis, these numbers are converted into U.S. dollars and are affected by currency conversion rates. As of December 31, 2007, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

Risk Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, consumers between the ages of 12 and 29. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although we believe that we have been relatively successful in establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones Energy, Jones Naturals, Whoop Ass, Jones Organics and Jones 24C brands will also be substantially dependent upon acceptance of the Jones Pure Cane Soda brand. Accordingly, any failure of our Jones Pure Cane Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coca Cola, Pepsi, Hansen’s and other traditional soft drink manufacturers and distributors. We compete against other category leaders such as Red Bull and Monster for the energy drink category. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. There can be no assurance that we will be able to grow our volumes or be able to maintain our selling prices in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be too limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that, in general, alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life of alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

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

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•

Our ability to secure favorable and timely listing arrangements with retailers in the CSD channel in an effort to increase the distribution of our product, the timing of the retailers’ reset periods, competitive response by much larger, well-funded and established companies currently operating in the CSD channel, our ability to manage all the expenses of our continuing CSD roll-out, our ability to execute our CSD marketing programs to increase the sales velocity of our products and product sell- through, market acceptance of our products, our ability to attract qualified employees with experience in the CSD channel, our ability to fully recover our investment in slotting fees and the impact of the can expansion on our other distribution channels;

•

Our ability to develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•

Our ability to manage our operating expenses to sufficiently support general operating activities, slotting fees, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as cola, diet cola, lemon lime, vitamin-enhanced water beverages and energy drinks and enter into sponsorship agreements;

•	Our ability to meet the financial covenants of our Key Bank Loan Agreement if and when we borrow any funds under this arrangement;

•	Our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myjones” programs;

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

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, there can be no assurance that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products. Additionally, we may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

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

If we are not able to achieve our objectives for our business, the value of an investment in our Company could be negatively affected.

In order to be successful, we believe that we must, among other things:

•	increase the sales volume and gross margins for our brands and products;

•	achieve and maintain efficiencies in operations;

•	manage our operating expenses to sufficiently support operating activities;

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

We may not be able to meet these objectives, which could have a material adverse affect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales will depend primarily on success in expanding our current markets, improving our distribution base, entering into “direct to retail” arrangements with national accounts, and introducing new brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTY.

We lease approximately 13,534 square feet of office space in Seattle, Washington for our principal executive and administrative offices, and for warehouse purposes. Effective September 1, 2006, we entered into a five-year lease agreement, with the first-year’s monthly rent equal to $12,710.00, plus payment of taxes and utilities. The rent is subject to annual four percent increases. The landlord may terminate the lease agreement at any time by delivering nine months’ advance written notice to us. Our new lease agreement is discussed in further detail in Note 12 to the Notes to Consolidated Financial Statements contained herein.

We believe our leased premises are suitable and adequate for their use and, in the opinion of management, are adequately covered by insurance.

We own no real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.	LEGAL PROCEEDINGS.

Federal Securities Class Action

On September 4, 2007, a putative class action complaint was filed against us, our former CEO, Peter van Stolk, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period from March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. All seven lawsuits have been consolidated into one action, captioned In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed a lead plaintiff and approved his selection of lead counsel. No consolidated complaint has yet been filed.

Shareholder Derivative Litigation

On September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current and former officers and current directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA. The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two actions has been consolidated with the Cramer Action. The shareholder who brought the unconsolidated state-court action voluntarily moved to have her suit dismissed on January 30, 2008, and on February 12, 2008 the Court dismissed that action. The two remaining shareholder derivative actions were filed in the U.S. District Court for the District of Washington. One of the shareholders in the two federal actions has moved to consolidate the federal derivative actions. The Court has not ruled on the motion to consolidate. All of the derivative complaints are based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and allege, among other things, that certain of our directors and officers breached their fiduciary duties and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaints are derivative in nature and do not seek monetary damages from us. However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

We are unable to predict the outcome of these actions. These actions could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA” and in Canada on the TSX Venture Exchange under the symbol “JSD”.

On November 28, 2005, we qualified for trading on the NASDAQ Capital Market. Prior to that time, our common stock had been traded on the OTC Bulletin Board since June 23, 2000. The following table shows, for each quarter of fiscal 2007 and 2006, the high and low closing sales prices as reported by the NASDAQ Capital Market.

	Nasdaq Capital Market
	High	Low
2007:
Fourth quarter	$12.32	$5.94
Third quarter	17.93	8.80
Second quarter	31.54	13.83
First quarter	22.20	11.67

2006:
Fourth quarter	$12.84	$8.52
Third quarter	9.45	7.57
Second quarter	10.94	7.41
First quarter	8.44	5.28

Holders

As of March 6, 2008, there were 26,273,388 shares of common stock issued and outstanding, held by approximately 282 holders of record, although there are a much larger number of beneficial owners.

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

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Dollars in thousands, except per share data	Year Ended December 31,
	2007	2006	2005	2004	2003
Results of Operations:
Net Revenue	$39,831	$39,035	$33,511	$27,449	$20,101
Income (loss) from Operations	(11,629)	4,574	1,283	1,330	324

Per Share Data:
Income (loss) from Operations per Common Share	$(0.45)	$0.19	$0.06	$0.06	$0.02

Dollars in thousands, except per share data	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total Assets	$41,625	$47,952	$10,452	$7,851	$4,666
Long-Term Indebtedness	474	15	88	114	20

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed below and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Our Business

We develop, produce, market and distribute “Premium” or “New Age” beverages. We currently produce, market and distribute six beverage brands:

•	Jones Pure Cane Soda™, a “premium” soda;

•	Jones 24C™, an enhanced water beverage;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss™, a citrus energy drink; and

•	Jones Naturals®, a non-carbonated juice & tea

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors, which we refer to as our “direct store delivery” channel (DSD), and our national retail accounts, which we refer to as our “direct to retail” channel (DTR), as well as through licensing and distribution arrangements.

In 2007, we entered the carbonated soft drink market (CSD) with the introduction of 12-ounce cans of Jones Pure Cane Soda, which are manufactured and distributed by National Beverage Corp. in grocery and mass merchant channels in the U.S. pursuant to an exclusive agreement we entered into with National Beverage in September 2006. Through this arrangement, we identify and secure retailers across the United States for our premium carbonated 12-ounce soft drinks and 16-ounce energy drink products, and we are responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. National Beverage is responsible for the manufacturing, delivery and invoicing of the sales of our products in this channel.

With respect to our DSD channel, we have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Western Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. and Eastern Canada.

We launched our DTR business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food service-based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Barnes & Noble, Panera Bread Company, Target Corporation, Sam’s Club and Wal-Mart Stores, Inc.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with two companies: Big Sky Brands, Inc. and J&J Snack Foods. With these licensing agreements, we believe that we are able to partner with companies that can manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image. We do not expect this business to be a material part of our operations in 2008.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory, the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy, however, in limited instances, due to credit issues, or product quality issues, we may take back product.

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

We pay for slotting fees or similar arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Generally, this incentive is recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made. If we receive a benefit from any such incentives over a period of time and we meet certain other criteria, such as retailer performance, recoverability and enforceability, such incentives are recorded as an asset and are amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period of 12 months. We evaluate the recoverability of any deferred slotting fees on a quarterly basis.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the years ended December 31, 2007 and 2006, our revenue was reduced by $5,499,000 and $480,000, respectively, on account of cash considerations, slotting fees, and promotion allowances.

We entered into Sponsorship Agreements with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007 and Brooklyn Arena LLC and New Jersey Nets Basketball, LLC on November 8, 2007 that provide us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits, if any, are recorded as an expense.

Allowance for Doubtful Accounts; Bad Debt Expense

Management routinely estimates the collectability of our accounts receivable. Management analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically, and continue today, to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that, in general, bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserve has represented approximately 0.3% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as management determines is reflective of the risk of non-collection. In considering the amount of bad debt allowance, we rely heavily on our history of no material write-offs and that our revenue is not dependent on one or a few customers, but is spread among a number of customers. However, other factors which could cause management to change its estimates would be a downturn in the economy that management determines has the potential to affect collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over 12 months from production date. During the year ended December 31, 2007, we recorded inventory provisions and write-downs of approximately $1,700,000 as we discontinued the production of high fructose corn syrup inventory and discontinued the sales of 16 ounce Jones Soda cans and various other special packs. At December 31, 2007 and 2006, we had an inventory obsolescence provision of $565,000 and $76,000, respectively.

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to their expiration, we are required to establish valuation allowances against that portion of deferred tax assets. The determination of required valuation allowances involves significant management judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes in accordance with Statement of Financial Accounting Standards 109 (“SFAS 109,”) “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of our deferred tax asset.

During the fourth quarter of fiscal 2007, we concluded that it was appropriate to record a charge of approximately $5,482,785 to establish a full valuation allowance against the tax benefits arising from losses in our U.S operations. During the fourth quarter of fiscal 2007, the Company experienced significant losses due to lower margins and the recording charges such as severance costs, promotions, slotting fee costs, inventory provisions for discontinued product and legal and professional fees which negatively impacted U.S. pretax income and caused the Company to be in the position as of December 31, 2007 of having cumulative losses in recent years with respect to our U.S. operations. Although we do not expect to incur some of these costs in future years, we do not know yet if these investments are an aberration and the success of our incremental investments in the business remains unknown. In accordance with the relevant accounting guidance, we considered future projections of U.S. pretax income as a material factor in our analysis of the realizability of our net U.S. deferred tax assets, however, it was difficult to overcome the cumulative loss. The negative events mentioned above, while not necessarily recurring in nature and maybe beneficial to our long-term future prospects, were material to our decision to establish a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. We continually analyze the realizability of our deferred tax assets, but reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies. No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the year ended December 31, 2007 pursuant to FIN 48.

Contingencies

We are subject to the possibility of losses from various contingencies. See Item 3.—Legal Proceedings. Considerable judgment is necessary to estimate the probability and amount of loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge to operations for estimated costs of adjudication or settlement and unasserted claims existing as of the balance sheet date.

As of December 31, 2007, no loss contingencies have been accrued for any class action or derivative lawsuits, as we are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

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

During the year ended December 31, 2007, the Board of Directors granted restricted stock awards of 140,000 shares under our 2002 Stock Option and Restricted Stock Plan, which was amended and approved by our shareholders in May 2007. Under the fair value recognition provision of SFAS 123R, share-based compensation cost for stock awards is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

We amortize stock-based compensation for both stock option grants and stock awards over a period of 42 months, with the first 1/7th, vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter.

On May 22, 2007, our Board of Directors determined that the following policy will apply to grants of stock options under any of the Jones Soda Co. existing stock option plans: Without the prior approval of the Jones Soda Co.’s shareholders, stock option grants under any of the Jones Soda Co. stock option plans will not be repriced, replaced or regranted in the form of replacement options, stock awards, or by lowering the option exercise price of a previously granted option.

Results of Operations for the Year Ended December 31, 2007

For ease of presentation in the following discussions of “Results of Operations” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Revenue

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Gross Revenue (1)	$45,330	$39,515	$33,804
Less: Promotion allowances and slotting fees (2)	5,499	480	293
Net Revenues	$39,831	$39,035	$33,511
Revenue increase	2.0%	16.5%	22.1%

(1)	Gross revenues, which excludes the impact of slotting fees and promotional allowances, is a non-GAAP financial measure. The most directly comparable GAAP measure is net revenues. Under GAAP, slotting fees and promotional allowances are recorded as a reduction of revenue in calculating net revenues. Gross revenues is used by management to monitor operating performance, including in comparison to prior years, as it allows evaluation of sales performance before the effects of any slotting fees and promotional items, which can mask certain performance issues. Management believes that the presentation of gross revenues provides useful information to investors because it allows a more comprehensive presentation of the Company’s operating performance. However, gross revenues should not be used alone as an indicator of operating performance in place of net revenues. Gross revenues may not be realized in the form of cash receipts as slotting fees and promotional payments and allowances may be deducted from payments received from customers. This table reconciles gross revenues to net revenues.
(2)	Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of promotional allowances and slotting fees may not be comparable to similar items presented by other companies. The presentation of promotional allowances and slotting fees facilitates an evaluation of the impact thereof on the determination of net revenues and illustrates the spending levels incurred to secure such sales.

Fiscal 2007 to 2006

For the year ended December 31, 2007, net revenues were approximately $39,831,000, an increase of $796,000, or 2% over the approximately $39,035,000 in net revenues for the year ended December 31, 2006. The increase in net revenues was primarily attributable to increased case sales through our DTR and DSD network, as well as a higher overall price per case in 2007.

For the year ended December 31, 2007, our gross revenue was reduced by $5,499,000 on account of slotting fees and promotion allowances, compared to a reduction of $480,000 for the year ended December 31, 2006.

During 2007, the total amount of slotting fees recorded as a reduction of revenue was approximately $2,707,000, cash considerations and discounts amounted to approximately $738,000 and the remaining amount of approximately $2,054,000 was for promotion allowances. The slotting fees were incurred to gain entry into the CSD channel for our 12oz cans. We do not expect the same level of investments in slotting fees for 2008. We expect promotional allowance spending to be flat for 2008 compared to 2007 levels.

The increase in revenues in our DTR channel for 2007 compared to 2006 was due to increased case sales of Jones Soda 12-ounce bottles to Wal-Mart, Sam’s Club and shipments of 24C to WinCo Foods. This was offset by the reduction of sales to Starbucks in 2007, as Starbucks stopped purchasing Jones Pure Cane Soda for its stores in the U.S. in the second quarter of 2007.

Revenues in our DSD network increased for the year. Increased case sales in the Northeast, Southeast, Northwest, Eastern Canada and Western Canada were partially offset by decreased case sales in the Midwest and Southwest. The decreased case sales in the Midwest and Southwest were due to changeover of distributors and soft market conditions.

Concentrate sales to National Beverage in 2007, included primarily sales of Jones Pure Cane Soda concentrate, were primarily made during the first three quarters of 2007. There was very minimal shipment of concentrate in the fourth quarter of 2007 due to promotion programs not generating expected sell through to generate production orders from National Beverage. Concentrate case sales for the year ended December 31, 2007, include sales of concentrate of Jones Pure Cane Soda and Jones Energy to National Beverage Corp. Concentrate case sales in fiscal 2006 consisted solely of sales during the second quarter of 2006 of Jones Energy concentrate to National Beverage for sale through Costco and Jones Soda concentrate sales in the fourth quarter. During 2007, we have significantly increased the number of retail stores carrying our 12-ounce can product. The number of stores available to carry our product increased from approximately 1,400 stores in 2006 to approximately 14,500 stores in 2007. We acquired this increased distribution through our sales and marketing efforts in the CSD channel throughout the year and also through the payment of slotting fees.

In addition, revenues for the year ended December 31, 2007 include sales of 24C, our enhanced water beverage, and sales under our Sponsorship Agreement with the Seattle Seahawks, for which we had no comparable sales in fiscal 2006. In 2007, we commenced shipment of 24C to retailers and distributors in various focus markets. We anticipate shipping out 24C to other markets in the U.S. and Canada in 2008.

Consolidated case sales of all products (including all finished products and concentrate sales through our DSD, DTR and CSD channels) for the year ended December 31, 2007, expressed as 288-ounce equivalent cases, were 5,796,000. This is an increase of 1,037,000 cases or 21.8% over total case sales for the year ended December 31, 2006.

288-ounce equivalent case sales

	2007	2006	2005
Finished products case sales	3,126,000	2,592,000	2,569,000
Concentrate case sales	2,670,000	2,167,000	—

Total case sales	5,796,000	4,759,000	2,569,000

Fiscal 2006 to 2005

For the year ended December 31, 2006, revenues were approximately $39,035,000, an increase of $5,524,000, or 16.5% over the $33,511,000 in revenues for the year ended December 31, 2005. The increase in revenues in fiscal 2006 over fiscal 2005 was due to increased revenue through our DTR channel offset by a decrease in revenues in our DSD channel in 2006 compared to 2005. In addition to the above factor, the increase in revenue for 2006 reflects sales of our Valentines packs (for which we had no similar promotion in 2005) and sales of concentrate for our Jones Energy cans during the second quarter of 2006 and sales of concentrate for our Jones Pure Cane Soda cans during the fourth quarter of 2006. We had no concentrate sales in the comparable period in 2005.

The overall decrease in revenues in our DSD network in 2006 compared to 2005 was due primarily to decreased case sales of Jones Soda and Jones Organics through our distributor network in the Northwest, Midwest and Southwest U.S. These decreases were partially offset by slight increases in case sales in the Northeast, Southeast, Eastern and Western Canada.

The increase in revenues in our DTR network was also due to our strategy of growing national retail accounts. In 2006 we recorded increased revenues over fiscal 2005 from certain of our existing national retail accounts including Target Corporation, Starbucks Coffee Company, Panera Bread Company, and Barnes & Noble. Starbucks Coffee Company stopped ordering Jones Pure Cane Soda for its stores in the U.S. in the second quarter of 2007.

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

Gross Profit

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Gross profit	$9,444	$15,305	$11,595
Gross profit increase (decrease)	(38.3)%	32.0%	21.2%
Gross profit as a percentage of revenue	23.7%	39.2%	34.6%

Fiscal 2007 to 2006

For the year ended December 31, 2007, gross profit decreased by approximately $5,861,000 or 38.3% as compared to $15,305,000 in gross profit for the year ended December 31, 2006. For fiscal 2007, gross profit as a percentage of revenue decreased to 23.7% from 39.2% for fiscal 2006.

The decrease in gross profit and gross profit as a percentage of revenue for the year ended December 31, 2007, was attributable to increased recording of slotting fees and promotion allowances which reduced revenues by $5,499,000 and inventory provisions and write-downs of approximately $1,700,000 related to, among other items, the transition from high fructose corn syrup to pure cane sugar production during the first three quarters and the discontinuance of our 16-ounce Jones Soda cans and certain special packs and flavors in the fourth quarter. Changes in product mix and sales mix in the DSD and DTR channels also contributed to the lower margins as we shipped more product to our DTR customers where we receive lower gross margins than shipments to our distributors.

We continued to experience higher co-packing costs for some of our products due to increases in energy costs, co-packing fees, currency fluctuations with the Canadian dollar and freight costs. During 2007, we continued to shift a portion of our bottling requirements to our U.S co-packers in an effort to reduce freight and co-packing costs. We expect similar margin pressure from these factors in 2008.

Fiscal 2006 to 2005

For the year ended December 31, 2006, gross profit increased by approximately $3,710,000 or 32.0% over the $11,595,000 in gross profit for the year ended December 31, 2005. For fiscal 2006, gross profit as a percentage of revenue increased to 39.2% from 34.6% for fiscal 2005. The increase in gross profit was primarily attributable to increased revenues and improved product mix. The increase in gross profit as a percentage of revenue was primarily attributable to improved product mix and the overall increase in the average selling price per case. Higher margins on the sales of concentrate for the Jones Energy 16-ounce, Jones 12-ounce Pure Cane Soda and Valentines Packs improved the product mix and gross margin improvement.

In 2006, we continued to experience higher co-packing costs for some of our products due to increases in energy costs, co-packing fees and freight costs. In response, we continued to shift a portion of our bottling requirements to our U.S co-packers in an effort to reduce freight and co-packing costs.

Licensing Revenue

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Licensing revenue	$334	$684	$724
Licensing revenue increase (decrease)	(51.2)%	(5.5)%	564.2%

Fiscal 2007 to 2006

Licensing revenue during the year ended December 31, 2007 was primarily due to our exclusive arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy and remaining royalties on the sale of remaining high fructose corn syrup inventory through Target Corporation. In contrast, for the year ended December 31, 2006, licensing revenue consisted primarily of royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation that expired on December 31, 2006, and to a lesser extent our licensing arrangement with Big Sky Brands.

For the year ended December 31, 2007, we received royalty payments under these arrangements of approximately $334,000 as compared to licensing revenue of $684,000 for the year ended December 31, 2006, a decrease of 51.2%. We do not expect licensing revenue to represent a material portion of our overall revenues in 2008.

Fiscal 2006 to 2005

For the year ended December 31, 2006, we received licensing revenue of approximately $684,000, a decrease of $40,000, or 5.5%, over licensing revenue of $724,000 for the year ended December 31, 2005. The majority of our licensing revenue was from our exclusive arrangement with Target Corporation to sell Jones Soda in a 12-ounce can fridge pack. This agreement expired on December 31, 2006. During 2006, Target licensing revenue decreased from comparable periods in the prior year due to reduced promotion spending. Some of this decrease was offset by increased licensing revenue from Big Sky Brand for the Jones Soda Flavor Hard Candy.

Licensing revenue also includes revenue from our license arrangements with Lime-Lite Marketing Corporation for Jones Soda lip balms and The Kroger Co. for Jones Soda Frozen Soda Pops. We discontinued the licensing agreement with Kroger for Jones Soda Frozen Soda Pops in 2006.

Total Operating Expenses

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Promotion and selling	$11,857	$8,480	$7,667
General and administrative	$8,893	4,750	$3,347

Total operating expenses	$20,750	$13,230	$11,014
Total operating expenses increase	56.8%	20.1%	31.4%
Total operating expenses as a percentage of revenue	52.1%	33.9%	32.9%

Fiscal 2007 to 2006

Total operating expenses for the year ended December 31, 2007, were approximately $20,750,000, an increase of $7,520,000 or 56.8% over operating expenses of $13,230,000 for the year ended December 31, 2006. The increase in total operating expenses was primarily attributable to an increase in trade promotion expenses in the CSD and DSD channels, costs related to the Seahawks Sponsorship agreement, increased salaries for new employees in the sales group, recording of severance expense related to the termination of various employees, depreciation, stock-based compensation expenses, and professional and legal fees.

For the year ended December 31, 2007, total operating expenses as a percentage of revenue increased to 52.1% from 33.9% in fiscal 2006. The increase in total operating expenses was primarily attributable to an increase in trade promotion expenses in the CSD and DSD channels, costs related to the Seahawks Sponsorship agreement, increased salaries for new employees in the sales group, recording of severance expense related to the termination of various executives, depreciation, stock-based compensation expenses, and professional and legal fees.

Changes in promotion and general and administrative expenses are explained in greater detail below.

Fiscal 2006 to 2005

Total operating expenses for the year ended December 31, 2006 were approximately $13,230,000, an increase of $2,216,000 or 20.1% over operating expenses of $11,014,000 for the year ended December 31, 2005. For fiscal 2006, total operating expenses as a percentage of revenue increased to 33.9% from 32.9% over the comparable period in 2005. The increase in total operating expenses was primarily attributable to an increase in promotion and selling expenses which was due primarily to the recording of stock-based compensation expense, and to a lesser extent, an increase in general and administrative expense.

Promotion and Selling Expenses

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Promotion and selling	$11,857	$8,480	$7,667
Promotion and selling increase	39.8%	10.6%	28.8%
Promotion and selling as a percentage of revenue	29.8%	21.7%	22.9%

Fiscal 2007 to 2006

Promotion and selling expenses for the year ended December 31, 2007, were $11,857,000, representing an increase of $3,377,000 over promotion and selling expenses of $8,480,000 for the year ended December 31, 2006. Promotion and selling expenses as a percentage of revenue increased to 29.8% for the year ended

December 31, 2007, from 21.7% in fiscal 2006. The increase in promotion and selling expenses was due to an increase in promotion and selling expenses for the CSD and DSD channels. Increased promotion expenses were incurred in the CSD channel as we entered into this new category. DSD promotion increased due to the introduction of 24C in various markets and overall increased spending on various DSD customers. We will continue to make investments for these new channel and platform introductions in 2008 to increase penetration in the marketplace. Expenses for the year also include salaries for various senior and regional sales and marketing vice-presidents hired during 2007. We did not have comparable executive level positions and expenses in 2006.

The increase in promotion and selling expenses in 2007 was also due to hiring a national advertising agency to develop an advertising campaign for our Jones Soda products. We expect to develop more integrated marketing programs in 2008 to support the sell through of our products.

This was the first year we incurred expenses related to our Sponsorship Agreement with the Seahawks and New Jersey Nets. A significant amount of the expenses incurred were for our Sponsorship Agreement with the Seahawks and included amortization of the sponsorship fees, product development costs and marketing costs. The agreement with the Nets is subject to the approval of NBA Properties, Inc. and will not be effective until expressly approved by NBA Properties. As of the date of the filing of this Annual Report on Form 10-K, NBA Properties has not approved the agreement.

At December 31, 2007, we had 46 employees in sales and marketing compared to 38 such employees at December 31, 2006. The increase in hiring additional personnel also contributed significantly to the total increase in promotion and selling expenses.

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

General and Administrative Expenses

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
General and administrative	$8,893	$4,750	$3,347
General and administrative increase	87.2%	41.9%	37.9%
General and administrative as a percentage of revenue	22.4%	12.2%	10.0%

Fiscal 2007 to 2006

General and administrative expenses for the year ended December 31, 2007 were $8,893,000, representing an increase of $4,143,000, or 87.2% compared to $4,750,000 for the year ended December 31, 2006. General and administrative expenses as a percentage of revenue increased to 22.4% for the year ended December 31, 2007, from 12.2% in fiscal 2006. The increase in general and administrative expenses was due to the recording of severance expenses of approximately $1,147,300 for the termination of various employees, a significant increase in legal fees due to defending against the class action and derivative lawsuits and increased negotiation costs of various customer and supplier agreements, audit and consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization and stock-based compensation.

Fiscal 2006 to 2005

General and administrative expenses for the year ended December 31, 2006 were $4,750,000, an increase of $1,402,000, or 41.9%, compared to $3,347,000 for the year ended December 31, 2005. General and administrative expenses as a percentage of revenue increased to 12.2% for fiscal 2006 from 10.0% for 2005. The increase in general and administrative expenses is primarily due to the recording of the stock-based compensation expense of approximately $734,000 (compared to approximately $6,000 of stock-based compensation expense in 2005) as well as increases in audit, consulting fees related to Sarbanes-Oxley Section 404 compliance regarding internal controls and legal fees related to general counsel work and contract negotiation for the DSD and CSD categories.

Interest / Other Income, Net

Fiscal 2007 to 2006

For the year ended December 31, 2007, interest/other income was approximately $1,498,000 compared to interest/other income of approximately $913,000 in fiscal 2006. The increase in interest income/other income was due to interest income from the funds we received from our June 2006 equity offering that were available for the entire year and foreign currency translation gains. Interest income consists of interest income earned on cash on-hand and short-term investments and increased cash from operations. Currently, cash and cash from operations are invested in money market and short-term fixed-income instruments.

Fiscal 2006 to 2005

For the year ended December 31, 2006 interest/other income was approximately $913,000 compared to approximately $29,000 in the same period in 2005. Interest income consisted of interest income earned on the proceeds from our equity offering in June 2006 and increased cash from operations during the year.

Income Taxes

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Income tax benefit (expense)	$(2,155)	$903	$(51)
Effective tax rate	(22.35)%	(25.6)%	(3.9)%

Fiscal 2007 to 2006

For the year ended December 31, 2007, we recorded a valuation allowance on our deferred taxes in the forth quarter and, thus, recorded a net income tax expense of $2,155,000 compared to an income tax benefit of $903,000 in fiscal 2006.

The tax provision for the year ended December 31, 2007, is based on an expected annual effective tax rate of (22.35)%, compared to a U.S. statutory rate of 34%. The actual effective tax rate for the year ended December 31, 2007 differs from 2006 due primarily to the recording of the valuation allowance on the U.S. deferred tax assets.

The tax provision for the year ended December 31, 2006, is based on an effective tax rate of (25.6) % compared to a U.S. statutory rate of 34%.

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the related effective tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.

Fiscal 2006 to 2005

For the year ended December 31, 2006, we recorded an income tax benefit of approximately $903,000 compared to a tax expense of $51,000 in fiscal 2005. The tax benefit is primarily due to the reversal of the valuation allowance on the deferred tax assets primarily to prior year’s tax losses.

Net Income (Loss)

Fiscal 2007 to 2006

Net loss for the year ended December 31, 2007 was approximately ($11,629,000) as compared to net income of $4,574,000 for the year ended December 31, 2006. The decrease in net income was due to an increase in slotting fees costs, promotion allowances and operating expenses. Operating expenses increased due to increased trade promotion spending for CSD and DSD channels, increased expenses related to increased hiring in sales, marketing and operations departments, depreciation and amortization and legal and compliance costs.

Fiscal 2006 to 2005

Net income for the year ended December 31, 2006 was approximately $4,574,000 compared to net income of $1,283,000 for fiscal 2005. The increase in net income for the comparable year was due primarily to increased revenues from sales in the DTR channels and the sale of concentrate for Jones Energy and Jones Pure Cane Soda.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were approximately $27,793,000 as of December 31, 2007 compared to approximately $30,224,000 as of December 31, 2006. Net cash used in operating activities was approximately $3,311,000 for the year ended December 31, 2007, primarily due to loss from earnings partially offset by cash increases related to working capital items, such as accounts receivable, inventory and accounts payable and accrued liabilities. Investing activities provided approximately $5,786,000 for the year ended December 31, 2007, primarily due to sale of short-term investments offset by purchases of capital assets and other assets. Net cash provided by financing activities was approximately $1,477,000 for the year ended December 31, 2007, and consisted of primarily of proceeds from the exercise of stock options.

As of December 31, 2007, we had working capital of approximately $31,483,000 compared to working capital of approximately $39,474,000 as of December 31, 2006. The decrease in working capital was primarily due to cash used in operating activities of $3,311,000, due to the net loss for the year, reduced accounts receivable and inventory balances, the purchase of capital assets and other assets of $630,000, offset by proceeds from exercise of stock options of approximately $1,604,000.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit with Key Bank to provide sufficient liquidity to meet our foreseeable cash requirements for operations, projected working capital requirements, planned capital expenditures and commitments for at least the next twelve months.

Accounts receivable decreased from December 31, 2006, to December 31, 2007, from approximately $6,914,000 to approximately $4,475,000. This decrease was primarily due to decreased shipments of our products in the fourth quarter of 2007. Accounts payable increased from December 31, 2006 to December 31, 2007 from approximately $5,447,000 to approximately $6,993,000. This increase was primarily due to increased accruals for purchases of inventory, severance, professional fees and trade promotion expenses.

Various class action lawsuits and derivative suits have been filed against us and certain directors and officers during the third quarter of 2007. We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

On June 8, 2006, we completed an equity offering of 3,157,895 shares of common stock and received approximately $28,077,000 in net proceeds after payment of offering expenses and commissions to our placement agent and financial advisor. Net proceeds will continue to be used for working capital and general corporate purposes, and to fund our growth objectives. Currently, the funds from the offering are invested in money market and short term fixed income instruments.

On August 21, 2007, we entered into a Loan Agreement with Key Bank National Association, providing for a revolving line of credit in principal amount of up to $15 million. The new credit facility replaces the $5 million revolving line of credit with Greater Bay Business Funding, which expired by its terms on August 25, 2007, with no borrowings outstanding upon the expiration of the term. The new credit facility matures on August 21, 2009. The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that the Company must meet. We must maintain a minimum Current Ratio (Current Assets to Current Liabilities, each as defined in the Loan Agreement) of 2.00 to 1.00. Also, our ratio of Total Debt to Tangible Net Worth (each as defined in the Loan Agreement) cannot exceed 1.00 to 1.00. At our election, the interest rate on the credit facility will be based on either (a) Key Bank’s prime rate minus 1.50% per annum, or (b) LIBOR plus 1.00% per annum. The credit facility is secured by a grant of a first priority security interest in all of our assets. Concurrently with the Loan Agreement, on August 21, 2007, we entered into a Security Agreement in favor of Key Bank. The Loan Agreement and Security Agreement contain customary representation and warranties, affirmative and negative covenants and events of default. Upon an event of default, outstanding amounts under the credit facility accrue interest at the prime rate plus 5.00%. As of the date of this Annual Report, we were in compliance with the above financial covenants and we had not borrowed any amounts under the credit facility.

Contractual Obligations and Off-Balance Sheet Arrangements

Our commitments as of December 31, 2007 with respect to known contractual obligations were as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Capital lease obligations	$740,726	$201,554	$346,185	$192,987	—
Operating lease obligations	648,548	190,988	339,611	117,949	—
Purchase obligations	21,908,568	3,658,627	11,958,500	4,227,350	2,064,091
Capital expenditure commitments	1,012,100	1,012,100	—	—	—

TOTAL	$24,309,942	$5,063,269	$12,644,296	$4,538,286	2,064,091

Purchase obligations reflect commitments made by us to various suppliers of raw materials and finished goods and commitments under our Sponsorship Agreements with the Seattle Seahawks and the New Jersey Nets, which represent approximately 50% of the total purchase obligations. These obligations vary in terms and commit us to payments from 2008 to 2016.

Capital expenditure commitments reflect the purchase of co-packing equipment related to the conversion to pure cane sugar.

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and commodity prices affecting the cost of raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar), and the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to interest rate risk on our investment portfolio and foreign exchange risk due to our sales and co-packing operations in Canada. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of December 31, 2007 is not material.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates or foreign currency fluctuations, and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, including, but not limited to, cans, PET plastic bottles, glass, labels, pure cane sugar or packaging arrangements, or protecting against shortages of raw materials.

With respect to foreign currency risk, the functional currency for substantially all of our operations is the U.S. dollar. However, we held aggregate cash and operating assets in Canadian dollars valued at approximately U.S. $3,697,000 as of December 31, 2007.

At December 31, 2007, the majority of our debt consisted of fixed rate debt under our capital leases and we have no long term debt. During the year ended December 31, 2007, we did not make any draws on our line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 for an index to the consolidated Financial Statements and supplementary data required by this Item, which are included as a separate section beginning on page F-1 and which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and our Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of December 31, 2007. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, we have identified a material weakness in our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on at timely basis.

Management has identified the following material weakness: The Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. This deficiency resulted in adjustments to the financial statements for stock based compensation and the recording of transactions associated with complex agreements and also resulted in adjustments to financial statement presentation. This control deficiency, which is pervasive in impact, did not result in any material adjustments to the financial statements: there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management has discussed the material weaknesses and related corrective actions with the Audit Committee and our independent registered public accounting firm. Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 47 of this report.

The Remediation Plan and Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

However, as discussed above, we have identified a material weakness in our internal control over financial reporting. Although we have not fully remediated the material weakness in our internal control over financial reporting as of December 31, 2007, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm. Consequently, management has initiated the following remediation steps to address the material weakness described above:

•

The Company will continue to add additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions, in addition to the staff hired in 2007.

•	In the first quarter of 2008, the Company hired a Manager of Legal Affairs to support all contract analysis and SEC compliance filings

•	The Company also hired in the first quarter of 2008 an experienced Manager of SEC and GAAP reporting to support and prepare all SEC filings in 2008.

•

In the first half of 2008, the Company intends to hire additional experienced accounting personnel with expertise in generally accepted accounting principles and regulatory financial reporting requirements.

•	We will continue to focus on improving the skill sets of our accounting and finance staff through education and training.

•

The Company has previously engaged qualified professional consultants where the Company did not have sufficient internal resources, with management reviewing both the inputs and outputs of the services provided. The Company will continue to seek employees for its accounting and finance staff with expertise with appropriate expertise and, as necessary, will continue to engage qualified professional consultants to supplement the Company’s accounting and finance staff.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Jones Soda Co.:

We have audited Jones Soda Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jones Soda Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to limited accounting personnel with expertise in generally accepted accounting principles and financial reporting requirements has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated March 13, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Jones Soda Co. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 13, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics, as well as a listing of and certain information about our executive officers as of March 17, 2008, is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, is included in our proxy statement relating to our 2008 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Section 16 Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee”. The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2008 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.” The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2008 annual meeting of shareholders, and is incorporated herein by reference to the section captioned “Principal Shareholders.” The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2007, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our 1996 Stock Option Plan, 2002 Stock Option and Restricted Stock Plan and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining available for Issuance Under Equity Compensation Plans (excluding Securities Reported in Column (a))
Equity Compensation Plans Approved by Shareholders	1,072,736	$8.91	1,668,572	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

TOTAL	1,072,736	$8.91	1,668,572	(1)

(1)

Includes 1,668,572 shares available for issuance under the 2002 Stock Option and Restricted Stock Plan, under which we may grant restricted stock awards in addition to stock options. Each non-employee director receives an annual stock option grant of up to 20,000 shares of common stock pursuant to a program administered under our 2002 Stock Option and Restricted Stock Plan. Also includes 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. The 1996 Stock Option Plan has been terminated and no additional options may be granted under the plan, although currently outstanding options will continue in accordance with their terms

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2008 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned “Related-Party Transactions,” “Board Meetings and Committees” “and “Directors and Executive Officers.” The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2008 annual meeting of shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2007, our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Report are as follows:

1.	Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this 2007 Annual Report on Form 10-K:

2.	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits:

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)

3.2

Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)

4.1

Escrow Agreement dated November 15, 2002, between Jones Soda Co., Pacific Corporate Trust Company, and the Shareholders named therein. (Previously filed with, and incorporated herein by reference to, our definitive proxy statement on Schedule 14A, filed on May 24, 2002; File No. 000-28820.)

10.1++

Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)

10.2++

Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)

10.3++

Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended Jun 30, 2004, filed on August 6, 2004; File No. 000-28820.)

10.4++

Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 6, 2004; File No. 000-28820.)

10.5++

Distributor Agreement dated September 12, 2001, between Jones Soda Co. and Jones Soda of Michigan LLC. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)

10.6

Lease Agreement dated September 15, 2006, between R2H2 LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on September 22, 2006; File No. 000-28820.)

10.7

Guaranty, dated June 25, 2006, by Jones Soda Co. in favor of CAPCO Financial Company. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on June 30, 2006; File No. 000-28820.)

10.8

Contract of Sale Security Agreement, dated June 25, 2006, between Jones Soda (USA), Inc. and CAPCO Financial Company, as amended by Amendment No. 1, dated June 25, 2006. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 30, 2006; File No. 000-28820.)

10.9*

Employment Agreement with Peter M. van Stolk, dated effective December 1, 2004. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K dated February 14, 2005, filed on February 16, 2005; File No. 000-28820.)

10.10*

Memorandum of Understanding, dated December 5, 2007, between Jones Soda Co. and Peter van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on December 5, 2007; File No. 000-28820.)

10.11*

Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 20, 2008; File No. 000-28820)

10.12*

Urban Juice & Soda Co. Ltd. 1996 Stock Option Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.10 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)

10.13*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our definitive proxy statement for our 2007 annual meeting of shareholders, filed on April 18, 2007, File No. 000-28820.)

10.14++

Supply Agreement with Panera, LLC, dated May 28, 2003. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 A to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)

10.15++

First Amendment to Supply Agreement with Panera, LLC, dated May 27, 2004. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1B to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)

10.16++

Second Amendment to Supply Agreement with Panera, LLC, dated April 1, 2005. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1C to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)

10.17++

Co-Packers® and Distribution Agreement, dated September 18, 2006, among Jones Soda Co., National Retail Brands Inc. and Shasta Beverages Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006; File No. 000-28820.)

10.18*

Employment Agreement with Hassan Natha, dated effective January 1, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed March 6, 2007; File No. 000-28820.)

10.19++

Sponsorship Agreement among Jones Soda Co., Football Northwest, LLC (d/b/a Seattle Seahawks) and First & Goal, Inc., entered into May 22, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 9, 2007; File No. 000-28820.)

10.20*

Employment offer letter with Peter Burns, dated April 3, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed August 9, 2007; File No. 000-28820.)

10.21++

Sponsorship and Beverage Availability Agreement among Brooklyn Arena, LLC, New Jersey Basketball, LLC and Jones Soda Co., dated effective October 29, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed November 9, 2007; File No. 000-28820.)

10.22

Loan Agreement, dated August 21, 2007, between Jones Soda Co. and KeyBank National Association. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed August 27, 2007; File No. 000-28820.)

10.23

Commercial Security Agreement, dated August 21, 2007, by Jones Soda Co. for the benefit of KeyBank National Association. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed August 27, 2007; File No. 000-28820.)

10.24*	Form of Stock Option Agreement under 2002 Stock Option and Restricted Stock Plan (Filed herewith.)

10.25*

Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 9, 2007; File No. 000-28820.)

10.26*

Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, the Company’s definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)

10.27*	Compensation for Directors of Jones Soda Co. (Filed herewith.)

10.28*

Employment Letter, dated January 3, 2008, between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 99.2 to our current report on Form 8-K, filed January 9, 2008; File No. 000-28820)

21.1

Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2003; File No. 000-28820.)

23.1	Consent of KPMG LLP (Filed herewith.)

31.1	Certification by Stephen C. Jones, Interim Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

31.2	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.1	Certification by Stephen C. Jones, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Certification by Hassan N. Natha, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.
++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES SODA CO.

By:	/s/ STEPHEN C. JONES
Stephen C. Jones
Interim Chief Executive Officer

Dated: March 17, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ STEPHEN C. JONES Stephen C. Jones	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ HASSAN N. NATHA Hassan N. Natha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ SCOTT BEDBURY Scott Bedbury	Chairman	March 14, 2008

/s/ PETER M. VAN STOLK Peter M. van Stolk	Director	March 17, 2008

/s/ RICHARD S. EISWIRTH, JR. Rick Eiswirth, Jr.	Director	March 17, 2008

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 17, 2008

/s/ JOHN J. GALLAGHER, JR. John J. Gallagher, Jr.	Director	March 17, 2008

/s/ ALFRED W. ROSSOW, JR. Alfred W. Rossow, Jr.	Director	March 17, 2008

JONES SODA CO.

2007 FORM 10-K ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Jones Soda Co.:

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jones Soda Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated March 13, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 13, 2008

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents (note 3)	$17,857,805	$13,905,870
Short-term investments (note 3)	9,935,400	16,318,510
Accounts receivable (note 4)	4,474,559	6,914,422
Inventory (note 5)	5,745,888	5,783,067
Deferred income tax asset (note 13)	—	1,507,145
Prepaid expenses and deposits	822,620	712,690

	38,836,272	45,141,704
Deferred income tax asset (note 13)	117,850	427,993
Capital assets (note 6)	1,078,916	756,618
Other assets (note 7)	1,418,516	1,414,138
Intangible assets (note 8)	173,040	211,931

	$41,624,594	$47,952,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,993,226	$5,446,953
Taxes payable	203,379	150,141
Current portion of capital lease obligations	156,847	70,471

	7,353,452	5,667,565
Capital lease obligations, less current portion (note 10)	474,226	15,329
Commitments and Contingencies (note 12)	—	—
Shareholders’ equity (note 11):
Common stock:
Authorized: 100,000,000 common stock, no par value Issued and outstanding: 26,251,183 (2006—25,637,491) common stock	43,855,928	41,890,777
Additional paid-in capital	3,990,711	2,832,865
Accumulated other comprehensive income	129,471	96,016
Deficit	(14,179,194)	(2,550,168)

	33,796,916	42,269,490

	$41,624,594	$47,952,384

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue	$39,830,933	$39,035,125	$33,511,053
Cost of goods sold	30,387,170	23,730,059	21,915,930

Gross profit	9,443,763	15,305,066	11,595,123
Licensing revenue	334,252	684,256	724,183

	9,778,015	15,989,322	12,319,306
Operating expenses (1):
Promotion and selling	11,856,959	8,480,088	7,666,733
General and administrative	8,893,307	4,750,102	3,347,615

	20,750,266	13,230,190	11,014,348

Earnings (loss) before interest income and incomes taxes	(10,972,251)	2,759,132	1,304,958
Interest/other income, net	1,498,452	912,557	28,600

Earnings (loss) before income taxes	(9,473,799)	3,671,689	1,333,558
Income tax benefit (expense) (note 13)
Current	(293,116)	(241,741)	(50,532)
Deferred	(1,862,111)	1,144,491	—

	(2,155,227)	902,750	(50,532)

Earnings (loss) for the year	$(11,629,026)	$4,574,439	$1,283,026

Earnings (loss) per share:
Basic	$(0.45)	$0.19	$0.06
Diluted	$(0.45)	$0.19	$0.06

Weighted average number of common stock:
Basic	25,977,832	23,890,313	21,412,214
Diluted	25,977,832	24,629,318	22,593,127

(1) Includes non-cash stock-based compensation as follows:

Promotion and selling	$524,950	$323,085	$—
General and administrative	993,855	734,042	5,745

	$1,518,805	$1,057,127	$5,745

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2007, 2006 and 2005

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit	Total shareholders’ equity
	Number	Amount
Balance, December 31, 2004	20,956,346	$11,780,996	$758,877	$107,752	$(8,299,898)	$4,347,727
Cash received for options exercised	660,250	710,137	—	—	—	710,137
Stock-based compensation	—	—	5,745	—	—	5,745
Earnings and comprehensive income for the year	—	—	—	—	1,283,026	1,283,026

Balance, December 31, 2005	21,616,596	12,491,133	764,622	107,752	(7,016,872)	6,346,635
Cumulative effects of adjustments resulting from the adoption of SAB No. 108 (note 14)	—	—	—	—	(107,735)	(107,735)
Shares issued for PIPE	3,157,895	28,077,350	—	—	—	28,077,350
Cash received for options exercised	863,000	1,223,950	—	—	—	1,223,950
Stock options exercised, including income tax benefits	—	98,344	1,011,116	—	—	1,109,460
Stock-based compensation	—	—	1,057,127	—	—	1,057,127
Earnings for the year	—	—	—	—	4,574,439
Other comprehensive income, unrealized loss on available-for-sale short-term investments	—	—	—	(11,736)	—
Comprehensive income for the year						4,562,703

Balance, December 31, 2006	25,637,491	41,890,777	2,832,865	96,016	(2,550,168)	42,269,490
Cash received for options exercised	613,692	1,604,192	—	—	—	1,604,192
Exercise of stock options		360,959	(360,959)	—	—	—
Stock-based compensation	—	—	1,518,805	—	—	1,518,805
Loss for the year	—	—	—	—	(11,629,026)
Other comprehensive income, realized loss on available-for-sale short-term investments	—	—	—	11,736	—
Other comprehensive income, unrealized gain on available-for-sale short-term investments	—	—	—	21,719	—
Comprehensive loss for the year	—					(11,595,571)

Balance, December 31, 2007	26,251,183	$43,855,928	$3,990,711	$129,471	$(14,179,194)	$33,796,916

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from (used in) operating activities:
(Loss) earnings for the year	$(11,629,026)	$4,574,439	$1,283,026
Items not involving cash:
Depreciation and amortization	1,015,445	256,046	220,283
Deferred income taxes	1,862,111	(1,144,491)	—
Stock-based compensation (note 11)	1,518,805	1,057,127	5,745
Excess tax benefit from exercise of stock options	—	(1,109,458)	—
Changes in assets and liabilities:
Accounts receivable	2,439,863	(3,214,428)	(865,112)
Inventory	37,179	(1,088,854)	(1,143,618)
Prepaid expenses	(154,753)	(566,076)	253,165
Taxes payable	53,238	150,141	—
Accounts payable and accrued liabilities	1,546,273	1,543,300	1,058,051
Changes related to shareholders’ equity accounts	—	198,591	—

Net cash (used in) from operating activities	(3,310,865)	656,337	811,540
Cash flows from (used in) investing activities:
Short-term investments—net	6,416,565	(16,318,510)	—
Purchase of capital assets	(317,230)	(313,556)	(50,871)
Purchase of other assets	(313,264)	(1,414,138)	—
Purchase of intangible assets	—	(174,594)	(42,072)

Net cash from (used) in investing activities	5,786,071	(18,220,798)	(92,943)
Cash flows from (used in) financing activities:
Proceeds from exercise of options	1,604,192	1,223,951	710,137
Repayment of capital lease obligations	(127,463)	(116,529)	(105,881)
Repayment under line of credit	—	—	(480,285)
Net proceeds from PIPE (note 11)	—	28,077,350	—
Excess tax benefit from exercise of stock options	—	1,109,458	—

Cash flows from financing activities	1,476,729	30,294,230	123,971

Net increase in cash and cash equivalents	3,951,935	12,729,769	842,568
Cash and cash equivalents, beginning of year	13,905,870	1,176,101	333,533

Cash and cash equivalents, end of year	$17,857,805	$13,905,870	$1,176,101

Supplemental disclosure of non-cash financing and investing activities:
Bad debt recovery	$—	$7,633	$6,951
Assets acquired under capital leases	672,736	—	131,152

Cash paid (received) during year for:
Interest	$(1,684,791)	$9,965	$20,000
Income taxes	591,977	135,134	55,373

See accompanying notes to consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

1.    Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Soda Co.®, Jones Pure Cane Soda™, Jones 24C™, an enhanced water beverage, Jones Organics™, a ready to drink organic tea, Jones Energy, a high energy drink, Whoop Ass Energy Drink®, a high energy drink, and Jones Naturals®, a non-carbonated juice and tea drink. We have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., as well as two non-operating subsidiaries, Whoopass USA Inc and myJones.com.

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

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the inventory valuation, depreciable lives of capital assets, prepaid assets, intangible assets, valuation allowances for receivables, stock-based compensation expense, income taxes, valuation allowance for deferred income tax assets, and contingencies. Actual results could differ from those estimates.

(c)	Foreign currency translation:

Except where otherwise stated, these consolidated financial statements are presented in U.S. dollars. All foreign exchange gains or losses, including those arising from translating the net monetary assets of the Company’s Canadian operations to the Company’s functional currency of US dollars, have been included in income. For the twelve month period ended December 31, 2007, the Company incurred a foreign exchange gain (loss) of $68,542 (2006—$58,122, 2005—$3,835).

(d)	Cash and cash equivalents:

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

(e)	Short – term investments:

Short-term investments carried at fair value have a maturity of greater than three months to twelve months at the date of purchase. The estimate of fair value is based on publicly available market information or other estimates determined by management and classified as available-for-sale securities.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

(f)	Concentration of Risk:

The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured. In addition, the Company’s marketable securities and money market accounts are principally held at one brokerage company.

(g)	Inventories:

Inventories consist of raw materials and finished goods and are stated at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. The provisions for excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete are recorded as cost of goods sold.

(h)	Capital assets:

Property and equipment is recorded at cost and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 30%
Vehicles and Office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

Depreciation expense is generally classified within general and administrative expense on our consolidated statements of operations. Other asset amortization is classified as “Cost of goods sold”.

(i)	Intangible assets:

The Company’s intangible assets include costs associated with securing trademarks, acquired distribution rights and patents for the Company’s products and are amortized on a straight-line basis over 3 to 10 years.

(j)	Other assets:

Other assets include leased equipment installed at co-packing and sponsorship partner facilities. This equipment is recorded at cost and amortized over 3 to 5 years.

(k)	Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets, which include capital assets, intangible assets and other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not recorded any long-lived asset impairments.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

(l)	Revenue recognition:

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

With respect to our independent distributor direct store delivery (“DSD”) and national retail account direct to retail (“DTR”) channels, our products are sold on various terms for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy. However, in limited instances, due to credit or product quality issues or distributor terminations, we may take back product.

With respect to our 12-ounce can sales in the carbonated soft drink (“CSD”) channel, we recognize revenue from the sale of concentrate to National Beverage Corp, on a gross basis, using the criteria outlined in Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent , upon receipt of concentrate by National Beverage, net of provisions for discounts and promotion allowances. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our manufacturing and distribution agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. All sales of concentrate to National Beverage are final sales and we have a “no return” policy with them. However, in limited instances, due to product quality or other custom package commitments, we may take back product.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

We account for slotting fees or similar arrangements in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time we have incurred the obligation, if earlier) unless we receive a benefit over a period of time and we meet certain other criteria, such as retailer performance, recoverability and enforceability, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period of 12 months. We evaluate slotting fees recoverability on a quarterly basis.

Slotting fees, cash consideration and promotion allowances that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the year ended December 31, 2007, our revenue was reduced by $5,499,802 (2006—$479,744, 2005—$293,295) on account of slotting fees, promotion allowances and cash considerations.

We entered into Sponsorship Agreements with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007 and Brooklyn Arena LLC and New Jersey Nets Basketball, LLC on November 8, 2007 that provide us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits, if any, are recorded as an expense.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

(m)	Research and development:

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the year ended December 31, 2007, the Company incurred research and development costs of $216,268 (2006—$128,743, 2005—$41,406).

(n)	Selling and promotion costs:

Selling and promotion costs include advertising costs, sales and marketing expenses, salary and benefit expenses for the sales and sales support workforce, promotional activity expenses, sponsorship costs and point of sale items. The Company expenses advertising and promotion costs as incurred. During the year ended December 31, 2007, the Company incurred advertising costs of $6,596,665 (2006—$5,032,520, 2005—$5,120,326).

(o)	Stock-based compensation:

Prior to January 1, 2006, we accounted for our employee stock compensation arrangements using the intrinsic method, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the disclosure-only provisions of the fair value method under SFAS 123. Under the intrinsic value method, no stock-based compensation related to employee options had been recognized in our consolidated statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. For stock options issued to non-employees for services received, the fair value of the stock options issued at the date of the performance completion was recognized as a compensating expense.

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

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation during the corresponding periods in fiscal 2005.

Twelve months ended December 31, 2005
Net Income :
As reported	$1,283,026
Add: Stock-based employee compensation expense included in reported income	5,745
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(908,834)

Pro forma income	$379,937

Basic earnings per share:
As reported	$0.06
Pro forma	$0.02
Diluted earnings per share:
As reported	$0.06
Pro forma income	$0.02

For our pro forma disclosure we recognized the fair value calculated at the grant date of the stock options on a straight-line basis consistent with the vesting terms.

(p)	Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for incomes taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

In September 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast outcomes. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

income tax examinations by tax authorities for years prior to 2003. However, net operating losses not yet utilized can be subject to adjustment by the Internal Revenue Service (IRS). We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense. There is no material interest expense or penalties accrued at December 31, 2007. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows.

As of December 31, 2007, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period. The amount of this unrecognized benefit has not been determined. This evaluation does not meet the more-likely-than-not recognition threshold test and, as such, this potential benefit has not been recognized.

(q)	Earnings per share:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share are computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2007, due to the net loss, all outstanding equity options are anti-dilutive.

(r)	Comprehensive income:

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

(s)	Volume rebates from vendors:

Consideration received by the Company from a vendor is accounted for as a reduction of cost of goods sold or inventory, as appropriate, as required under EITF 02-16 “Accounting by a Customer for Certain Consideration Received from a Vendor”. For the year ended December 31, 2007, the reduction of cost of goods sold is $52,863 (2006—$254,371, 2005—$191,112) and inventory is $0 (2006—$108,584, 2005—$10,534).

(t)	Seasonality:

Our sales are seasonal and we experience significant fluctuations in quarterly results as a result of many factors. We generate a substantial percentage of our revenues during the warm weather months of April through

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

(u)	Recent accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, this provision may have on our financial position or results of operations.

(v)	Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

3.    Cash equivalents and short-term investments:

We generally invest cash in highly liquid debt securities that are classified as available for sale and are reflected in the balance sheet based on maturity dates. Investments in debt securities with original maturities of three months or less are considered to be cash equivalents.

	2007		2006
	Cash and cash equivalents	Short-term Investments	Cash and cash equivalents	Short-term Investments
Cash	$3,358,060	$—	$1,857,154	$—
Money market funds	14,499,745	—	10,535,007	—
Certificates of deposit	—	—	1,513,709	—

	17,857,805	—	13,905,870	—
Available-for sale securities:
Corporate notes	—	9,935,400	—	16,318,510

Total	$17,857,805	$9,935,400	$13,905,870	$16,318,510

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

4.    Accounts receivable:

	2007	2006
Trade	$4,346,294	$6,579,195
Other	445,093	519,959
Allowance for doubtful accounts	(316,828)	(184,732)

	$4,474,559	$6,914,422

Supplementary information on the allowance for doubtful accounts:

	2007	2006
Allowance for doubtful accounts:
Beginning of year	$184,732	$107,406
Bad debt expense	146,538	69,693
Net (recoveries) and write offs	(14,442)	7,633

End of year	$316,828	$184,732

5.    Inventory:

	2007	2006
Finished goods	$3,797,884	$2,919,396
Raw materials	1,948,004	2,863,671

	$5,745,888	$5,783,067

6.    Capital Assets:

	2007	2006
Vehicles	$418,987	$294,278
Equipment	1,304,086	1,303,943
Office and computer equipment	1,264,293	804,427

	2,987,366	2,402,648
Accumulated depreciation	(1,908,450)	(1,646,030)

	$1,078,916	$756,618

Included in capital assets are assets under capital leases with a cost of $576,356 (2006—$586,492) and accumulated depreciation of $378,402 (2006—$274,654).

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

7.    Other Assets:

	2007	2006
Leased equipment at co-packing facilities	$1,731,001	$1,414,138
Leased equipment at sponsorship partner facilities	405,249	—

	2,136,250	1,414,138
Accumulated depreciation	(717,734)	—

	$1,418,516	$1,414,138

Included in other assets are assets under capital leases with a cost of $405,249 (2006—$0) and accumulated depreciation of $47,279 (2006—$0).

8.    Intangible assets:

	2007	2006
Trademarks and patents	$541,191	$544,791
Accumulated amortization	(368,151)	(332,860)

	$173,040	$211,931

During the year ended December 31, 2007 amortization of $35,291 (2006—$35,416, 2005—$18,762) related to intangible assets was recognized.

9.    Bank indebtedness:

On August 21, 2007, we entered into a Loan Agreement with Key Bank National Association, providing for a revolving line of credit in principal amount of up to $15 million. The new credit facility replaces the $5 million revolving line of credit with Greater Bay Business Funding, which expired by its terms on August 25, 2007, with no borrowings outstanding upon the expiration of the term. The new credit facility matures on August 21, 2009. The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that the Company must meet. We must maintain a minimum Current Ratio (Current Assets to Current Liabilities, each as defined in the Loan Agreement) of 2.00 to 1.00. Also, our ratio of Total Debt to Tangible Net Worth (each as defined in the Loan Agreement) cannot exceed 1.00 to 1.00. At our election, the interest rate on the credit facility will be based on either (a) Key Bank’s prime rate minus 1.50% per annum, or (b) LIBOR plus 1.00% per annum. The credit facility is secured by a grant of a first priority security interest in all of our assets. Concurrently with the Loan Agreement, on August 21, 2007, we entered into a Security Agreement in favor of Key Bank. The Loan Agreement and Security Agreement contain customary representation and warranties, affirmative and negative covenants and events of default. Upon an event of default, outstanding amounts under the credit facility accrue interest at the prime rate plus 5.00%. As of date of this Annual Report, we were in compliance with the above financial covenants and we had not borrowed any amounts under the credit facility.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

10.    Capital lease obligations:

The Company’s scheduled payments, including interest ranging from 5% to 8% at December 31, 2007 are as follows:

	2007	2006
2007	$—	$73,214
2008	201,554	15,637
2009	185,927	—
2010	160,258	—
2011	125,334	—
2012	67,653	—

Total minimum capital lease payments	740,726	88,851
Less amount representing interest	109,653	3,051

Present value of total minimum capital lease payments	631,073	85,800
Less current portion of capital lease obligations	156,847	70,471

Capital lease obligations excluding current portion	$474,226	$15,329

11.    Shareholders equity:

(a)    Common stock:

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28,077,350 in net proceeds after underwriting costs and expenses.

(b)    Stock options:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans”). On May 18, 2006, at the annual shareholders meeting, the shareholders ratified the amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted there under, but all outstanding options continue for their respective remaining terms. On May 31, 2007, at the annual shareholders meeting, the shareholders approved the amendment to the 2002 Plan to permit awards of restricted stock grants.

Under the terms of our 2002 Stock Option and Restricted Stock Plan, our Board of Directors may grant options or RSU’s to employees, officers, directors and consultants. The plan provides for granting of options or RSU’s at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-year term.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2004	2,032,250	$1.06
Option granted	613,500	4.00
Options exercised	(660,250)	(1.08)
Options cancelled	(203,500)	(3.32)

Balance at December 31, 2005	1,782,000	1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	4.05
Option granted	339,500	19.19
Options exercised	(613,692)	(2.61)
Options cancelled	(77,097)	(14.60)

Balance at December 31, 2007	1,072,736	$8.91

Exercisable, December 31, 2007	765,039	$5.57

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2007:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.25 to $0.50	80,000	0.28	$0.30	80,000	0.28	$0.30
$1.10 to $2.99	97,000	1.01	2.15	97,000	1.01	2.15
$3.00 to $4.00	202,500	1.95	3.98	202,500	1.95	3.98
$4.01 to $5.01	4,500	2.61	5.01	4,500	2.61	5.01
$5.02 to $9.33	394,983	3.44	7.27	336,929	3.25	6.98
$9.34 to $22.95	293,753	4.35	19.15	44,110	4.35	19.24

	1,072,736	2.95	$8.91	765,039	2.37	$5.57

(c)    Restricted Stock awards:

During the year ended December 31, 2007, the Board of Directors granted 140,000 restricted shares (“RSUs”) to certain employees under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees upon receipt of the RSUs. The RSUs vest over a period of forty-two months in equal amounts every six months.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

A summary of our RSU activity is as follows:

	Restricted Shares	Weighted- Grant Date Fair Value	Weighted- Average Contractual Life
Non-vested RSUs at December 31, 2006	—	—
Granted	140,000	$10.12
Vested	—	—
Cancelled	(10,500)	(10.18)

Non-vested RSUs at December 31, 2007	129,500	$10.12	3.28 yrs

(d)    Stock-based compensation expense:

We account for stock-based compensation in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

The following table summarizes the stock-based compensation expense by type of awards:

	December 31, 2007	December 31, 2006
Stock options	$1,369,223	$1,057,127
RSUs	149,582	—

	$1,518,805	$1,057,127

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Twelve months ended December 31,
	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	55.9%	55.5%	80.0%
Risk-free interest rate	4.38%	4.82%	3.26%
Expected term (in years)	4.4 years	2.75 years	1.5 years
Weighted-average grant date fair-value	$8.58	$2.82	$1.86

During the year ended December 31, 2007, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $2,061,000 (2006—$11,747,000) and for options exercisable was $2,061,000 (2006—$10,188,000). The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2007 was $8,713,290 (2006—$4,967,000).

RSUs are valued at the grant date market price of the underlying securities, and the compensation expense is recognized on a straight-line basis over the forty-two months vesting period based on the estimated number of awards expected to vest. At December 31, 2007 the RSUs had an intrinsic value of nil.

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At December 31, 2007, the unrecognized compensation expense related to stock options and non-vested restricted stocks were $2,458,000 and $1,112,000, respectively, which are to be recognized over weighted-average periods of 2.61 years and 3.28 years, respectively.

12.    Commitments and contingencies:

Commitments

During the year ended December 31, 2007 we had commitments to various suppliers of raw materials and finished goods, to co-packers for production equipment and commitments under our Sponsorship Agreements with the Seattle Seahawks and the New Jersey Nets in exchange for exclusive beverage rights for certain soft drinks at Qwest Field and the proposed new arena in Brooklyn, New York, as well as signage, advertising and other promotional benefits to enhance our brand awareness. These obligations vary in terms. Purchase obligations in future periods under these commitments are expected to occur as follows:

	Total	2008	2009-2010	2011-2012	2013 and thereafter
Purchase Obligations	$22,921,000	$4,671,000	$11,959,000	$4,227,000	$2,064,000

The Company has lease commitments for its executive and administrative offices and warehouse premises expiring on August 31, 2011. Future minimum rent payments under this lease are:

2008	$190,988
2009	166,755
2010	172,856
2011	117,949

Total	$648,548

During the year ended December 31, 2007, the Company incurred rental expenses of $185,173 (2006—$113,421, 2005—$95,670).

Legal proceedings

Federal Securities Class Action

On September 4, 2007, a putative class action complaint was filed against us, our former CEO, Peter van Stolk, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period from March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. All seven lawsuits have been consolidated into one action, captioned In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed a lead plaintiff and approved his selection of lead counsel. No consolidated complaint has yet been filed.

Shareholder Derivative Litigation

On September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current and former officers and current directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA. The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two actions has been consolidated with the Cramer Action. The shareholder who brought the unconsolidated state-court action voluntarily moved to have her suit dismissed on January 30, 2008, and on February 12, 2008 the Court dismissed that action. The two remaining shareholder derivative actions were filed in the U.S. District Court for the District of Washington. One of the shareholders in the two federal actions has moved to consolidate the federal derivative actions. The Court has not ruled on the motion to consolidate. All of the derivative complaints are based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and allege, among other things, that certain of our directors and officers breached their fiduciary duties and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaints are derivative in nature and do not seek monetary damages from us. However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

We are unable to predict the outcome of these actions. These actions could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition, subject to the limits of our insurance policies.

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

Other Contingencies

We have an employment agreement with one of our executive officers. The agreement continues until terminated by the executive or by us, and provides for severance payments under certain circumstances. As of December 31, 2007, if the executive was to be terminated by us without cause (as defined) or upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, would have been approximately $229,000.

We are party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

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

13.    Income taxes:

The (recovery) provision for income taxes consisted of the following:

	2007	2006	2005
Current
Federal	$(3,164)	$—	$10,532
State	(1,170)	5,591	40,000
Foreign	297,450	236,150	—

Total	293,116	241,741	50,532

Deferred	1,862,111	(1,144,491)	—

Provision for income taxes	$2,155,227	$(902,750)	$50,532

Income (loss) before provision for income taxes was as follows:

United States	$(10,688,147)	$2,704,673	$766,811
Foreign	1,043,103	827,722	535,241

Total	$(9,645,044)	$3,532,395	$1,302,052

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2007	2006	2005
Federal statutory rate	34%	34%	34%
Effect of:
Permanent differences	(0.71)%	6.28%	2.4%
State income taxes, net of federal benefit	1.22%	0.29%	3.1%
Alternative minimum tax	0.00%	0.00%	0.8%
Change in valuation allowance	(56.85)%	(69.97)%	(44.1)%
Other, net	(0.01)%	3.85%	7.7%

Provision (recovery) for income taxes	(22.35)%	(25.56)%	3.9%

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	2007	2006	2005
Deferred tax assets
Net operating loss carry forwards	$4,172,094	$1,401,117	$1,731,023
Capital assets	188,403	—	82,258
Intangible assets	333,167	384,657	420,753
Other	906,971	198,185	120,971

Total deferred tax asset	5,600,635	1,983,959	2,355,005
Valuation allowance	(5,482,785)	—	(2,355,005)

Net deferred tax asset	$117,850	$1,983,959	$—
Deferred tax liabilities
Capital assets	—	(48,821)	—

Total deferred tax asset balance	$117,850	$1,935,138	$—

Classified as current	—	1,507,145	—

Long-term asset	$117,850	$427,993	$—

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.

The determination of our provision of income taxes and valuation allowances requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to their expiration, we are required to establish valuation allowances against that portion of deferred tax assets.

Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes in accordance with Statement of Financial Accounting Standards 109 (“SFAS 109,” “Accounting for Income Taxes”) due to the uncertainty regarding the full utilization of our deferred tax asset. During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that was more likely than not we would realize the deferred tax assets. Accordingly, during the year ended December 31, 2006, we recorded a tax benefit in the amount of $2,471,790 by reversing the valuation allowance and recording the tax benefit against the 2006 tax provision resulting in a net deferred income tax benefit of $1,144,491.

During the fourth quarter of fiscal 2007, we recognized a full valuation allowance against our net U.S. deferred tax assets in the amount of approximately $5,482,785. During the fourth quarter of fiscal 2007, the Company experienced significant losses in its U.S. operations due to lower margins, the recording of charges such as severance costs, marketing and promotions costs, slotting fee costs, inventory provisions for discontinued product and legal and professional fees which negatively impacted U.S. pretax income and caused the Company to be in a loss position as of December 31, 2007 and of having cumulative losses in recent years with respect to its U.S. operations. These are one time costs that the Company does not expect to incur in future years. However, the Company does not know if these investments are an aberration yet and the success of our incremental

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

investments in the business remains unknown. In accordance with the relevant accounting guidance, the Company did consider future projections of U.S. pretax income as a material factor in its analysis of the realizability of its net U.S. deferred tax assets, however, it was difficult to overcome the cumulative loss. The negative events mentioned above, while not recurring in nature and/or beneficial to the Company’s long-term future prospects, were material to the Company’s decision to establish a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. The Company continually analyzes the realizability of its deferred tax assets, but reasonably expects to continue to record a full valuation allowance on future U.S. tax benefits until the Company sustains an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

At December 31, 2007, the Company has net operating loss carry-forwards in the United States for income tax purposes of $11,935,000, which expire at various times commencing in 2020. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

14.    Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. SAB 108 is effective the fiscal year ending December 31, 2006.

The transition provisions of SAB 108 provide for a one-time cumulative effect adjustment on deficit to correct for misstatements of errors relating to prior periods that were not deemed material under the Company’s prior approach, but are material under the SAB 108 approach. Effective the beginning of the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108 during 2006, the Company has adjusted opening deficit for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Intercompany balances

During 2006, the Company adjusted its beginning retained earnings for fiscal 2006 for a historical misstatement in intercompany balances of intangible transfers and accounts receivable balances. These differences had accumulated over a period of several years and were not material in any one year.

Impact of adjustments

The impact of each of the items noted above on the fiscal 2006 beginning balances are presented below:

Reduction of intangibles	$70,979
Reduction of receivable balances	36,756

Increase in deficit	$107,735

JONES SODA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007 and 2006

15.    Segmented information and export sales:

The Company operates in one industry segment, with operations during 2007 primarily in the United States and Canada. During the year ended December 31, 2007, sales in the United States were approximately $33,949,000 (2006—$34,209,000, 2005—$29,620,000), sales in Canada were approximately $5,393,000 (2006—$4,662,000, 2005—$3,788,000), and sales to other countries totaled $489,000 (2006—$165,000, 2005—$103,000). Sales have been assigned to geographic locations based on the location of customers.

As at December 31, 2007, the net book value of long-lived assets held in the United States was approximately $2,471,000 (2006—$2,111,000, 2005—$604,000). The net book value of long-lived assets held in Canada was approximately $26,000 (2006—$59,000, 2005—$59,000).

16.    Financial instruments:

(a)    Fair values:

As of December 31, 2007, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities and capital lease obligations, approximate their fair values due to the short-term to maturity of these instruments.

(b)    Concentration of credit risk:

The Company mainly sells its products to customers in the United States and Canada. Customers in the United States represent 83% (2006—95%, 2005—92%) while customers in Canada represent 17% (2006—5%, 2005—8%) of year end accounts receivable balances. Three of the Company’s customers represent approximately 29% of revenues for the year ended December 31, 2007, one of which represented revenue of approximately 13% during the period. Three customers represented approximately 28% of revenues for the year ended December 31, 2006. Three customers represented approximately 21% of revenues for the year ended December 31, 2005.

17.    Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2007 and 2006 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2007 quarter:
Net Revenue	$9,189	$13,012	$11,732	$5,898
Gross profit	3,517	4,449	3,196	(1,718)
Net earnings (loss)	58	41	(1,524)	(10,204)
Basic earnings (loss) per share	0.00	0.00	(0.06)	(0.39)
Diluted earnings (loss) per share	0.00	0.00	(0.06)	(0.39)

	Q1	Q2	Q3	Q4
2006 quarter:
Net Revenue	$8,760	$10,026	$10,202	$10,047
Gross profit	3,120	3,806	3,617	4,762
Net earnings	3	2,314	194	2,063
Basic earnings per share	0.00	0.10	0.01	0.08
Diluted earnings per share	0.00	0.10	0.01	0.08