Form 10-Q
period 2008-03-31
JONES SODA CO
filed 2008-05-12
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 0-28820

Jones Soda Co.

(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

234 9th Avenue North Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 624-3357

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the issuer had 26,274,177 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index		Page

EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	5

	b) Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	6

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2008 (Unaudited) and the year ended December 31, 2007	7

	d) Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	8

	e) Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of financial condition and results of operations	15

Item 3	Quantitative and Qualitative disclosures about market risk	23

Item 4	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk factors	25

Item 6	Exhibits	26

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” and “Jones Pure Cane Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “stock,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•	Our inability to successfully implement our carbonated soft drink (CSD) strategy, on which our business plan and future growth are dependent to a significant extent;

•

The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles and Jones Energy in 16-ounce cans in the grocery and mass merchant channel to perform adequately, which would impair our ability to gain market acceptance in the CSD industry;

•	Our inability to establish long-term agreements with our distributors and our inability to attract and maintain key distributors;

•	Our inability to carefully manage our inventory levels and to predict the timing and amount of our sales;

•	Our inability to establish and maintain distribution arrangements directly with retailers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our inability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and will continue to dedicate, significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our inability to secure a continuous supply and availability of raw materials;

•	Our inability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our inability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our inability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to effectively manage our growth and resources in order to execute on our business plan;

•	Our inability to protect our trademarks, patent and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to remediate a material weakness in our internal control over financial reporting, which could adversely impact our ability to report accurate financial results in a timely manner;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Our inability to comply with the many regulations to which our business is subject; and

•	Our inability to compete successfully against much larger, well-funded established companies currently operating in the beverage industry.

For a discussion of some of the additional factors that may affect our business, results and prospects, see “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2008 with comparative figures for December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,293,740	$17,857,805
Short-term investments	9,436,478	9,935,400
Accounts receivable	6,495,432	4,474,559
Inventory (note 3)	6,990,182	5,745,888
Prepaid expenses	952,322	822,620

	37,168,154	38,836,272
Deferred income tax asset (note 8)	117,850	117,850
Capital assets	1,288,960	1,078,916
Other assets	1,357,906	1,418,516
Intangible assets	164,098	173,040

	$40,096,968	$41,624,594

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,816,857	$6,993,226
Current portion of capital lease obligations	149,023	156,847
Taxes payable	—	203,379

	8,965,880	7,353,452
Capital lease obligations, less current portion	437,069	474,226
Long term liabilities - Other (note 5)	323,458	—

	760,527	474,226
Commitments and contingencies (note 9)
Shareholders’ equity (note 7)
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 26,274,177 common shares (2007 – 26,251,183)	43,916,472	43,855,928
Additional paid-in capital	4,390,332	3,990,711
Accumulated other comprehensive income	96,310	129,471
Deficit	(18,032,553)	(14,179,194)

	30,370,561	33,796,916

	$40,096,968	$41,624,594

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Revenue	$9,403,503	$9,189,089
Cost of goods sold	7,481,031	5,671,879

Gross profit	1,922,472	3,517,210
Licensing revenue	50,500	145,947

	1,972,972	3,663,157
Operating expenses (1) :
Promotion and selling	3,001,782	2,358,720
General and administrative	2,860,099	1,732,221

	5,861,881	4,090,941
Loss before interest income and income taxes	(3,888,909)	(427,784)
Interest/other income, net:	147,437	441,086

Earnings (loss) before income tax	(3,741,472)	13,302
Income tax benefit (expense) (note 8)
Current	(111,887)	3,727
Deferred	—	41,283

	(111,887)	45,010

Earnings (loss) for the period	$(3,853,359)	$58,312

Earnings (loss) per share, basic	$(0.15)	$—
Earnings (loss) per share, diluted	$(0.15)	$—
Weighted average number of common stock
Basic	26,266,011	25,667,806
Diluted	26,266,011	26,449,564
(1) Includes non-cash stock-based compensation as follows:
Promotion and selling	$146,291	$68,004
General and administrative	$268,999	$139,896

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Three months ended March 31, 2008 (Unaudited)

Year ended December 31, 2007

	Common Stock		Additional paid-in capital	other comprehensive income (loss)	Deficit	Total shareholders’ equity

	Number	Amount
Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490
Proceeds from employee equity incentive plans	613,692	1,604,192	—	—	—	1,604,192
Stock-based compensation	—	—	1,518,805	—	—	1,518,805
Exercise of stock options	—	360,959	(360,959)	—	—	—
Loss for the year	—	—	—	—	(11,629,026)
Other comprehensive income, realized losses on available-for-sale short-term investments reclassed to income	—	—	—	11,736	—
Other comprehensive income, unrealized gain on available-for-sale short-term investments	—	—	—	21,719	—
Comprehensive loss for the year						(11,595,571)

Balance, December 31, 2007	26,251,183	43,855,928	3,990,711	129,471	(14,179,194)	33,796,916
Proceeds from employee equity incentive plans	22,994	44,875	—	—	—	44,875
Exercise of stock options	—	15,669	(15,669)	—	—	—
Stock-based compensation	—	—	415,290	—	—	415,290
Loss for the period	—	—	—	—	(3,853,359)
Other comprehensive losses, unrealized losses on available-for-sale short-term investments	—	—	—	(11,442)	—
Other comprehensive income, realized gains on available-for-sale short-term investments reclassed income	—	—	—	(21,719)	—
Comprehensive loss for the period						(3,886,520)

Balance, March 31, 2008	26,274,177	$43,916,472	$4,390,332	$96,310	$(18,032,553)	$30,370,561

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
Cash flows from (used in) operating activities:
Net income (loss) for the period	$(3,853,359)	$58,312
Items not involving cash:
Depreciation and amortization	139,248	133,879
Deferred income tax	—	(41,283)
Stock compensation expense	415,290	207,900
Changes in assets & liabilities
Accounts receivable	(2,020,873)	1,276,033
Inventory	(1,244,294)	38,734
Prepaid expenses	(129,702)	(83,395)
Taxes payable	(203,379)	(3,727)
Accounts payable	1,789,478	(1,214,204)
Long term liabilities - other	277,921	—

Net cash from (used in) operating activities	(4,829,670)	372,249
Cash flows from (used in) investing activities:
Purchase of capital assets	(179,129)	(208,651)
Purchase of other assets	(20,921)	(77,542)
Sales of short-term investments - net	465,761	740,104

Net cash from investing activities	265,711	453,911
Cash flows from (used in) financing activities:
Net repayment of capital lease obligations	(44,981)	(28,259)
Proceeds from exercise of options	44,875	477,617

Net cash from (used in) financing activities	(106)	449,358

Net increase (decrease) in cash and cash equivalents	(4,564,065)	1,275,518
Cash and cash equivalents, begining of period	17,857,805	13,905,870

Cash and cash equivalents, end of period	$13,293,740	$15,181,388

Supplemental disclosure of non-cash financing and investing activities:
Cash paid (received) during year for:
Interest	$(277,289)	$(310,656)
Income taxes	$2,325	$6,225

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Three months ended March 31, 2008 and 2007 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda ™; Jones 24C™, an enhanced water beverage; Jones Organics™, a ready to drink organic tea; Jones Energy™, a high energy drink; WhoopAss Energy Drink®, a high energy drink; and Jones Naturals®, a non-carbonated juice and tea drink. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., as well as two non-operating subsidiaries, Whoopass USA Inc. and myJones.com Inc.

2.	Significant accounting policies:

(a)	Basis of presentation:

These unaudited interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) and United States Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The accompanying unaudited interim consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2007, as amended by note 2(d) below, included in our annual report on Form 10-K.

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated on consolidation.

(b)	Use of estimates:

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives of capital assets, prepaid assets, other assets and intangible assets, valuation allowances for receivables, stock-based compensation expense, income taxes, valuation allowances for deferred income tax assets and contingencies. Actual results could differ from those estimates.

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

(d)	Recently issued accounting pronouncements

Effective January 1, 2008 we adopted FASB issued FAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 was required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year, but FASB Staff Position 157-2 defers the effective date of FAS No. 157 to fiscal years beginning on or after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value on a recurring basis. The adoption of FAS No. 157 had no significant impact on our consolidated financial statements. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until after November 15, 2008, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

Effective January 1, 2008 we adopted SFAS No. 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS No. 159 had no significant impact on our consolidated financial statements.

In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact, if any, of this standard on our Consolidated Financial Statements.

(e)	Comparative figures

Certain prior period amounts have been reclassified to conform to the presentation adopted in the current period.

3.	Inventory:

Inventories consist of raw materials and finished goods and are stated at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence. Cost is determined principally using actual cost on a first-in first-out basis. The provisions for excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in the recording of additional provisions for obsolete inventory. Provisions for obsolete inventory are recorded as cost of goods sold.

	March 31, 2008	December 31, 2007
Finished goods	$4,872,050	$3,797,884
Raw materials	2,118,132	1,948,004

	$6,990,182	$5,745,888

4.	Segmented information and export sales:

We operate in one industry segment, with operations during the first quarter of 2008 primarily in the United States and Canada. During the three-month period ended March 31, 2008, sales in the United States were approximately $7,985,000 (2007—$8,020,000), sales in Canada were approximately $1,348,000 (2007—$1,084,000), and sales to other countries totaled approximately $70,000 (2007—$85,000). Sales have been assigned to geographic locations based on the location of customers.

During the three-month period ended March 31, 2008, revenues from one customer represented $2,299,000 (2007 – none) of the total revenue.

5.	Long term liabilities:

Long term liabilities include certain amounts related to our sponsorship agreements, non-identifiable benefits and deferred gains on the sale and leaseback of certain equipment.

Sponsorship agreement with the Seattle Seahawks	$277,921
Deferred gain of sale/leaseback of equipment	45,537

$323,458

6.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2008	2007
Income (loss) for the period	$(3,853,359)	$58,312
Weighted average number of common stock outstanding:
Basic	26,266,011	25,667,806
Dilutive stock options	—	781,758

Diluted	26,266,011	26,449,564
Earnings (loss )per share:
Basic	$(0.15)	$0.00
Diluted	$(0.15)	$0.00

As of March 31, 2008, due to the net loss all outstanding equity options are anti-dilutive.

7.	Shareholders’ equity:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans”). On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted there under, but all outstanding options continue for their respective remaining terms. On May 31, 2007, at the annual shareholders meeting, the shareholders approved another amendment to the 2002 Plan to permit awards of restricted stock grants and the 2002 Plan was renamed to the “2002 Stock Option and Restricted Stock Plan”.

Under the terms of our 2002 Plan, our Board of Directors may grant options or restricted stock to employees, officers, directors and consultants. The plan provides for granting of options or restricted stock at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-or ten-year term.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding options
	Number of shares	Average exercise price
Balance at December 31, 2006	1,424,025	$4.05
Options granted	339,500	19.19
Options exercised	(613,692)	(2.16)
Options cancelled	(77,097)	(14.60)

Balance at December 31, 2007	1,072,736	$8.91
Options granted	568,250	3.48
Options exercised	(7,500)	5.98
Options cancelled	(53,005)	20.39

Balance at March 31, 2008	1,580,481	6.59

Exercisable, March 31, 2008	800,539	$6.13

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at March 31, 2008:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average exercise price	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life (years)
$0.25 to $0.50	80,000	0.03	$0.30	80,000	$0.30	0.03
$1.10 to $2.99	97,000	0.76	2.15	97,000	2.15	0.76
$3.00 to $4.00	730,750	4.46	3.47	202,500	3.98	4.46
$4.01 to $5.01	2,000	2.36	5.01	2,000	5.01	2.36
$5.02 to $9.33	423,410	3.52	7.15	342,682	7.05	3.52
$9.35 to $22.95	247,321	4.10	18.62	76,357	18.92	4.10

	1,580,481	3.70	$6.59	800,539	$6.13	3.13

The total intrinsic value for options exercised during the three months ended March 31, 2008 and March 31, 2007 was $9,907 and $1,860,000 respectively. The aggregate intrinsic value of options outstanding at March 31, 2008 was $501,393 and for options exercisable was $385,180.

During the three-month period ended March 31, 2008, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

(b)	Restricted stock awards:

During the quarter ended March 31, 2008, the Board of Directors granted 55,850 shares of restricted stock to certain employees under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees upon receipt of the restricted stock awards. The shares of restricted stock vest over a period of forty-two months in equal amounts every six months. At March 31, 2008, the restricted stock had an aggregate intrinsic value of $12,000.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted- Grant Date Fair Value	Weighted- Average Contractual Life
Unvested restricted stock at December 31, 2007	129,500	$10.11	2.86 yrs
Granted	55,850	$3.27
Vested	(15,829)	$10.11	—
Stock Cancelled	(21,925)	$10.16	—

Balance at March 31, 2008	147,596	$7.52	3.07 yrs

(c)	Stock-based compensation expense:

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

The following table summarizes the stock-based compensation expense by type of awards:

	Three months ended March 31,
	2008	2007
Stock options	$329,206	$207,900
Restricted stock	86,084	—

	$415,290	$207,900

Shares of restricted stock are valued at the grant date market price of the underlying securities, and the compensation expense is recognized on a straight-line basis over the forty-two month vesting period based on the estimated number of awards expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model employing the following key assumptions. Expected stock price volatilities are based upon the historical volatility of our daily stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of five to ten years. Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the requisite service period.

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model;

	Three months ended March 31,
	2008	2007
Expected stock price volatility	71.02%	55.00%
Risk-free interest rate	2.63%	4.62%
Expected term (in years)	4.5 years	2.75 years
Weighted-average grant date fair-value	$1.99	$4.30

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or restricted stock that is expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At March 31, 2008, the unrecognized compensation expense related to stock options and unvested restricted stock was $2,927,000 and $1,078,000, respectively, which are to be recognized over a weighted-average periods of 2.90 years and 3.07 years, respectively.

8.	Income Taxes:

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

During the fourth quarter of fiscal 2007, we recognized a full valuation allowance against our net U.S. deferred tax assets in the amount of approximately $5.5 million after experiencing significant losses in our U.S. operations. We incurred additional losses in our U.S. operations during the first quarter of 2008 and increased our cumulative losses in our U.S. operations. We analyze the realizability of our deferred tax assets on a quarterly basis, but reasonably expect to continue to record a full valuation allowance on our future U.S. tax benefits until we sustain an appropriate level of taxable income through U.S. operations and tax planning strategies. No valuation allowance was recorded for the deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on our consolidated financial statements. At March 30, 2008 and December 30, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate over the next 12 months.

The current and deferred tax provision rates are calculated at the effective federal statutory rate, taking into consideration expected permanent differences, state income taxes, alternative minimum taxes and the recording of valuation allowances.

A portion of our granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purpose due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options results in the creation of deferred tax asset, which is a temporary difference, until the option is exercised. Due to the treatment of incentive stock options for tax purposes, our effective tax rate during any quarter is subject to variability.

As of March 31, 2008, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

9.	Commitments and contingencies

Commitments

Payments due by period
(Dollars in Thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years
Purchase Obligations	$22,892	$4,642	$11,959	$4,227	$2,064

During the quarter ended March 31, 2008 we had commitments aggregating approximately $22,892,000 which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and commitments under our Sponsorship Agreement with the Seattle Seahawks and the New Jersey Nets in exchange for exclusive beverage rights for certain soft drinks at Qwest Field and the proposed new arena in Brooklyn, New York, as well as signage, advertising and other promotional benefits to enhance our brand awareness. These obligations vary in terms.

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer of the Company. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants’ motion to dismiss is due on July 7, and is scheduled to be fully briefed and submitted for consideration in early October.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (“Cramer Action”). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative actions. Two of these actions were filed in the Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 1, 2008, plaintiffs and defendants submitted a stipulation seeking a stay of the proceedings in the consolidated Cramer Action pending the completion of the briefing and adjudication of all motions to dismiss in the consolidated federal securities class action, and, on May 2, 2008, the Court ordered such a stay.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. Van Stolk, et al., Case No. 07-1782RSL (“Sexton Action”), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. Defendants in the Sexton Action have until June 9, 2008, to file any motion(s) to dismiss, unless a consolidated complaint is filed, in which case defendants will have an additional 60 days from the date of filing to move to dismiss.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification, which could be material.

We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

We are involved in various other claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Report and the 2007 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “stock,” “target,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We develop, produce, market and distribute “New Age” or “Premium” beverages. We currently produce, market and distribute six beverage brands:

•	Jones Pure Cane Soda™, a “premium” soda;

•	Jones 24C™, an enhanced water beverage;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Energy™, a citrus energy drink;

•	WhoopAss Energy Drink®, a citrus energy drink; and

•	Jones Naturals®, a non-carbonated juice & tea.

We currently sell and distribute our products throughout the United States and Canada through our network of independent distributors (our “Direct Store Delivery” channel, or DSD) and our national retail accounts (our “Direct To Retail” channel, or DTR), as well as through licensing and distribution arrangements.

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

We are a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1987. Our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report and the summary of accounting policies and notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or product quality issues we may take back a product.

With respect to our CSD channel, we recognize revenue from the sale of concentrate to National Beverage Corp. on a gross basis and recognize revenue upon receipt of concentrate by National Beverage. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our manufacturing and distribution agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. All sales of concentrate to National Beverage are final sales and we have a “no return” policy with them, however, in limited instances, due to product quality or other custom package commitments, we may take back product.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

We pay for slotting fees or similar arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Generally, this incentive is recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made. If we receive a benefit from any such incentives over a period of time and we meet certain criteria, such as retailer performance, recoverability and enforceability, such incentives are recorded as an asset and are amortize as a reduction of revenue over the term of the arrangement. Typically, we amortized slotting fees over a period not exceeding 12 months subject to recoverability consideration. We evaluate the recoverability of any deferred slotting fees on a quarterly basis.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the three-month period ended March 31, 2008, our revenue was reduced by approximately $951,000 (2007-$87,000), on account of primarily promotion allowances and cash considerations. No material slotting fees were incurred during the quarter.

We entered into a Sponsorship Agreement with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007 and with Brooklyn Arena LLC and New Jersey Nets Basketball, LLC on November 8, 2007, both of which provide us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits if any are recorded as an expense.

Allowance for Doubtful Accounts; Bad Debt Reserve

We routinely estimate the collectability of our accounts receivable. We analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserves have been less than 1% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations. Our estimates for allowance for doubtful accounts did not change materially since the fiscal year ended December 31, 2007.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as we determine is reflective of the risk of non-collection. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and on the fact that our revenue is not dependent on one or a few customers, but is spread among a number of customers. However, another factor that could cause us to change our estimates would be a downturn in the economy that we determine has the potential to affect collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if we made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine whether an allowance for obsolescence is required on products that are over 12 months from production date. During the three months ended March 31, 2008, we increased inventory obsolescence provisions for discontinued raw material and finished goods due to packaging changes. At March 31, 2008 we had an inventory obsolescence provision of approximately $514,000 ($565,000 at December 31, 2007). For the three months ended March 31, 2007 we had an inventory obsolescence provision of $110,000.

Deferred Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred taxes prior to their expiration, we are required to establish valuation allowances against that portion of deferred tax assets. The determination of required valuation allowances involves significant management judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

During the fourth quarter of fiscal 2007, we concluded that it was appropriate to record a charge of approximately $5,483,000 to establish a full valuation allowance against the tax benefits arising from losses in our U.S operations which caused us to be in the position as of December 31, 2007 of having cumulative losses in recent years with respect to our U.S. operations. We incurred additional losses in our U.S. operations during the first quarter of 2008 and increased our cumulative losses in our U.S. operations. In accordance with the relevant accounting guidance, we considered future projections of U.S. pretax income as a material factor in our analysis of the realizability of our net U.S. deferred tax assets, however, it was difficult to overcome the cumulative losses and, thus, we continue to establish a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. We analyze the realizability of our deferred tax assets on a quarterly basis, but reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies. No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the quarter ended March 31, 2008 pursuant to FIN 48.

Contingencies

We are subject to the possibility of losses from various contingencies. See Part II: Item 1. – Legal Proceedings. Considerable judgment is necessary to estimate the probability and amount of loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge to operations for estimated costs of adjudication or settlement and unasserted claims existing as of the balance sheet date.

As of March 31, 2008, no loss contingencies have been accrued for any class action or derivative lawsuits, as we are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

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

During the quarter ended March 31, 2008, the Board of Directors granted restricted stock awards for 55,850 shares and stock option awards for 568,250 shares under our 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. Under the fair value recognition provision of SFAS 123R, share-based compensation cost for stock awards is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

We amortize stock-based compensation for both stock option grants and restricted stock awards, in most instances, over a period of 42 months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter.

Results of Operations for the Three Months Ended March 31, 2008

Revenue

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
Gross Revenue (1)	$10,355	$9,276	11.6%
Less: Promotion allowances and slotting fees (2)	(951)	(87)	995.0%

Net Revenue	$9,404	$9,189	2.3%

(1)	Gross revenue, which excludes the impact of slotting fees and promotional allowances, is a non-GAAP financial measure. The most directly comparable GAAP measure is net revenues. Under GAAP, slotting fees and promotional allowances are recorded as a reduction of revenue in calculating net revenues. Gross revenues is used by management to monitor operating performance, including in comparison to prior years, as it allows evaluation of sales performance before the effects of any slotting fees and promotional items, which can mask certain performance issues. We believe that the presentation of gross revenues provides useful information to investors because it allows a more comprehensive presentation of the Company’s operating performance. However, gross revenues should not be used alone as an indicator of operating performance in place of net revenues. Gross revenues may not be realized in the form of cash receipts as slotting fees and promotional payments and allowances may be deducted from payments received from customers. This table reconciles gross revenues to net revenues.

(2)	Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of promotional allowances and slotting fees may not be comparable to similar items presented by other companies. The presentation of promotional allowances and slotting fees facilitates an evaluation of the impact thereof on the determination of net revenues and illustrates the spending levels incurred to secure such sales.

For the three months ended March 31, 2008, net revenues were approximately $9,404,000, an increase of $215,000, or 2.3%, over the approximately $9,189,000 in revenues for the three months ended March 31, 2007. The increase in net revenues over the same period of the prior year was primarily attributable to increased sales through our DTR and DSD networks (as discussed below), offset by a decrease in sales of concentrate to National Beverage Corp.

For the three-month period ended March 31, 2008, our gross revenue was approximately $10,355,000, which was reduced by $951,000 on account of promotion allowances, slotting fees and early payment discounts, compared to a reduction of $87,000 in the comparable three-month period in 2007. The $951,000 reduction relates primarily to price promotion programs implemented in the quarter for our DTR business and for the continued introduction of 24C across North America. We expect our promotion program spending to decrease in the other quarters of 2008 compared to the first quarter. There were no material slotting fees incurred during the quarter.

The increase in revenues in our DTR network compared to the same three-month period of the prior year was due primarily to increased case sales to Sam’s Club and Wal-Mart, which accounted for approximately 20% of our first quarter revenue. We were selected by Sam’s Club as a Volume Producing Items (VPI) partner for 2008, under which we expect to have opportunities for enhanced in-store placement and promotions. We believe this selection positively impacted our sales to Sam’s Club in the first quarter, as we commenced shipments under this program. Although we expect sales to Sam’s Club under the VPI program to continue to have a positive impact in future quarters of 2008, our status as a VPI partner does not guarantee any minimum sales levels and could be terminated at any time, so there can be no assurance in this regard.

Revenues in our DSD network increased over the same period of the prior year, primarily due to shipments of 24C as we continued to introduce the product across North America. Increased case sales in the Northeast, Southeast, Northwest, Eastern Canada and Western Canada were partially offset by decreased case sales in the Midwest and Southwest. The Northeast and Southeast regions were positively impacted by shipments to current distributors and new distributors purchasing Jones products. Shipments in Canada increased compared to the same period of 2007 due to the addition of new retailers and the implementation of new retailer programs. We believe the decrease in case sales in the Midwest was due to general economic conditions and that the Southwest was impacted negatively by a changeover of distributors.

We did not ship any significant amount of concentrate in the first quarter of 2008, as we believe National Beverage had sufficient concentrate inventory for current orders.

Case sales

Historically, we have reported our sales volume of unit cases of finished products sold by us through our DTR and DSD channels. Starting in 2008, we intend to also report for informational purposes sales volume of unit cases of Jones-branded finished products sold by National Beverage (through the CSD channel) to various retailers. This does not change our revenue recognition policy. These are finished goods bearing our trademarks where we provide marketing support and from the sale of which we derive economic benefit. We believe that this measurement, together with finished product sales to our DTR and DSD channels, provides another indication of the strength of our brand and acceptance of our products in the marketplace.

Consolidated case sales of finished products to retailers and distributors through our DSD and DTR channels for the three-months ended March 31, 2008, expressed as 288-ounce equivalent cases, were 782,000. This is an increase of 184,000 cases, or 30.8%, over total comparable case sales for the same period in 2007. During the first quarter of 2008, total case sales of Jones-branded finished products sold directly by National Beverage to retailers in the CSD channel were 222,000, an increase of 164%, compared to 84,000 for the same period in 2007.

We also intend to continue to report consolidated case sales of concentrate to National Beverage. Concentrate case sales represents the amount of concentrate and syrups sold by us to National Beverage. We recognize revenue from these sales upon receipt of the concentrate by National Beverage in accordance with our revenue recognition policy. Case sales of concentrate to National Beverage and total cases of finished products sold by National Beverage to retailers (which are discussed above) are not necessarily equal during any given period. Factors such as seasonality, National Beverage inventory practices, timing of price increases, new product introductions, retailer demand and changes in product mix can impact unit case volume and concentrate sales and can create differences between sales of concentrate by us and sales of finished products to retailers by National Beverage.

Consolidated case sales of concentrate to National Beverage for the three-months ended March 31, 2008, expressed as 288-ounce equivalent cases, were 35,000. This is a decrease of 1,089,000 cases, or 96.9%, over total case sales for the comparable three-month period in 2007. As noted above, we did not ship any significant amount of concentrate in the first quarter of 2008, as we believe National Beverage had sufficient concentrate inventory for current orders.

288-ounce equivalent case sales by Jones Soda

	Three months ended March 31,
	2008	2007	Change
Finished products case sales to DTR and DSD channels	782,000	598,000	30.8%
Concentrate case sales to National Beverage	35,000	1,124,000	-96.9%

288-ounce equivalent case sales by National Beverage

Jones branded finished products case sales by National Beverage	222,000	84,000	164%

Gross Profit

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
Gross profit	$1,922	$3,517	-45.3%
Percentage of Revenue	20.4%	38.3%

For the three-month period ended March 31, 2008, gross profit decreased by approximately $1,595,000, or 45.3%, over the approximately $3,517,000 in gross profit for the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, gross profit as a percentage of revenue decreased to 20.4% from 38.3% for the comparable period in 2007. The decrease in gross profit for the quarter was primarily attributable to additional provisions of approximately $576,000 related to raw material and finished goods discontinued due to package changes, increased freight and raw material usage costs incurred due to the shutdown of our St. Louis co-packer and increased promotional allowances recorded in the quarter as discussed above.

Gross profit for the first quarter of 2007 included significantly more sales of concentrate compared to the first quarter of 2008, which positively impacted the 2007 gross margin.

Licensing Revenue

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
Licensing revenue	$51	$146	-65.4%

For the three-month period ended March 31, 2008 we received royalty payments of approximately $51,000, primarily due to our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy, a decrease of 65% compared to $146,000 earned in the same period of 2007. In contrast, for the comparable periods in 2007, licensing revenue also included the remaining royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation which ended December 31, 2006.

Total Operating Expenses

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
Promotion and selling	$3,002	$2,359	27.3%
General and administrative	$2,860	$1,732	65.1%

Total operating expenses	$5,862	$4,091	43.3%
Percentage of revenue	62.3%	44.5%

Total operating expenses for the three-month period ended March 31, 2008 were approximately $5,862,000, an increase of $1,771,000, or 43.3%, over operating expenses of approximately $4,091,000 for the three-month period ended March 31, 2007.

For the three-month period ended March 31, 2008, total operating expenses as a percentage of revenue increased to 62.3% from 44.5% over the comparable period in 2007. The increase in total operating expenses was primarily attributable to an increase in costs related to employee salaries, marketing expenses, stock-based compensation expenses, and legal and audit fees.

Changes in promotion and general and administrative expenses are explained in greater detail below.

Promotion and Selling Expenses

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
Promotion and selling	$3,002	$2,359	27.3%
Percentage of revenue	31.9%	25.7%

Promotion and selling expenses for the three months ended March 31, 2008 were approximately $3,002,000 representing an increase of $643,000 over promotion and selling expenses of approximately $2,359,000 for the three-month period ended March 31, 2007. Promotion and selling expenses as a percentage of revenue increased to 31.9% for the three-month period ended March 31, 2008 from 25.7% over the comparable period in 2007. The increase in total promotion expenses was primarily attributable to an increase in costs related to sales salaries, marketing expenses and stock-based compensation expenses. Sales salaries during the three-months ended March 31, 2008 included salaries for our Senior Executive Vice-President of Sales, Vice-President Sales –West, and Vice-President-Southwest for which we had no comparable expenses in the same period in the prior year.

At March 31, 2008, we had 40 employees in sales and marketing compared to 45 such employees at March 31, 2007. Although our number of sales and marketing employees decreased, our sales salaries for the period increased due to the new vice-president level positions mentioned above.

General and Administrative Expenses

	Three months ended March 31,
(Dollars in Thousands)	2008	2007	Change
General and administrative	$2,860	$1,732	65.1%
Percentage of revenue	30.4%	18.8%

General and administrative expenses for the three-month period ended March 31, 2008 were approximately $2,860,000, representing an increase of $1,128,000, or 65.1%, compared to approximately $1,732,000 for the three-month period ended March 31, 2007. General and administrative expenses as a percentage of revenue increased to 30.4% for the three months ended March 31, 2008 from 18.8% for the comparable period in 2007. The increase in general and administrative expenses was due to an increase in legal fees (primarily related to our ongoing securities litigation and to executive transition matters), audit fees, administrative salaries and benefits (due primarily to additional compensation paid to our Chairman of the Board and Interim Chief Executive Officer, the addition of our Chief Operating Officer and increased headcount in the Operations and Finance departments) and stock-based compensation.

Interest/Other income, net

For the three-month period ended March 31, 2008, interest/other income (loss) was approximately $147,000 compared to interest/other income of approximately $441,000 in same period in 2007. The decrease in interest income/other income was due to increased translation loss as well as decreased interest income due to lower levels of cash and short-term investments.

Income taxes

Provision for income taxes was approximately $112,000 for the three months ended March 31, 2008 compared to $45,000 for the three months ended March 31, 2007.

The tax provision for the three months ended March 31, 2008 relates to the tax provision on the income from our Canadian operations. No recovery of taxes is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets.

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net Income (loss) for the three months ended March 31, 2008 and 2007 was approximately $(3,853,000) and $58,000 respectively. Net loss for the first quarter of 2008 compared to net income for the same three-month period of the prior year was due primarily to increased price promotions in the DTR and DSD channels, provisions for discontinued inventory, increased freight costs, increased salaries incurred in sales and administration, increased marketing expenses, legal fees, audit fees and stock-based compensation costs. Each of these factors is discussed in greater detail above.

Liquidity and Capital Resources

Cash, cash-equivalents and short-term investments were approximately $22,730,000 as of March 31, 2008 compared to approximately $27,793,000 as of December 31, 2007. Net cash used in operating activities was approximately $4,830,000 for the three-month period ended March 31, 2008, primarily due to our loss from operations and an increase in working capital items, such as inventory, accounts receivable and prepaid expenses. The increase in inventory is due to seasonal buildup of inventory. The increase in prepaid expenses is due to prepayments of insurance, promotion expenses and prepayments under our Sponsorship Agreement with the Seattle Seahawks. Investing activities provided approximately $266,000 for the three-month period ended March 31, 2008, primarily due to purchase of short-term investments. Net cash used by financing activities was approximately $106 for the three-month period ended March 31, 2008, and consisted of the exercise of stock options offset by repayment of capital lease obligations.

On August 21, 2007, we entered into a Loan Agreement with Key Bank National Association, providing for a revolving line of credit in principal amount of up to $15 million. This new credit facility matures on August 21, 2009. The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that the Company must meet. We must maintain a minimum Current Ratio (Current Assets to Current Liabilities, each as defined in the Loan Agreement) of 2.00 to 1.00. Also, our ratio of Total Debt to Tangible Net Worth (each as defined in the Loan Agreement) cannot exceed 1.00 to 1.00. At our election, the interest rate on the credit facility will be based on either (a) Key Bank’s prime rate minus 1.50% per annum, or (b) LIBOR plus 1.00% per annum. The credit facility is secured by a grant of a first priority security interest in all of our assets. Concurrently with the Loan Agreement, on August 21, 2007, we entered into a Security Agreement in favor of Key Bank. The Loan Agreement and Security Agreement contain customary representation and warranties, affirmative and negative covenants and events of default. Upon an event of default, outstanding amounts under the credit facility accrue interest at the prime rate plus 5.00%. As of the date of this Report, we were in compliance with the above financial covenants and we had not borrowed any amounts under the credit facility.

As of March 31, 2008, we had working capital of approximately $28,202,000 compared to working capital of approximately $31,483,000 as of December 31, 2007. Decrease in working capital was primarily due to cash used in operating activities of $4.8 million.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit to provide sufficient liquidity to meet our foreseeable cash requirements for operations, projected working capital requirements, planned capital expenditures, purchase obligations and slotting fees for at least the next twelve months.

Accounts receivable increased from December 31, 2007 to March 31, 2008 from approximately $4,475,000 to approximately $6,495,000. This increase was due to shipments taking place in the second half of the quarter. Accounts payable increased from December 31, 2007 to March 31, 2008 from approximately $6,993,000 to approximately $8,817,000. This increase was primarily due to increased accruals for purchases of inventory, freight, professional fees and trade promotion expenses at March 31, 2008.

Various class action lawsuits and derivative suits have been filed against us and certain directors and officers as of March 31, 2008. We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Contractual Obligations and Off-Balance Sheet Arrangements

Our purchase obligations as of March 31, 2008 were approximately $22.9 million, including approximately $1.0 million of capital expenditure commitments relating to the purchase of co-packing equipment in connection with the conversion to pure cane sugar. These purchase obligations include commitments under our sponsorship agreements with the Seattle Seahawks and the New Jersey Nets, which represent almost half of our total purchase obligations. Our purchase obligations also include commitments under our supply agreement relating to PHARMA GABA to purchase raw materials through the end of the term of the agreement in July 2010. These committments represent approximately 45% of our total purchase obligations. Approximately $4.6 million of our purchase obligations are due in 2008, approximately half of which relate to the purchase of PHARMA GABA. In addition to our purchase obligations, as of March 31, 2008, we had approximately $1.4 million of capital and operating lease obligations. All commitments vary in terms and commit us to payments from 2008 to 2014.

We have no off-balance sheet arrangements.

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

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and commodity prices affecting the cost of raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar), and the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to interest rate risk on our investment portfolio and foreign exchange risk due to our sales and co-packing operations in Canada. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of March 31, 2008 is not material.

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

With respect to foreign currency risk, the functional currency for substantially all of our operations is the U.S. dollar. However, we held aggregate cash and operating assets in Canadian dollars valued at approximately U.S. $1,221,000 as of March 31, 2008.

At March 31, 2008, the majority of our debt consisted of fixed rate debt under our capital leases. During the three months ended March 31, 2008, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and our Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2008. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. This material weakness is briefly described below and is described in detail in our Management’s Report on Internal Control Over Financial Reporting that is included in our Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. As of March 31, 2008, we had not fully remediated this weakness.

The Remediation Plan and Changes in Internal Control over Financial Reporting

As discussed above, we identified the following material weakness in our internal control over financial reporting as of December 31, 2007: The Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. Although we have not fully remediated this material weakness as of March 31, 2008, we have made and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm. We have initiated the following remediation steps to address the material weakness described above:

•	In the first quarter of 2008, we hired a Manager of Legal Affairs to support all contract analysis and SEC compliance filings.

•	We also hired in the first quarter of 2008 an experienced Manager of SEC and GAAP reporting to support and prepare all SEC filings in 2008.

•

We will continue to add additional accounting and finance staff with the commensurate knowledge, experience, and training necessary to complement the current staff in the financial reporting functions, in addition to the staff hired in 2007.

•	In the first half of 2008, we intend to hire additional experienced accounting personnel with expertise in generally accepted accounting principles and regulatory financial reporting requirements.

•	We will continue to focus on improving the skill sets of our accounting and finance staff through education and training.

•

We have previously engaged qualified professional consultants where we did not have sufficient internal resources, with management reviewing both the inputs and outputs of the services provided. We will continue to seek employees for our accounting and finance staff with appropriate expertise and, as necessary, will continue to engage qualified professional consultants to supplement our accounting and finance staff.

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer of the Company. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants’ motion to dismiss is due on July 7, and is scheduled to be fully briefed and submitted for consideration in early October.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (“Cramer Action”). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative actions. Two of these actions were filed in the Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 1, 2008, plaintiffs and defendants submitted a stipulation seeking a stay of the proceedings in the consolidated Cramer Action pending the completion of the briefing and adjudication of all motions to dismiss in the consolidated federal securities class action, and, on May 2, 2008, the Court ordered such a stay.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. Van Stolk, et al., Case No. 07-1782RSL (“Sexton Action”), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. Defendants in the Sexton Action have until June 9, 2008, to file any motion(s) to dismiss, unless a consolidated complaint is filed, in which case defendants will have an additional 60 days from the date of filing to move to dismiss.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification, which could be material.

We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

ITEM 1A.	RISK FACTORS

There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

ITEM 6.	EXHIBITS

10.1*	Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 20, 2008; File No. 000-28820)

10.2*	Employment Letter, dated January 3, 2008, between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 99.2 to our current report on Form 8-K, filed January 9, 2008; File No. 000-28820)

10.3*	Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter Burns. (Filed herewith.)

10.4*	Employment Letter, dated March 10, 2008, between the Company and Thomas O’Neill (Filed herewith.)

31.1	Section 302 Certification of CEO - Stephen C. Jones, Interim Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO - Hassan N. Natha, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO - Stephen C. Jones, Interim Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO - Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 12, 2008

JONES SODA CO.

By:	/s/ Stephen C. Jones
Stephen C. Jones
Interim Chief Executive Officer
(principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha
Chief Financial Officer
(principal financial and accounting officer)