Form 10-Q
period 2008-06-30
JONES SODA CO
filed 2008-08-08
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2008, the issuer had 26,354,313 shares of common stock outstanding.

JONES SODA CO.

FORM 10-Q

Index		Page

EXPLANATORY NOTE		3

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	a) Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	5

	b) Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	6

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the six months ended June 30, 2008 (Unaudited) and the year ended December 31, 2007	7

	d) Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	8

	e) Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of financial condition and results of operations	15

Item 3	Quantitative and Qualitative disclosures about market risk	24

Item 4	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk factors	26

Item 4	Submission of matters to a vote of shareholders	27

Item 6	Exhibits	27

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “stock,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

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

•	Our inability to establish long-term agreements with our distributors and our inability to attract and maintain key distributors;

•	Our inability to carefully manage our inventory levels and to predict the timing and amount of our sales;

•	Our inability to establish and maintain distribution arrangements directly with retailers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our inability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and will continue to dedicate, significant resources;

•	Our inability to realize the benefits expected from various trade promotion and marketing expenditures;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our inability to secure a continuous supply and availability of raw materials;

•	Our inability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our inability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our inability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to effectively manage our growth and resources in order to execute on our business plan;

•	Our inability to protect our trademarks, patent and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to remediate a material weakness in our internal control over financial reporting, which could adversely impact our ability to report accurate financial results in a timely manner;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Our inability to meet the covenants of our bank credit lines;

•	Our inability to comply with the many regulations to which our business is subject; and

•	Our inability to compete successfully against much larger, well-funded established companies currently operating in the beverage industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 with comparative figures for December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,275,222	$17,857,805
Short-term investments	7,477,825	9,935,400

Total cash and short-term investments	19,753,047	27,793,205
Accounts receivable	7,106,971	4,474,559
Taxes receivable	98,681	—
Inventory (note 3)	8,135,979	5,745,888
Prepaid expenses	1,377,457	822,620

	36,472,135	38,836,272
Deferred income tax asset (note 8)	117,850	117,850
Capital assets	1,237,248	1,078,916
Other assets	1,306,641	1,418,516
Intangible assets	156,015	173,040

	$39,289,889	$41,624,594

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,841,360	$6,993,226
Current portion of capital lease obligations	147,201	156,847
Taxes payable	—	203,379

	10,988,561	7,353,452
Capital lease obligations, less current portion	399,147	474,226
Long term liabilities - Other (note 5)	314,920	—

	714,067	474,226
Commitments and contingencies (note 9)
Shareholders’ equity (note 7)
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 26,354,313 common shares (2007 – 26,251,183)	43,956,476	43,855,928
Additional paid-in capital	4,288,936	3,990,711
Accumulated other comprehensive income	107,457	129,471
Deficit	(20,765,608)	(14,179,194)

	27,587,261	33,796,916

	$39,289,889	$41,624,594

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three months and six months ended June 30, 2008 and 2007

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenue	$11,699,459	$13,012,473	$21,102,962	$22,200,512
Cost of goods sold	8,718,895	8,563,343	16,199,926	14,235,221

Gross profit	2,980,564	4,449,130	4,903,036	7,965,291
Licensing revenue	58,001	47,797	108,501	193,743

	3,038,565	4,496,927	5,011,537	8,159,034
Operating expenses (1) :
Promotion and selling	3,481,617	3,474,142	6,483,399	5,832,863
General and administrative	2,227,130	1,526,638	5,087,229	3,257,808

	5,708,747	5,000,780	11,570,628	9,090,671
Loss before interest income and income taxes	(2,670,182)	(503,853)	(6,559,091)	(931,637)
Interest\other income, net:	87,402	416,269	234,839	857,356

Loss before income tax	(2,582,780)	(87,584)	(6,324,252)	(74,281)
Income tax benefit (expense) (note 8)
Current	(150,275)	(150,587)	(262,162)	(146,860)
Deferred	—	278,897	—	320,180

	(150,275)	128,310	(262,162)	173,320

Earnings (loss) for the period	$(2,733,055)	$40,726	$(6,586,414)	$99,039

Earnings (loss) per share, basic	$(0.10)	$0.00	$(0.25)	$0.00
Earnings (loss) per share, diluted	$(0.10)	$0.00	$(0.25)	$0.00
Weighted average number of common stock
Basic	26,347,955	25,771,972	26,306,801	25,782,275
Diluted	26,347,955	26,385,734	26,306,801	26,311,614
(1) Includes non-cash stock-based compensation as follows (note 7):
Promotion and selling	$(29,632)	$131,084	$116,659	$199,088
General and administrative	$(55,764)	$194,334	$213,235	$334,230

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

Six months ended June 30, 2008 (Unaudited)

Year ended December 31, 2007

	Common Stock Number	Paid-in Amount	Additional Comprehensive Capital	Accumulated Other Income (Loss)	Shareholders’ Deficit	Total Equity
Balance, December 31, 2006	25,637,491	$41,890,777	$2,832,865	$96,016	$(2,550,168)	$42,269,490
Proceeds from employee equity incentive plans	613,692	1,604,192	—	—	—	1,604,192
Stock-based compensation	—	—	1,518,805	—	—	1,518,805
Exercise of stock options	—	360,959	(360,959)	—	—	—
Loss for the year	—	—	—	—	(11,629,026)	—
Other comprehensive income, realized losses on available-for-sale short-term investments reclassed to income	—	—	—	11,736	—
Other comprehensive income, unrealized gain on available-for-sale short-term investments	—	—	—	21,719	—
Comprehensive loss for the year	—	—	—	—		(11,595,571)

Balance, December 31, 2007	26,251,183	43,855,928	3,990,711	129,471	(14,179,194)	33,796,916
Proceeds from employee equity incentive plans	103,130	68,879	—	—	—	68,879
Exercise of stock options	—	31,669	(31,669)	—	—	—
Stock-based compensation	—	—	329,894	—	—	329,894
Loss for the period	—	—	—	—	(6,586,414)
Other comprehensive losses, unrealized losses on available-for-sale short-term investments	—	—	—	(295)	—
Other comprehensive income, realized gains on available-for-sale short-term investments reclassed to income	—	—	—	(21,719)	—
Comprehensive loss for the period						(6,608,428)

Balance, June 30, 2008	26,354,313	$43,956,476	$4,288,936	$107,457	$(20,765,608)	$27,587,261

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
Cash flows from (used in) operating activities:
Earnings (loss) for the period	$(6,586,414)	$99,039
Items not involving cash:
Depreciation and amortization	324,656	288,728
Deferred income tax	—	(320,180)
Stock compensation expense	329,894	533,318
Changes in assets and liabilities:
Accounts receivable	(2,632,412)	1,078,964
Taxes receivable	(98,681)	—
Inventory	(2,390,091)	(2,082,366)
Prepaid expenses	(554,837)	(1,214,262)
Taxes payable	(203,379)	(147,131)
Accounts payable and accrued liabilities	3,813,984	1,299,409
Long term liabilities – other	277,921	—

Net cash (used in) operating activities	(7,719,359)	(464,481)
Cash flows from (used in) investing activities:
Purchase of capital assets	(228,626)	(278,056)
Purchase of other assets	(54,311)	—
Sales of short-term investments-net	2,435,559	938,770

Net cash from investing activities	2,152,622	660,714
Cash flows from (used in) financing activities:
Net repayment of capital lease obligations	(84,725)	(44,823)
Proceeds from exercise of options	68,879	1,109,991

Net cash from (used in) financing activities	(15,846)	1,065,168

Net increase (decrease) in cash and cash equivalents	(5,582,583)	1,261,401
Cash and cash equivalents, beginning of period	17,857,805	13,905,870

Cash and cash equivalents, end of period	$12,275,222	$15,167,271

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$—	$672,737
Cash paid (received) during year for:
Interest	$(294,133)	$(813,040)
Income taxes	$326,894	$288,405

See accompanying notes to interim consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Six months ended June 30, 2008 and 2007 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda™;, a premium soda; Jones 24C™, an enhanced water beverage; Jones Organics™, a ready to drink organic tea; Jones Energy™, a high energy drink; WhoopAss Energy Drink® , a high energy drink; and Jones Naturals®, a non-carbonated juice and tea drink. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myjones.com, Inc., as well as one non-operating subsidiary, Whoopass USA Inc.

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

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives of capital assets, prepaid assets, other assets and intangible assets, valuation allowances for receivables, trade promotions, stock-based compensation expense, income taxes, valuation allowances for deferred income tax assets and contingencies. Actual results could differ from those estimates.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles.” This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will not have a material impact on our consolidated financial statements.

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

	June 30, 2008	December 31, 2007
Finished goods	$6,227,142	$3,797,884
Raw materials	1,908,837	1,948,004

	$8,135,979	$5,745,888

4.	Segmented information and export sales:

We operate in one industry segment, with operations during the first six months of 2008 primarily in the United States and Canada. During the six-month period ended June 30, 2008, sales in the United States were approximately $17,841,000 (2007—$19,395,000), sales in Canada were approximately $3,148,000 (2007—$2,531,000), and sales to other countries totaled approximately $245,000 (2007—$274,000). Sales have been assigned to geographic locations based on the location of customers.

During the six-month period ended June 30, 2008, revenues from one customer represented $4,691,000 (2007 – $2,502,000) of the total revenue.

5.	Long term liabilities:

Long term liabilities include certain amounts related to our sponsorship agreement with the Seattle Seahawks, non-identifiable benefits and deferred gains on the sale and leaseback of certain equipment.

Sponsorship agreement with the Seattle Seahawks	$277,921
Deferred gain of sale/leaseback of equipment	36,999

$314,920

6.	Earnings per share:

The computation for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings (loss) for the period	$(2,733,055)	$40,726	$(6,586,414)	$99,039
Weighted average number of common stock outstanding:
Basic	26,347,955	25,771,972	26,306,801	25,782,275
Dilutive stock options	—	613,762	—	529,339

Diluted	26,347,955	26,385,734	26,306,801	26,311,614
Earnings (loss) per share:
Basic	$(0.10)	$0.00	$(0.25)	$0.00
Diluted	$(0.10)	$0.00	$(0.25)	$0.00

As of June 30, 2008, due to the net loss for the period all outstanding equity options are anti-dilutive.

7.	Shareholders’ equity:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans.”) On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted thereunder. There are no options outstanding under the 1996 plan. On May 31, 2007, at the annual shareholders meeting, the shareholders approved another amendment to the 2002 Plan to permit awards of restricted stock grants and the 2002 Plan was renamed to the “2002 Stock Option and Restricted Stock Plan.”

Under the terms of our 2002 Plan, our Board of Directors may grant options or restricted stock to employees, officers, directors and consultants. The plan provides for granting of options or restricted stock at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted. Historically, options granted generally have a five- or ten-year term.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Average Exercise Price
Balance at December 31, 2006	1,424,025	$4.05
Options granted	339,500	19.19
Options exercised	(613,692)	(2.61)
Options cancelled	(77,097)	(14.60)

Balance at December 31, 2007	1,072,736	8.91
Options granted	658,250	3.43
Options exercised	(87,500)	2.48
Options cancelled	(168,737)	11.78

Balance at June 30, 2008	1,474,749	$6.49

Exercisable, June 30, 2008	744,343	$6.56

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at June 30, 2008:

	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10 to $2.99	97,000	0.52	$2.15	97,000	0.52	$2.15
$3.00 to $4.00	754,500	6.89	3.44	202,500	6.89	3.98
$4.01 to $5.01	2,000	2.11	5.01	2,000	2.11	5.01
$5.02 to $9.33	416,000	3.27	7.13	375,271	3.27	6.95
$9.35 to $22.95	205,249	3.85	18.49	67,571	3.85	18.51

	1,474,749	5.02	$6.49	744,343	3.95	$6.56

The total intrinsic value for options exercised during the three and six months ended June 30, 2008 was $116,798 and $126,705, respectively. The total intrinsic value for options exercised during the three and six months ended June 30, 2007 was $7,465,000 and $9,325,000, respectively.

The aggregate intrinsic value of options outstanding at June 30, 2008 was $116,990 and for options exercisable was $103,790.

During the six-month period ended June 30, 2008, no modifications were made to outstanding stock options, and there were no stock-based compensation costs capitalized as part of the cost of any asset.

(b)	Restricted stock awards:

During the six months ended June 30, 2008, the Board of Directors granted 66,850 shares of restricted stock to certain employees and directors under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees or directors upon receipt of the restricted stock awards. The shares of restricted stock vest over a period of forty-two months in equal amounts every six months. At June 30, 2008, the restricted stock had an aggregate intrinsic value of approximately $1,540.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted- Grant Date Fair Value	Weighted- Average Contractual Life
Unvested restricted stock at December 31, 2007	129,500	$10.11	2.86 yrs
Granted	66,850	3.24
Vested	(15,829)	10.10	—
Stock Cancelled	(56,426)	9.12	—

Balance at June 30, 2008	124,095	$6.85	2.86 yrs

(c)	Stock-based compensation expense:

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

The following table summarizes the stock-based compensation expense by type of awards:

	Six Months Ended June 30,
	2008	2007
Stock options	$363,597	$533,318
Restricted stock	(33,703)	—

	$329,894	$533,318

Shares of restricted stock are valued at the grant date market price of the underlying securities, and the compensation expense is recognized on a straight-line basis over the forty-two month vesting period based on the estimated number of awards expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model employing the following key assumptions. Expected stock price volatilities are based upon the historical volatility of our daily stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from Government Bond yields with a term equal to the expected term of the options being valued. Expected term of the option is based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of five to ten years. Our stock price volatility and option lives involve management’s best estimates at that time, and both of these metrics impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the requisite service period.

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Expected stock price volatility	71.4%	55.0%	71.1%	55.0%
Risk-free interest rate	3.4%	4.9%	2.7%	4.9%
Expected term (in years)	4.5	2.75	4.5	2.75
Weighted-average grant date fair-value	$1.81	$4.88	$1.97	$4.88

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or restricted stock that is expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods. During the quarter ended June 30, 2008, as a result of the departure of certain employees and directors, we increased our estimated forfeiture rate from 11% to a range of 13% -60% on outstanding stock options and restricted stock. We also cancelled 12,857 unvested shares of restricted stock of one of our directors. The cumulative impact of this forfeiture rate re-estimate and cancellation of restricted stock was a reduction of stock based compensation expense of approximately $456,000, which was recognized in the quarter ended June 30, 2008. At June 30, 2008, the unrecognized compensation expense related to stock options and unvested restricted stock was $2,655,000 and $984,000, respectively, which are to be recognized over weighted-average periods of 3.03 years and 2.86 years, respectively.

8.	Income Taxes:

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.

The determination of our provision of income taxes and valuation allowances requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to their expiration, we are required to establish valuation allowances against that portion of deferred tax assets. We analyze the valuation allowances on our deferred taxes on a quarterly basis.

During the fourth quarter of fiscal 2007, we recognized a full valuation allowance against our net U.S. deferred tax assets in the amount of approximately $5.5 million after experiencing significant losses in our U.S. operations. We incurred additional losses in our U.S. operations during the first half of 2008 and increased our cumulative losses in our U.S. operations. As such, we reasonably expect to continue to record a full valuation allowance on our future U.S. deferred tax assets until we sustain an appropriate level of taxable income through U.S. operations and tax planning strategies. No valuation allowance was recorded for the deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on our consolidated financial statements. At June 30, 2008 and December 31, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate over the next 12 months.

The current and deferred tax provision rates are calculated at the effective federal statutory rate, taking into consideration expected permanent differences, state income taxes, alternative minimum taxes and the recording of valuation allowances.

A portion of our outstanding stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purpose due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the option is exercised. Due to the treatment of incentive stock options for tax purposes, our effective tax rate during any quarter is subject to variability.

As of June 30, 2008, we are evaluating the deductibility of stock option expenses not included in previously filed tax returns. To the extent these unrecognized potential tax benefits may be ultimately recognized, they will impact the effective tax rate in a future period.

9.	Commitments and contingencies

Commitments

Payments Due By Period
( Dollars in Thousands )	Total	Less than 1 Year	Years 2-3	Years 4-5	More Than 5 Years
Purchase Obligations	$23,223	$4,973	$11,959	$4,227	$2,064

During the six months ended June 30, 2008 we had commitments aggregating approximately $23,223,000 which represent commitments made by us to various suppliers of raw materials and finished goods, commitments to co-packers for production equipment and commitments under our Sponsorship Agreements with the Seattle Seahawks and the New Jersey Nets in exchange for exclusive beverage rights for certain soft drinks at Qwest Field and the proposed new arena in Brooklyn, New York, as well as signage, advertising and other promotional benefits to enhance our brand awareness. These obligations vary in terms.

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer of the Company. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7. The motion is scheduled to be fully briefed and submitted for consideration in early October.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (“Cramer Action”). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative actions. Two of these actions were filed in the Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. Van Stolk, et al., Case No. 07-1782RSL (“Sexton Action”), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.

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

In 2007, we entered the carbonated soft drink market (CSD) with the introduction of 12-ounce cans of Jones Pure Cane Soda, which are manufactured and distributed by National Beverage Corp. in grocery and mass merchant channels in the U.S. pursuant to an exclusive agreement we entered into with National Beverage in September 2006. Through this arrangement, we identify and secure various national and regional retailers across the United States for our premium carbonated 12-ounce soft drinks and 16-ounce energy drink products, and we are responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. National Beverage is responsible for the manufacturing, delivery and invoicing of the sales of our products in this channel.

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

We launched our DTR business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs, we negotiate directly with large national retailers, primarily premier food service-based businesses, to carry our products, serviced through the retailer’s appointed distribution system. We currently have distribution arrangements with Barnes & Noble, Panera Bread Company, Target Corporation and Sam’s Club. Wal-Mart discontinued the sale of Jones Soda 12-ounce bottles during the quarter ended June 30, 3008.

We are a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1987. Our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets, valuation allowances for receivables, trade promotions, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to credit issues or product quality issues, we may take back a product.

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

We pay for slotting fees or similar arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Generally, this incentive is recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made. If we receive a benefit from any such incentives over a period of time and we meet certain criteria, such as retailer performance, recoverability and enforceability, such incentives are recorded as an asset and are amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period not exceeding 12 months subject to recoverability consideration. We evaluate the recoverability of any deferred slotting fees on a quarterly basis.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the six-month period ended June 30, 2008, our revenue was reduced by approximately $3,263,000 (2007-$337,000), primarily on account of promotion allowances, slotting fees and cash considerations.

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

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost and estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether an allowance for obsolescence is required on products that are over 12 months from production date. During the six months ended June 30, 2008, we decreased inventory obsolescence provisions for discontinued raw material and finished goods. At June 30, 2008 we had an inventory obsolescence provision of approximately $388,000 ($565,000 at December 31, 2007). As of June 30, 2007, we had an inventory obsolescence provision of $291,000.

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

During the fourth quarter of fiscal 2007, we concluded that it was appropriate to record a charge of approximately $5,483,000 to establish a full valuation allowance against the tax benefits arising from losses in our U.S. operations. As of December 31, 2007, we had incurred cumulative losses in recent years with respect to our U.S. operations. We incurred additional losses in our U.S. operations during the first half of 2008 and increased our cumulative losses in our U.S. operations. In accordance with the relevant accounting guidance, we considered future projections of U.S. pretax income as a material factor in our analysis of the realizability of our net U.S. deferred tax assets. Nonetheless, it was difficult to overcome the cumulative losses and, thus, we continue to establish a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. We analyze the realizability of our deferred tax assets on a quarterly basis, but reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies. No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the six months ended June 30, 2008 pursuant to FIN 48.

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

As of June 30, 2008, no loss contingencies have been accrued for any class action or derivative lawsuits, as we are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Stock-based Compensation

We adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method in 2006. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, our stock-based compensation expense and results of operations could be materially impacted. During the quarter ended June 30, 2008, as a result of the departure of certain employees and directors, we increased our estimated forfeiture rate from 11% to a range of 13%—60% on outstanding stock options and restricted stock. We also cancelled 12,857 unvested shares of restricted stock of one of our directors. The cumulative impact of this forfeiture rate re-estimate and cancellation of restricted stock was a reduction of stock based compensation expense of approximately $456,000, which was recognized in the quarter ended June 30, 2008.

During the six months ended June 30, 2008, the Board of Directors granted restricted stock awards for 66,850 shares and stock option awards for 658,250 shares under our 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. Under the fair value recognition provision of SFAS 123R, share-based compensation cost for stock awards is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

We amortize stock-based compensation for both stock option grants and restricted stock awards, in most instances, over a period of 42 months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter.

Results of Operations for the Three and Six Months Ended June 30, 2008

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Gross Revenue (1)	$14,012	$13,262	5.6%	$24,366	$22,537	8.1%
Less: Promotion allowances and slotting fees (2)	(2,312)	(250)	824.8%	(3,263)	(337)	867.1%

Net Revenue	$11,699	$13,012	-10.1%	$21,103	$22,200	-4.9%

(1)	Gross revenue, which excludes the impact of slotting fees and promotional allowances, is a non-GAAP financial measure. The most directly comparable GAAP measure is net revenues. Under GAAP, slotting fees and promotional allowances are recorded as a reduction of revenue in calculating net revenues. Gross revenue is used by management to monitor operating performance, including in comparison to prior years, as it allows evaluation of sales performance before the effects of any slotting fees and promotional items, which can mask certain performance issues. We believe that the presentation of gross revenues provides useful information to investors because it allows a more comprehensive presentation of the Company’s operating performance. However, gross revenues should not be used alone as an indicator of operating performance in place of net revenues. Gross revenues may not be realized in the form of cash receipts as slotting fees and promotional payments and allowances may be deducted from payments received from customers. This table reconciles gross revenues to net revenues.

(2)	Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of promotional allowances and slotting fees may not be comparable to similar items presented by other companies. The presentation of promotional allowances and slotting fees facilitates an evaluation of the impact thereof on the determination of net revenues and illustrates the spending levels incurred to secure such sales.

For the three months ended June 30, 2008, net revenues were approximately $11,699,000, a decrease of $1,313,000, or 10.1%, over the approximately $13,012,000 in net revenues for the three months ended June 30, 2007. The decrease in net revenues over the same period of the prior year was primarily attributable to an increase in promotion allowances and slotting fees, which offset increased sales through the DSD channel (as discussed below) and increased sales of concentrate to National Beverage (as discussed below). The decrease in net revenues over the same period of prior year was also impacted by decrease in sales in the DTR channel due to reduced sales to Wal-Mart stores during the quarter ended June 30, 2008, which offset gains from our launch as the exclusive supplier of canned soda to Alaska Airlines. Revenues in our DSD channel increased compared to the same three-month period of the prior year, primarily due to shipments of 24C as we continued to introduce the product across North America. Increased case sales in our DSD channel of all products in the Northeast, Southeast, Eastern Canada and Western Canada were partially offset by decreased case sales in the Midwest, Northwest and Southwest. Additionally, revenue in the second quarter of 2007 included sales of 16-ounce cans for which there were no comparable sales in 2008. Increased case sales in the Northeast and Southeast are due to new distributors selling our products. Increased case sales in Canada are due to new product placement arrangements with Loblaws, a Canadian grocery store chain. Although our overall business in the Northwest and Southwest is growing due to increased brand development, we believe case sales of 12-ounce bottles (which fall into our DSD channel) in the Northwest and Southwest were negatively affected by a lack of strong presence in the grocery chain distribution. We also believe the decline in sales of our 12-ounce bottles in the Midwest and West may be attributable to the introduction of 12-ounce cans in those regions.

For the three-month period ended June 30, 2008, our gross revenue was reduced by $2,312,000 on account of promotion allowances and cash discounts of approximately $1,658,000 and slotting fees of approximately $654,000, compared to a reduction of promotion allowances and cash discounts of $250,000 in the comparable three-month period in 2007. We incurred increased promotion allowances and slotting fees in the CSD and DTR channels to activate placement and promotions related to new product introductions of Jones Cola, Jones Sugar Free Cola, Jones Lemon Lime, and 24C.

For the six months ended June 30, 2008, net revenues were approximately $21,103,000, a decrease of $1,092,000, or 4.9%, over the approximately $22,200,000 in net revenues for the six months ended June 30, 2007. The decrease in net revenues over the same period of the prior year was primarily attributable to an increase in promotion allowances and slotting fees, which offset increased sales through the DSD and DTR channels (as discussed below). The decrease in net revenues over the same period of the prior year was also attributable to decreased sales of concentrate to National Beverage Corp (as discussed below).

For the six-month period ended June 30, 2008, our gross revenue was reduced by $3,263,000 on account of promotion allowances and cash discounts of approximately $2,609,000 and slotting fees of approximately $654,000, compared to a promotion allowance and cash discounts reduction of $337,000 in the comparable six-month period in 2007. We incurred increased promotion allowances and slotting fees in the CSD and DTR channels to activate placement and promotions related to new product introductions of Jones Cola, Jones Sugar Free Cola and Jones Lemon Lime.

Revenues in our DSD network increased compared to the same six-month period of the prior year, primarily due to shipments of 24C as we continued to introduce the product across North America. Increased case sales of all products in the Northeast, Southeast, Eastern Canada and Western Canada were partially offset by decreased case sales in the Midwest, Northwest and Southwest. The Northeast and Southeast regions were positively impacted by shipments to current distributors and new distributors purchasing Jones products. Shipments in Canada increased compared to the same period of 2007 due to the addition of new retailers and the implementation of new retailer programs. We believe the decrease in case sales in the Midwest was due to general economic conditions, and that the Northwest and Southwest were impacted negatively by a changeover of distributors and changes in the distribution network.

The increase in revenues in our DTR network compared to the same six-month period of the prior year was due primarily to increased case sales to Sam’s Club and Wal-Mart, which accounted for approximately 22% of our first six months of revenue. We were selected by Sam’s Club as a Volume Producing Items (VPI) partner for 2008, under which we expected to have opportunities for enhanced in-store placement and promotions. This selection positively impacted our sales to Sam’s Club in the first and second quarters, as we commenced shipments under this program. However, during the second quarter of 2008, Sam’s Club reduced the number of stores carrying Jones Soda under the VPI program. As a result, we expect sales to Sam’s Club under the VPI program to have a lesser than planned positive impact in future quarters of 2008. Our status as a VPI partner does not guarantee any minimum sales levels and could be terminated or further limited at any time, so there can be no assurance in this regard. During the quarter, Wal-Mart also discontinued carrying the Jones Soda 12-ounce bottles although they continue to carry the 12-ounce can.

Our concentrate sales to National Beverage increased over the comparable 3-month period in 2007 due primarily to concentrate shipments relating to our new product introductions of Jones Cola, Jones Sugar Free Cola and Jones Lemon Lime. We also shipped our traditional flavors this quarter. In the future, we expect National Beverage to order concentrate for various flavors based on its production needs and inventory levels, as they already have sufficient inventory of most of our traditional and new flavors for current orders and will only re-order based on demand. Concentrate sales to National Beverage decreased over the comparable six-month period in 2007 because we did not ship any significant amount of concentrate in the first quarter of 2008, as we believe National Beverage had sufficient concentrate inventory for current orders. This decrease in the first quarter of 2008 offset the increase in the second quarter of 2008.

Case sales

Historically, we have reported our sales volume of unit cases of finished products sold by us through our DTR and DSD channels. Starting in 2008, we are also reporting for informational purposes sales volume of unit cases of Jones-branded finished products sold by National Beverage (through the CSD channel) to various retailers. This does not change our revenue recognition policy. These are finished goods bearing our trademarks where we provide marketing support and from the sale of which we derive economic benefit. We believe that this measurement, together with finished product sales to our DTR and DSD channels, provides another indication of the strength of our brand and acceptance of our products in the marketplace.

Consolidated case sales of finished products to retailers and distributors through our DSD and DTR channels for the six-months ended June 30, 2008, expressed as 288-ounce equivalent cases, were 1,722,000. This is an increase of 177,000 cases, or 11.5%, over total comparable case sales for the same period in 2007. During the first six-months of 2008, total case sales of Jones-branded finished products sold directly by National Beverage to retailers in the CSD channel were 569,000, an increase of 1.8%, compared to 559,000 for the same period in 2007.

We also intend to continue to report consolidated case sales of concentrate to National Beverage. Concentrate case sales represents the amount of concentrate sold by us to National Beverage. We recognize revenue from these sales upon receipt of the concentrate by National Beverage in accordance with our revenue recognition policy. Case sales of concentrate to National Beverage and total cases of finished products sold by National Beverage to retailers (which are discussed above) are not necessarily equal during any given period. Factors such as seasonality, National Beverage inventory practices, timing of price increases, new product introductions, retailer demand and changes in product mix can impact unit case volume and concentrate sales and can create differences between sales of concentrate by us and sales of finished products to retailers by National Beverage.

Consolidated case sales of concentrate to National Beverage for the six-months ended June 30, 2008, expressed as 288-ounce equivalent cases, were 1,072,000. This is a decrease of 828,000 cases, or 43.6%, over total case sales for the comparable six month period in 2007, resulting primarily from the fact that we did not ship any significant amount of concentrate to National Beverage in the first quarter of 2008, as discussed above.

288-ounce equivalent case sales by Jones Soda

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Finished products case sales to DTR and DSD channels	940,000	947,000	-0.7%	1,722,000	1,545,000	11.5%
Concentrate case sales to National Beverage	1,037,000	776,000	33.6%	1,072,000	1,900,000	-43.6%

288-ounce equivalent case sales by National Beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Jones branded finished products case sales by National Beverage	679,000	1,148,000	-40.9%	1,174,000	1,316,000	-10.8%

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Gross profit	$2,981	$4,449	-33.0%	$4,903	$7,965	-38.4%
Percentage of Revenue	25.5%	34.2%		23.2%	35.9%

For the three-month period ended June 30, 2008, gross profit decreased by approximately $1,469,000, or 33.0%, over the approximately $4,449,000 in gross profit for the three-month period ended June 30, 2007. For the three-month period ended June 30, 2008, gross profit as a percentage of revenue decreased to 25.5% from 34.2% for the comparable period in 2007. The decrease in gross profit for the quarter was primarily attributable to increased promotional allowances (as discussed above) recorded in the quarter, overall increased freight costs (caused by the volatility in the commodity markets and the shutdown of our St. Louis co-packer, which in turn resulted in longer shipping distances to our customers in the Midwest and Southeast) and additional provisions of approximately $130,000 related to obsolete and discontinued raw materials, finished goods and raw material commitments. This offset the positive impact on gross margins from the shipments of concentrate to National Beverage during the quarter.

For the six-month period ended June 30, 2008, gross profit decreased by approximately $3,062,000 or 38.4% over the $7,965,000 in gross profit for the six-month period ended June 30, 2007. For the six-month period ended June 30, 2008, gross profit as a percentage of revenue decreased to 23.2% from 35.9% for the comparable period in 2007. The decrease in gross profit is primarily attributable to increased promotional allowances recorded in the first half (as discussed above), overall increased freight costs (caused by the volatility in the commodity markets and the shutdown of our St. Louis co-packer, which in turn resulted in longer shipping distances to our customers in the Midwest and Southeast), additional provisions of approximately $705,000 related to obsolete and discontinued raw materials, finished goods and raw material commitments and decreased sales of concentrate.

Licensing Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Licensing revenue	$58	$48	21.3%	$109	$194	-44.0%

Licensing revenue during the second quarter of 2008 was primarily due to our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. For the three-month period ended June 30, 2008, we received royalty payments of approximately $58,000, an increase of 20.8% compared to $48,000 earned in the same period of 2007. For the six-month period ended June 30, 2008 we received royalty payments of approximately $109,000, a decrease of 43.8% compared to $194,000 earned in the same period of 2007. This decrease is due to the fact that, for the first quarter of 2007, licensing revenue also included the remaining royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation, which ended December 31, 2006.

Total Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Promotion and selling	$3,482	$3,474	0.2%	$6,483	$5,833	11.2%
General and administrative	2,227	1,527	45.8%	5,087	3,258	56.1%

Total operating expenses	$5,709	$5,001	14.2%	$11,571	$9,091	27.3%
Percentage of revenue	48.8%	38.4%		54.8%	40.9%

Total operating expenses for the three-month period ended June 30, 2008 were approximately $5,709,000, an increase of $708,000, or 14.2%, over operating expenses of approximately $5,001,000 for the three-month period ended June 30, 2007.

For the three-month period ended June 30, 2008, total operating expenses as a percentage of revenue increased to 48.8% from 38.4% over the comparable period in 2007. The increase in total operating expenses was primarily attributable to an increase in costs related to employee compensation, marketing expenses, and legal and audit fees. This increase offset a reduction in stock compensation resulting from a forfeiture re-estimate as a result of the departure of employees and directors during the quarter.

Total operating expenses for the six-month period ended June 30, 2008 were approximately $11,571,000, an increase of $2,480,000 or 27.3% over operating expenses of $9,091,000 for the six-month period ended June 30, 2007. For the six-month period ended June 30, 2008, total operating expenses as a percentage of revenue increased to 54.8% from 40.9% over the comparable period in 2007. The increase in total operating expenses was primarily attributable to an increase in costs related to employee compensation, marketing expenses, and legal and audit fees. This increase offset a reduction in stock compensation expense resulting from a forfeiture re-estimate as a result of the departure of employees and directors during the second quarter of 2008.

Changes in promotion and general and administrative expenses are explained in greater detail below.

Promotion and selling expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Promotion and selling	$3,482	$3,474	0.2%	$6,483	$5,833	11.2%
Percentage of revenue	29.8%	26.7%		30.7%	26.3%

Promotion and selling expenses for the three months ended June 30, 2008 were approximately $3,482,000 representing an increase of $8,000 over promotion and selling expenses of approximately $3,474,000 for the three-month period ended June 30, 2007. Promotion and selling expenses as a percentage of revenue increased to 29.8% for the three-month period ended June 30, 2008 from 26.7% over the comparable period in 2007. The increase in total promotion expenses was primarily attributable to an increase in costs related to sales salaries and marketing program expenses. Sales salaries during the three-months ended June 30, 2008 reflected an increase in the employee count in the sales and marketing department. During the quarter, we hired 28 regional sales representatives to start the implementation of our model market initiative in three selected regions. We believe the model market initiative, which includes deep regional market support, allows us to develop and strengthen our distribution infrastructure for our current and future products. This increase in costs offset a reduction in stock compensation expense that resulted from a forfeiture rate re-estimate as a result of the departure of employees and directors during the quarter.

Promotion and selling expenses for the six months ended June 30, 2008 were $6,483,000, an increase of $650,000 over promotion and selling expenses of $5,833,000 for the six-month period ended June 30, 2007. Promotion and selling expenses as a percentage of revenue increased to 30.7% for the six-month period ended June 30, 2008 from 26.30% over the comparable period in 2007. The increase in promotion and selling expenses for the six months ended June 30, 2008 was due to the increase in the number of employees in sales and marketing and increased marketing program expenses, including costs related to our sponsorship agreement with the Seattle Seahawks. This increase offset a reduction in stock compensation expense which resulted from a forfeiture rate re-estimate as a result of the departure of employees and directors during the second quarter of 2008.

At June 30, 2008, we had 69 employees in sales and marketing compared to 45 such employees at June 30, 2007. Our sales salaries for the period increased due to an increase in the number of new sales director and vice-president level positions, as well as the introduction of new regional sales representatives for our model market initiative.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
General and administrative	$2,227	$1,527	45.8%	$5,087	$3,258	56.1%
Percentage of revenue	19.0%	11.7%		24.1%	14.7%

General and administrative expenses for the three-month period ended June 30, 2008 were approximately $2,227,000, representing an increase of $700,000, or 45.8%, compared to approximately $1,527,000 for the three-month period ended June 30, 2007. General and administrative expenses as a percentage of revenue increased to 19.0% for the three months ended June 30, 2008 from 11.7% for the comparable period in 2007. The increase in general and administrative expenses was due to an increase in legal fees (primarily related to our ongoing securities litigation and to executive transition matters), audit fees and administrative salaries and benefits (due primarily to additional compensation paid to our Chief Executive Officer and our Chief Operating Officer and to increased headcount in the Operations and Finance departments). This increase offset a reduction in stock compensation expense, which resulted from a forfeiture rate re-estimate as a result of the departure of employees and directors during the quarter.

General and administrative expenses for the six-month period ended June 30, 2008 were $5,087,000, an increase of $1,829,000, or 56.1%, compared to $3,258,000 for the six-month period ended June 30, 2007. General and administrative expenses as a percentage of revenue increased to 24.1% for the six-months ended June 30, 2008 from 14.7% for the comparable period in 2007. The increase in general and administrative expenses was due to an increase in legal fees (primarily related to our ongoing securities litigation and to executive transition matters), audit fees, insurance expenses (primarily related to higher premiums) and administrative salaries and benefits (due primarily to additional compensation paid to our Chief Executive Officer and our Chief Operating Officer and to increased headcount in the Operations and Finance departments).

Interest/Other income, net

For the three-month period ended June 30, 2008, interest/other income was approximately $87,000 compared to interest/other income of approximately $416,000 in same period in 2007. The decrease in interest income/other income was due to decreased interest income due to lower levels of cash and short-term investments and lower levels of effective interest rates compared to the same period in 2007.

For the six-months ended June 30, 2008, interest income was approximately $262,000, compared to interest income of approximately $857,000 in the same period in 2007. The decrease in interest income/other income was due to decreased interest income due to lower levels of cash and short-term investments and lower levels of effective interest rates compared to the same period in 2007.

Income taxes

Provision for income taxes for the three and six months ended June 30, 2008 were approximately $150,000 and $262,000 respectively. This compares to a recovery of taxes of approximately $128,000 and $173,000 for the same comparable periods in 2007.

The tax provision for the three and six months ended June 30, 2008 relates to the tax provision on income from our Canadian operations, as this subsidiary’s income remains fully taxable. No recovery of taxes is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations.

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net loss for the three and six months ended June 30, 2008 was approximately $(2,733,000) and $(6,586,000) respectively. This compares to net income of approximately $41,000 and $99,000 respectively, for the three and six months ended June 30, 2007. The decrease in net income for the comparable periods was due to increased promotion allowances in the DTR, DSD and CSD channels, provisions for discontinued inventory, increased freight costs, increased salaries incurred in sales and administration, and increased marketing expenses, legal fees and audit fees. Each of these factors is discussed in greater detail above.

Liquidity and Capital Resources

Cash, cash-equivalents and short-term investments were approximately $19,753,000 as of June 30, 2008, compared to approximately $27,793,000 as of December 31, 2007. Net cash used in operating activities was approximately $7,719,000 for the six-month period ended June 30, 2008, primarily due to our loss from operations and an increase in working capital items, such as inventory, accounts receivable and prepaid expenses. The increase in inventory is due to seasonal buildup of inventory. The increase in prepaid expenses is due to prepayments of insurance, promotion expenses and prepayments under our Sponsorship Agreement with the Seattle Seahawks. Investing activities provided approximately $2,153,000 for the six-month period ended June 30, 2008, primarily due to the sale of short-term investments. Net cash used by financing activities was approximately $16,000 for the six-month period ended June 30, 2008, and consisted of repayment of capital lease obligations offset by proceeds from the exercise of stock options.

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

As of June 30, 2008, we had working capital of approximately $25,484,000, compared to working capital of approximately $31,483,000 as of December 31, 2007. Decrease in working capital was primarily due to cash used in operating activities of approximately $7,719,000.

We expect cash flows from operations, cash, cash equivalents, short-term investments and our revolving line of credit to provide sufficient liquidity to meet our foreseeable cash requirements for operations, projected working capital requirements, planned capital expenditures, purchase obligations and slotting fees for at least the next twelve months.

Accounts receivable increased from December 31, 2007 to June 30, 2008 from approximately $4,475,000 to approximately $7,107,000. This increase was due to a seasonal increase in shipments taking place during the second quarter. Accounts payable increased from December 31, 2007 to June 30, 2008 from approximately $6,993,000 to approximately $10,841,000. This increase was primarily due to increased accruals for purchases of inventory, freight, professional fees, trade promotion expenses and compensation expenses at June 30, 2008.

Various class action lawsuits and derivative suits have been filed against us and certain directors and officers as of June 30, 2008. We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Contractual Obligations and Off-Balance Sheet Arrangements

Our purchase obligations as of June 30, 2008 were approximately $23.2 million, including approximately $1.0 million of capital expenditure commitments relating to the purchase of co-packing equipment in connection with the conversion to pure cane sugar. These purchase obligations include commitments under our sponsorship agreements with the Seattle Seahawks and the New Jersey Nets, which represent almost half of our total purchase obligations. Our purchase obligations also include commitments under our supply agreement relating to PHARMA GABA to purchase raw materials through the end of the term of the agreement in July 2010. These commitments represent approximately 45% of our total purchase obligations. Approximately $4,900,000 of our purchase obligations are due in 2008, approximately half of which relate to the purchase of PHARMA GABA. In addition to our purchase obligations, as of June 30, 2008, we had approximately $1,400,000 of capital and operating lease obligations. All commitments vary in terms and commit us to payments from 2008 to 2014.

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

Due to these and other factors, our results of operations have fluctuated from period to period. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. While we look to expand our distribution network and increase market penetration, such seasonality may not be easily discernible from results of operations. Due to all of the foregoing factors, our operating results in a particular quarter may fail to meet market expectations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and commodity prices affecting the cost of raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar), and the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to interest rate risk on our investment portfolio and foreign exchange risk due to our sales and co-packing operations in Canada. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of June 30, 2008 is not material.

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

With respect to foreign currency risk, the functional currency for substantially all of our operations is the U.S. dollar. However, we held aggregate cash and operating assets in Canadian dollars valued at approximately U.S. $1,078,000 as of June 30, 2008.

At June 30, 2008, the majority of our debt consisted of fixed rate debt under our capital leases. During the six-months ended June 30, 2008, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2008. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. This material weakness is briefly described below and is described in detail in our Management’s Report on Internal Control Over Financial Reporting that is included in our Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. As of June 30, 2008, we had not fully remediated this weakness.

The Remediation Plan and Changes in Internal Control over Financial Reporting

As discussed above, we identified the following material weakness in our internal control over financial reporting as of December 31, 2007: The Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. Although we have not fully remediated this material weakness as of June 30, 2008, we have made, and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm. We have initiated the following remediation steps to address the material weakness described above:

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

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2007, a putative class action complaint was filed against us, our CEO, and our CFO in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which allege claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain directors and another officer of the Company. The complaints generally allege violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7. The motion is scheduled to be fully briefed and submitted for consideration in early October.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (“Cramer Action”). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative actions. Two of these actions were filed in the Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. Van Stolk, et al., Case No. 07-1782RSL (“Sexton Action”), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our 2008 annual meeting of shareholders on June 5, 2008. At the meeting, the shareholders voted on the election of directors.

The shareholders elected the following seven directors, receiving the number of votes set forth opposite their respective names:

Director	Votes For	Votes Withheld
Richard S. Eiswirth, Jr	19,753,281	1,134,121
Michael M. Fleming	19,756,578	1,130,824
Stephen C. Jones	19,208,847	1,678,555
Matthew K. Kellogg	19,738,652	1,148,750
Jonathan J. Ricci	19,842,311	1,045,091
Susan A. Schreter	19,855,891	1,031,511
Peter M. van Stolk	19,687,813	1,199,589

ITEM 6.	EXHIBITS

ITEM 6.	EXHIBITS

10.1*	Employment Offer Letter between Stephen C. Jones and Jones Soda Co., dated June 3, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 9, 2008; File No. 000-28820)

10.2*	Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan (Filed herewith.)

31.1	Section 302 Certification of CEO - Stephen C. Jones, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO - Hassan N. Natha, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO - Stephen C. Jones, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO - Hassan N. Natha, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 8, 2008

JONES SODA CO.

By:	/s/ Stephen C. Jones
Stephen C. Jones
Chief Executive Officer
(principal executive officer)

By:	/s/ Hassan N. Natha
Hassan N. Natha
Chief Financial Officer
(principal financial and accounting officer)