Form 10-Q
period 2008-09-30
JONES SODA CO
filed 2008-11-10
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 5, 2008, the issuer had 26,369,321 shares of common stock outstanding.

JONES SODA CO.

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:

•	Our ability to successfully refocus our business plan on our core products;

•

Our ability to implement our business plan in the current global economic crisis, which could adversely affect demand for our products and make it more difficult for us to secure additional financing, if necessary;

•

Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, to support our business plan, which may force us to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or to pursue various other strategies to secure additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives;

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

•	Our ability to establish long-term agreements with our distributors and our ability to attract and maintain key distributors;

•	Our ability to carefully manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to establish and maintain distribution arrangements directly with retailers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our ability to successfully implement our carbonated soft drink (CSD) strategy, on which our business plan and future growth are dependent to a significant extent;

•	Our ability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and expect to continue to dedicate, significant resources;

•	Our ability to realize the benefits expected from various trade promotion and marketing expenditures;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our ability to effectively manage our growth and resources in order to execute on our business plan;

•	Our inability to protect our trademarks, patent and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Our inability to remediate a material weakness in our internal control over financial reporting, which could adversely impact our ability to report accurate financial results in a timely manner;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our ability to comply with the many regulations to which our business is subject;

•	Our ability to compete successfully against much larger, well-funded established companies currently operating in the beverage industry; and

•

Our inability to sustain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting of our common stock and adversely affect its market price and liquidity.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2008 with comparative figures for December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,648,002	$17,857,805
Short-term investments	—	9,935,400
Total cash and short-term investments	15,648,002	27,793,205
Accounts receivable	4,670,854	4,474,559
Taxes receivable	98,681	—
Inventory (note 3)	6,823,288	5,745,888
Prepaid expenses	762,441	822,620

	28,003,266	38,836,272
Deferred income tax asset (note 8)	117,850	117,850
Capital assets	1,217,288	1,078,916
Other assets	1,364,072	1,418,516
Intangible assets	148,009	173,040

	$30,850,485	$41,624,594

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,362,634	$6,993,226
Current portion of capital lease obligations	150,190	156,847
Taxes payable	—	203,379

	7,512,824	7,353,452
Capital lease obligations, less current portion	360,459	474,226
Long term liabilities - Other (note 5)	306,382	—

	666,841	474,226
Commitments and contingencies (note 9)
Shareholders’ equity (note 7)
Common stock:
Authorized: 100,000,000 common stock, no par value
Issued and outstanding: 26,368,881 and 26,251,183 shares, respectively.	43,956,476	43,855,928
Additional paid-in capital	4,632,086	3,990,711
Accumulated other comprehensive income	107,752	129,471
Deficit	(26,025,494)	(14,179,194)

	22,670,820	33,796,916

	$30,850,485	$41,624,594

See accompanying notes to interim condensed consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

Three months and nine months ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenue	$8,684,265	$11,737,462	$29,787,150	$33,932,419
Cost of goods sold	7,718,309	8,374,986	23,918,235	22,770,207

Gross profit	965,956	3,362,476	5,868,915	11,162,212
Licensing revenue	43,063	87,082	151,564	280,824

	1,009,019	3,449,558	6,020,479	11,443,036
Operating expenses (1) :
Promotion and selling	3,481,317	4,276,215	9,967,081	10,103,523
General and administrative	2,723,937	1,842,969	7,808,724	4,940,776

	6,205,254	6,119,184	17,775,805	15,044,299
Loss before interest income and income taxes	(5,196,235)	(2,669,626)	(11,755,326)	(3,601,263)
Interest\other income, net:	66,034	492,359	300,873	1,349,715

Loss before income tax	(5,130,201)	(2,177,267)	(11,454,453)	(2,251,548)

Income tax benefit (expense) (note 8)
Current	(118,436)	(139,221)	(358,103)	(286,081)
Deferred	(11,248)	793,012	(33,744)	1,113,192

	(129,684)	653,791	(391,847)	827,111

Loss for the period	$(5,259,885)	$(1,523,476)	$(11,846,300)	$(1,424,437)

Loss per share, basic and diluted	$(0.20)	$(0.06)	$(0.45)	$(0.05)
Weighted average number of common stock, basic and diluted	26,354,177	26,136,560	26,324,270	25,902,076

(1) Includes non-cash stock-based compensation as follows (note 7):

Promotion and selling	$105,481	$160,400	$222,140	$359,488
General and administrative	$237,669	$234,600	$450,904	$568,830

See accompanying notes to interim condensed consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

Nine months ended September 30, 2008 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Shareholders
	Share	Amount	Capital	Income (Loss)	Deficit	Total Equity
Balance, January 1, 2008	26,251,183	$43,855,928	$3,990,711	$129,471	$(14,179,194)	$33,796,916
Loss for the period	—	—	—	—	(11,846,300)	(11,846,300)
Proceeds from employee equity incentive plans	117,698	68,879	—	—	—	68,879
Exercise of stock options	—	31,669	(31,669)	—	—	—
Stock-based compensation	—	—	673,044	—	—	673,044
Other comprehensive losses, unrealized losses on available-for-sale short-term investments	—	—	—	(21,719)	—	(21,719)

Balance, September 30, 2008	26,368,881	$43,956,476	$4,632,086	$107,752	$(26,025,494)	$22,670,820

See accompanying notes to interim condensed consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Loss for the period	$(11,846,300)	$(1,424,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531,368	670,106
Deferred income tax	—	(1,113,192)
Stock-based compensation expense	673,045	928,318
Cash provided/used by changes in operating assets and liabilities:
Accounts receivable	(196,295)	(28,817)
Taxes receivable	(98,681)	(162,438)
Inventory	(1,077,400)	(978,678)
Prepaid expenses	60,179	(992,807)
Taxes payable	(203,379)	(150,141)
Accounts payable and accrued liabilities	335,255	599,438
Long term liabilities – other	277,921	—

Net cash used in operating activities	(11,544,287)	(2,652,648)
Investing activities:
Purchase of capital assets	(325,194)	(441,415)
Purchase of other assets	(202,458)	—
Sales of short-term investments-net	9,913,681	6,690,848

Net cash from investing activities	9,386,029	6,249,433
Financing activities:
Net repayment of capital lease obligations	(120,424)	(84,272)
Proceeds from exercise of options	68,879	1,318,033

Net cash from (used in) financing activities	(51,545)	1,233,761

Net increase (decrease) in cash and cash equivalents	(2,209,803)	4,830,546
Cash and cash equivalents, beginning of period	17,857,805	13,905,870

Cash and cash equivalents, end of period	$15,648,002	$18,736,416

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$—	$672,737
Cash paid (received) during year for:
Interest	$(429,874)	$(1,288,741)
Income taxes	$326,894	$591,463

See accompanying notes to interim condensed consolidated financial statements.

JONES SODA CO. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007 (Unaudited)

1.	Nature and continuance of operations:

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda™;, a premium soda; Jones 24C™, an enhanced water beverage; Jones Organics™, a ready to drink organic tea; Jones Energy™, a high energy drink; WhoopAss Energy Drink® , a high energy drink; and Jones Naturals®, a noncarbonated juice and tea drink. We are a Washington corporation and our corporate offices are located at 234 9th Avenue North, Seattle, Washington. We have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myjones.com, Inc., as well as one nonoperating subsidiary, Whoopass USA Inc.

On October 6, 2008, we implemented a reduction in workforce that reduced our staff by approximately 38%. After this reduction, our total headcount was 68. The workforce reduction was implemented in an effort to reduce ongoing operating expenses and improve our overall efficiency. Severance and termination benefits to the affected employees are not expected to be material to our financial results for the fourth quarter of 2008.

On November 5, 2008, our $15 million line of credit with KeyBank National Association was terminated after discussions that were initiated by KeyBank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with KeyBank but these alternatives would not offer us a net borrowing position on the line. As a result, we elected not to pursue such alternatives. We remained in compliance with all covenants through the termination date. We are examining other financing options, including asset based lending solutions, to replace the KeyBank facility, although there can be no assurance that we will secure a replacement facility on acceptable terms, if at all.

We believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009. This will depend on our ability to effectively manage our costs and to generate sufficient cash flow from operations, which will depend to a significant extent on our ability to meet our revenue expectations. To achieve this, we are focusing our 2009 business plan on our higher-margin core products, including our Jones Soda glass bottle and 24C business, new higher-margin product introductions in 2009, and further cost reductions, and we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. A revenue shortfall could deplete our limited financial resources or cause us to take additional actions to manage our costs.

If we are unable to generate sufficient cash flow from operations to cover our working capital and capital expenditure requirements, we may need to obtain funds through additional financing, which may not be available to us on acceptable terms, if at all.

2.	Significant accounting policies:

(a)	Basis of presentation:

These unaudited interim condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) and United States Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with GAAP but do not include all information and footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the year ended December 31, 2007, as amended by note 2(d) below, included in our annual report on Form 10-K.

The condensed consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

(b)	Use of estimates:

The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives of capital assets, valuation of other assets and intangible assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowances for deferred income tax assets and contingencies. Actual results could differ from those estimates.

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

(d)	Recently issued accounting pronouncements:

Effective January 1, 2008 we adopted FASB issued FAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 was required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year, but FASB Staff Position 157-2 defers the effective date of FAS No. 157 to fiscal years beginning on or after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value on a recurring basis. The adoption of FAS No. 157 had no significant impact on our consolidated financial statements. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until fiscal year 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. Effective January 1, 2008 we adopted SFAS No. 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS No. 159 had no significant impact on our consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

3.	Inventory:

Inventories consist of raw materials and finished goods and are stated at the lower of cost and estimated net realizable value and include adjustments for estimated obsolescence. The provisions for obsolete inventory are based on current market value of inventories. Cost is determined principally using actual cost on a first-in first-out basis. A significant change in demand for certain products as compared to forecasted amounts may result in the recording of additional provisions for obsolete inventory. Provisions for obsolete inventory are recorded as cost of goods sold.

	September 30, 2008	December 31, 2007
Finished goods	$4,869,118	$3,797,884
Raw materials	1,954,170	1,948,004

	$6,823,288	$5,745,888

4.	Segmented information and export sales:

We have one operating segment, with operations during the first nine months of 2008 primarily in the United States and Canada. During the nine-month period ended September 30, 2008, sales in the United States were approximately $24,655,000 (2007—$29,132,000), sales in Canada were approximately $4,717,000 (2007—$4,422,000), and sales to other countries totaled approximately $415,000 (2007—$378,000). During the three months ended September 30, 2008, sales in the United States were approximately $6,745,000 (2007 - $9,695,000), sales in Canada were approximately $1,768,000 (2007 - $1,939,000) and other countries $170,000 (2007 - $104,000). Sales have been assigned to geographic locations based on the location of customers.

During the nine-month period ended September 30, 2008, revenues from one customer represented $5,910,000 or 19.8% (2007 – $5,038,000 or 14.8%) of total revenue. During the three-month period ended September 30, 2008, revenues from one customer represented $882,000 or 10.1% (2007 - $1,800,000 or 15.3%) of total revenue.

5.	Long term liabilities:

Long term liabilities include certain amounts related to our sponsorship agreement with the Seattle Seahawks, non-identifiable benefits and deferred gains on the sale and leaseback of certain equipment.

Sponsorship agreement with the Seattle Seahawks	$277,921
Deferred gain of sale/leaseback of equipment	28,461

$306,382

6.	Loss per share:

The computation for basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss for the period	$(5,259,885)	$(1,523,476)	$(11,846,300)	$(1,424,437)
Weighted average number of common stock outstanding:
Basic	26,354,177	26,136,560	26,324,270	25,902,076
Dilutive stock options	—	—	—	—

Diluted	26,354,177	26,136,560	26,324,270	25,902,076
Loss per share:
Basic	$(0.20)	$(0.06)	$(0.45)	$(0.05)
Diluted	$(0.20)	$(0.06)	$(0.45)	$(0.05)

As of September 30, 2008, due to the net loss for the period all outstanding equity options are anti-dilutive.

7.	Stock-based compensation:

In 1996, we adopted a stock option plan (the 1996 Plan) that provides for the issuance of incentive and nonqualified stock options to officers, directors, employees and consultants. In addition, in 2002 we adopted a second stock option plan for the issuance of incentive and nonqualified stock options to officers, directors, employees and consultants (the 2002 Plan). (The 1996 Plan and 2002 Plan are collectively referred to as the “Plans.”) On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. The 1996 Plan terminated by its terms on June 18, 2006 and no additional options may be granted thereunder. There are no options outstanding under the 1996 plan. On May 31, 2007, at the annual shareholders meeting, the shareholders approved another amendment to the 2002 Plan to permit awards of restricted stock and the 2002 Plan was renamed as the “2002 Stock Option and Restricted Stock Plan.”

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

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Average Exercise Price
Balance at December 31, 2007	1,072,736	$8.91
Options granted	658,250	3.43
Options exercised	(87,500)	.79
Options cancelled	(366,968)	9.83

Balance at September 30, 2008	1,276,518	$6.37

Exercisable, September 30, 2008	735,043	$6.64
Vested and expected to vest	1,740,046	$4.68

(b)	Non-vested shares:

During the nine months ended September 30, 2008, the Board of Directors granted 66,850 shares of restricted stock to certain employees and directors under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees or directors upon receipt of the restricted stock awards. The shares of restricted stock vest over a period of forty-two months in equal amounts every six months. At September 30, 2008, the restricted stock had an aggregate intrinsic value of approximately $-0-.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted Grant Date Fair Value	Weighted Average Contractual Life
Unvested restricted stock at December 31, 2007	129,500	$10.12	3.28 yrs
Granted	66,850	3.30	—
Vested	(30,680)	8.84	—
Stock Cancelled	(75,085)	2.89	—

Balance at September 30, 2008	90,585	$6.55	2.61 yrs

(c)	Stock-based compensation expense:

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”), using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$208,231	$335,505	$571,828	$868,318
Restricted stock	134,919	59,495	101,217	60,000

	$343,150	$395,000	$673,045	$928,318

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

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Expected stock price volatility	—	55.0%	71.1%	55.0%
Risk-free interest rate	—	4.9%	2.7%	4.9%
Expected term (in years)	—	2.75	4.5	2.75
Weighted-average grant date fair-value	$—	$4.88	$1.97	$4.88

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or restricted stock that is expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock- based compensation expense may be required in future periods. During the quarter ended June 30, 2008, as a result of the departure of certain employees and directors, we increased our estimated forfeiture rate from 11% to a range of 13% to 85.7% on outstanding stock options and restricted stock. We also cancelled 12,857 unvested shares of restricted stock for one of our directors. At September 30, 2008, the unrecognized compensation expense related to stock options and unvested restricted stock was $1,838,000 and $677,000, respectively, which are to be recognized over weighted-average periods of 2.43 years and 2.61 years, respectively.

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

9.	Commitments and contingencies

Commitments

Payments Due by Period
(Dollars in Thousands)	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years
Purchase Obligations and Capital Expenditure Commitments	$25,373	$4,360	$14,721	$4,227	$2,064

During the nine months ended September 30, 2008 we had commitments aggregating approximately $25,373,000, excluding our operating and capital lease obligations, which represent commitments made by us to various suppliers of raw materials and finished goods; commitments to co-packers for production equipment; commitments under our Sponsorship Agreements with the Seattle Seahawks and the New Jersey Nets in exchange for exclusive beverage rights for certain soft drinks at Qwest Field and the proposed new arena in Brooklyn, New York, as well as signage, advertising and other promotional benefits to enhance our brand awareness; and commitments under our supply agreement relating to PHARMA GABA to purchase raw materials through the end of the term of the agreement in July 2010. These obligations vary in terms and commit us to payments from 2008 to 2014.

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. The motion has now been fully briefed and was submitted for consideration in early October 2008. The Court has not yet scheduled a hearing date for oral argument on the motion to dismiss.

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

On August 27, 2008, Advanced Business Strategies filed a Complaint for Damages against us in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. Advanced Business Strategies has alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we asserted that Advanced Business Strategies is in breach of the agreement and has failed to mitigate its alleged damages. We expect this litigation will go to trial in late 2009 or early 2010.

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

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “target,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We currently sell and distribute our products throughout the United States, Canada and Australia through our network of independent distributors (our “Direct Store Delivery” channel, or DSD) and our national retail accounts (our “Direct To Retail” channel, or DTR), as well as through licensing and distribution arrangements.

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

We launched our DTR business strategy in 2003 as a complementary channel of distribution to our DSD channel. Through these programs, we negotiate directly with national retailers, primarily food service-based businesses, to carry our products, serviced through the retailer’s appointed distribution system. Our DTR channel customers include, but are not limited to, Barnes & Noble, Panera Bread Company, Target Corporation, Cost Plus, Ruby Tuesday, SuperValu, Inc., Alaska Airlines and Sam’s Club.

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

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales and we have a “no return” policy; however, in limited instances, due to product quality issues, we may take back product.

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

We pay for slotting fees or similar arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Generally, this incentive is recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made. If we receive a benefit from any such incentives over a period of time and we meet certain criteria, such as retailer performance, recoverability and enforceability, such incentives are recorded as an asset and are amortized as a reduction of revenue over the term of the arrangement. Typically, we amortize slotting fees over a period not exceeding 12 months subject to recoverability consideration. We evaluate the recoverability of any deferred slotting fees on a quarterly basis.

Cash consideration and promotion allowances (including slotting fees) that we pay to customers or distributors are accounted for as a reduction of revenue when expensed or amortized in our statements of operations. For the nine-month period ended September 30, 2008, our revenue was reduced by approximately $4,309,000 (2007-$1,653,000), primarily on account of promotion allowances, slotting fees and cash considerations.

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

Allowance for Doubtful Accounts; Bad Debt Reserve

We routinely estimate the collectability of our accounts receivable. We analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, we have historically and continue today to provide an allowance for doubtful accounts equal to 100% of any unpaid balance outstanding greater than 90 days since invoice, unless considered collectible. We believe that in general bad debt reserves for other companies in the beverage industry represent approximately 2% of total sales. Historically, our bad debt reserves have been less than 1% of total sales. Bad debt expense is classified within general and administrative expenses in our Consolidated Statements of Operations. In light of current economic conditions, we increased our allowance for doubtful accounts by $100,000 or 72% in the third quarter of 2008.

Additionally, if we receive notice of a disputed receivable balance, we accrue such additional amount as we determine is reflective of the risk of noncollection. In considering the amount of bad debt allowance we rely heavily on our history of no material write-offs and on the fact that our revenue is not dependent on one or a few customers, but is spread among a number of customers. However, as noted above, we will change our estimates as we assess the effect the downturn in the economy may have on collections if we see a greater concentration of our receivables from fewer customers. In such events, we may be required to record additional charges to cover this exposure. Material differences may result in the amount and timing of our bad debt expenses for any period if we made different judgments or utilized different estimates.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether an allowance for obsolescence is required on products that are over 12 months from production date. During the nine months ended September 30, 2008, we increased inventory obsolescence provisions for discontinued raw material and finished goods. At September 30, 2008 we had an inventory obsolescence provision of approximately $950,000 ($565,000 at December 31, 2007).

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Therefore, no reserves for uncertain income tax positions have been recorded for the nine months ended September 30, 2008 pursuant to FIN 48.

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

As of September 30, 2008, no loss contingencies have been accrued for any lawsuits to which we are a party, as we are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Stock-based Compensation

We adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method in 2006. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. We have adopted the Black-Scholes option pricing model to estimate fair value of each option grant. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, our stock-based compensation expense and results of operations could be materially impacted. During the quarter ended June 30, 2008, as a result of the departure of certain employees and directors, we increased our estimated forfeiture rate from 11% to a range of 13% to 85.7% on outstanding stock options and restricted stock.

During the six months ended June 30, 2008, the Board of Directors granted restricted stock awards for 66,850 shares and stock option awards for 658,250 shares under our 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. Under the fair value recognition provision of SFAS 123R, share-based compensation cost for stock awards is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. No grants were made in the quarter ended September 30, 2008.

We amortize stock-based compensation for both stock option grants and restricted stock awards, in most instances, over a period of 42 months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter.

Results of Operations for the Three and Nine months Ended September 30, 2008

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Gross Revenue (1)	$9,730	$13,047	-25.4%	$34,096	$35,585	-4.2%
Less: Promotion allowances and slotting fees (2)	(1,046)	(1,310)	-20.2%	(4,309)	(1,653)	160.7%

Net Revenue	$8,684	$11,737	-26.0%	$29,787	$33,932	-12.2%

(1)	Gross revenue, which excludes the impact of slotting fees and promotional allowances, is a non-GAAP financial measure. The most directly comparable GAAP measure is net revenues. Under GAAP, slotting fees and promotional allowances are recorded as a reduction of revenue in calculating net revenues. Gross revenue is used by management to monitor operating performance, including in comparison to prior years, as it allows evaluation of sales performance before the effects of any slotting fees and promotional items. We believe that the presentation of gross revenues provides useful information to investors because it allows a more comprehensive presentation of the Company’s operating performance. However, gross revenues should not be used alone as an indicator of operating performance in place of net revenues. Gross revenues may not be realized in the form of cash receipts as slotting fees and promotional payments and allowances may be deducted from payments received from customers. This table reconciles gross revenues to net revenues.

(2)	Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of promotional allowances and slotting fees may not be comparable to similar items presented by other companies. The presentation of promotional allowances and slotting fees facilitates an evaluation of the impact thereof on the determination of net revenues and illustrates the spending levels incurred to secure such sales.

For the three months ended September 30, 2008, net revenues were $8,684,000, a decrease of $3,053,000, or 26.0%, from $11,737,000 in net revenues for the three months ended September 30, 2007. The decrease in net revenues over the same period of the prior year was primarily attributable to a decrease in DTR channel sales, with the loss of certain Jones Soda business at Wal-Mart and lower Sam’s Club business versus the prior year, as well as lower DSD channel sales. The decrease in net revenues in the DTR channel during the quarter ended September 30, 2008, was somewhat offset by gains from our agreement as the exclusive supplier of canned soda to Alaska Airlines. Revenues in our DSD channel decreased compared to the same three-month period of the prior year, primarily due to lower shipments of Jones Soda in the Midwest and Northeast, with some of this decrease offset by increases in shipments to Eastern Canada. Additionally, revenue in the third quarter of 2007 included sales of 16-ounce single-serve cans for which there were no comparable sales in 2008, as we discontinued this product. Increased case sales in Eastern Canada are due to new product placement arrangements with Loblaws, a Canadian grocery store chain. We believe the decline in sales of our 12-ounce bottles in the Midwest during 2008 may be attributable to the introduction of 12-ounce cans in those regions. Our Eastern region was negatively impacted by the termination of a seasonal sales program at BJ’s Wholesale, which was in place in 2007.

For the three-month period ended September 30, 2008, our gross revenue was reduced by $1,046,000 due to promotion allowances, compared to a reduction on account of promotion allowances of $1,310,000 in the comparable three-month period in 2007. The decrease in promotion allowances in the third quarter of 2008 compared to the same period of 2007 was the result of lower sales, as promotion allowances are generated by sales.

For the nine months ended September 30, 2008, net revenues were approximately $29,787,000, a decrease of $4,145,000, or 12.2%, over the approximately $33,932,000 in net revenues for the nine months ended September 30, 2007. The decrease in net revenues over the same period of the prior year was primarily attributable to an increase in promotion allowances and slotting fees in the first two quarters of 2008. The decrease in net revenues over the same period of the prior year was also attributable to decreased revenue in our DSD channel and decreased sales of concentrate to National Beverage Corp (all as discussed below).

Revenues in our DSD channel decreased in the first nine months of 2008 compared to the same period of the prior year, primarily due to lower shipments of Jones Soda glass bottles, and no sales of 16 ounce cans, which had contributed to sales in 2007. We believe the decrease in case sales in the DSD channel in the first three quarters of 2008 was also due to the reduction or loss of distribution points at some key retailers (including Speedway, Fred Meyer and Alberstons) due to slow sales and the introduction of our 12-ounce cans (which we believe had a negative impact on sales of our Jones Soda glass bottles). These decreased case sales were partially offset by increased shipments to Canada, our 24C launch late in 2007, which contributed to 2008 sales, and the addition of new retailers and the implementation of new retailer programs.

Revenue in our DTR channel in the first nine months of 2008 held steady compared to the same period of the prior year. Primary contributors to DTR revenue in 2008 are Alaska Airlines and Sam’s Club. We were selected by Sam’s Club as a Volume Producing Items (VPI) partner for 2008, under which we expected to have opportunities for enhanced in-store placement and promotions. This selection positively impacted our sales to Sam’s Club in the first and second quarters of 2008, as we commenced shipments under this program. However, during the second and third quarters of 2008, Sam’s Club reduced the number of stores carrying Jones Soda under the VPI program. As a result, our sales to Sam’s Club under the VPI program have had a lesser than planned positive impact in the third quarter of 2008. Our status as a VPI partner does not guarantee any minimum sales levels and could be terminated or further limited at any time, so there can be no assurance regarding the level of revenue that we will generate under this program. Alaska Airlines and Sam’s Club’s sales helped offset reduced revenue from Wal-Mart. Wal-Mart has discontinued carrying Jones Soda 12-ounce bottles (although it continues to carry the 12-ounce can), which negatively impacted revenue in the DTR channel during the second and third quarters of 2008.

Our concentrate sales to National Beverage decreased in the third quarter and first nine months of 2008 over the comparable periods in 2007. New concentrate shipments in the second quarter of 2008 relating to our national launch of Jones Cola and Jones Lemon Lime, which were in addition to shipments of our traditional flavors, were strong. However, concentrate sales in the first and third quarters of 2008 were lower, due to existing inventory levels, than in the same periods of 2007 when we launched our Jones cans nationwide. In the future, we expect National Beverage to order concentrate for various flavors based on its production needs and inventory levels, as they already have sufficient inventory of most of our traditional and new flavors for current orders and will only re-order based on demand.

For the nine-month period ended September 30, 2008, our gross revenue was reduced by $4,309,000 on account of promotion allowances and slotting fees, compared to promotion allowances and slotting fees of $1,653,000 in the comparable nine-month period in 2007. We incurred increased promotion allowances and slotting fees primarily in the CSD channel and, to a lesser extent, the DSD channel, in the first two quarters of 2008 to activate placement and promotions related to additional distribution of our CSD business along with specific new distribution points of 24C in the U.S. and Jones Soda glass bottles in Canada.

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

Consolidated case sales of finished products to retailers and distributors through our DSD and DTR channels for the nine months ended September 30, 2008, expressed as 288-ounce equivalent cases, were 2,416,000. This is a decrease of 17,000 cases, or 0.7%, over total comparable case sales for the same period in 2007. During the first nine months of 2008, total case sales of Jones-branded finished products sold directly by National Beverage to retailers in the CSD channel were 1,864,000, a decrease of 16.3%, compared to 2,226,000 for the same period in 2007. This decrease was primarily attributable to the loss of our business at Winco in the first quarter of 2008 (which accounted for sales of approximately 214,000 cases in the nine months ended September 2007), and a decrease of approximately 607,000 cases at Wal-Mart compared to the same period of the prior year due to its discontinuation of carrying the Jones Soda 12-ounce bottles.

We also intend to continue to report consolidated case sales of concentrate to National Beverage. Concentrate case sales represents the amount of concentrate sold by us to National Beverage. We recognize revenue from these sales upon receipt of the concentrate by National Beverage in accordance with our revenue recognition policy. Case sales of concentrate to National Beverage and total cases of finished products sold by National Beverage to retailers (which are discussed above) are not necessarily equivalent during any given period. Factors such as seasonality, National Beverage inventory practices, timing of price increases, new product introductions, retailer demand and changes in product mix can impact unit case volume and concentrate sales and can create differences between sales of concentrate by us and sales of finished products to retailers by National Beverage.

Consolidated case sales of concentrate to National Beverage for the nine months ended September 30, 2008, expressed as 288-ounce equivalent cases, were approximately 1,366,000. This is a decrease of 1,211,000 cases, or 47.0%, over total case sales for the comparable nine-month period in 2007, resulting primarily from our increased shipments to National Beverage in 2007 due to the introduction of new flavors and the fact that we did not ship any significant amount of concentrate to National Beverage in the first and third quarters of 2008, as discussed above.

288-ounce equivalent case sales by Jones Soda

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Finished products case sales to DTR and DSD channels	712,308	890,368	-20.0%	2,416,203	2,433,000	-0.7%
Concentrate case sales to National Beverage	314,702	676,697	-53.5%	1,365,781	2,577,116	-47.0%

288-ounce equivalent case sales by National Beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Jones branded finished products case sales by National Beverage	690,494	910,605	-24.2%	1,864,395	2,226,315	-16.3%

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Gross profit	$966	$3,362	-71.3%	$5,869	$11,162	-47.4%
Percentage of Revenue	11.1%	28.6%		19.7%	32.9%

For the three-month period ended September 30, 2008, gross profit decreased by approximately $2,397,000, or 71.3%, over the approximately $3,362,000 in gross profit for the three-month period ended September 30, 2007. For the three-month period ended September 30, 2008, gross profit as a percentage of revenue decreased to 11.1% from 28.6% for the comparable period in 2007. The decrease in gross profit for the quarter was primarily attributable to lower sales of Jones Soda products (as discussed above) recorded in the quarter, along with an increase in the provision for inventory obsolescence by $626,000 for aged inventory.

For the nine-month period ended September 30, 2008, gross profit decreased by approximately $5,293,000 or 47.4% over the $11,162,000 in gross profit for the nine-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, gross profit as a percentage of revenue decreased to 19.7% from 32.9% for the comparable period in 2007. The decrease in gross profit is primarily attributable to lower sales of Jones Soda products, increased promotion allowances recorded in the first two quarters (as discussed above), and overall increased freight costs caused by the volatility in the commodity markets and the shutdown of our St. Louis co-packer, which in turn resulted in longer shipping distances to our customers in the Midwest and Southeast.

Licensing Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Licensing revenue	$43	$87	-50.5%	$152	$281	-45.9%

Licensing revenue during the third quarter of 2008 consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. For the three-month period ended September 30, 2008, we received royalty payments of approximately $43,000, a decrease of 50.5% compared to $87,000 earned in the same period of 2007. For the nine-month period ended September 30, 2008, we received royalty payments of approximately $152,000, a decrease of 45.9% compared to $281,000 earned in the same period of 2007. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn.

Total Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Promotion and selling	$3,481	$4,276	-18.6%	$9,967	$10,103	-1.3%
General and administrative	2,724	1,843	47.8%	7,809	4,940	58.1%

Total operating expenses	$6,205	$6,119	1.4%	$17,776	$15,044	18.2%
Percentage of revenue	71.5%	52.1%		59.7%	44.3%

Total operating expenses for the three-month period ended September 30, 2008 were $6,205,000, an increase of $86,000, or 1.4%, over operating expenses of $6,119,000 for the three-month period ended September 30, 2007. For the three-month period ended September 30, 2008, total operating expenses as a percentage of revenue increased to 71.5% from 52.1% over the comparable period in 2007. The increase in total operating expenses was primarily attributable to an increase in costs related to employee compensation, offset by a decrease in selling expenses.

Total operating expenses for the nine-month period ended September 30, 2008 were $17,776,000, an increase of $2,732,000 or 18.2% over operating expenses of $15,044,000 for the nine-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, total operating expenses as a percentage of revenue increased to 59.7% from 44.3% over the comparable period in 2007. The increase in total operating expenses was primarily attributable to an increase in costs related to employee compensation, marketing expenses, and legal and accounting fees. These increases were offset by a reduction in stock compensation expense resulting from a change in estimate as a result of the departure of employees and directors during the second quarter of 2008.

Changes in promotion and selling and general and administrative expenses are explained in greater detail below.

Promotion and selling expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
Promotion and selling	$3,481	$4,276	-18.6%	$9,967	$10,103	-1.3%
Percentage of revenue	40.1%	36.4%		33.5%	29.8%

Promotion and selling expenses for the three months ended September 30, 2008 were $3,481,000, representing a decrease of $795,000 over promotion and selling expenses of $4,276,000 for the three-month period ended September 30, 2007. Promotion and selling expenses as a percentage of revenue increased to 40.1% for the three-month period ended September 30, 2008 from 36.4% over the comparable period in 2007. The decrease in total promotion and selling expenses was primarily attributable to a consolidation of our sales management team, offset somewhat by additional brand building expenses incurred during the quarter and the continuation of our model market initiative, which includes deep regional market sales support, in three selected regions.

Promotion and selling expenses for the nine months ended September 30, 2008 were $9,967,000, a decrease of $136,000 over promotion and selling expenses of $10,103,000 for the nine-month period ended September 30, 2007. Promotion and selling expenses as a percentage of revenue increased to 33.5% for the nine-month period ended September 30, 2008 from 29.8% over the comparable period in 2007. This decrease in promotion and selling expenses is due to a reduction in trade spending offset by increased spending on marketing campaigns. Also, salaries were up as a result of having 64 employees in sales and marketing at September 30, 2008 versus 45 employees at September 30, 2007.

Our sales salaries for the nine-month period increased due to an increase in the number of sales positions, as well as the introduction of new regional sales representatives for our model market initiative. On October 6, 2008, we reduced our sales and marketing staff by 48% to 33 employees. This decrease in sales workforce is expected to lower our promotion and selling expenses going forward. See discussion under “Subsequent Events” in this report for a description of this reduction in force.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	Change	2008	2007	Change
General and administrative	$2,724	$1,843	47.8%	$7,809	$4,940	58.1%
Percentage of revenue	31.4%	15.7%		26.2%	14.6%

General and administrative expenses for the three-month period ended September 30, 2008 were $2,724,000, representing an increase of $881,000, or 47.8%, compared to $1,843,000 for the three-month period ended September 30, 2007. General and administrative expenses as a percentage of revenue increased to 31.4% for the three months ended September 30, 2008 from 15.7% for the comparable period in 2007. The increase in general and administrative expenses was due to an increase in administrative salaries and benefits (due primarily to additional compensation paid to our Chief Executive Officer and our Chief Operating Officer and to increased headcount in the Operations and Finance departments, as well as transition payments to previous executives).

General and administrative expenses for the nine-month period ended September 30, 2008 were $7,809,000, an increase of $2,869,000, or 58.1%, compared to $4,940,000 for the nine-month period ended September 30, 2007. General and administrative expenses as a percentage of revenue increased to 26.2% for the nine-months ended September 30, 2008 from 14.6% for the comparable period in 2007. The increase in general and administrative expenses was due to an increase in legal fees (primarily related to our ongoing securities litigation and to executive transition matters), accounting fees, insurance expenses (primarily related to higher premiums) and administrative salaries and benefits (due primarily to additional compensation paid to our Chief Executive Officer and our Chief Operating Officer and to increased headcount in the Operations and Finance departments, as well as transition payments to previous executives).

Interest/Other income, net

For the three-month period ended September 30, 2008, interest/other income was approximately $66,000 compared to interest/other income of approximately $492,000 in same period in 2007. The decrease in interest income/other income was due to lower levels of cash and short-term investments and lower levels of effective interest rates compared to the same period in 2007.

For the nine months ended September 30, 2008, interest income was approximately $301,000, compared to interest income of approximately $1,350,000 in the same period in 2007. The decrease in interest income/other income was due to decreased interest income due to lower levels of cash and short-term investments and lower levels of effective interest rates compared to the same period in 2007.

Income taxes

Provision for income taxes for the three and nine months ended September 30, 2008 were approximately $130,000 and $392,000, respectively. This compares to a tax benefit of approximately $654,000 and $827,000 for the same comparable periods in 2007.

The tax provision for the three and nine months ended September 30, 2008 relates to the tax provision on income from our Canadian operations, as this subsidiary’s income remains fully taxable. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations.

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the three and nine months ended September 30, 2008 was approximately $5,260,000 and $11,846,000, respectively. This compares to net loss of approximately $1,523,000 and $1,424,000, respectively, for the three and nine months ended September 30, 2007. The increase in net loss for the comparable periods was due to lower sales of Jones Soda products, increased promotion allowances in the DTR, DSD and CSD channels, provisions for discontinued inventory, increased freight costs, increased salaries incurred in sales and administration, and increased marketing expenses, legal fees and accounting fees. Each of these factors is discussed in greater detail above.

Liquidity and Capital Resources

We have accumulated a deficit of approximately $26,025,000 as of September 30, 2008, an increase of approximately $11,846,000 from the same period in 2007. This increase is due to net losses from operations that we have incurred in each of the last four fiscal quarters. During these periods, we have used a significant amount of our cash resources to fund our net losses and working capital requirements.

Cash, cash-equivalents and short-term investments were approximately $15,648,000 as of September 30, 2008, compared to approximately $27,793,000 as of December 31, 2007. Net cash used in operating activities was approximately $11,544,000 for the nine-month period ended September 30, 2008, primarily due to our loss from operations and an increase in working capital items such as inventory and accounts receivable. The increase in inventory is due to seasonal buildup of inventory. Investing activities provided approximately $9,386,000 for the nine-month period ended September 30, 2008, primarily due to the sale of short-term investments. Net cash used in financing activities was approximately $52,000 for the nine-month period ended September 30, 2008, and consisted of repayment of capital lease obligations offset by proceeds from the exercise of stock options. As of September 30, 2008, we had working capital of approximately $20,490,000, compared to working capital of approximately $31,483,000 as of December 31, 2007. This decrease in working capital was primarily due to net cash used in operating activities of approximately $11,544,000, as noted above.

We believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009. This will depend on our ability to effectively manage our costs and to generate sufficient cash flow from operations, which will depend to a significant extent on our ability to meet our revenue expectations. To achieve this, we are focusing our 2009 business plan on our higher-margin core products, including our Jones Soda glass bottle and 24C business, new higher-margin product introductions in 2009, and further cost reductions, and we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, we have taken action in the fourth quarter of 2008 to reduce our costs by implementing a reduction in our workforce of approximately 38%, which we project will save an estimated $2.6 million in expenses on an annualized basis. A revenue shortfall could deplete our limited financial resources or cause us to take additional actions to manage our costs.

If we are unable to generate sufficient cash flow from operations to cover our working capital and capital expenditure requirements, we may need to obtain funds through additional financing, which may not be available to us on acceptable terms, if at all. In this regard, as described below under Part II, Item 5 of this report, our $15 million line of credit with KeyBank National Association was terminated on November 5, 2008, so we no longer have this facility available to us to fund any cash flow shortfalls. We are examining other financing alternatives, including asset based lending solutions, to replace the KeyBank facility. However, there can be no assurance that we will secure a replacement facility on acceptable terms, if at all, particularly in light of the current economic climate and our financial condition and results of operations. Accordingly, in addition to our efforts to secure a replacement credit facility, we intend to explore various strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives. There can be no assurance that our efforts in this regard will result in any agreements or transactions. In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of an investment in our company.

If we are unable to generate sufficient cash flow from operations, or to obtain funds through additional financing, our operations could be severely limited and we may not be able to implement our business plan in a timely manner or at all. In that case, we may be forced to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or other aspects of our operations. Any of these measures could materially adversely affect our business, results of operations and financial position.

Accounts receivable increased from December 31, 2007 to September 30, 2008 from approximately $4,475,000 to approximately $4,671,000. This increase was due to a seasonal increase in shipments taking place during the third quarter. Accounts payable increased from December 31, 2007 to September 30, 2008 from approximately $6,993,000 to approximately $7,363,000. This increase was due primarily to outstanding GST taxes and severance payments.

Various class action lawsuits and derivative suits have been filed against us and certain directors and officers as of September 30, 2008. We are unable to predict the outcome of these cases. An adverse court determination in any of these actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition, subject to the limits of our insurance policies.

Contractual Obligations and Off-Balance Sheet Arrangements

Our commitments as of September 30, 2008 with respect to known contractual obligations were as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Capital lease obligations	$510,649	$150,190	$264,877	$95,581	$—
Operating lease obligations	498,740	165,230	333,510	—	—
Purchase obligations	25,360,873	4,348,141	14,721,292	4,227,350	2,064,091
Capital expenditure commitments	12,100	12,100	—	—	—

TOTAL	$26,382,362	$4,675,661	$15,319,679	$4,322,931	$2,064,091

Our purchase obligations include commitments under our sponsorship agreements with the Seattle Seahawks and the New Jersey Nets, which represent almost half of our total purchase obligations. Our purchase obligations also include commitments under our supply agreement relating to PHARMA GABA to purchase an additional approximately $1.5 million of raw materials during the fourth quarter of 2008 and to use our commercially reasonable best efforts to purchase an additional $8.4 million of raw materials through the end of the term of the agreement in July 2010. We are required to purchase approximately $3.4 million of raw materials between August 1, 2008 and July 31, 2009, not including the $1.5 million referred to above, in order to maintain the exclusivity of our rights to PHARMA GABA in the United States, Mexico and Canada for the duration of the supply agreement. Our purchase obligations also include commitments made by us to various suppliers of raw materials and finished goods.

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

Subsequent Events

On October 6, 2008, the Company implemented a reduction in workforce that reduced the Company’s staff by approximately 38%. After this reduction, the Company’s total headcount was 68. The workforce reduction was implemented in an effort to reduce ongoing operating expenses and improve the Company’s overall efficiency. Severance and termination benefits to the affected employees are not expected to be material to the Company’s financial results for the fourth quarter of 2008. The Company projects that the reduction in workforce will save an estimated $2.6 million in expenses on an annualized basis.

On November 5, 2008, our $15 million line of credit with KeyBank National Association was terminated after discussions that were initiated by KeyBank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with KeyBank but these alternatives would not offer us a net borrowing position on the line. As a result, we elected not to pursue such alternatives. We remained in compliance with all covenants through the termination date. As discussed in the Liquidity and Capital Resources section in Part I, Item 2 of this report, we are examining other financing options, including asset based lending solutions, to replace the KeyBank facility, although there can be no assurance that we will secure a replacement facility on acceptable terms, if at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and commodity prices affecting the cost of raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar), and the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to interest rate risk to the extent we maintain an investment portfolio for our cash, and to foreign exchange risk due to our sales and co-packing operations in Canada. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of September 30, 2008 is not material.

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

With respect to foreign currency risk, the functional currency for substantially all of our operations is the U.S. dollar. However, we held aggregate cash and operating assets in Canadian dollars valued at approximately U.S. $800,000 as of September 30, 2008.

At September 30, 2008, the majority of our debt consisted of fixed rate debt under our capital leases. During the nine months ended September 30, 2008, we did not make any draws on our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2008. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. This material weakness is briefly described below and is described in detail in our Management’s Report on Internal Control Over Financial Reporting that is included in our Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. As of September 30, 2008, we had not fully remediated this weakness.

The Remediation Plan and Changes in Internal Control over Financial Reporting

As discussed above, we identified the following material weakness in our internal control over financial reporting as of December 31, 2007: The Company has limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. Although we have not fully remediated this material weakness as of September 30, 2008, we have made, and will continue to make, improvements to our policies, procedures, systems and staff who have significant roles in internal control to address the internal control deficiencies identified by us and our independent registered public accounting firm. We have initiated the following remediation steps to address the material weakness described above:

•	In the third quarter of 2008, we hired a new Chief Financial Officer.

•

We also hired in the first quarter of 2008 an experienced Manager of SEC and GAAP reporting to support and prepare all SEC financial filings, as well as a Manager of Legal Affairs to support all contract analysis and SEC compliance filings.

•

We will continue to add additional accounting and finance staff with the commensurate knowledge, experience, and training necessary to complement the current staff in the financial reporting functions, in addition to the staff hired in the first three quarters of 2008.

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

Except for the items noted above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-CV-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007, to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006, to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. The motion has now been fully briefed and was submitted for consideration in early October 2008. The Court has not yet scheduled a hearing date for oral argument on the motion to dismiss.

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

On August 27, 2008, Advanced Business Strategies filed a Complaint for Damages against us in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. Advanced Business Strategies has alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we asserted that Advanced Business Strategies is in breach of the agreement and has failed to mitigate its alleged damages. We expect this litigation will go to trial in late 2009 or early 2010.

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

ITEM 1A.	RISK FACTORS

Except for the risk factors set forth below, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

We may have to reduce or cease operations if we are unable to meet our funding requirements.

We have incurred a net loss from operations in each of the first three fiscal quarters of 2008 and have used a significant amount of our cash resources during this period to fund our net losses and working capital and capital expenditure requirements. As of September 30, 2008, we had cash, cash-equivalents and short-term investment of approximately $15.6 million, compared to approximately $27.8 million as of December 31, 2007. Our success in the future will depend on our ability to effectively manage our costs and to generate sufficient cash flow from operations, or to obtain funds through additional financing, to implement our business plan. To achieve this, we are focusing our 2009 business plan on our higher-margin core products, including our Jones Soda glass bottle and 24C business, new higher-margin product introductions in 2009, and further cost reductions, and we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. There can be no assurance, however, that we will be able to successfully execute on our business plan or that we will be able to generate the level of revenue that we expect or that is necessary to generate the cash flow from operations that we will require. Moreover, there can be no assurance that we will be successful in our efforts to further reduce our costs or that we will realize the expected cost savings from any actions we take.

With respect to additional financing sources, as noted below under Part II, Item 5 of this report, on November 5, 2008, our $15 million line of credit with KeyBank National Association was terminated. Accordingly, we no longer have this facility available to us to fund any cash shortfall. Although we never drew on this facility, we may have financing requirements in the future and there can be no assurance that additional debt or equity financing will be available to us on acceptable terms, particularly in light of our financial condition, results of operations and the current economic climate.

If we are unable to generate sufficient cash flow from operations, or to obtain funds through additional financing, our operations could be severely limited and we may not be able to implement our business plan in a timely manner or at all. In that case, we may be forced to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or other aspects of our operations. For example, on October 6, 2008, we implemented a reduction in workforce that reduced our staff by approximately 38%, reducing our sales and marketing resources. In addition, we may have to pursue various other strategies to secure additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives. There can be no assurance that our efforts in this regard will result in any agreements or transactions. In addition, any issuance of additional equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of an investment in the Company. Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, could have a materially adverse impact on our financial conditions and results of operations.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The beverage industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and negatively affect consumers’ willingness to purchase our products. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist, sales of our products could be adversely affected, which could have a material adverse impact on our operating results and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information for shares repurchased during the third quarter of 2008.

Fiscal period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in $ ‘000)
July 1 to July 31, 2008	—	$—	—	$—
August 1 to August 31, 2008	2,663	$2.38	—	—
September 1 to September 30, 2008(2)	3,282	$1.75	—	—

Total	5,945	$2.06	—	$—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.

(2)	The following shares were repurchased during the first quarter of 2008 for the same purposes as is described in footnote (1) above.

Fiscal period	Total number of shares purchased	Average price paid per share
January 1 to January 30, 2008	—	$—
February 1 to February 29, 2008	2,568	$5.90
March 1 to March 31, 2008	—	$—

Total	2,568	$5.90

ITEM 5.	OTHER INFORMATION

On November 5, 2008, our $15 million line of credit with KeyBank National Association was terminated after discussions that were initiated by KeyBank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with KeyBank but these alternatives would not offer us a net borrowing position on the line. As a result, we elected not to pursue such alternatives. We remained in compliance with all financial covenants under the facility through the termination date. We are currently examining other financing options, including asset based lending solutions, to replace the KeyBank facility, although there can be no assurance that we will secure a replacement facility on acceptable terms, if at all.

ITEM 6.	EXHIBITS

10.1*	Employment Offer Letter between Michael R. O’Brien and Jones Soda Co., dated August 15, 2008 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on August 18, 2008; File No. 000-28820)

10.2*	Separation Agreement and Release between Hassan Natha and Jones Soda Co., dated August 18, 2008. (Filed herewith.)

31.1	Section 302 Certification of CEO - Stephen C. Jones, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO - Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO - Stephen C. Jones, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO - Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 10, 2008

JONES SODA CO.

By:	/s/ Stephen C. Jones
Stephen C. Jones
Chief Executive Officer
(principal executive officer)

By:	/s/ Michael R. O’Brien
Michael R. O’Brien
Chief Financial Officer
(principal financial and accounting officer)