Form 10-K
period 2008-12-31
JONES SODA CO
filed 2009-03-16
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.
(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 Ninth Avenue North
Seattle, WA 98109
(Address of principal executive offices)

(206) 624-3357
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the last business day of the second fiscal quarter, June 30, 2008, the aggregate market value of such common stock held by non-affiliates was approximately $84,860,888 using the closing price on that day of $3.22.

As of March 6, 2009, there were 26,454,391 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2008 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” and “Jones Pure Cane Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) and the documents incorporated herein by reference contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should,” “plan,” “predict,” “could,” “future,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute a range of premium beverages. With the addition of Jones GABAtm in the first quarter of 2009, our premium beverages include the following six brands:

•	Jones Pure Cane Sodatm, a premium carbonated soft drink;

•	Jones 24Ctm, an enhanced water beverage;

•	Jones GABAtm, a functional tea juice blend;

•	Jones Organicstm, a ready-to-drink organic tea;

•	Jones Naturals®, a non-carbonated juice & tea; and

•	Whoop Ass Energy Drink®, a citrus energy drink.

We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, national retail accounts, which we refer to as our direct to retail (DTR) channel, as well as through licensing and distribution arrangements. We also sell various products on-line which we refer to as our interactive channel and sell soda with customized labels, wearables, candy and other items. In addition we are expanding our international business outside of North America and have entered the markets of Ireland, the United Kingdom (UK) and Australia through independent distributors.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1987. Our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

Segment Information

The Company operates in one reportable segment with operations primarily in the United States and Canada. Refer to Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (Report).

Products

Our six beverage brands include the following:

Jones Pure Cane Sodatm

In November 1995, we launched Jones Soda, a premium carbonated soft drink, under our trademarked brand creating a new category in the New Age beverage market (see “Industry Background” below for a description of the New Age market). Jones Soda comes in 12-ounce, clear long-neck bottles, and every bottle label carries a photo sent to us by our consumers. Over 1,000,000 photos have been submitted to us, mostly via the internet through a patented process which is owned by Jones Soda Co. This unique interaction between the consumer and the brand creates a distinguishable point of difference and strong competitive advantage for Jones Soda. Equally differentiating is the bright colorful look of our drinks with distinctive names such as Fu Fu Berry and Blue Bubble Gum. Jones Soda is made with the highest quality ingredients and flavors. We currently sell Jones Soda in twelve flavors.

In 2003, we launched a sugar-free version of our Jones Soda line. These sugar-free sodas are sweetened with Splenda® and have zero calories and zero carbohydrates. We believe that the launch of our sugar-free Jones Soda provides an alternative for consumers to our regular Jones Soda line and is an important product extension, especially in light of the recent concern and media coverage regarding obesity in young people. We currently have three flavors of sugar-free Jones Soda.

In 2004, we expanded the Jones Soda package lineup to include 12-ounce cans which are available in both 8 and 12 pack varieties. Jones Soda multi-packs are available nationally primarily through the grocery channel and are produced and distributed by National Beverage Corp. (National Beverage). We believe our can business provides our customers with an alternative method of consuming our premium soda and allows for Jones Soda consumption on more usage occasions throughout the year.

In keeping with our commitment to produce the highest quality beverage, in the second quarter of 2007, we launched Jones Pure Cane Soda by converting our sweetener system from high fructose corn syrup to pure cane sugar which not only improves the taste and mouth feel but is understood to digest much easier in the body, making Jones Pure Cane Soda a healthier product.

Jones 24Ctm

In June 2006, we purchased the trademark rights and related assets of 24C. Jones 24C, an enhanced water beverage sweetened with pure cane sugar, has 100% natural flavors and contains daily vitamin requirements (including 500% RDA of Vitamin C) and is available in eight flavors. We began production and distribution of Jones 24C in the first quarter of 2007. 24C is available in 20-ounce PET bottles and as a powdered drink mix.

Jones GABAtm

We have an agreement through July 2010 with Pharma Foods International Co., LTD., of Kyoto, Japan; Mitsubishi Corporation, of Tokyo, Japan; and Mitsubishi International Food Ingredients, Inc., of Dublin, Ohio for the supply and non-exclusive use of Pharma GABA in specified beverage applications. Pharma GABA is a naturally produced form of the amino acid gamma amino butyric acid (GABA), which studies have shown to be a key neurotransmitter in the human brain that improves mental focus, balance and clarity, while reducing stress. We introduced our first line of beverages containing Pharma GABA in February 2009. The product, branded Jones GABA and offered in 12-ounce cans, is available in the following flavors: Lemon Honey Tea, Fuji Apple, Nectarine and Grapefruit tea and juice blends. We are marketing the brand by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides.

Jones Organicstm

In April 2005, we launched Jones Organics, a ready-to-drink organic tea, sweetened with organic cane sugar. Jones Organics comes in 14-ounce proprietary clear glass bottles with a design of the fruit on the front label, but does not contain the usual black and white photograph labels used on Jones Soda and Jones Naturals product labels. The Jones Organics line currently consists of six flavors.

Jones Naturals®

In April 2001, we launched Jones Naturals, our non-carbonated beverage containing 100% natural flavors and ingredients such as ginseng, zinc and various vitamins in 20-ounce clear glass bottles with primarily black and white photograph labels, similar to the Jones Soda product labels. In 2007, we introduced Jones Naturals in 14-ounce clear glass bottles. The Jones Naturals line currently consists of five flavors.

Whoop Ass Energy Drink®

We launched Whoop Ass in October 1999. Whoop Ass is a citrus energy drink in an 8.4-ounce slim can containing riboflavin, niacin, vitamin B6 and thiamin. In 2005, we launched a 16-ounce version of our Whoop Ass Energy Drink. Whoop Ass competes in the Energy Drink category of the New Age beverage industry.

Discontinued Product — Jones Energy

In 2008, due to the increased competitive landscape of the energy category and increased costs, we discontinued production of Jones Energy, which had originally been launched in November 2001. Jones Energy was a citrus energy drink containing vitamin B6, riboflavin, niacin, thiamin, caffeine and coQ-10 and was available in a 16-ounce can and in an 8.4-ounce “four-pack” carrier format in three flavors.

Industry Background

The New Age or Alternative Beverage Category

Jones Pure Cane Sodatm, Jones 24Ctm, Jones GABAtm, Jones Organicstm, Jones Naturals®, and Whoop Ass Energy Drink® which are classified as New Age or alternative beverages, as well as other brands and products that we may develop in the future, compete with beverage products of all types including soft drinks, fruit juices and drinks, and bottled water. New Age or alternative beverage markets are estimated at over $26.0 billion in total annual sales.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain natural ingredients combined with less sugar and carbonation. As a general rule, three criteria have been established for the New Age or alternative beverage classification: (1) relatively new introduction to the market-place, (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks, and (3) the use of natural ingredients and flavors in the products. According to market research, the New Age or alternative beverage categories include: energy drinks, premium soda, ready-to-drink (RTD) coffee, RTD tea; RTD tea (nutrient-enhanced), shelf-stable dairy (regular/diet), shelf-stable dairy (nutrient-enhanced), single-serve-fruit beverages (regular/diet), single-serve-fruit beverages (nutrient enhanced), smoothies, sparkling water, sports drinks, vegetable/fruit juice blends, and other New Age beverages.

The Carbonated Soft Drink (CSD) Category

Our soda originated in the New Age category and our products meet the above mentioned definitions for the New Age or alternative beverage classification, but over time these definitions evolve and categories overlap and blend together. While we intend to maintain our niche alternative positioning, we also strive to expand our sources of growth by attempting to be within the consideration set of shoppers and drinkers of mainstream brands so that it is easier for them to switch to our brands. For that reason, we are endeavoring to expand our points of availability within all stores, including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Our primary package within the mainstream aisle is the 12-ounce can multi-pack, but we have also penetrated this space with the four-pack Jones Soda glass package. These packages and shelf locations allow us to penetrate the larger carbonated soft drink category, estimated at $70 billion in annual sales, providing us access to the important “take home market”.

In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. to manufacture and distribute Jones Soda 12-ounce cans to the more mainstream channels and in-store locations. Beginning in January 2007, National Beverage Corp. started selling Jones Pure Cane Soda to retailers in the grocery and mass merchant channels in the U.S.

Business Strategy

Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets (primarily within North America), stimulating consumer awareness and trial of our products leading to increased relevance and purchase intent of our brands. Our business strategy focuses on:

•	expanding points of distribution of our products;

•	creating strong alignment with our key distributors;

•	developing innovative beverage brands and products;

•	stimulating strong consumer demand for our existing brands and products, with primary emphasis in the U.S. and Canada;

•	inviting consumers to participate in our brand through submission of photographs to be placed on labels through our interactive application of myJones.com;

•	licensing our brand equity for the creation of other beverage or non-beverage products; and

•	licensing our patented custom-label process to non-competitive products.

Key elements of our business strategy include the following:

Building our Brand

We believe the market for alternative beverages is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 24. Accordingly, our strategy is to develop innovative brand names, relevant programs and trade dress. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We promote interaction with our customers through the use of these point-of-sale items, such as posters, stickers, post cards, hats, pins, and T-shirts. In addition, through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda and Jones Naturals labels. We select photos throughout the year to be placed on our bottles in distribution. We also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

In-House Brand and Product Development

We understand the importance of creating new beverage items and enhancing our existing beverage items to meet the ever changing consumer taste profile. Our strategy is to be focused on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with the consumer trends in the beverage industry.

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

Distributor Evaluation.  We analyze existing and potential distribution channels, whether DSD or DTR. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

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

National Beverage Corp.

In October 2004, we entered into a test of our Jones Soda product in the 12-ounce can format under a two-year exclusive marketing and distribution agreement with Target Corporation. With the expiration of this exclusive agreement with Target in December 2006, beginning in 2007 we expanded distribution to the grocery and mass merchant channel in the U.S. with our exclusive manufacturing and distribution agreement with National Beverage Corp. Through this arrangement, we identify and secure retailers across the U.S. for our

Jones Soda 12-ounce cans, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. National Beverage is responsible for the manufacturing, delivery and invoicing of the sales of our products in this can package.

Independent Distributor Network (DSD)

We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network throughout the U.S. and Canada. We have obtained listings for selected stock keeping units (SKUs) of our Jones Pure Cane Sodatm, Jones GABAtm, Jones 24Ctm, Jones Organicstm, Jones Naturals® and Whoop Ass Energy Drink® brands with certain key retail grocery, convenience and mass merchandiser accounts, including but not limited to Quality Food Centers (QFC), Target, Kmart, Meijer, 7-11, Stop & Shop, Allsups Convenience Stores, The Kroger Co., Albertsons, Speedway Super America LLC and key Canadian retailers such as Loblaws, all of which are serviced through our independent distributor network.

We grant certain independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our brands through written agreements. These agreements typically include invasion fee provisions to those distributors in the event we provided product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms ranging from one to three years. We select distributors that we believe will have the ability to get our brands and products on the street level retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets.

Ultimately, we have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise. We currently maintain a network of approximately 175 distributors in 50 states in the United States and 9 provinces in Canada. We also have one distributor in the UK and one in Australia.

Direct to Retail National Accounts (DTR)

We launched our direct to retail business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products serviced through the retailer’s appointed distribution system. As of the date of this Report, our most significant DTR accounts are the following:

•	Barnes & Noble, Inc. — launched in February 2003, currently for 5 flavors of Jones Naturals in all Barnes & Noble stores in the United States;

•	Panera Bread Company — launched in June 2003, currently for 4 flavors of Jones Soda, 3 flavors of Jones Naturals, and 2 flavors of Jones Organics in Panera bakery-cafes in the United States;

•	Ruby Tuesday — launched in February 2007, currently for 3 flavors of Jones Soda;

•	Alaska & Horizon Airlines — launched in March 2008, currently for 4 flavors of Jones Soda in 12-ounce cans and a seasonal offering; and

•	Costco Canada — launched in March 2000, we offer a 24-count variety pack which includes six flavors of Jones Soda.

Except for our supply agreement with Alaska Airlines & Horizon Air which can be terminated with 120 days written notice from either party, these arrangements are not long term and are terminable at any time by these retailers or us. There are no minimum purchase commitments for any of these retailers. We will continue to look for new opportunities to service and expand our “direct to retail” channel of business.

Sponsorship Arrangements

We currently have three major sponsorship agreements with professional sports franchises. We entered into Sponsorship Agreements with Football Northwest LLC (d/b/a Seattle Seahawks) of the National Football League and First and Goal, Inc. effective July 2007; with Brooklyn Arena, LLC and New Jersey Nets Basketball, LLC, effective November 2007; and with Trail Blazer Inc, effective October 2008, all of which provide us with the exclusive beverage rights to sell our beverages at sports venues as well as signage, advertising and other promotional benefits to enhance our brand awareness. We expect these sponsorship arrangements will continue to increase the public awareness and strength of our brand and provide us with other cross-selling opportunities through our licensing business strategy.

In June 2007, we announced our entry into a Sponsorship and Beverage Availability Agreement with Football Northwest LLC (d/b/a Seattle Seahawks) and First and Goal Inc. that provides us with exclusive beverage rights for certain soft drinks at Qwest Field in Seattle, Washington, as well as signage, advertising and other promotional benefits to enhance our brand awareness, including sponsorship and trademark rights regarding the use of Seattle Seahawks trademarks. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. The agreement has an effective date of July 1, 2007 and expires on February 28, 2012, and provides Jones Soda with a right of first renewal with respect to its renewal or extension. Generally, either party may terminate the agreement only if the other breaches any material term of the agreement and fails to cure such breach within 30 days of receiving notice of the breach. However, we may terminate the agreement after the 2009 National Football League season by giving written notice of termination by February 10, 2010 and paying a termination fee. In addition, the Seattle Seahawks may terminate the agreement if Jones Soda fails to make a required payment and such failure continues for 30 days after Jones Soda receives written notice of the failure.

In November 2007, we announced our entry into a Sponsorship & Beverage Availability Agreement with Brooklyn Arena, LLC and New Jersey Nets Basketball, LLC. The agreement has a commencement date of October 25, 2007. This agreement provides us with exclusive beverage rights for all carbonated soft-drinks and certain other non-alcoholic beverages, as well as sponsorship, promotional, media, hospitality and other rights in connection with the New Jersey Nets basketball team and a proposed new sports and entertainment arena that the Brooklyn Arena and the New Jersey Nets intend to develop in Brooklyn, New York. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. The Brooklyn Arena and the New Jersey Nets may terminate the agreement if we commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period. We may terminate the agreement only if the Brooklyn Arena and the New Jersey Nets commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period, but only if equitable adjustment, make-goods or other remedies implemented by the Brooklyn Arena and the New Jersey Nets are not suitable or appropriate for such event of default.

In October 2008, we announced our entry into a Sponsorship & Beverage Availability Agreement with Trail Blazers Inc. that provides us with beverage rights at the Rose Garden and Memorial Coliseum in Portland, Oregon as well as signage, advertising and other promotional benefits to enhance our brand awareness, including sponsorship and trademark rights regarding the use of Portland Trail Blazer trademarks. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. This agreement has an effective date of October 1, 2008 and expires on June 30, 2011 and may be extended by mutual agreement. The agreement may be terminated prior to the expiration of the term if either party materially defaults and subsequently fails to cure such event of default within the applicable cure period.

Licensing Arrangements

We launched our licensing business strategy in 2004 as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with three companies. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In February 2007, we entered into a licensing agreement with J&J Snack Foods for the use of our flavors and brand name for their ICEE and Slush Puppy iced beverages. In December 2008, we entered into a licensing agreement with FOG Studios for the use of hard line items such as apparel, glassware and alternative products. With these licensing agreements, we believe that we are able to partner with companies that will manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

Marketing, Sales and Distribution

Marketing

The Jones marketing team has developed brand positioning and architecture frameworks that we believe enable us to have disciplined control over our brand identity and other marketing parameters. The strategic frameworks steer us in the development and selection of programs that allow direct consumer ownership and participation in management of the brand while still maintaining brand integrity. We have also developed channel, package, price and promotion strategies designed to allow the sales team to realize optimum price points.

Despite these disciplined approaches, our marketing content is designed to be pure “New Age” and “Alternative.” We have a successful history of positioning ourselves in alternative outlets with the intent to be where national mainstream brands were not sold including skate board shops, tattoo parlors, beach surfer shacks and snow board huts. We also have a program of sponsoring alternative sport athletes to promote our products, and we market in youth alternative sports such as surfing, hockey, roller derby, and snowboard, skateboard and BMX bike arenas. We believe this effort to position our products in alternative outlets has drawn a younger generation of customers that value their independence, irreverence and rebelliousness away from the larger soft drink brands. We continue to develop our presence in these outlets, and intend to introduce new outlets such as video game stores and contemporary fashion stores.

Another core marketing pillar is the open source access consumers have to define the brand. We invite our consumers to send us photos of their lives for use on our label. Every Jones Soda glass bottle has a picture provided to us by a consumer.

We also maintain and utilize our website to allow our Jones Soda consumers to create their own personalized 12-pack of Jones Soda (12-ounce bottles) with their own photo in the labels. The strategy of www.myjones.com is to provide a personalized product offering to our consumers as well as provide an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our patented web-based process and crop and create their own “myJones” labels. The personalized labels are downloaded at our warehouse, applied to 12-packs of Jones Soda and delivered to the consumer. We believe this strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand, and we anticipate that it will continue to do so.

In December 2002, we received notice of issuance of a patent (Patent No. 6,493,677) from the U.S. Patent and Trademark Office for our myJones.com customized branded label process. The patent is titled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.” In January 2005, we were granted a second patent by the U.S. Patent and Trademark Office (Patent No. 6,845,362 B2) which is also entitled “Method and Apparatus for Creating and Ordering Branded Merchandise over a Computer Network.”

In 2002, we launched the yourJones program, which allows the customization of the front panel of the label of Jones Soda in a manner similar to our myJones business, but on a larger, commercial scale. The premise behind yourJones is to create customized Jones Soda or Jones Naturals bottles, with a personalized photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myJones.com, the Jones Soda name always appears on the labels and customers add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes.

We participate in blogs as a way of live engagement with our consumers and a way to better understand their needs and issues.

We use point-of-sale materials such as posters, stickers, postcards, hats, pins and T-shirts to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. In selected cities, we participate at a “grass roots” level at certain community and sporting events in an attempt to create and increase brand awareness and loyalty. We use recreational vehicles, vans and independent distributor vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm at these events and to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

We work with various public relations agencies and design firms to support our marketing and public relations efforts. We engaged a public relations firm that is active in developing campaigns around custom programs like Campaign Cola, our Presidential candidates-branded bottles and voter-awareness campaign, or creating awareness about our various marketing efforts with the Seattle Seahawks. We worked collaboratively on creative branding projects for developing our Jones GABA packaging.

Sales

Our products are sold in 50 states in the U.S. and 9 provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. In 2008, we secured distribution in the UK and Australia with independent distributors in those markets. In 2008, sales in the U.S. represented approximately 79% of total sales, while sales in Canada represented approximately 19%, and we had approximately 2% in other international sales. In 2007, sales in the U.S. represented approximately 85% of total sales, while sales in Canada represented approximately 14%, and we had approximately 1% in other international sales.

Distribution

For the year ended December 31, 2008, we experienced an improved balance of business across the U.S. and Canada as we developed more regions of those countries. Our top ten DSD customers by revenue represent approximately 21% of total revenue. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or accounts.

We contract with independent trucking companies to have product shipped from our contract packers to independent warehouses and then on to our distributors and retail accounts. Distributors then sell and deliver our products either to subdistributors or directly to retail outlets. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances, and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product.

Production

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers (also sometimes referred to herein as co-packers). For our bottle products, we purchase certain raw materials such as concentrates, flavors, supplements, sugar, bottles, labels, trays, caps and other ingredients. These raw materials are delivered to our various third party co-packers. We currently use six primary independent contract packers known as co-packers to prepare, bottle and package our bottle products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario as well as in Oregon, Washington, Minnesota, Tennessee and California. Once the product is manufactured, we purchase and store the finished product at that location or in nearby third party warehouses.

We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. A majority of our co-packing is handled in Canada, and with the recent strengthening of the Canadian dollar against the U.S. dollar, our co-

packing costs have increased. We experienced increases in co-packing fees for 2008 primarily related to fuel and energy surcharge increases. While we expect these trends to continue in 2009, we believe we may see some stabilization or decreases in our co-packing fees as a result of the global economic crisis. We expect to continue to look for alternative or lower-cost co-packing arrangements for our products in the U.S. and in Canada. For example, in the fall of 2008 we reached an agreement with Chism Hardy Enterprises, LLC (Hardy Bottling Company or Hardy) in Memphis, Tennessee to co-pack products to improve our freight costs for the Central, South Central and Southeast U.S.. Hardy began bottling product in February 2009.

Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers.

With respect to our 12-ounce cans of Jones Soda sold by National Beverage Corp. (National Beverage) through the grocery products and mass merchant channel, National Beverage is responsible for all manufacturing, packing and distribution. Under the agreement, sales of product may be made only to our authorized retail accounts purchasing through warehouse distribution, and we are solely responsible for all sales efforts, marketing, advertising and promotion. We sell concentrate to National Beverage for the manufacture of the product, and National Beverage is responsible for the manufacture, storage, inventory, delivery, invoicing, customer credit review and approval, and receivables collection with respect to sales of products to our authorized accounts. National Beverage carries, stores and maintains the finished products.

Our agreement with National Beverage has an initial term of five years, expiring on December 31, 2011. Thereafter, the agreement automatically renews in perpetuity for successive additional five-year periods unless terminated by either party as specified in the agreement. We may not terminate the agreement prior to that date unless National Beverage is in material default, and National Beverage will have the right to terminate our agreement upon six months notice at any time after December 31, 2009. The agreement also provides National Beverage the first right to pack and distribute any new products that we desire to sell through warehouse distribution.

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

For our Jones GABA product, which was introduced in February 2009, we obtain the key ingredient, GABA, pursuant to our supply agreement with Pharma Foods International (“PFI”), Mitsubishi Corporation (“MC”) and Mitsubishi International Food Ingredients (“MIFI”). Under the supply agreement, as amended in March 2009, PFI agrees to manufacture and sell, using MC and MIFI as international intermediaries, Pharma GABA to us, and has granted us the non-exclusive right to use Pharma GABA in specified beverage applications throughout the world. We have certain purchase obligations under the supply agreement which are described in further detail in Part I, Item 7, of this report under “Contractual Obligations.” The supply agreement terminates on July 31, 2010, subject to earlier termination if any party defaults in performing any of its obligations under the agreement and fails to correct such default within one month after notice of default. Although we believe we can obtain adequate supplies of GABA from other sources in synthetic form, Pharma GABA is the only naturally produced form of GABA on the market at this time and we believe may give us a competitive advantage over other beverage products that may include synthetic forms of GABA. There can be no assurance, however, that PFI will continue to supply us with Pharma GABA on acceptable terms beyond the termination date of our current supply agreement, in which case we would be required to obtain synthetic forms of GABA in order to continue to produce our products.

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

In addition, with our shift to production using pure cane sugar rather than high fructose corn syrup, we utilize considerable quantities of pure cane sugar. We have three pure cane sugar suppliers and have entered into one to two year supply agreements at fixed prices.

The prices of raw materials such as bottles, sugar and certain other ingredients continued to increase in 2008. These increased costs, together with increased costs primarily of energy, gas and freight resulted in increases in certain product costs which exerted pressure on our gross margins in 2008. For 2009, we have one glass supplier with whom we entered into a two year supply agreement at fixed prices. We are still subject to freight surcharges in addition to these agreements, but anticipate a stabilization or reduction of these costs in 2009 due to lower fuel prices.

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

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada and the U.S. Food and Drug Administration (FDA). The FDA and Agriculture and Agri-Food Canada also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the United States and various other markets. Some of these packagers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the United States and Canada requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-

refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container — related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and Canada.

Trademarks, Flavor Concentrate Trade Secrets and Patents

We own a number of trademarks, including, in the United States and Canada, “Jones Soda Co.®,” “Jones Pure Cane Sodatm,” “Jones 24Ctm,” “Jones GABAtm,” “Jones Naturals®,” “Whoop Ass Energy Drink®” and “Jones Energytm”. In the United States our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the United States, they may be renewed for a nominal fee. In addition, we have trademark protection in the United States and Canada for a number of other trademarks for slogans and product designs, including “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design®,” “Whoop Ass and Design®”, “Corn Is For Cars... Sugar Is For Soda®,” “Run with the Little Guy!®” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.®”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 37 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity agreements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

We have two patents on our “myJones.com” web-based customized branded label process. In December 2002, the U.S. Patent and Trademark Office issued us Patent No. 6,493,677, and in January 2005 they issued to us Patent No. 6,845,365 B2, both entitled “Method and Apparatus for Creating and Ordering Customized Branded Merchandise over a Computer Network”. The term of U.S. patents is 20 years from the date of filing. We intend to explore potential licensing arrangements with third parties to commercialize this patented methodology and defend against patent violations.

We consider our trademarks, patents and trade secrets to be of considerable value and importance to our business.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include:

•	distribution;

•	shelf-management;

•	sponsorships;

•	licensing;

•	brand name;

•	brand image;

•	price;

•	labeling and packaging;

•	advertising;

•	product quality and taste;

•	trade and consumer promotions; and

•	development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Cadbury Schweppes (Stewarts and IBC) and Thomas Kemper. We also compete against Coca Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors, as well as against other category leaders such as Red Bull and Monster for the energy drink category. As of the date of this report, we believe we are the only beverage company manufacturing and distributing product containing GABA in the U.S.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Sodatm is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Pure Cane Sodatm brand, we sell Jones 24Ctm, Jones GABAtm, Jones Organicstm, Jones Naturals®, and Whoop Ass Energy Drink®, as complementary products that may replace other non-carbonated single-serve fruit beverages, ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Pure Cane Sodatm in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create fashionable brands, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Pure Cane Sodatm, Jones 24Ctm, Jones GABAtm, Jones Organicstm, Jones Naturals®, and Whoop Ass Energy Drink® products are priced in the same price range or higher than competitive New Age beverage brands and products and compete on quality through our premium product offerings.

Seasonality

As is typical in the beverage industry, our sales are seasonal. In a typical year, approximately 57% of our sales occur from April to September and approximately 43% occur from October to March. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions.

Employees

As of December 31, 2008, we had 65 employees: 33 were employed in sales and marketing capacities, 19 were employed in administrative capacities, and 13 were employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

Securities Exchange Act Reports and other Available Information

We make available on or through our website at www.jonessoda.com (under “About Jones — Investor Relations — Financial Reports”) certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings and amendments thereof. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

In addition, the following corporate governance materials are also available on our website under “About Jones — Investor Relations — Corporate Governance:”

•	Audit Committee Charter

•	Compensation and Governance Committee Charter

•	Nominating Committee Charter

•	Code of Conduct applicable to all directors, officers and employees of Jones Soda Co.

•	Code of Ethics for our CEO and senior financial officers.

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., Corporate Offices, 234 Ninth Avenue North, Seattle, Washington 98109.

EXECUTIVE OFFICERS

Our executive officers as of December 31, 2008 are as follows:

			Officer
Name	Age	Position	Since

Stephen C. Jones	53	Chief Executive Officer and Director	2008
Jonathan J. Ricci	40	Chief Operating Officer and Director	2008
Michael R. O’Brien	42	Chief Financial Officer and Secretary	2008
Thomas P. O’Neill	40	Executive Vice President of Sales	2008

Mr. Jones has served as our Chief Executive Officer or Interim Chief Executive Officer since January 1, 2008, and has served as one of the Company’s directors since March 2006. Mr. Jones will resign from his position as our Chief Executive Officer effective May 1, 2009, but will continue to serve as a member of our Board of Directors. Mr. Jones is a former executive of The Coca-Cola Company (Coca Cola) where he spent 17 years from 1986 to 2003 in various marketing and operations roles. In addition to operating Coca-Cola in Great Britain and Japan, Mr. Jones was Chief Executive Officer of The Minute Maid Company in Houston and Chief Marketing Officer of Coca Cola in Atlanta. Mr. Jones founded Brand Ignition, which consults with companies regarding growth strategies and private equity opportunities, in 2003 with two other partners. In 2006, Mr. Jones partnered with Denneen and Company, a Boston-based strategy consulting company on several international consulting assignments. In June 2007, Mr. Jones launched an artisan food production kitchen, Calabria Mia Fine Foods in Toronto. Mr. Jones earned a Bachelor of Arts degree from the University of Toronto.

Mr. Ricci joined Jones Soda as Chief Operating Officer in January 2008 and has served as one of the Company’s directors since June 2008. He will become our President and Chief Executive Officer effective May 1, 2009. From May 2003 to January 2008, Mr. Ricci served as General Manager of Columbia Distributing Company, a beverage distribution company, and previously served as its Vice President of Process Improvement and Human Resources from November 2002 to May 2003 and as its Regional Vice President of Sales and Marketing from November 2000 until October 2002. Mr. Ricci also spent 9 years at McNeil Consumer Products in various sales and marketing roles. Mr. Ricci received a B.S. in Business Education from Oregon State University.

Mr. O’Brien joined Jones Soda in September 2008 as Chief Financial Officer and Corporate Secretary. Prior to joining Jones Soda, he served as Chief Financial Officer of Pyramid Breweries Inc., a craft beer brewer, from September 2006 until August 2008. Prior to that, Mr. O’Brien served as Chief Financial Officer of Medisystems Corporation, a designer and manufacturer of disposable medical devices, from 2002 until September 2006. From 1999 to 2002, Mr. O’Brien held positions of Corporate Controller and Chief Financial Officer of Flow International Corporation, which develops and manufacturers ultra high-pressure waterjet technology, and provides robotics and assembly equipment. Mr. O’Brien earned a Bachelor of Arts degree in accounting from Western Washington University and a Masters of Business Administration degree from Seattle University. Mr. O’Brien is also a certified public accountant.

Mr. O’Neill joined Jones Soda in April 2008 as Executive Vice President of Sales. Prior to joining Jones Soda, Mr. O’Neill had been Vice President of Global Sales for SynergEyes, Inc., a contact lens manufacturer, since July 2006. From August 2005 until July 2006, he served as Vice President of Sales for Valeant Pharmaceuticals International, a pharmaceutical company, and from February 2002 to August 2005, Mr. O’Neill held a number of sales and marketing positions in the consumer packaged goods and pharmaceutical sectors of Johnson & Johnson. Mr. O’Neill received a Bachelor of Science in Business Administration/Marketing from The University of Akron.

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

Risk Factors Relating to Our Company and Our Business

If we are not able to manage our resources and successfully execute on our operating plan, our financial condition and results of operation could be materially adversely affected.

We have incurred net losses of $15.2 million and $11.6 million for the years ended December 31, 2008 and 2007, respectively, and have used a significant amount of our cash resources during this period to fund our net losses and working capital and capital expenditure requirements. As of December 31, 2008, we had cash, cash-equivalents and short-term investment of approximately $12.6 million, compared to approximately $27.8 million as of December 31, 2007. Additionally, we had accumulated deficits of $29.4 million and $14.2 million as of December 31, 2008 and 2007, respectively. Cash used in operations for the years ended December 30, 2008 and 2007 was $14.5 million and $3.3 million, respectively.

Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009 and beyond. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. We arrived at our revenue projections for our 2009 operating plan after careful consideration of the macroeconomic factors stemming from the global economic crisis, with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business. Further, we implemented cost containment measures in the fourth quarter of 2008 and early 2009, including reductions in workforce, to further align our cost structure with our revenue projections. Although we do not believe we are dependent on new product launches to generate sufficient cash flow from operations in 2009, we believe the launch of Jones GABA during the first quarter, plus corresponding line extensions of this product, will help to enhance our sales growth into new markets and consumer groups. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy and are prepared, if necessary, to take further action to conserve cash, including further cost reductions in sales, marketing and general and administrative areas. Even with these measures, we do not anticipate reaching profitability in 2009. Moreover, there can be no assurance that we will be able to successfully execute on our operating plan, which is subject to a number of risks described in this “Risk Factors” section and elsewhere in this Report. In that case, we may not be able to generate the level of revenue that we expect or that is necessary to generate the cash flow from operations that we will require. If that happens, we may be required to seek additional financing to fund our working capital and capital expenditure requirements.

With respect to additional financing sources, in November 2008, our $15 million line of credit was terminated. Accordingly, we no longer have this facility available to us to fund any cash shortfall. Although we never drew on this facility, and our current operating plan for 2009 does not depend on obtaining financing, if we have financing requirements in the future there can be no assurance that additional debt or equity financing will be available to us on acceptable terms, particularly in light of our financial condition, results of operations and the global economic crisis. In that case, we may be forced to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or other aspects of our operations, including but not limited to a further reduction in workforce. In addition, we may have to pursue various other strategies to secure additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives. There can be no assurance that our efforts in this regard will result in any agreements or transactions. Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, could have a materially adverse impact on our financial conditions and results of operations.

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

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;

•	our ability to price our products at levels competitive with those of competing products; and

•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors, retailers and brokers in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We have entered into written agreements with many of our distributors in the U.S. and Canada, with terms ranging from one to five years. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases under many of those agreements, and most of the agreements may be terminated at any time generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

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

We currently have distribution arrangements with several large national retail accounts to distribute our products directly through their venues; these retailers include Barnes & Noble, Panera Bread Company, Ruby Tuesday and Alaska & Horizon Airlines. We believe that our “direct to retail” program has increased our national visibility among consumers; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. The exception is our agreement with Alaska & Horizon Airlines which can be terminated with 120 days written notice from either party. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition and consolidated results of operations. For example, in 2008, Walmart stopped carrying our product line in its stores, which negatively impacted our sales and results of operations in 2008. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

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

Our business plan and future growth depend in part on our launch of Jones GABA. If we are unable to successfully implement this strategy, our results of operations and financial condition could be adversely affected.

We have allocated significant resources in our efforts to launch Jones GABA in the first quarter of 2009, and our financial condition and results of operation for 2009 will depend, in part, on the success of this product. This success depends in part on our ability to successfully launch Jones GABA and market the product’s ability to enhance levels of mental clarity and focus, as studies have shown. Jones GABA is our first entry into beverage products containing GABA and much of our success will depend on our ability to gain new points of distribution through our DSD channel. We must also be successful in developing DTR distribution for Jones GABA through existing DTR customers and obtaining new listings in customers that currently do not have points of distribution. Our ability to develop points of distribution for Jones GABA will depend on a number of factors, including:

•	the level of demand for our brands and products, including Jones GABA, in particular regions;

•	our ability to price Jones GABA at competitive levels;

•	our ability to promote and advertise Jones GABA; and

•	our ability to deliver Jones GABA in the quantity and at the time ordered by retailers.

We may not be able to perform on all or any of these factors in any of our current or prospective geographic areas of distribution, in which case our results of operations and financial condition will suffer.

In addition, Jones GABA will be launched as a premium priced item and part of a new emerging category of functional beverages. The current economic climate may not support a premium priced beverage entry at the level of our expectations for the product line. If we are forced to lower price points due to economic conditions, our efforts may prove to be unsuccessful or unprofitable, in which case our results of operations and financial condition will suffer.

We are dependent on National Beverage’s production capacity and capabilities to meet the demand for Jones products in the grocery and mass merchant channel in the U.S.

In 2006, we entered into an agreement with National Beverage pursuant to which, beginning in 2007, National Beverage generally has the exclusive right in the United States to manufacture and distribute Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles in the grocery and mass merchant channel. The agreement has an initial term of five years, expiring on December 31, 2011, and we may not terminate the agreement prior to that date unless National Beverage is in material default. As a result, our success in the CSD industry will depend to a significant extent on the performance of National Beverage. If National Beverage fails to perform adequately, because, for example, it is unable to manufacture our products in sufficient quantities to meet demand in a timely manner (due to a shortfall in agreed upon capacity in one or all of their factories or significantly increased demand or other reasons) or does not provide acceptable customer service to our grocery and mass merchant customers, our ability to gain market acceptance in the CSD industry could be materially adversely affected and our results of operations would suffer. In addition, National Beverage may be unable to pass cost increases to retailers, thereby reducing our profits from sales in the CSD channel.

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

Our sponsorship agreements with the Seattle Seahawks, the New Jersey Nets and to a lesser extent the Portland Trail Blazers, require us to make substantial annual payments in exchange for certain promotional and branding benefits. There can be no assurance, however, that the benefit we anticipate from those and similar agreements, including exclusive beverage rights and other branding opportunities, will compensate for the annual payment commitments required by the agreements. These commitments are significant, totaling approximately $10.6 million over the remaining terms of the agreements as of December 31, 2008 (see the table of “Contractual Obligations” included under Item 7 of this Report). Moreover, there can be no assurance that our association with these particular teams will have a positive effect on our image and brand. There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the majority of the equipment required to manufacture and package our beverage products and do not anticipate increasing such capabilities in the future. As a consequence, we depend on third parties and contract packers to produce our beverage products and deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for contract packers’ business is intense, especially in the western United States, and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. Our contract packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

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

The principal raw materials we use include aluminum cans and glass bottles, labels and cardboard cartons, aluminum and steel closures, juices, flavorings, sucrose/inverted cane sugar and sucralose, and fortification ingredients which include vitamins, minerals and Pharma GABA. The costs of our ingredients are subject to fluctuation. In addition, with our shift to production using pure cane sugar instead of high fructose corn syrup, we utilize considerable quantities of pure cane sugar. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of pure cane sugar, sucrose, trays and labels increased in early 2008. In addition, certain of our contract packing arrangements allow such contract packers to increase their charges based on certain of their own cost increases. Although we have mitigated this risk for 2009 through fixed-price purchase commitments for sugar and glass, we are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any such increases on to our customers.

We have entered into a supply agreement to obtain the key ingredient for our Jones GABA product, Pharma GABA. The supply agreement terminates on July 31, 2010, subject to earlier termination if any party defaults in performing any of its obligations under the agreement and fails to correct such default within one month after notice of default. Although we believe we can obtain adequate supplies of GABA from other sources in synthetic form, Pharma GABA is the only naturally produced form of GABA on the market at this time and we believe may give us a competitive advantage over other beverage products that may include synthetic forms of GABA. There can be no assurance, however, that our supplier will continue to supply us with Pharma GABA on acceptable terms beyond the termination date of our current supply agreement, in which case we would be required to obtain synthetic forms of GABA in order to continue to produce our products. This may affect the quality or consumer acceptance of our product, which could negatively affect our results of operations and financial condition.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, cans, glass, labels, flavors, supplements, and certain sweeteners, or sufficient packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

In addition, because of changing government regulations or implementation thereof, allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Adverse publicity surrounding obesity concerns, water usage and other concerns could negatively affect our overall reputation and our products’ acceptance by consumers.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, there has been high turnover among our senior executive officers, and all current executive officers began their tenure at the Company in 2008. Any unplanned turnover, particularly involving one of our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks, patents and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patents and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, patented processes, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

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

Securities class action derivative lawsuits have been filed against us and current and former officers and members of the Board of Directors. These lawsuits are described more fully in Part I, Item 3. “Legal Proceedings” and in Note 9 to our consolidated financial statements contained in this Form 10-K.

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

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, sports sponsorship agreements and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

For the year ended December 31, 2008, approximately 19% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2008, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.

Risk Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, consumers between the ages of 12 and 24. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although we believe that we have been relatively successful in establishing our brands as recognizable brands in the New Age beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones 24C, Jones GABA. Jones Organics, Jones Naturals, and Whoop Ass brands will also be substantially dependent upon acceptance of the Jones Pure Cane Soda brand. Accordingly, any failure of our Jones Pure Cane Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

As is typical in the beverage industry, our sales are seasonal. In a typical year, approximately 57% of our sales occur from April to September and approximately 43% occur from October to March. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

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

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•	Our ability to develop and expand distribution channels for current and new products, particularly with respect to Jones GABA, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	Our ability to manage our operating expenses to sufficiently support general operating activities, slotting fees, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as cola, diet cola, lemon lime, vitamin-enhanced water beverages, and functional tea juice blends and enter into sponsorship agreements;

•	Our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myJones” programs;

•	Our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; and

•	Our ability to develop and market various products under our sports sponsorship agreements.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

The global economic crisis may adversely impact our business and results of operations.

The beverage industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets as a result of the global economic crisis have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. We also may be unable to access credit markets on favorable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, the credit status of our customers could be impacted, collectibility of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

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

We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price per share and $35 million minimum value of listed securities. Nasdaq has suspended the minimum bid price requirement for all listed companies through April 20, 2009. The level of trading activity of our common stock may decline if it is no longer listed on Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on the Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, or make it more difficult to for investors to buy or sell shares of our common stock. In addition, if we are not listed the Nasdaq Capital Market and/or if our public float remains below $75 million, we may be limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use one or more registration statements on SEC Form S-3 which could have a material adverse effect on our ability to raise capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease approximately 13,534 feet square of office space in Seattle, Washington for our principal executive and administrative offices, and for warehouse purposes. The lease term of five years expires in August 2011, and does not include an option to extend the lease. We believe our leased premises are suitable and adequate for their use. We do not own real property.

ITEM 3.	LEGAL PROCEEDINGS.

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No.  07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. The Court’s dismissal order requires plaintiffs to file a motion for leave to file any amended complaint. Plaintiffs’ deadline to file a motion to amend is March 25, 2009.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.

On August 27, 2008, Advanced Business Strategies filed a Complaint for Damages against us in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. Advanced Business Strategies has alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we asserted that Advanced Business Strategies is in breach of the agreement and has failed to mitigate its alleged damages. There is no trial date currently set and discovery is ongoing.

We are unable to predict the outcome of any of the actions described above.

In addition to the matters above, we are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA”. Effective February 20, 2009, we delisted from the TSX Venture Exchange in Canada (symbol “JSD”).

On November 28, 2005, we qualified for trading on the NASDAQ Capital Market. Prior to that time, our common stock had been traded on the OTC Bulletin Board since June 23, 2000. The following table shows, for each quarter of fiscal 2008 and 2007, the high and low closing sales prices as reported by the NASDAQ Capital Market.

	Nasdaq Capital Market
	High	Low

2008:
Fourth quarter	$1.55	$0.31
Third quarter	3.17	1.28
Second quarter	3.82	2.72
First quarter	7.41	2.38
2007:
Fourth quarter	$12.32	$5.94
Third quarter	17.93	8.80
Second quarter	31.54	13.83
First quarter	22.20	11.67

As of March 6, 2009, there were 26,454,391 shares of common stock issued and outstanding, held by approximately 317 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 6, 2009 was $0.78.

Dividends

We have never declared or paid any cash dividends with respect to our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

Stock Repurchases

The following table contains information for shares repurchased during the fourth quarter of 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs
(in $ ‘000)

October 1 to October 31, 2008	—	—	—	—
November 1 to November 30, 2008	—	—	—	—
December 1 to December 31, 2008	400	$.36	—	—

Total	400	$.36	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes. No shares were repurchased in 2007.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Jones Soda Co., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Jones Soda Co.	100.00	165.07	258.37	588.52	355.98	15.31
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	114.15	179.39	279.74	312.61	235.24

The graph above compares the cumulative 5-year total return of holders of Jones Soda Co.’s common stock with the cumulative total returns of the S&P 500 Index and the following group of peer companies from the beverage industry selected by us: Clearly Canadian Beverage Corp., Cott Corp., Hansen Natural Corp., Leading Brands Inc. and National Beverage Corp. The graph assumes that the value of a $100 investment in our common stock, in the peer group and on the S&P 500 on December 31, 2003 would provide a cumulative total return (including stock appreciation plus reinvestment of dividends) as indicated through December 31, 2008. The stock prices included in this graph are not necessarily indicative of future stock price performance.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Consolidated statements of operation data:
Revenue	$35,918	$39,831	$39,035	$33,511	$27,450
Cost of goods sold	(28,551)	(30,387)	(23,730)	(21,916)	(17,886)

Gross profit	7,367	9,444	15,305	11,595	9,564
Licensing revenue	170	334	684	724	109
Promotion and selling expenses	(12,292)	(11,857)	(8,480)	(7,667)	(5,956)
General and administrative expenses	(10,661)	(8,893)	(4,750)	(3,347)	(2,426)

Operating (loss) income	(15,416)	(10,972)	2,759	1,305	1,291
Other income, net	384	1,498	913	29	53

(Loss) income before income taxes	(15,032)	(9,474)	3,672	1,334	1,344
Income tax (expense) benefit	(203)	(2,155)	902	(51)	(14)

Net (loss) income	(15,235)	(11,629)	4,574	1,283	1,330
Basic and diluted net (loss) income per share	$(0.58)	$(0.45)	$0.19	$0.06	$0.06

	As of December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)

Balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$15,054	$32,268	$37,139	$4,876	$3,168
Fixed assets, net	2,099	2,498	2,171	663	682
Total assets	24,315	41,625	47,952	10,453	7,851
Long-term liabilities	396	474	15	88	114
Working capital	17,674	31,482	39,474	5,699	3,780

	Year Ended December 31,
	2008	2007	2006	2005	2004

288-ounce equivalent case sales:
Finished products case sales	2,886,000	3,126,000	2,592,000	2,569,000	2,258,000
Concentrate case sales	1,501,000	2,670,000	2,167,000	—	—

Total case sales	4,387,000	5,796,000	4,759,000	2,569,000	2,258,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, produce, market and distribute a range of premium beverages. With the addition of Jones GABAtm in the first quarter of 2009, our premium beverages include the following six brands:

•	Jones Pure Cane Sodatm, a premium carbonated soft drink;

•	Jones 24Ctm, an enhanced water beverage;

•	Jones GABAtm, a functional tea juice blend;

•	Jones Organicstm, a ready-to-drink organic tea;

•	Jones Naturals®, a non-carbonated juice & tea; and

•	WhoopAss®, a citrus energy drink.

We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, national retail accounts, which we refer to as our direct to retail (DTR) channel, as well as through licensing and distribution arrangements. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage) to manufacture and distribute Jones Soda 12-ounce cans to the more mainstream channels and in-store locations in an effort to expand our points of availability within all stores including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Beginning in January 2007, National Beverage Corp. started selling Jones Pure Cane Soda to retailers in the grocery and mass merchant channels in the U.S. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. Finally, we also sell various products on-line which we refer to as our interactive channel and sell customized soda, wearables, candy and other items.

Our products are sold in 50 states in the U.S. and 9 provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition we are expanding our international business outside of North America and have entered the markets of Ireland, the United Kingdom (UK) and Australia through independent distributors.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with three companies. With these licensing agreements, we believe that we are able to partner with companies that will manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image. We do not expect this business to be a material part of our operations in 2009.

Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets (primarily within North America), stimulating consumer awareness and trial of our products leading to increased relevance and purchase intent of our brands. Our business strategy focuses on:

•	expanding points of distribution for our products;

•	creating strong alignment with our key distributors;

•	developing innovative beverage brands and products;

•	stimulating strong consumer demand for our existing brands and products, with primary emphasis in the U.S. and Canada;

•	inviting consumers to participate in our brand through submission of photographs to be placed on labels through our interactive application of my Jones.com;

•	licensing our brand equity for the creation of other beverage or non-beverage products; and

•	licensing our patented custom-label process to non-competitive products.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Sodatm is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In February 2009, we launched Jones GABA, our first line of beverage products containing Pharma GABA, offered in a 12-ounce can. We will market this tea and juice blended beverage by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides.

We have allocated significant resources in our efforts to launch Jones GABA in the first quarter of 2009. Our results with respect to Jones GABA depend in part on our ability to successfully launch Jones GABA and market the product’s ability to enhance levels of mental clarity and focus, as studies have shown. Jones GABA is our first entry into beverage products containing GABA and much of our success will depend on our ability to gain new points of distribution through our DSD channel. We must also be successful in developing DTR distribution for Jones GABA through existing DTR customers and obtain new listings with customers that currently do not have points of distribution. Jones GABA will be launched as a premium priced item and part of a new emerging category of functional beverages. The current economic environment may not support a premium priced beverage entry at the level of our expectations for the product line.

The beverage industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets as a result of the global economic crisis have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009 and beyond. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. We arrived at our revenue projections for our 2009 operating plan after careful consideration of the macroeconomic factors stemming from the global economic crisis, with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business. Further, we implemented cost containment measures in the fourth quarter of 2008 and early 2009, including reductions in workforce, to further align our cost structure with our revenue projections. Although we do not believe we are dependent on new product launches to generate sufficient cash flow from operations in 2009, we believe our new higher-margin product introductions in 2009, including the launch of Jones GABA during the first quarter, will help to enhance our sales growth into new markets and consumer groups. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Even with these measures, we do not anticipate reaching profitability in 2009. Refer to “Liquidity and Capital Resources” included in Item 7 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue

For the year ended December 31, 2008, revenue was approximately $35.9 million, a decrease of $3.9 million, or 9.8% from $39.8 million in revenue for the year ended December 31, 2007. The decrease in revenue was primarily attributable to a 7.7% decrease in case sales through our DTR and DSD channels to 2.9 million cases as well as a 43.8% decrease in case sales of concentrate to National Beverage to 1.5 million cases due to the nationwide launch of cans in 2007 which resulted in sufficient inventory levels through the initial launch and reduced the demand for new orders in 2008. These decreases were offset by a reduction of 11.3%, or $580,000, in promotion allowances and slotting fees, which are a reduction to revenue, to $4.5 million from $5.1 million. This resulted from fewer promotion allowance programs in the latter part of 2008 due to lower sales volumes and our cost containment measures which are anticipated to contribute to a continued decline in promotion allowance programs in 2009. Revenues in our DSD channel decreased in 2008 compared to the prior year as a result of lower shipments of Jones Soda glass bottles, our core product, due to a discontinuation of distribution points at some key retailers but this decrease was partially offset by the benefit of a full year of sales of 24C which was launched in September 2007. DTR channel revenue was negatively impacted in 2008 compared to 2007 due to a reduction in the number of retail stores carrying Jones Soda as well as the discontinuance of the Jones Soda 12-ounce bottles at a major retailer.

Gross Profit

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Gross profit	$7,367	$9,444	(22.0)%
% of Revenue	20.5%	23.7%

For the year ended December 31, 2008, gross profit decreased by approximately $2.1 million or 22.0% as compared to $9.4 million in gross profit for the year ended December 31, 2007. This was primarily a result of lower sales volumes in our DTR channel due to a reduction in the number of retail stores carrying Jones Soda as well as the discontinuance of the Jones Soda 12-ounce bottles at a major retailer. Also contributing to the decrease in gross profit was an increase in freight costs and the shutdown of our St. Louis co-packer which resulted in longer shipping distances to customers in our Midwest and Southeast markets. In 2008, gross profit as a percentage of revenue decreased to 20.5% from 23.7% in 2007.

Licensing Revenue

Licensing revenue decreased 49%, or $164,000 to $170,000 for the year ended December 31, 2008, from $334,000 for the year ended December 31, 2007, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.

Promotion and Selling Expenses

Promotion and selling expenses for the year ended December 31, 2008 were $12.3 million, an increase of $435,000, or 3.7%, over $11.9 million for the year ended December 31, 2007. Promotion and selling expenses as a percentage of revenue increased to 34.2% for the year ended December 31, 2008, from 29.8% in 2007. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $539,000, to $7.2 million, or 20.0% of revenue. This increase was primarily due to increases in sales personnel in conjunction with the emphasis on the CSD channel until the strategic refocus in the fourth quarter of 2008 resulting in a reduction in force. The effect of the workforce reduction is expected to reduce ongoing promotion and selling expenses in 2009. Also contributing to the increase in promotion and selling expenses was an increase in marketing expenses of $99,000 to $4.8 million, or 13.2% of revenue, for 2008 from $4.7 million in 2007. This was primarily due to increases in brand building efforts including promotional events and sponsorships which were offset by a decrease in marketing expense.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $10.7 million, an increase of $1.8 million or 19.9%, compared to $8.9 million for the year ended December 31, 2007. General and administrative expenses as a percentage of revenue increased to 29.7% for the year ended December 31, 2008 from 22.4% in 2007. The increase in general and administrative expenses was primarily due to an increase in professional fees, including legal fees relating to our securities litigation matter and accounting fees, as well as executive transition expenses of approximately $423,000.

Other Income, Net

Other income, net decreased to $384,000 for the year ended December 31, 2008, from $1.5 million in 2007, primarily due to a decrease in interest income due to lower levels of cash and short-term investments and lower levels of effective interest rates compared to 2007.

Income Tax (Expense) Benefit

Provision for income taxes for the years ended December 31, 2008 and 2007 was $203,000 and $2.2 million, respectively. The tax provision for the year ended December 31, 2008 relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2008 increased to $15.2 million from a net loss of $11.6 million for the year ended December 31, 2007. This was primarily due to lower sales in our DTR and DSD channels combined with increased promotion and selling expenses in conjunction with the emphasis on the CSD channel as well as an increase in general and administrative expense primarily resulting from our securities litigation matter and executive transition expenses.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue

For the year ended December 31, 2007, revenue was approximately $39.8 million, an increase of $796,000, or 2.0% from $39.0 million in revenues for the year ended December 31, 2006. The increase in revenues was primarily attributable to a 21.8% increase in case sales through our DTR, DSD and CSD channels to 5.8 million cases. The increase in case sales was primarily due to an increase in case sales of Jones Soda 12-ounce bottles and 24C, our enhanced water beverage launched in the first quarter 2007, through our DTR and DSD network, as well as a higher overall price per case in 2007. Concentrate case sales to National Beverage for the year ended December 31, 2007 were higher than in 2006, as sales in 2007 include sales of concentrate of Jones Pure Cane Soda and Jones Energy, while concentrate case sales in fiscal 2006 consisted solely of Jones Energy concentrate sales during the second quarter of 2006 and Jones Soda concentrate sales in the fourth quarter of 2006. The increase in concentrate sales of Jones Pure Cane Soda to National Beverage in 2007 was primarily in preparation of the launch of our 12-ounce cans in 2007. The increases in revenue were offset by an increase in promotion allowances and slotting fees, which are a reduction to revenue, to $5.1 million from $480,000 in 2006, primarily resulting from the slotting fees incurred to gain entry into the CSD channel for our 12-ounce cans.

Gross Profit

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Gross profit	$9,444	$15,305	(38.3)%
% of Revenue	23.7%	39.2%

For the year ended December 31, 2007, gross profit decreased by approximately $5.9 million or 38.3% as compared to $15.3 million in gross profit for the year ended December 31, 2006. This decrease was primarily as a result of increased promotion allowances and slotting fees to $5.1 million in 2007 from $480,000 in 2006 due to the nationwide launch of cans in 2007 through our CSD channel. The decrease was also due to inventory provisions and write-downs of approximately $1.7 million related to, among other items, the transition from high fructose corn syrup to pure cane sugar production during the first three quarters, the discontinuance of our 16-ounce Jones Soda cans and certain special packs and flavors in the fourth quarter. Changes in product mix and sales mix in the DSD and DTR channels also contributed to the lower gross profit as we shipped more product to our DTR customers, where we receive lower gross profit than shipments to our distributors. Additionally, in 2007 we continued to experience higher co-packing costs for some of our products due to increases in energy costs, co-packing fees and freight costs. In response, we continued to shift a portion of our bottling requirements to our U.S co-packers in an effort to reduce freight and co-packing costs. In 2007, gross profit as a percentage of revenue decreased to 23.7% from 39.2% in 2006.

Licensing Revenue

Licensing revenue decreased 51.2%, or $350,000, to $334,000 for the year ended December 31, 2007 from $684,000 for the year ended December 31, 2006 and consisted primarily of our exclusive arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy and remaining royalties on the sale of remaining high fructose corn syrup inventory through Target Corporation. In contrast, for the year ended December 31, 2006, licensing revenue consisted primarily of royalty payments on the sale of 12-ounce cans pursuant to our exclusive licensing arrangement with Target Corporation that expired on December 31, 2006, and to a lesser extent our licensing arrangement with Big Sky Brands.

Promotion and Selling Expenses

Promotion and selling expenses for the year ended December 31, 2007 were $11.9 million, an increase of $3.4 million, or 39.8%, over $8.5 million for the year ended December 31, 2006. Promotion and selling expenses as a percentage of revenue increased to 29.8% for the year ended December 31, 2007, from 21.7% in 2006. The increase in promotion and selling expenses was primarily due to increased promotion expenses resulting from our entry into the CSD channel and our introduction of 24C in various markets in our DSD channel and increased headcount in senior sales and marketing positions in 2007. The increase in promotion and selling expenses in 2007 was also due to hiring a national advertising agency to develop an advertising campaign for our Jones Soda products. Further, 2007 was the first year we incurred expenses related to our Sponsorship Agreement with the Seahawks and New Jersey Nets which included amounts amortized relating to the sponsorship fees, product development costs and marketing costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $8.9 million, an increase of $4.1 million or 87.2%, compared to $4.8 million for the year ended December 31, 2006. General and administrative expenses as a percentage of revenue increased to 22.4% for 2007 from 12.2% in 2006. The increase in general and administrative expenses was primarily due to the executive transition expenses of approximately $1.1 million, a significant increase in legal fees relating to our securities litigation matter, increased negotiation costs of various customer and supplier agreements, audit and consulting fees related to Sarbanes-Oxley Section 404 compliance, depreciation and amortization and stock-based compensation.

Other Income, Net

For the year ended December 31, 2007, other income, net was approximately $1.5 million compared to approximately $913,000 in 2006 primarily due to interest income from the funds we received from our June 2006 equity offering that were available for the entire year and foreign currency translation gains. Interest income consists of interest income earned on cash on-hand and short-term investments which were invested in money market and short-term fixed-income instruments.

Income Taxes (Expense) Benefit

For the year ended December 31, 2007, we recorded a valuation allowance on our deferred taxes in the fourth quarter and, thus, recorded a net income tax expense of $2.2 million compared to an income tax benefit of $903,000 in 2006. The tax provision for the year ended December 31, 2007, is based on an expected annual effective tax rate of (22.35)%, compared to a U.S. statutory rate of 34%. The actual effective tax rate for the year ended December 31, 2007 differs from 2006 due primarily to the recording of the valuation allowance on the U.S. deferred tax assets. The tax provision for the year ended December 31, 2006 is based on an effective tax rate of (25.6)% compared to a U.S. statutory rate of 34%. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the related effective tax rates in those jurisdictions.

Net (Loss) Income

Net loss for the year ended December 31, 2007 was approximately $11.6 million compared to net income of $4.6 million in 2006. The decrease in net income was due to an increase in slotting fees costs, promotion allowances and operating expenses. Operating expenses increased due to increased trade promotion spending for CSD and DSD channels, increased expenses related to increased hiring in sales, marketing and operations departments, depreciation and amortization and legal and compliance costs.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, we had cash, cash-equivalents and short-term investment of approximately $12.6 million and $27.8 million, respectively and working capital of $17.7 million and $31.5 million, respectively. Accumulated deficit increased to $29.4 million as of December 31, 2008 over the prior year’s deficit of $14.2 million. This increase in our accumulated deficit is due to net losses from operations that we have incurred in each of the last six fiscal quarters. During these periods, we have used a significant amount of our cash resources to fund our net losses and working capital requirements.

Net cash used in operating activities in 2008 increased to $14.5 million compared to $3.3 million in 2007, for a year-over-year increase of $11.2 million. This increase in net cash used in operating activities was primarily due to the increase in our net loss, excluding the one-time non-cash deferred income tax expense in the prior year, driven by lower sales in our DTR and DSD channels combined with increased promotion and selling expenses in connection with the emphasis on the CSD channel in the first three quarters of 2008. Also contributing to net cash used in operating activities was an increase in general and administrative expense primarily resulting from our securities litigation matter and executive transition. Additionally, significant decreases from December 31, 2007 to December 31, 2008 in accounts payable (due in part to the decrease in trade spend expenses as a result of cost containment measures in late 2008) were partially offset by decreases in accounts receivable (due primarily to the decline in DTR and DSD channel revenue) contributed to the increase in cash used by operations.

Net cash provided by investing activities totaled approximately $8.5 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively, primarily due to sale of short-term investments offset to a lesser extent, by purchases of fixed assets.

Net cash used in financing activities was approximately $88,000 for the year ended December 31, 2008, and consisted primarily of payments on our capital lease obligations compared to net cash provided by financing activities for the year ended December 31, 2007 of $1.5 million comprised primarily of proceeds from exercises of stock options.

In early October 2008, we implemented a reduction in workforce that reduced our staff by approximately 30% whose annualized salaries and benefits were approximately $2.6 million. The workforce reduction was implemented in an effort to reduce ongoing operating expenses and improve our overall efficiency. Severance and termination benefits to the affected employees were not material to our financial results for the fourth quarter of 2008.

In November 2008, our $15 million line of credit with Key Bank National Association was terminated after discussions that were initiated by Key Bank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with Key Bank but these alternatives would have required us to maintain a fully secured position at all times on the loan, which we did not consider to be an effective lending position. As a result, we elected not to pursue such alternatives. We remained in compliance with all covenants through the termination date.

Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009 and beyond. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. We arrived at our revenue projections for our 2009 operating plan after careful consideration of the macroeconomic factors stemming from the global economic crisis, with an emphasis on our higher-margin core products, including our Jones Pure Cane Soda glass bottle business. Further, we implemented cost containment measures in the fourth quarter of 2008 and early 2009, including reductions in workforce, to further align our cost structure with our revenue projections. Although we do not believe we are dependent on new product launches to generate sufficient cash flow from operations in 2009, we believe the launch of Jones GABA during the first quarter, plus corresponding the extensions of this product, will help to enhance our sales growth into new markets and consumer groups. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy and are prepared, if necessary, to take further action to conserve cash, including further cost reductions in sales, marketing and general and administrative areas. Even with these measures, we do not anticipate reaching profitability in 2009.

Our current operating plan for 2009 does not depend on obtaining financing; however, if we are unable to generate sufficient cash flow from operations to cover our working capital and capital expenditure requirements, we may need to obtain funds through additional financing or securing a replacement credit facility, which may not be available to us on acceptable terms, if at all. In addition, we may have to explore various strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives. There can be no assurance that our efforts in this regard will result in any agreements or transactions.

Contractual Obligations

Our commitments as of December 31, 2008 with respect to known contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	5 Years

Capital lease obligations	$539	$186	$285	$68	$—
Operating lease obligations	494	200	294	—	—
Sponsorships	10,562	1,224	5,633	3,330	375
Purchase obligations	8,684	7,217	1,467	—	—

TOTAL	$20,279	$8,827	$7,679	$3,398	$375

Our sponsorship obligations include commitments under our Sponsorship Agreements with the Seattle Seahawks, the New Jersey Nets and the Portland Trail Blazers. These obligations vary in terms and commit us to payments from 2008 to 2016. We describe these arrangements in Part I, Item 1 (Business) of this report.

Purchase obligations reflected in the table above include approximately $5 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.8 million in glass under our supply agreement with our glass supplier. They are include commitments under our Pharma GABA supply agreement to order approximately $1.8 million of Pharma GABA by December 31, 2008 and, on or before January 31, 2009, to pay 50% of that amount, with the remaining portion to be paid in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009.

In addition, we are required to use our commercially reasonable best efforts to purchase an additional $8.4 million of Pharma GABA through the end of the term of the agreement in July 2010 according to the following schedule: (1) approximately $3.4 million of Pharma GABA by July 31, 2009 and (2) an additional approximately $5.1 million of Pharma GABA by July 31, 2010. The $8.4 million is not included in the table above because it does not represent a firm commitment.

We have no off-balance sheet arrangements.

Contingencies

We are subject to the possibility of losses from various contingencies. See Item 3 — Legal Proceedings for disclosure of the Federal Securities Class Action and Shareholder Derivative Litigation as well as other matters. We are unable to predict the outcome of these actions. These actions could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies and estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the Consolidated Financial Statements included in this Report.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and allowances in accordance with Emerging Issues Task Force (EITF) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made.

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product.

With respect to our CSD channel, we recognize revenue from the sale of concentrate to National Beverage Corp. on a gross basis upon receipt of concentrate by National Beverage. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our manufacturing and distribution agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. Generally we do not accept returns on sales of concentrate to National Beverage; however, in limited instances, due to product quality or other custom package commitments, we may accept returned product.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or market, which is based on estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether an allowance for obsolescence is required on products that are over 12 months from production date or any changes related to market conditions, slow-moving inventory or obsolete products.

Deferred Income Taxes

The determination of our provision of income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to their expiration, we are required to establish valuation allowances against that portion of deferred tax assets. The determination of required valuation allowances involves significant management judgment and is based upon our best estimate of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in expectations could result in significant adjustments to the valuation allowance and material changes to our provision for income taxes.

During the fourth quarter of fiscal 2007, we concluded that it was appropriate to record a charge of approximately $5.5 million to establish a full valuation allowance against the tax benefits arising from losses in our U.S. operations. As of December 31, 2007, we had incurred cumulative losses in recent years with respect to our U.S. operations, and we increased our cumulative losses in our U.S. operations by $15.1 million in 2008. In accordance with the relevant accounting guidance, we considered future projections of U.S. pretax income as a material factor in our analysis of the realizability of our net U.S. deferred tax assets. Nonetheless, it was difficult to overcome the cumulative losses and thus, we continue to establish a full valuation allowance against our U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. We analyze the realizability of our deferred tax assets on a quarterly basis, but reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies. No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No accruals exist under FIN 48 as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and commodity prices affecting the cost of raw materials (including, but not limited to, increases in the price of bottles, PET plastic bottles, as well as cane sugar), and the limited availability of certain raw materials and co-packer capacity. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We mitigate the risk of fluctuations in commodity prices through the purchase commitments we have for glass and sugar, which provide for a majority of our forecasted material demand. We have entered into fixed price purchase commitments with three pure cane sugar suppliers and one glass supplier for one to two year terms. We are still subject to freight surcharges in addition to these agreements, but anticipate a reduction in 2009 due to lower fuel prices.

With respect to foreign currency risk, approximately 21% of sales are international and primarily are comprised of sales to Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted Canadian exchange rates, as of December 31, 2008, to be material.

Additionally, we may be subject to interest rate risk on our investment portfolio to the extent we maintain an investment portfolio. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of December 31, 2008 is not material.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates or foreign currency fluctuations. We have entered into one-to to two-year agreements with our sugar suppliers for the supply of sugar at fixed prices. We have also entered into a two year agreement with our glass supplier for the supply of glass at fixed prices. We do not use futures contracts to hedge against fluctuations in commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jones Soda Co.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Jones Soda Co. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Jones Soda Co.:

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants
Vancouver, Canada
March 13, 2008

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,736	$17,858
Short-term investments	890	9,935
Accounts receivable, net of allowance of $330,000 and $317,000	2,428	4,475
Taxes receivable	258	—
Inventory	5,654	5,746
Deferred income tax asset, current portion	1	—
Prepaid expenses	1,151	822

Total current assets	22,118	38,836
Deferred income tax asset	98	118
Fixed assets	2,099	2,498
Intangible assets	—	173

Total assets	$24,315	$41,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469	$1,939
Accrued liabilities	2,788	5,055
Taxes payable	34	203
Capital lease obligations, current portion	153	157

Total current liabilities	4,444	7,354
Capital lease obligations	321	474
Long term liabilities — other	75	—
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000 issued and outstanding shares — 26,460,409 and 26,251,183 at December 31, 2008 and 2007, respectively	43,924	43,856
Additional paid-in capital	5,044	3,991
Accumulated other comprehensive (loss) income	(79)	129
Accumulated deficit	(29,414)	(14,179)

Total shareholders’ equity	19,475	33,797

Total liabilities and shareholders’ equity	$24,315	$41,625

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts

Revenue	$35,918	$39,831	$39,035
Cost of goods sold	28,551	30,387	23,730

Gross profit	7,367	9,444	15,305
Licensing revenue	170	334	684
Operating expenses:
Promotion and selling	12,292	11,857	8,480
General and administrative	10,661	8,893	4,750

	22,953	20,750	13,230

(Loss) income from operations	(15,416)	(10,972)	2,759
Other income, net	384	1,498	913

(Loss) income before income taxes	(15,032)	(9,474)	3,672
Income tax (expense) benefit:
Current	(168)	(293)	(242)
Deferred	(35)	(1,862)	1,144

	(203)	(2,155)	902

Net (loss) income	$(15,235)	$(11,629)	$4,574

Net (loss ) earnings per share:
Basic and diluted	$(0.58)	$(0.45)	$0.19

Weighted average common shares outstanding:
Basic	26,339,449	25,977,832	23,890,313
Diluted	26,339,449	25,977,832	24,629,318

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Number	Amount	Capital	(Loss) Income	Deficit	Equity
		(In thousands, except per share amounts)

Balance, December 31, 2005	21,616,596	$12,491	$765	$108	$(7,016)	$6,348
Cumulative effects of adjustments resulting from the adoption of SAB No. 108 (note 11)	—	—	—	—	(108)	(108)
Shares issued for PIPE	3,157,895	28,078	—	—	—	28,078
Cash received for options exercised	863,000	1,224	—	—	—	1,224
Stock options exercised, including income tax benefits	—	98	1,011	—	—	1,109
Stock-based compensation	—	—	1,057	—	—	1,057
Net income	—	—	—	—	4,574
Other comprehensive income, unrealized loss on available-for-sale short-term investments, net of tax	—	—	—	(12)	—
Comprehensive income						4,562

Balance, December 31, 2006	25,637,491	41,891	2,833	96	(2,550)	42,270
Cash received for options exercised	613,692	1,604	—	—	—	1,604
Exercise of stock options	—	361	(361)	—	—	—
Stock-based compensation	—	—	1,519	—	—	1,519
Net loss	—	—	—	—	(11,629)
Other comprehensive loss, realized gain on available-for-sale short-term investments, net of tax	—	—	—	12	—
Other comprehensive loss, unrealized gain on available-for-sale short-term investments, net of tax	—	—	—	21	—
Comprehensive loss	—					(11,596)

Balance, December 31, 2007	26,251,183	43,856	3,991	129	(14,179)	33,797
Exercise of stock options	87,500	68	—	—	—	68
Stock-based compensation	121,726	—	1,053	—	—	1,053
Net loss	—	—	—	—	(15,235)
Other comprehensive loss, realized gain on available-for-sale short-term investments, net of tax	—	—	—	(22)	—
Other comprehensive loss, foreign currency translation loss, net of tax	—	—	—	(186)	—
Comprehensive loss						(15,443)

Balance, December 31, 2008	26,460,409	$43,924	$5,044	$(79)	$(29,414)	$19,475

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

OPERATING ACTIVITIES:
Net (loss) income	$(15,235)	$(11,629)	$4,574
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	1,060	1,015	256
Inventory write-offs	40	679	82
Stock-based compensation	1,053	1,519	1,057
Loss (gain) on available for sale investments	(22)	33	(12)
Impairment of intangible assets	140	—	—
Long term liabilities — other	55	—	—
Other non-cash charges and credits	(159)	—	211
Change in allowance for doubtful accounts	13	132	77
Excess tax benefit from exercise of stock options	—	—	(1,109)
Deferred income taxes	8	1,862	(1,144)
Changes in operating assets and liabilities:
Accounts receivable	2,034	2,308	(3,292)
Taxes receivable	(258)	—	—
Inventory	52	(642)	(1,171)
Prepaid expenses	(329)	(155)	(566)
Accounts payable	(514)	(261)	(67)
Accrued liabilities	(2,267)	1,808	1,610
Taxes payable	(169)	53	150

Net cash (used) provided by operating activities	(14,498)	(3,278)	656
INVESTING ACTIVITIES:
Short-term investments — net	9,045	6,383	(16,318)
Purchase of fixed assets	(581)	(630)	(1,728)
Purchase of intangible assets	—	—	(175)

Net cash provided by (used in) investing activities	8,464	5,753	(18,221)
FINANCING ACTIVITIES:
Proceeds from exercise of options	68	1,604	1,224
Repayment of capital lease obligations	(156)	(127)	(117)
Net proceeds from PIPE	—	—	28,078
Excess tax benefit from exercise of stock options	—	—	1,110

Net cash (used in) provided by financing activities	(88)	1,477	30,295

Net (decrease) increase in cash and cash equivalents	(6,122)	3,952	12,730
Cash and cash equivalents, beginning of year	17,858	13,906	1,176

Cash and cash equivalents, end of year	$11,736	$17,858	$13,906

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital leases	$—	$673	$—

Cash paid (received) during year for:
Interest	$(577)	$(1,685)	$10
Income taxes	161	592	135

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co.® develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Sodatm, a premium soda; Jones 24Ctm, an enhanced water beverage; Jones GABAtm, a functional tea, juice blend launched in February 2009, Jones Organicstm, a ready to drink organic tea; Jones Naturals®, a non-carbonated juice and tea drink; and Whoop Ass Energy Drink®, a high energy drink. We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

We consider all highly liquid short-term investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Short — term investments

Short-term investments have a remaining maturity of less than twelve months. All short-term investments are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. The estimate of fair value is based on publicly available market information or other estimates determined by management. Interest income on our short term investments of $495,000, $1.4 million and $922,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and was recorded in other income, net on our consolidated statements of operations.

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Accounts receivable

Our accounts receivable balance includes balances from trade sales. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $330,000, and $317,000 as of December 31, 2008 and 2007, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following as of December 31 (in thousands):

	2008	2007	2006

Balance, beginning of year:	$317	$185	$107
Net charges to bad debt expense	591	146	66
Write-offs	(607)	(14)	0
Recoveries	29	0	12

Balance, end of year	$330	$317	$185

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or estimated net realizable value and include adjustments for estimated obsolescence. Cost is based on actual cost on a first-in first-out basis. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete inventory are recorded as cost of goods sold.

Fixed assets

Fixed assets are recorded at cost and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate

Equipment	20% to 30%
Vehicles and office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

Intangible assets

The Company’s intangible assets include costs associated with securing trademarks, acquired distribution rights and patents for the Company’s products and are amortized on a straight-line basis over 3 to 10 years. As of December 31, 2008, the Company recorded a provision for impairment of the remaining intangible asset totaling $140,000. Amortization expense of $33,000, $35,000 and $35,000 was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We have not recorded any long-lived asset impairments except for the impairment of the remaining intangible asset during the year ended December 31, 2008.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and allowances in accordance with Emerging Issues Task Force (EITF) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made. For the years ended December 31, 2008, 2007 and 2006, our revenue was reduced by $4.5 million, $5.1 million, and $480,000, respectively for slotting fees, promotion allowances and cash consideration. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

Advertising costs

Advertising costs, which also includes promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2008, 2007 and 2006, we incurred advertising costs of $4.6 million, $5.4 million, and $4.4 million, respectively.

We entered into sponsorship agreements with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. on May 22, 2007; Brooklyn Arena LLC and New Jersey Nets Basketball, LLC on November 8, 2007; and with Trail Blazer Inc, effective October 2008; all of which provide us with the exclusive beverage rights for certain soft drinks as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits, if any, are recorded as a reduction to revenue in accordance with EITF 01-9.

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The objectives of accounting for incomes taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in the Company’s financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes including whether to file or not to file a return in a particular jurisdiction. We recognize interest and penalties associated with uncertain tax positions in income tax expense. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded pursuant to FIN 48 during the year.

Net (loss) earnings per share

Basic net (loss) earnings per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share are computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2008, due to the net loss, all outstanding equity options are anti-dilutive.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force’s (EITF) Consensus for Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first quarter of 2009. The adoption of EIT 07-1 will not have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

Effective January 1, 2008 we adopted FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 was required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year, but the FASB issued Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning on or after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value on a recurring basis. The adoption of FAS No. 157 did not have a material impact on our consolidated financial statements. In accordance with FSP SFAS No. 157-2, we have deferred application of SFAS No. 157 until fiscal year 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities, long-lived asset impairments and exit and disposal activities. Additionally, in October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which is effective upon issuance, including prior periods for which the financial statements have not been issued, and

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP SFAS No. 157-3 did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements and is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will not have a material impact on our consolidated financial statements.

Liquidity

As of December 31, 2008 and 2007, we had cash, cash-equivalents and short-term investments of approximately $12.6 million and $27.8 million, respectively and working capital of $17.7 million and $31.5 million, respectively. Cash used in operations during 2008 and 2007 totaled $14.5 million and $3.3 million, respectively and we incurred net losses of $15.2 million and $11.6 million, respectively. Accumulated deficit increased to $29.4 million as of December 31, 2008 over the prior year’s deficit of $14.2 million.

In early October 2008, we implemented a reduction in workforce that reduced our staff by approximately 30% whose annualized salaries and benefits were approximately $2.6 million. The workforce reduction was implemented in an effort to reduce ongoing operating expenses and improve our overall efficiency. Severance and termination benefits to the affected employees were not material to our financial results for the fourth quarter of 2008.

In November 2008, our $15 million line of credit with Key Bank National Association was terminated after discussions that were initiated by Key Bank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with Key Bank but these alternatives would have required us to maintain a fully secured position at all times on the loan, which we did not consider to be an effective lending position. As a result, we elected not to pursue such alternatives. We remained in compliance with all covenants through the termination date.

Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of fiscal 2009 and beyond. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. We arrived at our revenue projections for the 2009 operating plan after careful consideration of the macroeconomic factors stemming from the global economic crisis with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business. Further, we implemented cost containment measures in the fourth quarter of 2008 and early 2009, including reductions in workforce, to further align our cost structure with our revenue projections. Although we do not believe we are dependent on new product launches to generate sufficient cash flow from operations in 2009, we believe the launch of Jones GABA during the first quarter, plus corresponding fine extensions of this product, will help to enhance our sales growth into new markets and consumer groups. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy and are prepared, if necessary, to take further action to conserve cash, including further cost reductions in sales, marketing and general and administrative areas. Even with these measures, we do not anticipate reaching profitability in 2009. We believe that our cash flow from operating activities, focused cost management efforts and cash management should provide adequate working capital to meet our needs.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our current operating plan for 2009 does not depend upon obtaining financing; however, if we are unable to generate sufficient cash flow from operations to cover our working capital and capital expenditure requirements, we may need to obtain funds through additional financing or securing a replacement credit facility, which may not be available to us on acceptable terms, if at all. We may have to explore various strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives. There can be no assurance that our efforts in this regard will result in any agreements or transactions.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Inventory

Inventory consists of the following as of December 31 (in thousands):

	2008	2007

Finished goods	$3,709	$3,798
Raw materials	1,945	1,948

	$5,654	$5,746

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets:

Fixed assets consists of the following as of December 31 (in thousands):

	2008	2007

Vehicles	$447	$419
Equipment	3,525	3,440
Office and computer equipment	1,491	1,265

	5,463	5,124
Accumulated depreciation	(3,364)	(2,626)

	$2,099	$2,498

Included in fixed assets are assets under capital leases with costs of $673,000 and $982,000 as of December 31, 2008 and 2007, respectively, and accumulated depreciation of $251,000 and $426,000, respectively.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2008	2007

Employee benefits	$858	$1,240
Promotion and selling	1,056	1,918
Other accruals	874	1,897

	$2,788	$5,055

5.	Line of Credit

In August 2007, we entered into a Loan Agreement providing for a revolving line of credit in principal amount of up to $15 million. The credit facility replaced the $5 million revolving line of credit which expired in August 2007, with no borrowings outstanding upon the expiration of the term. Although we had not borrowed any amounts under the credit facility during 2008, in November 2008, the credit facility was terminated prior to its original maturity date in August 2009 after discussions that were initiated by Key Bank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with Key Bank but these alternatives would have required us to maintain a fully secured position at all times on the loan, which we did not consider to be an effective lending position. As a result, we elected not to pursue such alternatives. Through the date the line was removed, we were in compliance with these financial covenants. Concurrently with the Loan Agreement we entered into a Security Agreement. The Security Agreement contained customary representation and warranties, affirmative and negative covenants and events of default.

6.	Lease obligations

Our scheduled payments, including interest ranging from 5% to 8% at December 31, 2008 are as follows:

	Capital	Operating
	Leases	Leases	Total

2009	$186	$200	$386
2010	160	177	337
2011	125	118	243
2012	68		68

Total minimum lease payments	$539	$495	$1,034
Less amount representing interest	65

Present value of total minimum capital lease payments	$474
Less current portion of capital lease obligations	153

Capital lease obligations excluding current portion	$321

During the year ended December 31, 2008, 2007 and 2006, the Company incurred rental expenses of $208,000, $185,000, and $113,000, respectively.

7.	Shareholders equity

On June 8, 2006, we completed a private placement in public equity (“PIPE”) of 3,157,895 shares of our common stock at a price of $9.50 per share, and received $28.1 million in net proceeds after underwriting costs and expenses.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2002 we adopted a stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. On May 31, 2007, at the annual shareholders meeting, the shareholders approved the amendment to the 2002 Plan to permit awards of restricted stock grants, and the 2002 Plan was renamed the “2002 Stock Option and Restricted Stock Plan.”

Under the terms of our 2002 Stock Option and Restricted Stock Plan, our Board of Directors may grant options or restricted stock awards to employees, officers, directors and consultants. The plan provides for granting of options or restricted stock at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option grants, to vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-year or ten-year term.

(a) Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2005	1,782,000	$1.83
Option granted	585,400	7.08
Options exercised	(863,000)	(1.42)
Options cancelled/expired	(80,375)	(5.02)

Balance at December 31, 2006	1,424,025	$4.05
Option granted	339,500	19.19
Options exercised	(613,692)	(2.61)
Options cancelled/expired	(77,097)	(14.60)

Balance at December 31, 2007	1,072,736	$8.91
Option granted	988,250	2.55
Options exercised	(87,500)	(0.79)
Options cancelled/expired	(514,128)	(9.46)

Balance at December 31, 2008	1,459,358	$4.90

Exercisable, December 31, 2008	672,882	$5.92
Vested and expected to vest	1,816,163	$3.93

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2008:

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.25 to $0.50	170,000	9.94	$0.37	—	9.94	$—
$1.10 to $2.99	257,000	4.98	1.59	119,857	4.98	1.98
$3.00 to $4.00	638,607	7.51	3.46	261,893	7.51	3.78
$4.01 to $5.01	—	—	—	—	—	—
$5.02 to $9.33	241,429	2.87	6.85	222,668	2.87	6.71
$9.34 to $22.95	152,322	3.34	18.43	68,464	3.34	18.44

	1,459,358	6.15	$4.90	672,882	5.10	$5.92

(b) Restricted stock awards:

During the year ended December 31, 2008, the Board of Directors granted 68,850 in restricted stock to certain employees under our revised 2002 Stock Option and Restricted Stock Plan, which was approved by our shareholders in May 2007. No monetary payment is required from the employees upon receipt of the restricted stock. The restricted stock vests over a period of forty-two months in equal amounts every six months.

A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life

Non-vested restricted stock at December 31, 2007	129,500	$10.12	3.28 yrs
Granted	68,850	3.21
Vested	(31,851)	8.63
Cancelled/expired	(85,521)	(2.55)

Non-vested restricted stock at December 31, 2008	80,978	$6.48	2.37 yrs

Of the vested shares, a total of 8,913 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Stock Option and Restricted Stock Plan. The average price paid per share of $3.07, reflects the average market value per share of the shares withheld for tax purposes. No shares were repurchased in 2007.

(c) Stock-based compensation expense:

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006

Type of awards
Stock options	$882	$1,369	$1,057
Restricted stock	171	150	—

	$1,053	$1,519	$1,057
Income statement account
Promotion and selling	$330	$525	$323
General and administrative	723	994	734

	$1,053	$1,519	$1,057

We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Twelve Months Ended December 31,
	2008	2007	2006

Expected dividend yield	—	—	—
Expected stock price volatility	73.9%	55.9%	55.5%
Risk-free interest rate	2.45%	4.38%	4.82%
Expected term (in years)	4.5 years	4.4 years	2.75 years
Weighted-average grant date fair-value	$1.50	$8.58	$2.82

During the year ended December 31, 2008, no material modifications were made to outstanding stock options. Additionally, there were no stock-based compensation costs capitalized as part of the cost of any asset as of December 31, 2008.

The aggregate intrinsic value of stock options outstanding at December 31, 2008 and 2007 was $0 and $2.1 million and for options exercisable was $0 and $2.1 million, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $275,000 and $8.7 million.

Restricted stock is valued at the grant date market price of the underlying securities, and the compensation expense is recognized on a straight-line basis over the forty-two months vesting period based on the estimated number of awards expected to vest. At December 31, 2008 the restricted stock had an intrinsic value of nil.

SFAS 123R also requires that we recognize compensation expense for only the portion of stock options or restricted stock that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At December 31, 2008, the unrecognized compensation expense related to stock options and non-vested restricted stocks were $1.7 million and $941,000, respectively, which are to be recognized over weighted-average periods of 2.49 years and 2.31 years, respectively.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee 401(k) plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and will match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. Accordingly, there were no matching contributions for the years ended December 31, 2008, 2007 or 2006.

9.	Commitments and contingencies

Commitments

During the year ended December 31, 2008 we had commitments to various suppliers of raw materials, including for sugar and glass as well as commitments under our supply agreement relating to Pharma GABA. We also had commitments for finished goods and to co-packers for production equipment and commitments under our Sponsorship Agreements with the Seattle Seahawks, the Portland Trailblazers, and the New Jersey Nets in exchange for exclusive beverage rights for certain soft drinks at Qwest Field, Rose Garden and Memorial Coliseum, and the proposed new arena in Brooklyn, New York, respectively, as well as signage, advertising and other promotional benefits to enhance our brand awareness.

These obligations vary in terms. Purchase obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2014 and
	Total	2009	2010	2011	2012	2013	Thereafter

Purchase Obligations	$8,684	$7,217	$1,467	$—	$—	$—	$—
Sponsorships	10,562	1,224	2,747	2,886	1,641	1,689	375

Total	$19,246	$8,441	$4,214	$2,886	$1,641	$1,689	$375

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and current director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. The Court’s dismissal order requires plaintiffs to file a motion for leave to file any amended complaint. Plaintiffs’ deadline to file a motion to amend is March 25, 2009.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our current officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, sets the close of fact discovery as January 4, 2009, and sets a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.

On August 27, 2008, Advanced Business Strategies filed a Complaint for Damages against us in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. Advanced Business Strategies has alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we asserted that Advanced Business Strategies is in breach of the agreement and has failed to mitigate its alleged damages. There is no trial date currently set and discovery is ongoing.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are unable to predict the outcome of any of these actions described above. However, we do not anticipate these actions will result in significant liability or will have a material adverse effect on our business, results of operations, or financial condition.

In addition to the matters above, we are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

10.	Income taxes:

The provision (recovery) for income taxes consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006

Current
Federal	$65	$(3)	$—
State	53	(1)	6
Foreign	50	297	236

Total	168	293	242
Deferred
Federal	$24	1,930	(712)
State	2	(120)	45
Foreign	9	52	(477)

Total	35	1,862	(1,144)

Provision for income taxes	$203	$2,155	$(903)

(Loss) income before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2008	2007	2006

United States	$(15,071)	$(10,688)	$2,705
Foreign	39	1,043	827

Total	$(15,032)	$(9,645)	$3,532

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2008	2007	2006

Federal statutory rate	34%	34%	34%
Effect of:
Permanent differences	(0.27)%	(0.71)%	6.28%
State income taxes, net of federal benefit	1.55%	1.22%	0.29%
Change in valuation allowance	(31.02)%	(56.85)%	(69.97)%
Other, net	(5.62)%	(0.01)%	3.85%
CND Rate Differential	(0.01)%	—	—

Provision for income taxes	(1.35)%	(22.35)%	(25.56)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows (in thousands):

	2008	2007	2006

Deferred tax assets
Net operating loss carry forwards	$8,350	$4,172	$1,401
Capital assets	127	189	—
Intangible assets	284	333	385
Inventory adjustment and reserve	426	—	—
Stock based compensation	739	—	—
Other	402	907	198

Total deferred tax asset	10,328	5,601	1,984
Valuation allowance	(10,145)	(5,483)	—

Net deferred tax asset	$183	$118	$1,984
Deferred tax liabilities
Capital assets	—	—	(49)
Other	(84)	—	—

Total deferred tax asset balance	$99	$118	$1,935

Classified as current	1	—	1,507

Long-term asset	$98	$118	$428

Prior to the second quarter of 2006, we maintained a valuation allowance for all of the U.S. and foreign deferred taxes in accordance with SFAS 109, Accounting for Income Taxes, due to the uncertainty regarding the full utilization of our deferred tax asset. During the second quarter of 2006, we re-evaluated our valuation allowance after recording taxable income for two successive years and we determined that was more likely than not we would realize the deferred tax assets. Accordingly, during the year ended December 31, 2006, we recorded a tax benefit in the amount of $2.5 million by reversing the valuation allowance and recording the tax benefit against the 2006 tax provision resulting in a net deferred income tax benefit of $1.1 million.

During the fourth quarter of fiscal 2007, we recognized a full valuation allowance against our net U.S. deferred tax assets in the amount of approximately $5.5 million. During the fourth quarter of fiscal 2007, the Company experienced significant losses in its U.S. operations due to lower margins, the recording of

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges such as severance costs, marketing and promotions costs, slotting fee costs, inventory provisions for discontinued product and legal and professional fees which negatively impacted U.S. pretax income and caused the Company to be in a loss position as of December 31, 2007 and of having cumulative losses in recent years with respect to its U.S. operations. These are one time costs that the Company does not expect to incur in future years. However, the Company does not know if these investments are an aberration yet and the success of our incremental investments in the business remains unknown. In accordance with the relevant accounting guidance, the Company did consider future projections of U.S. pretax income as a material factor in its analysis of the realizability of its net U.S. deferred tax assets, however, it was difficult to overcome the cumulative loss. The negative events mentioned above, while not recurring in nature and/or beneficial to the Company’s long-term future prospects, were material to the Company’s decision to establish a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. As of December 31, 2008, the valuation allowance increased by $4.7 million. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $3.6 million.

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

At December 31, 2008, the Company has net operating loss carry-forwards for income tax purposes in the United States of $26.4 million which expire at various times commencing in 2020 and in various states of $3.5 million which expire at various times commencing in 2013 . Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2008.

The tax years that remain open to examination by the taxing authorities are 2004-2008, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

A provision had not been made at December 31, 2008, for the U.S. or additional foreign withholding taxes on undistributed earnings from the foreign subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liability on such undistributed earnings.

11.	Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. SAB 108 was effective beginning in the fiscal year ended December 31, 2006.

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

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of adjustments

The impact of each of the items noted above on the fiscal 2006 beginning balances are presented below:

Reduction of intangibles	$70,979
Reduction of receivable balances	36,756

Increase in deficit	$107,735

12.	Segmented information and export sales

We have one operating segment with operations during 2008 primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Segment information for the years ended December 31 is as follows (in thousands):

	2008	2007	2006

Revenue:
United States	$28,379	$33,949	$34,208
Canada	6,892	5,393	4,662
Other Countries	647	489	165

Total revenue	$35,918	$39,831	$39,035

	2008	2007	2006

Fixed assets:
United States	$2,099	$2,472	$2,112
Canada	—	26	59

Total fixed assets	$2,099	$2,498	$2,171

During the years ended December 31, 2008, 2007 and 2006, three of our customers represented approximately 26%, 27% and 23%, respectively of revenues, one of which represented approximately 11%, 13% and 10%, respectively of revenues.

13.	Subsequent Events

In March 2009, we entered retroactively effective July 31, 2008 into an amendment to our supply agreement with Pharma Foods International Co., LTD., of Kyoto, Japan; Mitsubishi Corporation (MC), of Tokyo, Japan; and Mitsubishi International Food Ingredients, Inc. (MIFI), of Dublin, Ohio that terminates our rights of exclusivity in the United States, Canada and Mexico for the use of Pharma GABA in specified beverage applications, as of December 31, 2008. We continue under the supply agreement to have non-exclusive rights to use Pharma GABA in the specified beverage applications throughout the world through the

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration of the agreement on July 13, 2010. The amendment also modified our purchase commitment with respect to the $1.8 million of Pharma GABA that we were required to purchase by July 31, 2008 (or, in lieu thereof, to pay the corresponding amount) (the Committed Amount). Our obligation to purchase the Committed Amount was amended as follows:

•	We were required to place our order for the Committed Amount by December 31, 2008, and, on or before January 31, 2009, to pay $984,000, approximately half of the purchase price for such amount.

•	We are required to pay the remaining purchase price for the Committed Amount, $891,000, in six equal monthly installments commencing on February 24, 2009 and ending on July 26, 2009. We were required by the terms of the amendment to furnish a standby letter of credit in the amount of $891,000, which will be reduced monthly in increments of $148,000 from February through July 2009 as payments are made with respect to this purchase commitment.

Effective February 20, 2009, we delisted from the TSX Venture Exchange in Canada (symbol “JSD”).

14.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2008 and 2007 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4

2008 quarter:
Revenue	$9,404	$11,699	$8,684	$6,131
Gross profit	1,922	2,981	966	1,498
Loss from operations	(3,889)	(2,670)	(5,196)	(3,661)
Net loss	(3,853)	(2,733)	(5,260)	(3,389)
Basic and diluted loss per share	(0.15)	(0.10)	(0.20)	(0.13)

	Q1	Q2	Q3	Q4

2007 quarter:
Revenue	$9,189	$13,012	$11,737	$5,893
Gross profit (loss)	3,517	4,449	3,362	(1,884)
Loss from operations	(428)	(504)	(2,670)	(7,370)
Net income (loss)	58	41	(1,523)	(10,205)
Basic and diluted (loss) earnings per share	0.00	0.00	(0.06)	(0.39)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Remediation of Previously Reported Material Weakness and Changes in Internal Control over Financial Reporting

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on at timely basis.

As of December 31, 2007, our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting identified a material weakness in our internal control over financial reporting, which our management reported in our Annual Report on Form 10-K for the year ended December 31, 2007. This material weakness, which did not result in a material misstatement in our audited consolidated financial statements, was the result of limited accounting personnel with sufficient expertise, accounting knowledge and training in generally accepted accounting principles and financial reporting requirements. Specifically, we lacked sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. Throughout the year, we made improvements to our policies, procedures, systems and staff who have significant roles in internal control, to address the internal control deficiencies identified by us and our independent registered public accounting firm. Management concluded that, as of December 31, 2008, the Company has remediated the previously reported material weakness in internal control over financial reporting as a result of the following remedial actions:

•	We hired accounting and finance staff with the commensurate knowledge, experience, and training necessary to complement the current staff in the financial reporting functions, including:

•	A Chief Financial Officer, hired in the third quarter of 2008

•	A Controller, hired in the fourth quarter of 2008

•	A Manager of Legal Affairs, hired in the first quarter of 2008

•	An Information Technology System Administrator, hired in the fourth quarter of 2008

•	We have and will continue to focus on improving the skill sets of our accounting and finance staff through education and training.

•	With the additions to our accounting and finance staff, we believe we have the requisite expertise to sufficiently review both the inputs and outputs of engaged qualified professional consultants for the services provided to us.

The changes we made to remedy the prior year material weakness described above were the only changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in the report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jones Soda Co.
Seattle, Washington

We have audited the internal control over financial reporting of Jones Soda Co. and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 13, 2009

ITEM 9B.	OTHER INFORMATION.

On March 11, 2009, we entered into an amendment to our Pharma GABA supply contract, the terms of which were made effective as of July 31, 2008 (Amendment Agreement). We entered into the original supply contract (Original Agreement) on June 20, 2007 with Pharma Foods International Co., Ltd. (PFI), Mitsubishi International Food Ingredients, Inc. (MIFI) and Mitsubishi Corporation (MC).

Under the Original Agreement, PFI agreed to manufacture and sell, using MC and MIFI as international intermediaries, Pharma, a naturally produced form of the amino acid gamma amino butyric acid, or GABA (the Product), to the Company, and granted the Company the right to use the Product in specified beverage applications (the Final Products) on an exclusive basis in the United States, Canada and Mexico, subject to specified purchase obligations, and on a non-exclusive basis outside of the exclusive territory. In order to maintain its exclusive rights in the United States, Canada and Mexico, we were required to purchase at least $3.4 million of the Product from August 1, 2008 to July 31, 2009. In addition, we agreed to certain purchase obligations in the Original Agreement as follows:

•	We were required to purchase $1.8 million of the Product by July 31, 2008 (or, in lieu thereof, to pay the corresponding amount) (the “Committed Amount”).

•	We were required to use our commercially reasonable best efforts to purchase an additional $8.4 million of the Product during the term of the contract according to the following schedule: (1) $3.4 million of the Product by July 31, 2009 and (2) an additional $5.1 million of the Product by July 31, 2010.

Under the Amendment Agreement, our exclusive right to use the Product in the United States, Canada and Mexico was terminated and became non-exclusive, effective December 31, 2008, and our obligation to purchase the Committed Amount was amended as follows:

•	We were required to order the Committed Amount by December 31, 2008 and, on or before January 31, 2009, to pay $984,000, approximately half of the purchase price for such amount,

•	We are required to pay the remaining purchase price for the Committed Amount $891,000 in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009, which payments are secured by a standby letter of credit arranged by the Company with KeyBank National Association.

The Original Agreement, as amended, terminates on July 31, 2010 (which is the original term of the agreement), subject to earlier termination if any party defaults in performing any of its obligations under the agreement and fails to correct such default within one month after notice of default.

On March 12, 2009, the Company announced that Stephen C. Jones notified the Board of Directors on March 11, 2009 that he will resign his position as Chief Executive Officer effective May 1, 2009. Mr. Jones will continue to serve as a member of the Board of Directors. On March 11, 2009, the Board of Directors appointed Jonathan J. Ricci, the Company’s current Chief Operating Officer, to the position of Chief Executive Officer and President, effective May 1, 2009. Mr. Ricci will also continue as a member of the Board of Directors. Biographical information regarding Mr. Ricci is included in Part I, Item 1 of this report under the heading “Executive Officers.” The Company expects to enter into an employment letter or agreement with Mr. Ricci outlining the terms of his employment as the Company’s President and Chief Executive Officer, and will disclose the terms of such letter or agreement once it is finalized.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics, as well as a listing of and certain information about our executive officers as of March 17, 2009, is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, is included in our proxy statement relating to our 2009 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned

“Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2008, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2009 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2008, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2009 annual meeting of shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2008, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2008, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our 2002 Stock Option and Restricted Stock Plan and 2007 Employee Stock Purchase Plan, both of which have been approved by shareholders.

	(a)	(b)
	No. of	Weighted	(c)
	Shares to be	Average	Number of Securities
	Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans
	Stock Options,	Stock Options,	(Excluding Securities
	Warrants and	Warrants and	Reported in Column
Plan Category	Rights	Rights	(a))

Equity Compensation Plans Approved by Shareholders	$1,459,358	$4.90	$948,075	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

TOTAL	$1,459,358	$4.90	$948,075	(1)

(1)	Includes 948,075 shares available for issuance under the 2002 Stock Option and Restricted Stock Plan, under which we may grant restricted stock awards in addition to stock options. Each non-employee director receives an annual stock option grant of up to 20,000 shares of common stock pursuant to a program administered under our 2002 Stock Option and Restricted Stock Plan. Also includes 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2009 annual meeting of shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2008, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2009 annual meeting of shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2008, our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1) Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2008 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES SODA CO.

By:	/s/ Stephen C. Jones
Stephen C. Jones
Chief Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ STEPHEN C. JONES Stephen C. Jones	Chief Executive Officer and Director (Principal Executive Officer) and Director	March 13, 2009

/s/ MICHAEL R. O’BRIEN Michael R. O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ JONATHAN J. RICCI Jonathan J. Ricci	Chief Operating Officer and Director	March 13, 2009

/s/ MILLS A. BROWN Mills A. Brown	Director	March 13, 2009

/s/ RICHARD S. EISWIRTH, JR. Rick Eiswirth, Jr.	Director	March 13, 2009

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 13, 2009

/s/ MATTHEW K. KELLOGG Matthew K. Kellogg	Director	March 13, 2009

/s/ SUSAN A. SCHRETER Susan A. Schreter	Director	March 13, 2009

/s/ PETER M. VAN STOLK Peter M. van Stolk	Director	March 13, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1		Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
3.2		Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
10	.1++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)
10	.2++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)
10	.3++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended Jun 30, 2004, filed on August 6, 2004; File No. 000-28820.)
10	.4++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 6, 2004; File No. 000-28820.)
10.5		Lease Agreement dated September 15, 2006, between R2H2 LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on September 22, 2006; File No. 000-28820.)
10	.6*	Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 20, 2008; File No. 000-28820)
10	.7*	Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our definitive proxy statement for our 2007 annual meeting of shareholders, filed on April 18, 2007, File No. 000-28820.)
10	.8++	Supply Agreement with Panera, LLC, dated May 28, 2003. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 A to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)
10	.9++	First Amendment to Supply Agreement with Panera, LLC, dated May 27, 2004. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1B to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)
10	.10++	Second Amendment to Supply Agreement with Panera, LLC, dated April 1, 2005. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1C to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005; File No. 000-28820.)
10	.11++	Co-Packers and Distribution Agreement, dated September 18, 2006, among Jones Soda Co., National Retail Brands Inc. and Shasta Beverages Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006; File No. 000-28820.)
10	.12++	Sponsorship Agreement among Jones Soda Co., Football Northwest, LLC (d/b/a Seattle Seahawks) and First & Goal, Inc., entered into May 22, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 9, 2007; File No. 000-28820.)
10	.13++	Sponsorship and Beverage Availability Agreement among Brooklyn Arena, LLC, New Jersey Basketball, LLC and Jones Soda Co., dated effective October 29, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed November 9, 2007; File No. 000-28820.)

10	.14*	Form of Stock Option Agreement under 2002 Stock Option and Restricted Stock Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.24 to our annual report on Form 10-K, filed March 17, 2008; File No. 000-28820.)
10	.15*	Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 8, 2008; File No. 000-28820.)
10	.16*	Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, the Company’s definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)
10	.17*	Compensation for Directors of Jones Soda Co. (Filed herewith.)
10	.18*	Employment Letter, dated January 3, 2008, between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 99.2 to our current report on Form 8-K, filed January 9, 2008; File No. 000-28820)
10	.19*	Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter Burns. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed on May 12, 2008; File No. 000-28820.)
10	.20*	Employment Letter, dated March 10, 2008, between the Company and Tom O’Neill. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed on May 12, 2008; File No. 000-28820.)
10	.21*	Employment Offer Letter between Stephen C. Jones and Jones Soda Co., dated June 3, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed June 9, 2008; File No. 000-28820.)
10	.22*	Employment Offer Letter between Michael O’Brien and Jones Soda Co., dated August 15, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed August 18, 2008; File No. 000-28820.)
10	.23*	Separation Agreement and Release between Hassan Natha and Jones Soda Co., dated August 18, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed November 10, 2008; File No. 000-28820.)
10.24		Pharma GABA Sales Contract, dated June 20, 2007, among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Filed herewith.)
10.25		Amendment Agreement, dated July 31, 2008, by an among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Filed herewith.)
10	.26*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Stephen C. Jones. (Filed herewith.)
10	.27*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Joth Ricci. (Filed herewith.)
10	.28*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Tom O’Neill. (Filed herewith.)
10	.29*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Michael O’Brien. (Filed herewith.)
21.1		Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2003; File No. 000-28820.)
23.1		Consent of Deloitte & Touche LLP (Filed herewith.)
23.2		Consent of KPMG LLP (Filed herewith.)
31.1		Certification by Stephen C. Jones, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2		Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.1	Certification by Stephen C. Jones, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.2	Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.