Form 10-Q
period 2009-03-31
JONES SODA CO
filed 2009-05-11
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-28820

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

234 Ninth Avenue North Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

(206) 624-3357
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 30, 2009, there were 26,454,592 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

EXPLANATORY NOTE
     Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.
     In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” and “Jones Pure Cane Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (Report) and the documents incorporated herein by reference contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
     Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:
•	Our ability to manage our resources and successfully execute our business plan;

•	Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, to support our business plan, which may force us to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or to pursue various other strategies to secure additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives;

•	Our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers;

•	Our ability to establish long-term agreements with our distributors and our ability to attract and maintain key distributors;

•	Our ability to carefully manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to establish and maintain distribution arrangements directly with retailers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our ability to successfully launch Jones GABA and develop points of distribution for this product;

•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand in the CSD industry;

•	Our ability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and expect to continue to dedicate, significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks, patent and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Our ability to implement our business plan in the current global economic crisis, which could adversely affect demand for our products and make it more difficult for us to secure additional financing, if necessary;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Our inability to sustain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting of our common stock and adversely affect its market price and liquidity.
     For a more detailed discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,304	$11,736
Short-term investments	894	890
Accounts receivable, net of allowance of $394 and $330	3,625	2,428
Inventory	4,889	5,654
Prepaid expenses and other current assets	1,490	1,410

Total current assets	18,202	22,118
Deferred income tax asset	95	98
Other assets	1,018	—
Fixed assets, net of accumulated depreciation of $3,563 and $3,364	1,884	2,099

Total assets	$21,199	$24,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,498	$1,469
Accrued liabilities	2,137	2,788
Taxes payable	14	34
Capital lease obligations, current portion	156	153

Total current liabilities	3,805	4,444
Capital lease obligations	281	321
Long term liabilities — other	67	75
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized - 100,000,000 issued and outstanding shares — 26,454,592 and 26,460,409 at March 31, 2009 and December 31, 2008, respectively	43,925	43,924
Additional paid-in capital	5,339	5,044
Accumulated other comprehensive loss	(203)	(79)
Accumulated deficit	(32,015)	(29,414)

Total shareholders’ equity	17,046	19,475

Total liabilities and shareholders’ equity	$21,199	$24,315

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$7,071	$9,418
Cost of goods sold	5,626	7,496

Gross profit	1,445	1,922
Licensing revenue	28	51
Operating expenses:
Promotion and selling	2,320	3,002
General and administrative	1,802	2,860

	4,122	5,862
Loss from operations	(2,649)	(3,889)
Other income, net	21	148

Loss before income taxes	(2,628)	(3,741)
Income tax benefit (expense):
Current	27	(112)
Deferred	—	—

	27	(112)

Net loss	$(2,601)	$(3,853)

Net loss per share:
Basic and diluted	$(0.10)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	26,456,594	26,266,011
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(2,601)	$(3,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	139
Change in inventory reserve	(252)	(184)
Stock-based compensation	296	415
Long term liabilities — other	—	278
Change in allowance for doubtful accounts	64	21
Loss on disposal of fixed assets	21	—
Changes in operating assets & liabilities:
Accounts receivable	(1,335)	(2,042)
Inventory	1,002	(1,060)
Prepaid expenses and other current assets	(87)	(130)
Other assets	(1,018)	—
Accounts payable	4	1,789
Accrued liabilities	(630)	—
Taxes payable	(20)	(203)

Net cash used in operating activities	(4,346)	(4,830)
INVESTING ACTIVITIES:
Purchase of investments	(4)	—
Purchase of fixed assets	(20)	(200)
Sales of short-term investments — net	—	466
Sales of fixed assets	5	—

Net cash (used in) provided by investing activities	(19)	266
FINANCING ACTIVITIES:
Proceeds from exercise of options	1	45
Repayment of capital lease obligations	(37)	(45)

Net cash used in financing activities	(36)	—

Net decrease in cash and cash equivalents	(4,401)	(4,564)
Effect of exchange rate changes on cash	(31)	—
Cash and cash equivalents, beginning of period	11,736	17,858

Cash and cash equivalents, end of period	$7,304	$13,294

Supplemental disclosure of non-cash financing and investing activities:
Cash paid (received) during period for:
Interest	$(11)	$(277)
Income taxes	$1	$2
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     Jones Soda Co.® develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda™;, a premium soda; Jones 24C™, an enhanced water beverage; Jones GABA™, a functional tea juice blend launched in February 2009, Jones Organics™, a ready to drink organic tea; Jones Naturals®, a non-carbonated juice and tea drink; and WhoopAss Energy Drink® , a high energy drink. We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Use of estimates
     The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Recently issued accounting pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141R (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for us beginning January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our condensed consolidated financial statements.
     Effective January 1, 2008 we adopted FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 was required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year, but the FASB issued Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning on or after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized and disclosed at fair value on a recurring basis. In accordance with FSP SFAS No. 157-2, we have deferred application of SFAS No. 157 until fiscal year 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities, long-lived asset impairments and exit and disposal activities. The adoption of FSP SFAS No. 157-2 did not have an impact on our condensed consolidated financial statements.

Liquidity
     As of March 31, 2009, we had cash, cash-equivalents and short-term investments of approximately $8.2 million and working capital of $14.4 million. Cash used in operations during the quarter ended March 31, 2009 totaled $4.3 million, which we do not believe to be indicative of our cash burn for the remaining quarters of this year. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our seasonally-stronger shipping months of April through September, with cash provided by operating activities expected to increase in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first quarter 2009 included approximately $1.2 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement. As discussed below, we expect our GABA purchase requirements to be substantially lower for the remainder of the year. We incurred a net loss of $2.6 million and accumulated deficit increased to $32.0 million as of March 31, 2009.
     Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and beyond. This will depend, however, on our ability to execute on our operating plan and to manage our costs in light of developing economic conditions and the performance of our business.
     We took into account several factors in developing our operating plan for the next twelve months and beyond (which we refer to in this section as our operating plan or our plan). We gave careful consideration to the macroeconomic factors stemming from the global economic downturn understanding that the current economic conditions are likely to persist as the year progresses. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. As a result, we believe we made conservative assumptions regarding our case sales volumes in our operating plan, which we have further refined as discussed below.
     In addition, our plan factors in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the first quarter was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.2 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement. We do not believe our cash needs relating to Jones GABA will continue at these levels in future quarters of 2009 and beyond due to the fact that we purchased sufficient GABA raw materials to supply our needs for the foreseeable future during the first quarter of 2009 in conjunction with our amended Pharma GABA supply agreement. Moreover, under our plan, we do not believe we are dependent on the launch of Jones GABA to generate sufficient cash flow from operations; however, we believe the launch of Jones GABA during the first quarter of 2009 will help to enhance our sales growth into new markets and consumer groups, which may positively impact our business during the year and in future periods.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. In the prior year, we continued to incur significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products is a more balanced strategy in this economy. As a result, our plan provides for the re-allocation of a portion of our promotional allowance and slotting fee costs to our core glass bottle business and the rollout of our new product, Jones GABA, as well as an overall reduction in our promotional allowance and slotting fees.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, and Executive Vice President of Sales, Tom O’Neill, both of whom resigned in April 2009. We believe these cost containment measures and our decision to proceed with fewer executive level positions, further aligns our cost structure with our revenue expectations. Our operating expenses for the first quarter of 2009 are 30% lower, a reduction of $1.7 million, compared to the first quarter of 2008, and we expect to achieve similar results in the future quarters of this year.
     Finally, our operating plan factors in the use of our cash to meet our contractual obligations for 2009 totaling approximately $8.8 million. A substantial portion of these contractual obligations (approximately 82% of the total for 2009) consist of obligations to purchase raw materials, including approximately $5 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.8 million in glass under our supply agreement with our glass supplier. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2009 and beyond. Our purchase obligations also included a commitment under our amended Pharma GABA supply agreement to order approximately $1.8 million of Pharma GABA by December 31, 2008 and, on or before January 31, 2009, to pay 50% of that amount, with the remaining portion to be paid in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009.
     As we move into the traditionally seasonally-stronger shipping months of April to September, we are gaining insight into developing economic conditions and the impact of those conditions on our business. As of the date of this report, we have refined our operating plan to contemplate lower case sales through the remainder of 2009 than we anticipated at the beginning of the year, as case sales in the first quarter have been lower than expected. However, we believe our operating plan allows us to absorb the expected impact of these developments without materially compromising our overall operating plan. In particular, we believe that our operating plan, with its foundation built upon the broader macroeconomic factors, continues to have us on track to meet our anticipated cash needs for the next twelve months and beyond. Our 2009 results, however, have narrowed the margin we have in our plan to absorb further declines against our expectations with regard to the economy and our business. Accordingly, we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We are prepared, if necessary, to take further action to conserve cash, including further cost reductions in sales, marketing and general and administrative areas.
     Our current operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations, as a result of worsening economic conditions or otherwise, and we are not able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. If that happens, we would need to seek to obtain funds through additional financing or by securing a credit facility, which may not be available to us on acceptable terms, if at all. In this regard, in November 2008, our $15 million line of credit was terminated and is no longer available to us. We have explored different borrowing alternatives with Key Bank, the lender under that facility, and other parties, but to date determined that the terms of these alternatives were not acceptable. We continue to monitor whether credit facilities may be available to us on acceptable terms. We may also have to pursue various other strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives, though there can be no assurance that our efforts in this regard will result in any agreements or transactions.
Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current period presentation.
2. Inventory
     Inventory consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Finished goods	$2,994	$3,709
Raw materials	1,895	1,945

	$4,889	$5,654

3. Other Assets
     Other assets as of March 31, 2009, consists of GABA raw materials inventory and prepayments for undelivered inventory purchased in conjunction with our Pharma GABA supply agreement and represents the amount of inventory in excess of our forecasted inventory demands for the next twelve months included in inventory within current assets.
4. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant restricted stock or options awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants. Options generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. Restricted stock vests over a period of forty-two months in equal amounts every six months. At March 31, 2009, there were 313,300 shares of unissued common stock authorized and available for issuance under the Plan.

(a) Stock options:
     A summary of our stock option activity is as follows:

			Weighted
			average
		Average	remaining
	Number of	exercise	contractual
	shares	price	life (years)
Outstanding balance at December 31, 2008	1,459,358	$4.90
Options granted	684,250	0.80
Options exercised	(1,429)	(0.37)
Options cancelled/expired	(180,446)	(3.60)

Outstanding balance at March 31, 2009	1,961,733	3.59	7.56

Exercisable, March 31, 2009	649,725	6.30	5.19
Vested and expected to vest	2,186,575	$3.22
     For the three months ended March 31, 2009 and 2008, we received $529 and $45,000, respectively in cash proceeds from stock option exercises.
(b) Restricted stock awards:
     A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at December 31, 2008	80,978	$6.48	2.37 yrs
Granted	—	—
Vested	(11,679)	0.61
Cancelled/expired	(9,406)	(0.40)

Non-vested restricted stock at March 31, 2009	59,893	$6.23	2.12 yrs
     For the period ended March 31, 2009, a total of 1,683 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan. The average market value per share of the shares withheld for tax purposes was $2.25.
(c) Stock-based compensation expense:
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.
     The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2009	2008
Type of awards:
Stock options	$226	$329
Restricted stock	70	86

	$296	$415

Income statement account:

	Three months ended March 31,
	2009	2008
Type of awards:
Promotion and selling	$111	$146
General and administrative	185	269

	$296	$415

     We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Three months ended March 31,
	2009	2008
Expected stock price volatility	92.5%	71.02%
Risk free interest rate	1.91%	2.63%
Expected term (in years)	4.5 years	4.5 years
Weighted-average grant date fair-value	$0.55	$1.99
     The aggregate intrinsic value of stock options outstanding at March 31, 2009 and 2008 was $164,000 and $501,000 and for options exercisable was $17,000 and $385,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.
     At March 31, 2009, the unrecognized compensation expense related to stock options and non-vested restricted stock was $1.8 million and $537,000, respectively, which is to be recognized over weighted-average periods of 3.95 years and 2.06 years, respectively.
5. Commitments and contingencies
Legal proceedings
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. The motion is now fully briefed, and the parties are awaiting a ruling from the Court.
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
     The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.
     The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.
     We are unable to predict the outcome of the actions described above. However, we do not anticipate these actions will result in significant liability or will have a material adverse effect on our business, results of operations, or financial condition.
     On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. Pursuant to mediation held May 1, 2009, the parties have agreed in principal to a mediation settlement and are in the process of finalizing the settlement agreement. The mediation settlement provides for payments to be made to the plaintiff in 2009 and 2010, and for the possibility of additional payments in 2011 and 2012 if we achieve minimum case sales volumes in our CSD business. We do not expect these payments to have a material adverse effect on our financial condition or results of operations.
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
6. Segment Information
     We have one operating segment with operations during the first quarter of 2009 primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Segment information as follows (in thousands):

	March 31,	March 31,
	2009	2008
United States	$5,240	$7,958
Canada	1,720	1,390
Other countries	111	70

Total revenue	$7,071	$9,418

     During the three-month period ended March 31, 2009 and 2008, three of our customers represented approximately 25% and 27%, respectively of revenues, one of which represented approximately 10% and 16%, respectively of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2008 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 16, 2009.
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     We develop, produce, market and distribute a range of premium beverages. With the addition of Jones GABAtm in the first quarter of 2009, our premium beverages include the following six brands:
•	Jones Pure Cane Soda™, a premium carbonated soft drink;

•	Jones 24C™, an enhanced water beverage;

•	Jones GABA™, a functional tea juice blend;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Naturals®, a non-carbonated juice & tea; and

•	WhoopAss Energy Drink® a citrus energy drink.
     We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, national retail accounts, which we refer to as our direct to retail (DTR) channel, as well as through licensing and distribution arrangements. We do not directly manufacture our products but instead outsource the manufacturing process to third party contract packers.
     In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage) to manufacture and distribute Jones Soda 12-ounce cans to the more mainstream channels and in-store locations in an effort to expand our points of availability within all stores including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Beginning in January 2007, National Beverage started selling Jones Pure Cane Soda to retailers in the grocery and mass merchant channels in the U.S. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells the products on an exclusive basis directly to retailers.
     Our products are sold in 50 states in the U.S. and 9 provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including customized soda, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have entered the markets of Ireland, the United Kingdom (UK) and Australia through independent distributors.
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

     Our business strategy is to increase sales by expanding distribution of our brands in new and existing markets (primarily within North America), stimulating consumer awareness and trial of our products, thus leading to increased relevance and purchase intent of our brands. Our business strategy focuses on:
•	expanding points of distribution for our products;

•	creating strong alignment with our key distributors;

•	developing innovative beverage brands and products;

•	stimulating strong consumer demand for our existing brands and products, with primary emphasis in the U.S. and Canada;

•	inviting consumers to participate in our brand through submission of photographs to be placed on labels through our interactive application of myJones.com;

•	licensing our brand equity for the creation of other beverage or non-beverage products; and

•	exploring opportunities to license our patented custom-label process to non-competitive products.
     In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Sodatm is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In February 2009, we launched Jones GABA, our first line of beverage products containing Pharma GABA, offered in a 12-ounce can. We are marketing this tea and juice blended beverage by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides. Our results with respect to Jones GABA depend in part on our ability to successfully launch Jones GABA and market the product’s ability to enhance levels of mental clarity and focus, as studies have shown. Jones GABA is our first entry into beverage products containing GABA and much of our success will depend on our ability to gain new points of distribution through our DSD channel. We must also be successful in developing DTR distribution for Jones GABA through existing DTR customers and obtain new listings with customers that currently do not have points of distribution. Jones GABA has been launched as a premium priced item and part of a new emerging category of functional beverages. The current economic environment may not support a premium priced beverage entry at the level of our expectations for the product line.
     The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.
     Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months and beyond. This will depend, however, on our ability to execute on our operating plan and to manage our costs in light of developing economic conditions and the performance of our business. We took into account several factors in developing our operating plan for the next twelve months and beyond (which we refer to in this section as our operating plan or our plan). We gave careful consideration to the macroeconomic factors stemming from the global economic downturn understanding that the current economic conditions are likely to persist as the year progresses. As a result, we believe we made conservative assumptions regarding our case sales volumes in our operating plan, which we have further refined subsequent to reviewing our first quarter results. Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a 40% headcount reduction.

     Although we do not believe we are dependent on new product launches to generate sufficient cash flow from operations in 2009, we believe our new higher-margin product introductions in 2009, including the launch of Jones GABA during the first quarter, will help to enhance our sales growth into new markets and consumer groups. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Even with these measures, we do not anticipate reaching profitability in 2009. Refer to “Liquidity and Capital Resources” included below in this report.
Results of Operations
     The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended March 31,
	(Dollars in thousands, except per share data)
	2009	% of Revenue	2008	% of Revenue

Consolidated statements of operations data:
Revenue	$7,071	100.0	$9,418	100.0
Cost of goods sold	(5,626)	(79.6)	(7,496)	(79.6)

Gross profit	1,445	20.4	1,922	20.4
Licensing revenue	28	0.4	51	0.5
Promotion and selling expenses	(2,320)	(32.8)	(3,002)	(31.9)
General and administrative expenses	(1,802)	(25.5)	(2,860)	(30.3)

Operating loss	(2,649)	(37.5)	(3,889)	(41.3)
Other income, net	21	0.3	148	1.6

Loss before income taxes	(2,628)	(37.2)	(3,741)	(39.7)
Income tax benefit (expense)	27	0.4	(112)	(1.2)

Net loss	(2,601)	(36.8)	(3,853)	(40.9)

Basic and diluted net loss per share	$(0.10)		$(0.15)

	As of
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$11,823	$15,054
Fixed assets, net	1,884	2,099
Total assets	21,199	24,315
Long-term liabilities	348	396
Working capital	14,397	17,674

	Three Months Ended March 31,
	2009	2008

288-ounce equivalent case sales:
Finished products case sales	539,300	765,700
Concentrate case sales	163,300	35,200

Total case sales	702,600	800,900

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008
     Revenue
     For the quarter ended March 31, 2009, revenue was approximately $7.1 million, a decrease of $2.3 million, or 24.9% from $9.4 million in revenue for the three months ended March 31, 2008. The decrease in revenue was primarily attributable to a 29.6% decrease in case sales through our DTR and DSD channels to 539,300 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 156,500 cases contributed to the reduced case sales and was caused primarily by the discontinuance of Jones

Soda glass bottles at some of our major retailers in our DTR channel which occurred in 2008 as part of our realigned channel focus on higher margin points of distribution. In addition, we believe reduced demand resulting from the impact of the economic downturn on consumer spending levels negatively affected our case sales. Also contributing to the decline was a reduction in 24C shipments of 54,100 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. Additionally, the discontinuation of Jones Energy in 2008 contributed to a reduction of 33,400 cases, although this had a negligible impact on gross profit. These declines were partially offset by an increase in case sales of concentrate to National Beverage to 163,300 cases compared to the same period of 2008, as well as an increase due to our new product introduction of Jones GABA in February 2009 which contributed 29,800 cases. As part of management’s strategic refocus, we will continue to emphasize our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our canned soda (or CSD) business, which is a lower margin business for us.
     For the quarter ended March 31, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.1 million, an increase of $105,000 or 11.0% from $951,000 a year ago. The promotion allowances and slotting fees for the first quarter 2009 were primarily attributable to promoting some new distribution points in our DSD business. The promotion allowances and slotting fees a year ago related primarily to price promotion programs implemented in the quarter for our DTR business and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products is a more balanced strategy in this economy. As a result, we anticipate for the remainder of 2009 an overall reduction in our promotional allowance and slotting fee costs with an emphasis on our higher margin business, including our core glass bottle business, and only modest slotting fees for the product rollout of Jones GABA in comparison to previous product launches.
     Gross Profit
     For the quarter ended March 31, 2009, gross profit decreased by approximately $477,000, or 24.8% to $1.4 million as compared to $1.9 million in gross profit for the quarter ended March 31, 2008. This was primarily a result of lower sales volumes in our DTR channel due to the discontinuance of the Jones Soda glass bottles at some of our major retailers offset by the product launch of our higher margin Jones GABA. For the quarter ended March 31, 2009, gross profit as a percentage of revenue remained flat at 20.4% compared to the first quarter of 2008 despite the significant decline in revenue offset by sales of our higher-margin Jones GABA product.
     Licensing Revenue
     Licensing revenue decreased 45.1%, or $23,000 to $28,000 for the quarter ended March 31, 2009, from $51,000 for the quarter ended March 31, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended March 31, 2009 were approximately $2.3 million, a decrease of $682,000, or 22.7%, from $3.0 million for the quarter ended March 31, 2008. Promotion and selling expenses as a percentage of revenue increased to 32.8% for the quarter ended March 31, 2009, from 31.9% in the same period in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $349,000, to $1.2 million, or 17.0% of revenue. This decrease was primarily due to decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 resulting in a reduction in force. The effect of the workforce reduction is expected to reduce ongoing promotion and selling expenses in 2009. Also contributing to the decrease in promotion and selling expenses was a decrease in marketing expenses of $298,000 to $1.0 million, or 14.1% of revenue, from $1.3 million in the first quarter a year ago. This was primarily due to decreases in brand building efforts including promotional events, in conjunction with our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended March 31, 2009 were $1.8 million, a decrease of $1.1 million, or 37.0%, compared to $2.9 million for the quarter ended March 31, 2008. General and administrative expenses as a percentage of revenue decreased to 25.5% for the three months ended March 31, 2009 from 30.4% in 2008. The decrease in general and administrative expenses was primarily due to a decrease of salaries and benefits relating to the reversal of accrued bonuses as a result of the determination by the Company’s Compensation and Governance Committee in March 2009 not to award cash bonuses to the executive group for 2008 corporate performance and a decrease in professional fees, including accounting fees and legal fees relating to our securities litigation matter.

     Other Income, Net
     Other income, net decreased to $21,000 for the quarter ended March 31, 2009, from $148,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and short-term investments and, to a lesser extent, lower levels of effective interest rates.
     Income tax Benefit (Expense)
     Provision for income taxes for the quarter ended March 31, 2009 and 2008 was a benefit of $27,000 and an expense of $112,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended March 31, 2009 decreased to $2.6 million from a net loss of $3.9 million for the quarter ended March 31, 2008. This was due to a decrease of $1.1 million in general and administrative expenses as a result of decreases in salaries and benefits and professional fees as well as a decrease in promotion and selling expense of $682,000 as result of our cost containment efforts. Offsetting these decreases was reduction in gross profit of $477,000 as a result of lower sales in our DTR channel driven by the decline in sales of Jones Soda glass bottles, as well as reduced overall demand resulting from the economic downturn.
Liquidity and Capital Resources
     As of March 31, 2009, we had cash, cash-equivalents and short-term investments of approximately $8.2 million and working capital of $14.4 million. We incurred a net loss of $2.6 million and accumulated deficit increased to $32.0 million as of March 31, 2009.
     Cash used in operations during the quarter ended March 31, 2009 totaled $4.3 million, primarily due to our loss from operations and an increase in accounts receivable due our launch of Jones GABA. For the quarter ended March 31, 2009, net cash used by investing activities totaled approximately $19,000 primarily due to purchase of equipment, while net cash used by financing activities totaled approximately $36,000 due to the repayment of capital lease obligations. We do not believe our cash used in operations that we experienced this quarter to be indicative of our cash burn for the remaining quarters of this year. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our seasonally-stronger shipping months of April through September, with cash provided by operating activities expected to increase in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first quarter 2009 included approximately $1.2 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement. As discussed below, we expect our GABA purchase requirements to be substantially lower for the remainder of the year.
     Based on our current plans and amounts expected to be generated from future operations, we believe that our cash and cash equivalents, and net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months and beyond. This will depend, however, on our ability to execute on our operating plan and to manage our costs in light of developing economic conditions and the performance of our business.
     We took into account several factors in developing our operating plan for the next twelve months and beyond (which we refer to in this section as our operating plan or our plan). We gave careful consideration to the macroeconomic factors stemming from the global economic downturn understanding that the current economic conditions are likely to persist as the year progresses. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. As a result, we believe we made conservative assumptions regarding our case sales volumes in our operating plan, which we have further refined as discussed below.
     In addition, our plan factors in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the first quarter was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.2 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement. We do not believe our cash needs relating to Jones GABA will continue at these levels in future quarters of 2009 and beyond due to the fact that we purchased sufficient GABA raw materials to supply our needs for the foreseeable future during the first quarter of 2009 in conjunction with our amended Pharma GABA supply agreement. Moreover, under our plan, we do not believe we are dependent on the launch of Jones GABA to generate sufficient cash flow from operations; however, we believe the launch of Jones GABA during the first quarter of 2009 will help to enhance our sales growth into new markets and consumer groups, which may positively impact our business during the year and in future periods.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. In the prior year, we continued to incur significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products is a more balanced strategy in this economy. As a result, our plan provides for the re-allocation of a portion of our promotional allowance and slotting fee costs to our core glass bottle business and the rollout of our new product, Jones GABA, as well as an overall reduction in our promotional allowance and slotting fees.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, and Executive Vice President of Sales, Tom O’Neill, both of whom resigned in April 2009. We believe these cost containment measures and our decision to proceed with fewer executive level positions, further aligns our cost structure with our revenue expectations. Our operating expenses for the first quarter of 2009 are 30% lower, a reduction of $1.7 million, compared to the first quarter of 2008, and we expect to achieve similar results in the future quarters of this year.
     Finally, our operating plan factors in the use of our cash to meet our contractual obligations for 2009 totaling approximately $8.8 million. A substantial portion of these contractual obligations (approximately 82% of the total for 2009) consist of obligations to purchase raw materials, including approximately $5 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.8 million in glass under our supply agreement with our glass supplier. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2009 and beyond. Our purchase obligations also included a commitment under our amended Pharma GABA supply agreement to order approximately $1.8 million of Pharma GABA by December 31, 2008 and, on or before January 31, 2009, to pay 50% of that amount, with the remaining portion to be paid in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009.
     As we move into the traditionally seasonally-stronger shipping months of April to September, we are gaining insight into developing economic conditions and the impact of those conditions on our business. As of the date of this report, we have refined our operating plan to contemplate lower case sales through the remainder of 2009 than we anticipated at the beginning of the year, as case sales in the first quarter have been lower than expected. However, we believe our operating plan allows us to absorb the expected impact of these developments without materially compromising our overall operating plan. In particular, we believe that our operating plan, with its foundation built upon the broader macroeconomic factors, continues to have us on track to meet our anticipated cash needs for the next twelve months and beyond. Our 2009 results, however, have narrowed the margin we have in our plan to absorb further declines against our expectations with regard to the economy and our business. Accordingly, we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We are prepared, if necessary, to take further action to conserve cash, including further cost reductions in sales, marketing and general and administrative areas.
     Our current operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations, as a result of worsening economic conditions or otherwise, and we are not able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. If that happens, we would need to seek to obtain funds through additional financing or by securing a credit facility, which may not be available to us on acceptable terms, if at all. In this regard, in November 2008, our $15 million line of credit was terminated and is no longer available to us. We have explored different borrowing alternatives with Key Bank, the lender under that facility, and other parties, but to date determined that the terms of these alternatives were not acceptable. We continue to monitor whether credit facilities may be available to us on acceptable terms. We may also have to pursue various other strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives, though there can be no assurance that our efforts in this regard will result in any agreements or transactions.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009. There have been no material changes in our critical accounting policies during the three months ended March 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk as disclosed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009.
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
     We mitigate the risk of fluctuations in commodity prices through the purchase commitments we have for glass and sugar, which provide for a majority of our forecasted material demand. We have entered into fixed price purchase commitments with three pure cane sugar suppliers and one glass supplier for one- to two-year terms. We are still subject to freight surcharges in addition to these agreements, but anticipate a reduction in 2009 due to lower fuel prices.
     With respect to foreign currency risk, approximately 26% of sales are international and primarily are comprised of sales to Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted Canadian exchange rates, as of March 31, 2009, to be material.
     Additionally, we may be subject to interest rate risk on our investment portfolio to the extent we maintain an investment portfolio. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and obsolescence of inventory due to changes in market conditions or new product initiatives. We believe that our exposure to these risks as of March 31, 2009 is not material.
     We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates or foreign currency fluctuations. We have entered into one- to two-year agreements with our sugar suppliers for the supply of sugar at fixed prices. We have also entered into a two year agreement with our glass supplier for the supply of glass at fixed prices. We do not use futures contracts to hedge against fluctuations in commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief

Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
(b) Changes in internal controls
          There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. The motion is now fully briefed, and the parties are awaiting a ruling from the Court.
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
     The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. On June 3, 2008, the parties filed a joint motion to stay the Sexton Action until all motions to dismiss in the federal securities class action have been adjudicated. On June 5, 2008, the Court granted the motion and stayed the Sexton action.

     The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.
     We are unable to predict the outcome of the actions described above.
     On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. Pursuant to mediation held May 1, 2009, the parties have agreed in principal to a mediation settlement and are in the process of finalizing the settlement agreement. The mediation settlement provides for payments to be made to the plaintiff in 2009 and 2010, and for the possibility of additional payments in 2011 and 2012 if we achieve minimum case sales volumes in our CSD business. We do not expect these payments to have a material adverse effect on our financial condition or results of operations.
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
ITEM 1A. RISK FACTORS
     In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. However, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information for shares repurchased during the first quarter of 2009.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $ ‘000)
January 1 to January 31, 2009	—	—	—	—
February 1 to February 28, 2009	6,652	$1.96	—	—
March 1 to March 31, 2009	285	$2.54	—	—
Total	6,937	$2.25	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.
ITEM 5. OTHER INFORMATION
     As previously disclosed by the Company, Stephen C. Jones, the Company’s former Chief Executive Officer, resigned from his position effective May 1, 2009.   Mr. Jones has also notified the Company that he will not stand for re-election to the Board of Directors at the 2009 annual meeting of shareholders, scheduled to be held on May 27, 2009.  In connection with Mr. Jones’ resignation, on May 8, 2009, Mr. Jones and the Company entered into a Separation Agreement and General Release, which contains an acknowledgement by Mr. Jones of his post-employment obligations under his employment arrangement with the Company and a mutual general release of claims.  Additionally, the agreement provides that the stock option to purchase 160,000 shares of the Company’s common stock granted to Mr. Jones on
December 9, 2008 will continue to vest by its terms until Mr. Jones is no longer a director of the Company, at which time the stock option will become fully vested and exercisable and will remain exercisable until May 27, 2012.
ITEM 6. EXHIBITS

10.1*	Settlement Agreement and Release, dated April 3, 2009, by and between the Company and Peter M. van Stolk. (Filed herewith.)

10.2*	Summary of Jones Soda Co. 2009 Bonus Plan For Executive Officers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on April 10, 2009; File No. 000-28820)

10.3	Pharma GABA Sales Contract, dated June 20, 2007, among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Previously filed with, and incorporated herein by reference to, Exhibit 10.24 to our Annual Report on Form 10-K, filed on March 16, 2009; File No. 000-28820)

10.4	Amendment Agreement, dated effective July 31, 2008, by and among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Previously filed with, and incorporated herein by reference to, Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 16, 2009; File No. 000-28820)

31.1	Section 302 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     May 11, 2009

JONES SODA CO.
By:	/s/ JONATHAN J. RICCI
Jonathan J. Ricci
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer