Form 10-Q
period 2009-06-30
JONES SODA CO
filed 2009-08-10
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-28820

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1696175 (I.R.S. Employer Identification Number)

234 Ninth Avenue North Seattle, Washington (Address of principal executive offices)	98109 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, there were 26,454,592 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (Report) and the documents incorporated herein by reference contain a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
     Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:
•	Our ability to achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements in order to continue as a going concern;

•	Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, to support our business plan, which may force us to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or to pursue various other strategies and strategic alternatives to secure additional financing;

•	Our ability to manage our resources and successfully execute our business plan;

•	Our ability to implement our business plan in the current global economic crisis, which could adversely affect demand for our products and make it more difficult for us to secure additional financing, if necessary;

•	Our inability to sustain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting of our common stock and adversely affect its market price and liquidity;

•	Our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers;

•	Our ability to establish long-term agreements with our distributors and our ability to attract and maintain key distributors;

•	Our ability to carefully manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to establish and maintain distribution arrangements directly with retailers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our ability to successfully launch Jones GABA and develop points of distribution for this product;

•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand in the CSD industry;

•	Our ability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and expect to continue to dedicate, significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks, patents and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences; and

•	Our ability to comply with the many regulations to which our business is subject.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,146	$11,736
Short-term investments	—	890
Accounts receivable, net of allowance of $167 and $330	4,063	2,428
Inventory	3,696	5,654
Prepaid expenses and other current assets	1,037	1,410

Total current asset	15,942	22,118
Deferred income tax asset	100	98
Other assets	1,572	—
Fixed assets, net of accumulated depreciation of $3,778 and $3,364	1,731	2,099

Total assets	$19,345	$24,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,394	$1,469
Accrued liabilities	1,906	2,788
Taxes payable	17	34
Capital lease obligations, current portion	160	153

Total current liabilities	3,477	4,444
Capital lease obligations	240	321
Long term liabilities – other	58	75
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized - 100,000,000 issued and outstanding shares – 26,454,592 and 26,460,409 at June 30, 2009 and December 31, 2008, respectively	43,925	43,924
Additional paid-in capital	5,484	5,044
Accumulated other comprehensive income (loss)	143	(79)
Accumulated deficit	(33,982)	(29,414)

Total shareholders’ equity	15,570	19,475

Total liabilities and shareholders’ equity	$19,345	$24,315

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Month Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$7,482	$11,699	$14,554	$21,103
Cost of goods sold	5,426	8,718	11,053	16,200

Gross profit	2,056	2,981	3,501	4,903
Licensing revenue	23	58	51	109
Operating expenses:
Promotion and selling	2,241	3,482	4,561	6,484
General and administrative	1,759	2,227	3,560	5,087

	4,000	5,709	8,121	11,571

Loss from operations	(1,921)	(2,670)	(4,569)	(6,559)
Other (expense) income, net:	(21)	87	—	235

Loss before income tax	(1,942)	(2,583)	(4,569)	(6,324)
Income tax benefit (expense)
Current	(3)	(150)	24	(262)
Deferred	(22)	—	(23)	—

	(25)	(150)	1	(262)

Net loss	$(1,967)	$(2,733)	$(4,568)	$(6,586)

Net loss per share:
Basic and diluted	$(0.07)	$(0.10)	$(0.17)	$(0.25)

Weighted average basic and diluted common shares outstanding:	26,454,592	26,347,955	26,455,582	26,306,801
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,568)	$(6,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424	324
Stock-based compensation	441	330
Change in allowance for doubtful accounts	(163)	(92)
Loss on disposal of fixed assets	21	—
Deferred income tax	22	22
Other	39	278
Changes in operating assets & liabilities:
Accounts receivable	(1,264)	(2,541)
Inventory	1,828	(2,390)
Prepaid expenses and other current assets	364	(676)
Other assets	(1,424)	—
Accounts payable	(128)	1,941
Accrued liabilities	(903)	1,873
Taxes payable	(16)	(203)

Net cash used in operating activities	(5,327)	(7,720)
INVESTING ACTIVITIES:
Purchase of fixed assets	(82)	(283)
Sales of short-term investments — net	890	2,436
Sales of fixed assets	5	—

Net cash provided by investing activities	813	2,153
FINANCING ACTIVITIES:
Proceeds from exercise of options	1	69
Repayment of capital lease obligations	(75)	(85)

Net cash used in financing activities	(74)	(16)

Net decrease in cash and cash equivalents	(4,588)	(5,583)
Effect of exchange rate changes on cash	(2)	—
Cash and cash equivalents, beginning of period	11,736	17,858

Cash and cash equivalents, end of period	$7,146	$12,275

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$(11)	$(294)
Income taxes	$1	$327
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature and Operations and Summary of Significant Accounting Policies
     Jones Soda Co.® develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda™;, a premium soda; Jones 24C™, an enhanced water beverage; Jones GABA®, a functional tea juice blend launched in February 2009, Jones Organics™, a ready to drink organic tea; Jones Naturals®, a non-carbonated juice and tea drink; and WhoopAss Energy Drink® , a high energy drink. We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com Inc., as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Seasonality
     Our sales are seasonal and we experience significant fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.
Recently issued accounting pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends Statement of Financial Accounting Standard (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim financial statements as well as in annual financial statements. The FSP was effective for us for the quarter ended June 30, 2009. The adoption of FSP FAS 107-1/APB 28-1 did not have an impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP was effective for us for the quarter ended June 30, 2009. The adoption of FSP FAS 115-2/FAS 124-2 did not have an impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. This statement is effective for us for the quarter ended June 30, 2009. SFAS 165 did not have an impact on our condensed consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.
Liquidity
     As of June 30, 2009, we had cash and cash-equivalents of approximately $7.1 million and working capital of $12.5 million. Cash used in operations during the six months ended June 30, 2009 totaled $5.3 million, of which approximately $1.0 million was used in the quarter ended June 30, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million ($446,000 used in the quarter ended June 30, 2009) to purchase raw materials under the terms of our amended Pharma GABA supply agreement. As discussed below, we expect our GABA purchase requirements to be substantially lower for the remainder of the year. We incurred a net loss of $4.6 million and accumulated deficit increased to $34.0 million as of June 30, 2009.
     Our ability to execute on our operating plan and to manage our costs in light of developing economic conditions and the performance of our business continues to be critical to the success of our Company. We took into account several factors in developing our operating plan for the next twelve months and beyond (which we refer to in this section as our operating plan or our plan). We gave careful consideration to the macroeconomic factors stemming from the global economic downturn understanding that the current economic conditions are likely to persist as the year progresses. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Although we believe we had made conservative assumptions regarding our case sales volumes in our original operating plan, we have had to further refine our estimated case sales as discussed below.
     In addition, our plan factors in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the first and second quarters was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.6 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement, with the final payment made in July 2009 of $149,000. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future. Moreover, under our plan, we do not believe we are dependent on the launch of Jones GABA to generate sufficient cash flow from operations.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. In the prior year, we continued to incur significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, our plan provides for the re-allocation of a portion of our promotional allowance and slotting fee costs to our core glass bottle business and the rollout of our new product, Jones GABA, as well as an overall reduction in our promotional allowance and slotting fees.
     With respect to our operating expenses, our original operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a combined 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, effective May 1, 2009, and our former Executive Vice President of Sales, Thomas O’Neill, who resigned in April 2009. We believe these cost containment measures, our decision to proceed with fewer executive level positions, and additional cost containment measures to be put into effect in the third quarter of 2009 further align our cost structure with our revised revenue expectations. Our operating expenses for the first half of 2009 are 30% lower, a reduction of $3.5 million, compared to the first half of 2008, and we expect to achieve similar results in the future quarters of this year in comparison to the prior year periods.

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
     Our current operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations, as a result of worsening economic conditions or otherwise, and we are not able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. If that happens, we would need to seek to obtain funds through additional financing or by securing a credit facility, which may not be available to us on acceptable terms, if at all. In this regard, in November 2008, our $15 million line of credit was terminated and is no longer available to us. We have explored different borrowing alternatives with Key Bank, the lender under that facility, and other parties, but to date determined that the terms of these alternatives were not acceptable. We continue to monitor whether credit facilities may be available to us on acceptable terms. We may also pursue various other strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives, though there can be no assurance that our efforts in this regard will result in any agreements or transactions.
     As we have moved into the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009 have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate even lower case sales through the remainder of 2009. We are also planning further cost containment measures for the third quarter of 2009. With these further adjustments, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we intend to implement in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we intend to undertake in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
     Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current period presentation.
2. Inventory
     Inventory consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Finished goods	$2,093	$3,709
Raw materials	1,603	1,945

	$3,696	$5,654

3. Other Assets
     Other assets as of June 30, 2009, totaling $1.6 million, consists of GABA raw materials inventory purchased in conjunction with our Pharma GABA supply agreement and represents the amount of inventory in excess of our forecasted inventory demands for the next twelve months included in inventory within current assets. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future.
4. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant restricted stock or options awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants. Options generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. Restricted stock vests over a period of forty-two months in equal amounts every six months. At June 30, 2009, there were 462,420 shares of unissued common stock authorized and available for issuance under the Plan.
(a) Stock options:
     A summary of our stock option activity is as follows:

			Weighted-
		Weighted-	average
		Average	remaining
	Number of	exercise	contractual
	shares	price	life (years)
Outstanding balance at December 31, 2008	1,459,358	$4.90
Options granted	744,250	0.80
Options exercised	(1,429)	(0.37)
Options cancelled/expired	(398,104)	(4.46)

Outstanding balance at June 30, 2009	1,804,075	3.44	7.16

Exercisable, June 30, 2009	768,123	5.49	4.42
Vested and expected to vest	1,671,983	$3.56
     For the three and six months ended June 30, 2009, we received $0 and $529 in cash proceeds from stock option exercises, respectively. We received $24,000 and $69,000 for the three and six months ended June 30, 2008, respectively.
(b) Restricted stock awards:
     A summary of our restricted stock activity is as follows:

		Weighted-	Weighted-
		Average	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at December 31, 2008	80,978	$6.48	8.97 yrs
Granted	—	—
Vested	(12,475)	6.88
Cancelled/forfeited	(21,307)	6.43

Non-vested restricted stock at June 30, 2009	47,196	$6.35	8.49 yrs

     For the three and six months ended June 30, 2009, a total of 0 shares and 1,683 shares, with an average market value per share of $2.25, were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan.

(c) Stock-based compensation expense:
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, using the fair-value based method. Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.
     The following table summarizes the stock-based compensation expense, which includes reversal of unamortized compensation for terminated employees and changes in forfeiture rate estimates (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Type of awards:
Stock options	$138	$34	$364	$364
Restricted stock	7	(119)	77	(34)

	$145	$(85)	$441	$330

Income statement account:
Promotion and selling	$(13)	$(30)	$98	$117
General and administrative	158	(55)	343	213

	$145	$(85)	$441	$330

     We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Six months ended June 30,
	2009		2008
Expected stock price volatility	87.	36%	71.	1%
Risk free interest rate	2.	2%	2.	7%
Expected term (in years)	5.	9	4.	5
Expected dividend yield	0.	0%	0.	0%

Weighted-average grant date fair value	$0.	59	$1.	97
     The aggregate intrinsic value of stock options outstanding at June 30, 2009 and 2008 was $281,000 and $117,000 and for options exercisable was $16,000 and $104,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.
     At June 30, 2009, the unrecognized compensation expense related to stock options and non-vested restricted stock was $861,000 and $208,000, respectively, which is to be recognized over weighted-average periods of 2.6 years and 2.0 years, respectively.
5. Commitments and contingencies
  Legal proceedings
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court

appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment.
     In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.
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
     On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. We entered into a Settlement Agreement with ABS effective May 29, 2009, under which we will make payments to ABS through July 1, 2010 totaling $225,000, plus pay a $0.05 per case royalty for cases in excess of 2.2 million in 2010 and 3.2 million in 2011. The Settlement Agreement did not constitute any admission of liability but was a compromise of a disputed claim. All claims between the parties have been released and a Stipulation of Dismissal was filed on June 9, 2009. As of June 30, 2009, the remaining accrued settlement balance was $125,000.
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

6. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

United States	$5,488	$9,807	$11,359	$17,761
Canada	1,727	1,717	2,816	3,097
Other countries	267	175	379	245

Total revenue	$7,482	$11,699	$14,554	$21,103

     During the three months ended June 30, 2009 and 2008, three of our customers represented approximately 29% and 36%, respectively of revenues, one of which represented approximately 14% and 21%, respectively of revenues. During the six month period ended June 30, 2009 and 2008, three of our customers represented approximately 27% and 34%, respectively of revenues, one of which represented approximately 11% and 19%, respectively of revenues.

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
Overview
     We develop, produce, market and distribute a range of premium beverages. With the addition of Jones GABA® in the first quarter of 2009, our premium beverages include the following six brands:
•	Jones Pure Cane Soda™, a premium carbonated soft drink;

•	Jones 24C™, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend;

•	Jones Organics™, a ready-to-drink organic tea;

•	Jones Naturals®, a non-carbonated juice & tea; and

•	WhoopAss Energy Drink® a citrus energy drink.
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
     In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage) to manufacture and distribute Jones Soda 12-ounce cans to the more mainstream channels and in-store locations. This was an effort to expand our points of availability within all stores including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Beginning in January 2007, National Beverage started selling Jones Pure Cane Soda to retailers in the grocery and mass merchant channels in the U.S. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells the products on an exclusive basis directly to retailers. However, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our canned soda (or CSD) business, which is a lower margin business for us.
     Our products are sold in 50 states in the U.S. and 9 provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have entered the markets of Ireland, the United Kingdom and Australia through independent distributors.
     Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with four companies. With these licensing agreements, we believe that we are able to partner with companies that will manufacture Jones-related products and extend our Jones brand into select products that we feel enhance our brand image. We do not expect this business to be a material part of our operations in 2009.
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
     In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In February 2009, we launched Jones GABA, our first line of beverage products containing Pharma GABA, offered in a 12-ounce can. We are marketing this tea and juice blended beverage by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides. Our results with respect to Jones GABA depend in part on our ability to successfully launch Jones GABA and market the product’s benefits. We believe our launch and the initial sell-in, have been hampered by the continued economic slowdown, and as such, we are continuing to implement our initial sell-in process. Jones GABA is our first entry into beverage products containing GABA and much of our success will depend on our ability to gain new points of distribution through our DSD channel. We must also be successful in developing DTR distribution for Jones GABA through existing DTR customers and obtain new listings with customers that currently do not have points of distribution. Jones GABA has been launched as a premium priced item and part of a new emerging category of functional beverages. The current economic environment may not support a premium priced beverage entry at the level of our expectations for the product line.
     The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. There can be no assurances that the financial markets will stabilize or recover in the months ahead, that consumer confidence will be restored, or that access to the credit markets will become available. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.
     As we have moved into the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009 have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate even lower case sales through the remainder of 2009. We are also planning further cost containment measures for the third quarter of 2009. With these further adjustments, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. However, we believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is significant uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we intend to undertake in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Refer to “Liquidity and Capital Resources” included below in this report.
Results of Operations
     The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2009	Revenue	2008	Revenue	2009	Revenue	2008	Revenue
	(Dollars in thousands, except per share data)
Consolidated statements of operation data:
Revenue	$7,482	100.0	$11,699	100.0	$14,554	100.0	$21,103	100.0
Cost of goods sold	(5,426)	(72.5)	(8,718)	(74.5)	(11,053)	(75.9)	(16,200)	(76.8)

Gross profit	2,056	27.5	2,981	25.5	3,501	24.1	4,903	23.2
Licensing revenue	23	0.3	58	0.5	51	0.4	109	0.5
Promotion and selling expenses	(2,241)	(30.0)	(3,482)	(29.8)	(4,561)	(31.3)	(6,484)	(30.7)
General and administrative expenses	(1,759)	(23.5)	(2,227)	(19.0)	(3,560)	(24.5)	(5,087)	(24.1)

Operating loss	(1,921)	(25.7)	(2,670)	(22.8)	(4,569)	(31.3)	(6,559)	(31.1)
Other (expense) income, net	(21)	(0.3)	87	0.7	—	(0.0)	235	1.1

Loss before income taxes	(1,942)	(26.0)	(2,583)	(22.1)	(4,569)	(31.3)	(6,324)	(30.0)
Income tax (expense) benefit	(25)	(0.3)	(150)	(1.3)	1	(0.1)	(262)	(1.2)

Net loss	$(1,967)	(26.3)	$(2,733)	(23.4)	$(4,568)	(31.4)	$(6,586)	(31.2)

Basic and diluted net loss per share	$(0.07)		$(0.10)		$(0.17)		$(0.25)

	As of	As of
	June 30, 2009	December 31, 2008
		(Audited)
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$11,209	$15,054
Fixed assets, net	1,731	2,099
Total assets	19,345	24,315
Long-term liabilities	298	396
Working capital	12,465	17,674

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2008	2008
288-ounce equivalent case sales:
Finished products case sales	611,600	939,700	1,153,400	1,703,200
Concentrate case sales	204,800	1,036,600	368,100	1,071,800

Total case sales	816,400	1,976,300	1,521,500	2,775,000

     Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
     Revenue
     For the quarter ended June 30, 2009, revenue was approximately $7.5 million, a decrease of $4.2 million, or 36.0% from $11.7 million in revenue for the three months ended June 30, 2008. The decrease in revenue was primarily attributable to a decrease in case sales of 58.7% to 816,400 cases. Case sales through our DTR and DSD channels decreased 34.9% to 611,600 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 205,800 cases contributed to the reduced case sales and was caused primarily by the discontinuance of Jones Soda glass bottles at some of our major retailers in our DTR and DSD channels which occurred in 2008 as part of our realigned channel focus. In addition, we believe reduced demand resulting from the impact of the economic downturn on consumer spending levels negatively affected our case sales, and we expect economic conditions to continue to have a negative impact on our business for at least the remainder of 2009. Also contributing to the decline was a reduction in 24C shipments of 99,900 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. Additionally, case sales of concentrate to National Beverage decreased to 204,800 cases, or 80.2%, compared to the same period of 2008. Offsetting the decreases to revenue was an increase in case sales to Canada, which increased 9% for the three months ended June 30, 2009 over the same period a year ago due primarily to continued market development. As part of management’s strategic refocus, we will continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our canned soda (or CSD) business, which is a lower margin business for us, and we expect this strategy will continue to have a negative impact on case sales of concentrate compared to prior periods.
     For the quarter ended June 30, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $884,000, a decrease of $1.4 million or 61.8% from $2.3 million a year ago. The promotion allowances and slotting fees for the second quarter of 2009 were primarily attributable to promoting some new distribution points in our DSD business. The promotion allowances and slotting fees a year ago related primarily to price promotion programs implemented in the quarter for our DTR and CSD business and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, we anticipate for the remainder of 2009 an overall reduction in our promotional allowance and slotting fee costs with an emphasis on our higher margin business, including our core glass bottle business, and only modest slotting fees for the product rollout of Jones GABA in comparison to previous product launches.
     Gross Profit
     For the quarter ended June 30, 2009, gross profit decreased by approximately $925,000, or 31.0%, to $2.1 million as compared to $3.0 million in gross profit for the quarter ended June 30, 2008. This was primarily a result of lower sales volumes in our DTR channel due to the discontinuance of the Jones Soda glass bottles at some of our major retailers and lower DSD volumes in the majority of U.S. regions due, we believe, to softer consumer demand as a result of the economic downturn. These decreases to gross profit were offset by the reduction in promotion allowances and slotting fees due to cost containment measures and a significant reduction in freight and storage costs per case due to reduced fuel surcharges and inventory management. For the quarter ended June 30, 2009, gross profit as a percentage of revenue increased to 27.5% from 25.5% compared to the second quarter of 2008.

     Licensing Revenue
     Licensing revenue decreased 59.7%, or $35,000, to $23,000 for the quarter ended June 30, 2009 from $58,000 for the quarter ended June 30, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended June 30, 2009 were approximately $2.2 million, a decrease of $1.2 million, or 35.6%, from $3.5 million for the quarter ended June 30, 2008. Promotion and selling expenses as a percentage of revenue increased to 30.0% for the quarter ended June 30, 2009, from 29.8%, in the same period in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.3 million, to $1.1 million, or 14.1% of revenue resulting primarily from decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 which included a reduction in force and our realigned channel focus which contributed to a decrease in promotional expense, broker and invasion fees. The effects of the workforce reduction and the further cost containment measures planned for the third quarter of 2009 are expected to reduce ongoing promotion and selling expenses in 2009. Trade promotion and marketing expense remained flat compared to a year ago at $1.2 million and was comprised of brand building efforts including advertising and sponsorships.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended June 30, 2009 were $1.8 million, a decrease of $468,000, or 21.0%, compared to $2.2 million for the quarter ended June 30, 2008. General and administrative expenses as a percentage of revenue increased to 23.5% for the three months ended June 30, 2009 from 19.0% in 2008. The decrease in general and administrative expenses was primarily due to a decrease of salaries and benefits resulting from a decrease in headcount, primarily as a result of the strategic refocus in the fourth quarter of 2008, as well as a reduction in bad debt expense. These decreases were offset by an increase in legal expenses resulting from the ABS mediation settlement reached during the second quarter and an increase in stock-based compensation expense due to a reversal of unamortized compensation for terminated employees and changes in forfeiture rate estimates which occurred in the second quarter of 2008. The effect of the further cost containment measures planned for the third quarter of 2009 is expected to reduce ongoing general and administrative expenses in 2009.
     Other (Expense) Income, Net
     Other (expense) income, net decreased to an expense of $21,000 for the quarter ended June 30, 2009, from other income, net of $87,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and short-term investments.
     Income Tax (Expense) Benefit
     Provision for income taxes for the quarter ended June 30, 2009 and 2008 was an expense of $25,000 and $150,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended June 30, 2009 decreased to $2.0 million from a net loss of $2.7 million for the quarter ended June 30, 2008. This was due to decreases in promotion and selling expense of $1.2 million and general and administrative expenses of $468,000 as a result of our cost containment efforts. Offsetting these decreases was reduction in gross profit of $925,000 as a result of lower sales in our DTR channel driven by the decline in sales of Jones Soda glass bottles, and lower DSD volumes in the majority of U.S. regions as a result of reduced overall demand from the economic downturn.
     Six Month Period Ended June 30, 2009 and 2008
     Revenue
     For the six months ended June 30, 2009, revenue was approximately $14.6 million, a decrease of $6.5 million, or 31.0%, from $21.1 million in revenue for the six months ended June 30, 2008. The decrease in revenue was primarily attributable to a 32.3% decrease in case sales through our DTR and DSD channels to 1,153,400 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 353,800 cases contributed to the reduced case sales and was caused primarily by the discontinuance of Jones Soda glass bottles at some of our major retailers in our DTR and DSD channels which occurred in 2008 as part of our realigned channel focus. In addition, we believe reduced demand resulting from the impact of the economic downturn on consumer spending levels negatively affected our case sales, and we expect economic conditions to continue to have a negative impact on our business for at least the remainder of 2009. Also contributing to the decline was a reduction in 24C shipments of 154,100 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. Additionally, case sales of concentrate to National Beverage decreased to 368,000 cases, or 65.7%, compared to the same period of 2008. Offsetting the decreases to revenue was an increase in case sales to Canada, which increased 7% for the six months ended June 30, 2009 over the same period a year ago due primarily to continued market development. As part of management’s strategic refocus, we will continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD business, which is a lower margin business for us, and we expect this strategy will continue to have a negative impact on case sales of concentrate compared to prior periods.
     For the six months ended June 30, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.9 million, a decrease of $1.3 million or 40.5% from $3.3 million a year ago. The promotion allowances and slotting fees for the six months ended June 30, 2009 were primarily attributable to promoting some new distribution points in our DSD business. The promotion allowances and slotting fees a year ago related primarily to price promotion programs implemented for our DTR and CSD business and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, we anticipate for the remainder of 2009 an overall reduction in our promotional allowance and slotting fee costs with an emphasis on our higher margin business, including our core glass bottle business, and only modest slotting fees for the product rollout of Jones GABA in comparison to previous product launches.
     Gross Profit
     For the six months ended June 30, 2009, gross profit decreased by approximately $1.4 million, or 28.6% to $3.5 million as compared to $4.9 million in gross profit for the six months ended June 30, 2008. This was primarily a result of lower sales volumes in our DTR channel due to the discontinuance of the Jones Soda glass bottles at some of our major retailers and lower DSD volumes in the majority of U.S. regions due, we believe, to softer consumer demand as a result of the economic downturn. These decreases to gross profit were offset by the product launch of our higher margin Jones GABA and the reduction in promotion allowances and slotting fees and by a significant reduction in freight and storage costs per case due to reduced fuel surcharges and inventory management. For the six months ended June 30, 2009, gross profit as a percentage of revenue increased to 24.1% from 23.2% compared to the same period in 2008.
     Licensing Revenue
     Licensing revenue decreased 53.2%, or $58,000, to $51,000 for the six months ended June 30, 2009 from $109,000 for the six months ended June 30, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.
     Promotion and Selling Expenses
     Promotion and selling expenses for the six months ended June 30, 2009 were approximately $4.6 million, a decrease of $1.9 million, or 29.7%, from $6.5 million for the six months ended June 30, 2008. Promotion and selling expenses as a percentage of revenue increased to 31.3% for the quarter ended June 30, 2009, from 30.7% in the same period in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.6 million, to $2.3 million, or 15.6% of revenue resulting primarily from decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 which included a reduction in force and our realigned channel focus which contributed to a decrease in promotional expense, broker and invasion fees. The effects of further cost containment measures planned for the third quarter of 2009 are expected to reduce ongoing promotion and selling expenses in 2009. Also contributing to the decrease in promotion and selling expenses was a decrease in trade promotion and marketing expenses of $279,000, to $2.2 million, or 15.1% of revenue from $2.5 million due in part to our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2009 were $3.6 million, a decrease of $1.5 million, or 30.0%, compared to $5.1 million for the six months ended June 30, 2008. General and administrative expenses as a percentage of revenue increased to 24.5% for the six months ended June 30, 2009 from 24.1% in 2008. The decrease in general and administrative expenses was primarily due to (1) a decrease of salaries and benefits as a result of a reduction in headcount, (2)  a decrease in bonus expense due in part to the reversal of accrued bonuses as 2008 corporate performance targets had not been met, and (3) a decrease in professional fees, including accounting fees

The effect of the further cost containment measures planned for the third quarter of 2009 is expected to reduce ongoing general and administrative expenses in 2009.
     Other (Expense) Income, Net
     Other (expense) income, net decreased to $0 for the six months ended June 30, 2009, from other income, net $235,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and short-term investments.
     Income Tax (Expense) Benefit
     Provision for income taxes for the six months ended June 30, 2009 and 2008 was a benefit of $1,000 and an expense of $262,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the six months ended June 30, 2009 decreased to $4.6 million from a net loss of $6.6 million for the six months ended June 30, 2008. This was due to a decrease in promotion and selling expense of $1.9 million and general and administrative expense of $1.5 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts. Offsetting these decreases was a reduction in gross profit of $1.4 million as a result of lower sales in our DTR channel driven by the decline in sales of Jones Soda glass bottles, as well as lower DSD volumes in the majority of U.S. regions as a result of reduced overall demand resulting from the economic downturn.
Liquidity and Capital Resources
     As of June 30, 2009, we had cash and cash-equivalents of approximately $7.1 million and working capital of $12.5 million. Cash used in operations during the six months ended June 30, 2009 totaled $5.3 million, of which $1.0 million was used in the quarter ended June 30, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million ($446,000 used in the quarter ended June 30, 2009) to purchase raw materials under the terms of our amended Pharma GABA supply agreement. As discussed below, we expect our GABA purchase requirements to be substantially lower for the remainder of the year. Additionally, for the sixth months ended June 30, 2009, net cash provided by investing activities totaled approximately $813,000 due primarily to the sales of short-term investments, while net cash used by financing activities totaled approximately $74,000 due to the repayment of capital lease obligations. We incurred a net loss of $4.6 million and accumulated deficit increased to $34.0 million as of June 30, 2009.
     Our ability to execute on our operating plan and to manage our costs in light of developing economic conditions and the performance of our business continues to be critical to the success of our Company. We took into account several factors in developing our operating plan for the next twelve months and beyond (which we refer to in this section as our operating plan or our plan). We gave careful consideration to the macroeconomic factors stemming from the global economic downturn understanding that the current economic conditions are likely to persist as the year progresses. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Although we believe we had made conservative assumptions regarding our case sales volumes in our original operating plan, we have had to further refine our estimated case sales as discussed below.
     In addition, our plan factors in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the first and second quarters was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.6 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement, with the final payment made in July 2009 of $149,000. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future. Moreover, under our plan, we do not believe we are dependent on the launch of Jones GABA to generate sufficient cash flow from operations.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. In the prior year, we continued to incur significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, our plan provides for the re-allocation of a portion of our promotional allowance and slotting fee costs to our core glass bottle business and the rollout of our new product, Jones GABA, as well as an overall reduction in our promotional allowance and slotting fees.
     With respect to our operating expenses, our original operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a combined 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, effective May 1, 2009, and our former Executive Vice President of Sales, Thomas O’Neill, who resigned in April 2009. We believe these cost containment measures, our decision to proceed with fewer executive level positions, and additional cost containment measures to be put into effect in the third quarter of 2009, further align our cost structure with our revised revenue expectations. Our operating expenses for the first half of 2009 are 30% lower, a reduction of $3.5 million, compared to the first half of 2008, and we expect to achieve similar results in the future quarters of this year in comparison to the prior year periods.
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
     Our current operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations, as a result of worsening economic conditions or otherwise, and we are not able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. If that happens, we would need to seek to obtain funds through additional financing or by securing a credit facility, which may not be available to us on acceptable terms, if at all. In this regard, in November 2008, our $15 million line of credit was terminated and is no longer available to us. We have explored different borrowing alternatives with Key Bank, the lender under that facility, and other parties, but to date determined that the terms of these alternatives were not acceptable. We continue to monitor whether credit facilities may be available to us on acceptable terms. We may also pursue various other strategies to secure any necessary additional financing, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners and other strategic alternatives, though there can be no assurance that our efforts in this regard will result in any agreements or transactions.
     As we have moved into the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009 have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate even lower case sales through the remainder of 2009. We are also planning further cost containment measures for the third quarter of 2009. With these further adjustments, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we intend to implement in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we intend to undertake in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Seasonality
     Our sales are seasonal and we experience significant fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009. There have been no material changes in our critical accounting policies during the six months ended June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Procedures
  (a) Evaluation of disclosure controls and procedures
     Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
  (b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purports to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment.
     In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated.
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
     On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. We entered into a Settlement Agreement with ABS effective May 29, 2009, under which we will make payments to ABS through July 1, 2010 totaling $225,000, plus pay a $0.05 per case royalty for cases in excess of 2.2 million in 2010 and 3.2 million in 2011. The Settlement Agreement did not constitute any admission of liability but was a compromise of a disputed claim. All claims between the parties have been released and a Stipulation of Dismissal was filed on June 9, 2009.
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
ITEM 1A. RISK FACTORS
     In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange

Commission on March 16, 2009 (the “2008 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2008 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the risk factor set forth below, which updates the first risk factor in Part I, Item IA of our 2008 10-K, there have been no material changes that we are aware of from the risk factors set forth in our 2008 10-K.
If we are not able to successfully execute on our revised operating plan, and without the ability to further implement meaningful cost containment measures beyond those we intend to implement in the third quarter of 2009, our financial condition and results of operation could be materially adversely affected, and we may not be able to continue as a going concern.
     We have incurred net losses of $4.6 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively, and have used a significant amount of our cash resources during this period to fund our net losses, working capital and capital expenditure requirements. As of June 30, 2009, we had cash, cash-equivalents and short term investments of approximately $7.1 million, compared to approximately $12.6 million as of December 31, 2008. Additionally, we had accumulated deficits of $34.0 million and $29.4 million as of June 30, 2009 and December 31, 2008, respectively. Cash used in operations for the six months ended June 30, 2009 and 2008 was $5.3 million and $7.7 million, respectively.
     As we have moved into the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009 have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate even lower case sales through the remainder of 2009. We are also planning further cost containment measures for the third quarter of 2009. With these further adjustments, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. However, there can be no assurance that we will be able to successfully execute on our revised operating plan or to respond to further developments in our business, our markets and the broader economy. Additionally, despite the further refinements we have made to our operating plan and the additional cost containment measures we intend to implement in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we intend to undertake in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2009 annual meeting of shareholders on May 27, 2009. At the meeting, the shareholders voted on the election of directors and ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009.
     The shareholders elected the following six directors, who received the number of votes set forth opposite their respective names (there were no abstentions):

Director	Votes For	Votes Withheld
Mills A. Brown	19,796,042	974,524
Richard S. Eiswirth, Jr	19,552,579	1,217,987
Michael M. Fleming	19,328,219	1,442,347
Matthew K. Kellogg	19,545,191	1,225,375
Jonathan J. Ricci	19,726,822	1,043,744
Susan A. Schreter	19,809,306	961,260
     The shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2009 by a vote of 20,397,242 shares for, 266,589 shares against, and 106,735 shares abstaining.
     There were no broker non-votes.

ITEM 6. EXHIBITS

10.1*	Settlement Agreement and Release, dated April 3, 2009, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on May 11, 2009; File No. 000-28820.)

10.2*	Summary of Jones Soda Co. 2009 Bonus Plan For Executive Officers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on April 10, 2009; File No. 000-28820.)

10.3*	Separation Agreement and General Release, dated May 8, 2009, by and between the Company and Stephen C. Jones. (Filed herewith.)

10.4*	Second Amendment to Employment Offer Letter, dated May 4, 2009, by and between the Company and Jonathan J. Ricci (Filed herewith.)

31.1	Section 302 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     August 10, 2009

JONES SODA CO.
By:	/s/ JONATHAN J. RICCI
Jonathan J. Ricci
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer