Form 10-Q
period 2009-09-30
JONES SODA CO
filed 2009-11-09
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-28820

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington	91-1696175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

234 Ninth Avenue North
Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of October 30, 2009, there were 26,466,198 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
     Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements. In particular, our operating results may fluctuate due to a number of factors, including, but not limited to, the following:
•	Our ability to achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements in order to continue as a going concern;
•	Our inability to generate sufficient cash flow from operations, or to obtain funds through additional financing, to support our business plan, which may force us to delay, curtail or eliminate some or all of our product development, marketing or distribution programs or to pursue various other strategies and strategic alternatives to secure additional financing;
•	Our ability to manage our resources and successfully execute our business plan;
•	Our ability to implement our business plan in the current global economic crisis, which could adversely affect demand for our products and make it more difficult for us to secure additional financing, if necessary;
•	Our inability to increase points of distribution for our existing Jones GABA product or to successfully innovate new GABA products and product extensions, which could adversely affect the valuation of our GABA raw materials inventory;
•	Our inability to regain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting of our common stock and adversely affect its market price and liquidity;
•	Our ability to carefully manage our inventory levels and to predict the timing and amount of our sales;
•	Our ability to establish and maintain distribution arrangements with distributors, retailers and national retail accounts, on which our business plan and future growth are dependent in part;
•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 8-ounce and 12-ounce cans and 1-liter PET bottles in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand in the CSD industry;

•	Our ability to realize the benefits expected from our sponsorship agreements, to which we have dedicated, and expect to continue to dedicate, significant resources;
•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;
•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;
•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;
•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
•	Our inability to protect our trademarks, patents and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;
•	Our inability to build and sustain proper information technology infrastructure;
•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;
•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;
•	Our inability to continue developing new products to satisfy our consumers’ changing preferences; and
•	Our ability to comply with the many regulations to which our business is subject.
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
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$11,736
Restricted cash and cash equivalents	125	—
Short-term investments	—	890
Accounts receivable, net of allowance of $123 and $330	3,622	2,428
Inventory	3,929	5,654
Prepaid expenses and other current assets	974	1,410

Total current asset	14,731	22,118
Deferred income tax asset	112	98
Fixed assets, net of accumulated depreciation of $3,894 and $3,364	1,443	2,099
Other assets	1,884	—

Total assets	$18,170	$24,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,183	$1,469
Accrued liabilities	2,034	2,788
Taxes payable	60	34
Note payable, current portion	125	—
Capital lease obligations, current portion	—	153

Total current liabilities	3,402	4,444
Note payable	235	—
Capital lease obligations	—	321
Long term liabilities — other	59	75
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value:
Authorized - 100,000,000 issued and outstanding shares — 26,454,949 and 26,460,409 at September 30, 2009 and December 31, 2008, respectively	43,925	43,924
Additional paid-in capital	5,631	5,044
Accumulated other comprehensive income (loss)	382	(79)
Accumulated deficit	(35,464)	(29,414)

Total shareholders’ equity	14,474	19,475

Total liabilities and shareholders’ equity	$18,170	$24,315

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Month Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$7,156	$8,684	$21,710	$29,787
Cost of goods sold	5,643	7,718	16,696	23,918

Gross profit	1,513	966	5,014	5,869
Licensing revenue	19	43	70	152
Operating expenses:
Promotion and selling	1,590	3,481	6,151	9,967
General and administrative	1,446	2,724	5,006	7,809

	3,036	6,205	11,157	17,776

Loss from operations	(1,504)	(5,196)	(6,073)	(11,755)
Other (expense) income, net:	(65)	66	(65)	301

Loss before income tax	(1,569)	(5,130)	(6,138)	(11,454)
Income tax benefit (expense)	87	(130)	88	(392)

Net loss	$(1,482)	$(5,260)	$(6,050)	$(11,846)

Net loss per share:
Basic and diluted	$(0.06)	$(0.20)	$(0.23)	$(0.45)
Weighted average basic and diluted common shares outstanding:	26,454,729	26,354,177	26,455,293	26,324,270
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(6,050)	$(11,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621	531
Stock-based compensation	587	673
Change in allowance for doubtful accounts	(207)	(78)
Loss on disposal of fixed assets	127	—
Deferred income tax	34	—
Other	39	278
Changes in operating assets & liabilities:
Accounts receivable	(732)	(119)
Inventory	1,791	(1,077)
Prepaid expenses and other current assets	415	(39)
Other assets	(1,649)	—
Accounts payable	(381)	(165)
Accrued liabilities	(768)	500
Taxes payable	23	(203)

Net cash used in operating activities	(6,150)	(11,545)
INVESTING ACTIVITIES:
Purchase of certificates of deposit, restricted	(360)	—
Sales of investments	890	9,914
Purchase of fixed assets	(97)	(528)
Sales of fixed assets	5	—

Net cash provided by investing activities	438	9,386
FINANCING ACTIVITIES:
Proceeds from note payable	360	—
Payment of capital lease obligations	(474)	(120)
Proceeds from exercise of options	1	69

Net cash used in financing activities	(113)	(51)

Net decrease in cash and cash equivalents	(5,825)	(2,210)
Effect of exchange rate changes on cash	170	—
Cash and cash equivalents, beginning of period	11,736	17,858

Cash and cash equivalents, end of period	$6,081	$15,648

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$(5)	$(430)
Income taxes	$1	$327
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
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. We have evaluated subsequent events through November 9, 2009, which is the date that these condensed consolidated financial statements were issued. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Recently issued accounting pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections. We adopted SFAS No. 168 effective September 30, 2009 and have included references to the ASC within our condensed consolidated financial statements.
Liquidity
     As of September 30, 2009, we had cash and cash-equivalents of approximately $6.1 million and working capital of $11.3 million. Cash used in operations during the nine months ended September 30, 2009 totaled $6.2 million, of which approximately $823,000 was used during the quarter ended September 30, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement, and no GABA purchase requirements remain as of September 30, 2009. We have incurred a net loss of $6.1 million year to date, and our accumulated deficit increased to $35.5 million as of September 30, 2009.
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
     In addition, our plan factored in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the year was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.6 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement, with the final payment made in July 2009 of $149,000. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future. Moreover, under our plan, we do not believe we are dependent on sales of Jones GABA to generate sufficient cash flow from operations.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our canned soda (or CSD) business, which is a lower margin business for us. In the prior year, we incurred significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, our plan provides for an overall reduction in our promotional allowances and slotting fees and the re-allocation of a portion of our promotional allowance and slotting fee costs from our CSD business to our core glass bottle business and the rollout of our new product, Jones GABA.
     With respect to our operating expenses, our original operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a combined 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, effective May 1, 2009, and our former Executive Vice President of Sales, Thomas O’Neill, who resigned in April 2009. We believe these cost containment measures, our decision to proceed with fewer executive level positions, and additional cost containment measures including an additional reduction in workforce in the third quarter of 2009 resulting in an additional 30% headcount reduction further align our cost structure with our revised revenue expectations. Our operating expenses year to date in 2009 are 37% lower, a reduction of $6.6 million compared to the same period a year ago, and we expect to achieve similar results for the remainder of this year in comparison to the prior year periods.
     Finally, our operating plan factors in the use of our cash to meet our contractual obligations for 2009 totaling approximately $8.8 million. A substantial portion of these contractual obligations (approximately 82% of the total for 2009) consist of obligations to purchase raw materials, including approximately $5 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.8 million in glass under our supply agreement with our glass supplier. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2009 and beyond. Our purchase obligations also included a commitment under our amended Pharma GABA supply agreement to order approximately $1.8 million of Pharma GABA by December 31, 2008 and, on or before January 31, 2009, to pay 50% of that amount, with the remaining portion to be paid in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009. We have satisfied this commitment.
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
     As we have moved through the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009, and again in the third quarter of 2009, have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate slightly lower case sales through the remainder of 2009. With these further adjustments, and the additional cost containment measures including an additional reduction in workforce implemented during the third quarter, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond.
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we implemented in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we undertook in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
     Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current period presentation.
2. Restricted Cash and Cash equivalents
     As of September 30, 2009, our financial assets, included certificates of deposit (CD) in a restricted reserve account to secure our promissory note (note) with Key Bank (Note 5). Such assets have been measured at fair value under Level 1 of the fair value hierarchy, which means that we determine the value based on quoted market prices in active markets for identical assets. The CD for the short term portion of the note, $125,000, is classified as restricted cash and cash equivalents, and the CD for the long term portion of the note, $235,000, is recorded in other assets.
3. Inventory
     Inventory consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Finished goods	$2,587	$3,709
Raw materials	1,342	1,945

	$3,929	$5,654

4. Other Assets
     Other assets as of September 30, 2009, totaling $1.9 million, primarily consists of $1.6 million of GABA raw materials inventory purchased in conjunction with our Pharma GABA supply agreement and represents the amount of inventory in excess of our forecasted inventory demands for the next twelve months. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future, and we are currently assessing other potential opportunities for using the GABA ingredient. The carrying value reflects the lower of cost or market value. The potential of an adjustment to reflect a decline in the lower of cost or market value is dependent upon our ability to continue to increase points of distribution of Jones GABA, as well as successfully realizing other opportunities for using the GABA ingredient.
5. Note Payable
     In September 2009, we entered into a financing agreement with Key Bank for $376,000 for the purpose of consolidating our capital leases with Key Bank, into one promissory note for a lower interest rate. Although our fixed assets are no longer secured, we were required, as a term of the financing, to place $376,000 in an interest bearing restricted reserve account, invested in certificates of deposit, to secure the note. The terms of the arrangement include monthly payments of principal and interest for 35 months and an annual percentage rate of prime which was 3.25%, at September 30, 2009. The carrying value of the note at September 30, 2009 approximates fair value.
     The future minimum principal payments relating to this note as of September 30, 2009, are as follows (in thousands):

2009	$ 32
2010	125
2011	125
2012	94
$376
6.	Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant restricted stock or options awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants. Options generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. Restricted stock vests over a period of forty-two months in equal amounts every six months. At September 30, 2009, there were 1,338,687 shares of unissued common stock authorized and available for issuance under the Plan.
(a) Stock options:
     A summary of our stock option activity is as follows:

			Weighted-
			average
		Weighted-Average	remaining
	Number of	exercise	contractual
	shares	price	life (years)
Outstanding balance at December 31, 2008	1,459,358	$4.90
Options granted	744,250	0.80
Options exercised	(1,786)	0.37
Options cancelled/expired	(904,559)	4.24

Outstanding balance at September 30, 2009	1,297,263	$3.18	7.44

Exercisable, September 30, 2009	486,611	$5.50	4.82
Vested and expected to vest	1,192,216	$3.30
     For the three and nine months ended September 30, 2009, we received $132 and $661 in cash proceeds from stock option exercises, respectively. We received $0 and $69,000 for the three and nine months ended September 30, 2008, respectively.
(b) Restricted stock awards:
     A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-Average	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at December 31, 2008	80,978	$6.48	8.97 yrs
Granted	—	—
Vested	(16,447)	6.92
Cancelled/forfeited	(28,197)	6.65

Non-vested restricted stock at September 30, 2009	36,334	$6.02	8.28 yrs

     For the three and nine months ended September 30, 2009, a total of 2,677 shares and 5,707 shares, with an average market value per share of $2.82 and $2.78, respectively, were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan.
(c) Stock-based compensation expense:
     Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period.
     The following table summarizes the stock-based compensation expense, which includes reversal of unamortized compensation for terminated employees and changes in forfeiture rate estimates (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Type of awards:
Stock options	$115	$208	$479	$572
Restricted stock	31	135	108	101

	$146	$343	$587	$673

Income statement account:
Promotion and selling	$44	$105	$142	$222
General and administrative	102	238	445	451

	$146	$343	$587	$673

     We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Nine months ended September 30,
	2009	2008
Expected stock price volatility	87.4%	71.1%
Risk free interest rate	2.2%	2.7%
Expected term (in years)	5.9	4.5
Expected dividend yield	0.0%	0.0%

Weighted-average grant date fair value	$0.59	$1.97
     The aggregate intrinsic value of stock options outstanding at September 30, 2009 and 2008 was $53,100 and $0 and for options exercisable was $19,000 and $0 respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted closing market price of the stock at the balance sheet date ($0.81) less the exercise price of the option.
     At September 30, 2009, the unrecognized compensation expense related to stock options and non-vested restricted stock was $678,000 and $167,000, respectively, which is to be recognized over weighted-average periods of 2.3 years and 1.8 years, respectively.
7. Commitments and contingencies
Legal proceedings
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. Briefing for the appeal is currently scheduled to be completed in early 2010.

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
     On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. We entered into a Settlement Agreement with ABS effective May 29, 2009, under which we will make payments to ABS through July 1, 2010 totaling $225,000, plus pay a $0.05 per case royalty for cases in excess of 2.2 million in 2010 and 3.2 million in 2011. The Settlement Agreement did not constitute any admission of liability but was a compromise of a disputed claim. All claims between the parties have been released and a Stipulation of Dismissal was filed on June 9, 2009. As of September 30, 2009, the remaining accrued settlement balance was $125,000.
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

8. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
United States	$5,533	$6,746	$17,325	$24,655
Canada	1,461	1,768	3,844	4,717
Other countries	162	170	541	415

Total revenue	$7,156	$8,684	$21,710	$29,787

     During the three months ended September 30, 2009 and 2008, three of our customers represented approximately 30% and 28%, respectively of revenues, one of which represented approximately 14% and 10%, respectively of revenues. During the nine month period ended September 30, 2009 and 2008, three of our customers represented approximately 28% and 38%, respectively of revenues, one of which represented approximately 12% and 20%, respectively of revenues.

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
     We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, national retail accounts, which we refer to as our direct to retail (DTR) channel, as well as through licensing arrangements. We do not directly manufacture our products but instead outsource the manufacturing process to third party contract packers.
     In September 2006, we entered into an exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage) to manufacture and distribute Jones Soda 12-ounce cans to the more mainstream channels and in-store locations. This was an effort to expand our points of availability within all stores including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Beginning in January 2007, National Beverage started selling Jones Pure Cane Soda to retailers in the grocery and mass merchant channels in the U.S. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are solely responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells the products on an exclusive basis directly to retailers. However, beginning in 2009, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our canned soda (or CSD) business, which is a lower margin business for us.

     Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have entered the markets of Ireland, the United Kingdom, Australia and the United Arab Emirates through independent distributors.
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
     In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During the year we have launched two new product extensions and one new brand.
     During the second quarter of 2009, we launched two extensions of our Jones Pure Cane Soda including Jones Refresco De Caña Pura, launched in our west coast markets, and Jones Jumble, our summer seasonal soda launched in targeted markets. Both of these product extensions added incremental Jones Soda glass bottle business for our DSD channel.
     In February 2009, we launched a new brand, Jones GABA, our first line of beverage products containing Pharma GABA, offered in a 12-ounce can and part of a new emerging category of functional beverages. We are marketing this tea and juice blended beverage by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides. Our results with respect to Jones GABA depend in part on our ability to market the product’s benefits. We believe our launch has been hampered by the continued economic slowdown, and as such, we are continuing to explore the best channels and price points in which to sell Jones GABA as well as assessing other potential opportunities for GABA. Jones GABA is our first entry into beverage products containing GABA and much of our success will depend on our ability to gain new points of distribution through our DSD channel. We must also be successful in developing DTR distribution for Jones GABA through existing DTR customers and obtain new listings with customers that currently do not have points of distribution.
     The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and we believe has negatively affected consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. There can be no assurances that the financial markets will stabilize or recover in the months ahead, that consumer confidence will be restored, or that access to the credit markets will become available. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.
     As we have moved through the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009, and again in the third quarter of 2009, have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate slightly lower case sales through the remainder of 2009. With these further adjustments, and the additional cost containment measures including an additional reduction in workforce implemented during the third quarter, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. However, we believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is significant uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we undertook in the third quarter, and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Refer to “Liquidity and Capital Resources” included below in this report.
Results of Operations
     The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2009	Revenue	2008	Revenue	2009	Revenue	2008	Revenue
	(Dollars in thousands, except per share data)
Consolidated statements of operation data:
Revenue	$7,156	100.0	$8,684	100.0	$21,710	100.0	$29,787	100.0
Cost of goods sold	(5,643)	(78.9)	(7,718)	(88.9)	(16,696)	(76.9)	(23,918)	(80.3)

Gross profit	1,513	21.1	966	11.1	5,014	23.1	5,869	19.7
Licensing revenue	19	0.3	43	0.5	70	0.3	152	0.5
Promotion and selling expenses	(1,590)	(22.2)	(3,481)	(40.0)	(6,151)	(28.3)	(9,967)	(33.5)
General and administrative expenses	(1,446)	(20.2)	(2,724)	(31.4)	(5,006)	(23.1)	(7,809)	(26.2)

Operating loss	(1,504)	(21.0)	(5,196)	(59.8)	(6,073)	(28.0)	(11,755)	(39.5)
Other (expense) income, net	(65)	(0.9)	66	0.7	(65)	(0.3)	301	1.0

Loss before income taxes	(1,569)	(21.9)	(5,130)	(59.1)	(6,138)	(28.3)	(11,454)	(38.5)
Income tax benefit (expense)	87	1.2	(130)	(1.5)	88	0.4	(392)	(1.3)

Net loss	$(1,482)	(20.7)	$(5,260)	(60.6)	$(6,050)	(27.9)	$(11,846)	(39.8)

Basic and diluted net loss per share	$(0.06)		$(0.20)		$(0.23)		$(0.45)

	As of
	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$9,703	$15,054
Fixed assets, net	1,443	2,099
Total assets	18,170	24,315
Long-term liabilities	294	396
Working capital	11,329	17,674

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
288-ounce equivalent case sales:
Finished products case sales	538,500	712,300	1,691,800	2,416,200
Concentrate case sales	317,600	314,700	685,800	1,365,800

Total case sales	856,100	1,027,000	2,377,600	3,782,000

     Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
     Revenue
     For the quarter ended September 30, 2009, revenue was approximately $7.2 million, a decrease of $1.5 million, or 17.6% from $8.7 million in revenue for the three months ended September 30, 2008. The decrease in revenue was primarily attributable to a decrease in total case sales of 16.6% to 856,100 cases. Case sales through our DTR and DSD channels decreased 24.4% to 538,500 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 64,000 cases contributed to the reduced case sales, and we believe was caused primarily by reduced demand resulting from the impact of the economic downturn on consumer spending levels. We expect economic conditions to continue to have a negative impact on our business for at least the remainder of 2009. In addition, the discontinuance of Jones Soda glass bottles at some of our major retailers in our DTR channel, which occurred in 2008 as part of our realigned channel focus, contributed to a lesser extent to the decline in case sales. Also contributing to the decline was a reduction in 24C shipments of 83,000 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. These declines were partially offset by an increase in case sales of concentrate to National Beverage to 317,600 cases, or 0.9%, compared to the same period of 2008. As part of management’s strategic refocus, we will continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD business, which is a lower margin business for us, and we expect this strategy will have a negative impact on case sales of concentrate compared to prior periods.
     For the quarter ended September 30, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $486,000, a decrease of $559,000, or 53.5%, from $1.0 million a year ago. The promotion allowances and slotting fees for the third quarter of 2009 were primarily attributable to promoting some new distribution points in our DSD business. The promotion allowances and slotting fees a year ago related primarily to price promotion programs implemented in the quarter for our DTR and CSD business and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, we anticipate for the remainder of 2009 an overall reduction in our promotional allowance and slotting fee costs with an emphasis on our higher margin business, including our core glass bottle business, and only modest slotting fees for the product rollout of Jones GABA in comparison to previous product launches.
     Gross Profit
     For the quarter ended September 30, 2009, gross profit increased by approximately $547,000, or 56.6%, to $1.5 million as compared to $966,000 in gross profit for the quarter ended September 30, 2008. This was primarily a result of a reduction in promotion allowances and slotting fees due to cost containment measures and a significant reduction in freight and storage costs per case due to reduced fuel surcharges and inventory management. For the quarter ended September 30, 2009, gross profit as a percentage of revenue increased to 21.1% from 11.1% compared to the third quarter of 2008.

     Licensing Revenue
     Licensing revenue decreased 55.3%, or $24,000, to $19,000 for the quarter ended September 30, 2009 from $43,000 for the quarter ended September 30, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended September 30, 2009 were approximately $1.6 million, a decrease of $1.9 million, or 54.3%, from $3.5 million for the quarter ended September 30, 2008. Promotion and selling expenses as a percentage of revenue decreased to 22.2% for the quarter ended September 30, 2009, from 40.1% in the same period in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.2 million, to $832,000, or 11.6% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 and continued cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus which contributed to a decrease in promotional expenses. The effects of the workforce reductions including the most recent reduction in the third quarter of 2009 are expected to reduce ongoing promotion and selling expenses for the remainder of 2009 compared to prior year periods. Also contributing to the decrease in promotion and selling expenses was a decrease in marketing expenses of $651,000, to $759,000, or 10.6% of revenue for the quarter ended September 30, 2009, from $1.4 million in the same period in 2008 due in part to our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended September 30, 2009 were $1.4 million, a decrease of $1.3 million, or 46.9%, compared to $2.7 million for the quarter ended September 30, 2008. General and administrative expenses as a percentage of revenue decreased to 20.2% for the three months ended September 30, 2009 from 31.4% in the same period of 2008. The decrease in general and administrative expenses was primarily due to a decrease of salaries and benefits including stock-based compensation, resulting from a decrease in headcount primarily as a result of the strategic refocus in the fourth quarter of 2008 and continued cost containment efforts during 2009, which also included reductions in workforce. Also contributing to the decrease was a reduction in professional fees including consulting and legal expenses as well as a reduction in bad debt expense. The effects of the workforce reductions including the most recent reduction in the third quarter of 2009 are expected to reduce ongoing general and administrative expenses for the remainder of 2009 compared to prior year periods.
     Other (Expense) Income, Net
     Other (expense) income, net decreased to an expense of $65,000 for the quarter ended September 30, 2009, from other income, net of $66,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and short-term investments.
     Income Tax Benefit (Expense)
     Provision for income taxes for the quarter ended September 30, 2009 and 2008 was a benefit of $87,000 and an expense of $130,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and reflects a credit for the quarter ended September 30, 2009 due to a tax refund received resulting from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended September 30, 2009 decreased to $1.5 million from a net loss of $5.3 million for the quarter ended September 30, 2008. This was due to improvements to our gross profit of $547,000 through reductions in promotion allowances and slotting fees due to cost containment measures and a significant reduction in freight and storage costs per case due to reduced fuel surcharges and inventory management. Additionally the reduction in net loss was attributable to decreases in promotion and selling expense of $1.9 million and general and administrative expenses of $1.3 million as a result of our cost containment efforts.

     Nine Month Period Ended September 30, 2009 and 2008
     Revenue
     For the nine months ended September 30, 2009, revenue was approximately $21.7 million, a decrease of $8.1 million, or 27.1%, from $29.8 million in revenue for the nine months ended September 30, 2008. The decrease in revenue was primarily attributable to a 30.0% decrease in case sales through our DTR and DSD channels to 1,691,800 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 421,500 cases contributed to the reduced case sales, and we believe was caused primarily by the discontinuance of Jones Soda glass bottles at some of our major retailers in our DTR and DSD channels which occurred in 2008 as part of our realigned channel focus. In addition, we believe reduced demand resulting from the impact of the economic downturn on consumer spending levels negatively affected our case sales, and we expect economic conditions to continue to have a negative impact on our business for at least the remainder of 2009. Also contributing to the decline was a reduction in 24C shipments of 238,900 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. Additionally, case sales of concentrate to National Beverage decreased to 685,800 cases, or 49.8%, compared to the same period of 2008. As part of management’s strategic refocus, we will continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD business, which is a lower margin business for us, and we expect this strategy will continue to have a negative impact on case sales of concentrate compared to prior periods.
     For the nine months ended September 30, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $2.4 million, a decrease of $1.9 million or 43.7% from $4.3 million a year ago. The promotion allowances and slotting fees for the nine months ended September 30, 2009 were primarily attributable to promoting some new distribution points in our DSD business. The promotion allowances and slotting fees a year ago related primarily to price promotion programs implemented for our DTR and CSD business and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, we anticipate for the remainder of 2009 an overall reduction in our promotional allowance and slotting fee costs with an emphasis on our higher margin business, including our core glass bottle business, and only modest slotting fees for the product rollout of Jones GABA in comparison to previous product launches.
     Gross Profit
     For the nine months ended September 30, 2009, gross profit decreased by approximately $855,000, or 14.6% to $5.0 million as compared to $5.9 million in gross profit for the nine months ended September 30, 2008. This was primarily a result of lower sales volumes in our DTR channel due to the discontinuance of the Jones Soda glass bottles at some of our major retailers and lower DSD volumes in the majority of U.S. regions due, we believe, to softer consumer demand as a result of the economic downturn. These decreases to gross profit were offset by a reduction in promotion allowances and slotting fees and by a significant reduction in freight and storage costs per case due to reduced fuel surcharges and inventory management. For the nine months ended September 30, 2009, gross profit as a percentage of revenue increased to 23.1% from 19.7% compared to the same period in 2008.
     Licensing Revenue
     Licensing revenue decreased 53.7%, or $82,000, to $70,000 for the nine months ended September 30, 2009 from $152,000 for the nine months ended September 30, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2009.
     Promotion and Selling Expenses
     Promotion and selling expenses for the nine months ended September 30, 2009 were approximately $6.2 million, a decrease of $3.8 million, or 38.3%, from $10.0 million for the nine months ended September 30, 2008. Promotion and selling expenses as a percentage of revenue decreased to 28.3% for the quarter ended September 30, 2009, from 33.5% in the same period in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $2.9 million, to $3.2 million, or 14.7% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 and continued cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus which contributed to a decrease in promotional expense, broker and invasion fees. The effects of the workforce reductions, including the most recent reduction in the third quarter of 2009, are expected to reduce ongoing promotion and selling expenses in 2009 compared to prior year periods. Also contributing to the decrease in promotion and selling expenses was a $930,000 decrease in trade promotion and marketing expenses from $3.9 million to $3.0 million, or 13.6% of revenue, due in part to our cost containment efforts.

     General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2009 were $5.0 million, a decrease of $2.8 million, or 35.9%, compared to $7.8 million for the nine months ended September 30, 2008. General and administrative expenses as a percentage of revenue decreased to 23.1% for the nine months ended September 30, 2009 from 26.2% in 2008. The decrease in general and administrative expenses was primarily due to (1) a decrease of salaries and benefits as a result of a reduction in headcount, and (2) a decrease in professional fees, including accounting fees. The effects of the workforce reductions including the most recent reduction in the third quarter of 2009 are expected to reduce ongoing general and administrative expenses for the remainder of 2009 compared to prior year periods.
     Other (Expense) Income, Net
     Other expense, net decreased to an expense of $65,000 for the nine months ended September 30, 2009, from other income, net of $301,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and short-term investments.
     Income tax Benefit (Expense)
     Provision for income taxes for the nine months ended September 30, 2009 and 2008 was a benefit of $89,000 and an expense of $392,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and reflects a credit for the nine months ended September 30, 2009 due to a tax refund received resulting from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the nine months ended September 30, 2009 decreased to $6.1 million from a net loss of $11.8 million for the nine months ended September 30, 2008. This was primarily due to a decrease in promotion and selling expense of $3.8 million and general and administrative expense of $2.8 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts. Offsetting these decreases was a reduction in gross profit of $855,000 as a result of lower sales in our DTR channel driven by the decline in sales of Jones Soda glass bottles, as well as lower DSD volumes in the majority of U.S. regions we believe as a result of reduced overall demand resulting from the economic downturn.
Liquidity and Capital Resources
     As of September 30, 2009, we had cash and cash-equivalents of approximately $6.1 million and working capital of $11.3 million. Cash used in operations during the nine months ended September 30, 2009 totaled $6.2 million, of which approximately $823,000 was used during the quarter ended September 30, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement, and no GABA purchase requirements remain as of September 30, 2009. Additionally, for the nine months ended September 30, 2009, net cash provided by investing activities totaled approximately $438,000 due primarily to the sales of short-term investments offset by the purchase of certificates of deposit which is for the required restricted reserve account to secure our promissory note. Net cash used by financing activities for the nine months ended September 30, 2009 totaled approximately $113,000 due to the repayment of capital lease obligations offset by the proceeds from the note payable resulting from the consolidation of our capital leases into one promissory note for a lower interest rate. We have incurred a net loss of $6.1 million year to date and our accumulated deficit increased to $35.5 million as of September 30, 2009.
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

     In addition, our plan factored in a modest launch of our new product, Jones GABA, both in terms of expected case sales and costs relating to promotion allowances and slotting fees and other promotional expenses. A portion of our cash used in operating activities during the year was the result of our launch of Jones GABA in February 2009. These costs, contemplated in our operating plan, of approximately $1.6 million were used to purchase raw materials under the terms of our amended Pharma GABA supply agreement, with the final payment made in July 2009 of $149,000. We believe we purchased sufficient GABA raw materials to supply our needs for the foreseeable future. Moreover, under our plan, we do not believe we are dependent on sale of Jones GABA to generate sufficient cash flow from operations.
     Our operating plan also takes into account a change in our strategic direction with an emphasis on our higher-margin core products, including our Jones Pure Cane Soda glass bottle business, and less emphasis on our CSD business, which is a lower margin business for us. In the prior year, we incurred significant promotional allowances and slotting fees in building our CSD business, but our CSD business did not generate sales volumes commensurate with these costs. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy in this economy. As a result, our plan provides for an overall reduction in our promotional allowances and slotting fees and the re-allocation of a portion of our promotional allowance and slotting fee costs from our CSD business to our core glass bottle business and the rollout of our new product, Jones GABA.
     With respect to our operating expenses, our original operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and early 2009, including reductions in workforce resulting in a combined 40% headcount reduction. Additionally, our executive level positions were reduced as a result of the departure of our former Chief Executive Officer, Stephen Jones, effective May 1, 2009, and our former Executive Vice President of Sales, Thomas O’Neill, who resigned in April 2009. We believe these cost containment measures, our decision to proceed with fewer executive level positions, and additional cost containment measures including an additional reduction in workforce in the third quarter of 2009 resulting in an additional 30% headcount reduction, further align our cost structure with our revised revenue expectations. Our operating expenses year to date 2009 are 37% lower, a reduction of $6.6 million, compared to the same period a year ago, and we expect to achieve similar results for the remainder of this year in comparison to the prior year periods.
     Finally, our operating plan factors in the use of our cash to meet our contractual obligations for 2009 totaling approximately $8.8 million. A substantial portion of these contractual obligations (approximately 82% of the total for 2009) consist of obligations to purchase raw materials, including approximately $5 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.8 million in glass under our supply agreement with our glass supplier. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2009 and beyond. Our purchase obligations also included a commitment under our amended Pharma GABA supply agreement to order approximately $1.8 million of Pharma GABA by December 31, 2008 and, on or before January 31, 2009, to pay 50% of that amount, with the remaining portion to be paid in six equal monthly installments commencing on February 24, 2009 and ending July 26, 2009. We have satisfied this commitment.
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
     As we have moved through the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009, and again in the third quarter of 2009, have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate slightly lower case sales through the remainder of 2009. With these further adjustments, and the additional cost containment measures including an additional reduction in workforce implemented during the third quarter, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond.

     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we implemented in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we undertook in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Procedures
     (a) Evaluation of disclosure controls and procedures
     Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
     (b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. Briefing for the appeal is currently scheduled to be completed in early 2010.
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
     If we are not able to successfully execute on our revised operating plan, and without the ability to further implement meaningful cost containment measures beyond those we undertook in the third quarter of 2009, our financial condition and results of operation could be materially adversely affected, and we may not be able to continue as a going concern.
     We have incurred net losses of $6.1 million and $11.8 million for the nine months ended September 30, 2009 and 2008, respectively, and have used a significant amount of our cash resources during these periods to fund our net losses, working capital and capital expenditure requirements. As of September 30, 2009, we had cash, cash-equivalents and short term investments of approximately $6.1 million, compared to approximately $12.6 million as of December 31, 2008. Additionally, we had accumulated deficits of $35.5 million and $29.4 million as of September 30, 2009 and December 31, 2008, respectively. Cash used in operations for the nine months ended September 30, 2009 and 2008 was $6.2 million and $11.5 million, respectively.
     As we have moved through the historically seasonally-stronger shipping months of April to September, we have gained insight into developing economic conditions and the severity of the impact of those conditions on our business. As a result, as of the date of our quarterly report for the first quarter of 2009, we had refined our operating plan to contemplate lower case sales through the remainder of 2009 than we had anticipated at the beginning of the year. However, case sales in the second quarter of 2009, and again in the third quarter of 2009, have been even lower than our revised expectations. Therefore, as of the date of this report, we have further refined our operating plan from last quarter to contemplate slightly lower planned case sales through the remainder of 2009. With these further adjustments, and the additional cost containment measures implemented in 2009 including an additional reduction in workforce during the third quarter, we believe that our revised 12-month operating plan, with its foundation built upon the broader macroeconomic factors, allows us to meet our anticipated cash needs for the next 12 months and beyond. However, there can be no assurance that we will be able to successfully execute on our revised operating plan or to respond to further developments in our business, our markets and the broader economy. Additionally, despite the further refinements we have made to our operating plan and the additional cost containment measures we implemented in the third quarter, we may no longer have sufficient margin in our plan to absorb further material declines against our expectations with regard to the economy or our business. We believe our revised operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions so far in 2009 have made forecasting demand for our products much more difficult, so there is uncertainty regarding our ability to meet our revised case sales projections. This uncertainty, together with our inability to implement further meaningful cost containment measures beyond those we undertook in the third quarter and the extremely difficult environment in which to obtain additional equity or debt financing, raise substantial doubt about our ability to continue as a going concern.
     The valuation of our GABA raw materials inventory is dependent on our ability to increase points of distribution for our existing Jones GABA product and our ability to successfully innovate new GABA products and product extensions. If we are unable to successfully implement this strategy, we may be required to adjust the value of our GABA raw materials inventory, which could adversely affect our results of operations and financial condition.
     We have allocated significant resources in our efforts to launch Jones GABA in 2009, our first entry into beverage products containing GABA and part of a new emerging category of functional beverage, including the purchase of sufficient inventory of the GABA raw material ingredient for the foreseeable future. Under our Pharma GABA supply agreement, we were required to purchase a significant quantity of the GABA ingredient. As of September 30, 2009, we had $1.9 million of GABA raw materials, $1.6 million of which was recorded to other assets on our balance sheet and represented the amount of inventory in excess of our forecasted inventory demands for the next 12 months. Our ability to use our GABA raw material inventory in line with our expectations will depend on the success of the Jones GABA product and on our ability to develop and sell other products that include the GABA ingredient. If we are unsuccessful in our efforts to promote Jones GABA and innovate and distribute other products using our GABA inventory, we may not achieve the sell-through of our GABA inventory that we anticipate or we may be forced to lower the price points of our GABA products. In these cases, we may have to adjust the value of our GABA raw materials inventory to reflect a decline in the lower of cost or market value of this inventory. Any such adjustment could have a material adverse impact on our financial condition and on our results of operations in the quarter and year in which the adjustment is recorded.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information for shares repurchased during the third quarter of 2009.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $ ‘000)
July 1 to July 31, 2009	—	—	—	—
August 1 to August 31, 2009	1,459	$2.87	—	—
September 1 to September 30, 2009	1,218	$2.77	—	—

Total	2,677	$2.82	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.

ITEM 6.	EXHIBITS
++10.1	Seattle Seahawks Amended Sponsorship Agreement, dated July 15, 2009. (Filed herewith.)

31.1	Section 302 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — Jonathan J. Ricci, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

++	Portions of the marked exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      November 9, 2009

JONES SODA CO.
By:	/s/ JONATHAN J. RICCI
Jonathan J. Ricci
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer