Form 10-K
period 2009-12-31
JONES SODA CO
filed 2010-03-31
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.
(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the last business day of the second fiscal quarter, June 30, 2009, the aggregate market value of such common stock held by non-affiliates was approximately $28,835,505 using the closing price on that day of $1.09.

As of March 10, 2010, there were 26,424,796 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:

None

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements expressing future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2010 operating plan and obtain financing before 2011;

•	Whether our efforts to explore strategic transactions result in a definitive transaction, and the risks and uncertainties associated with the evaluation and negotiation of any proposed transaction, including management distraction and the effect of market assumptions regarding a proposed transaction on the price of our common stock;

•	Our ability to establish and maintain distribution arrangements with distributors, retailers, brokers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 12-ounce cans in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand;

•	Our ability to modify our sponsorship arrangements in a timely manner to reduce our obligations or make any other changes or to realize the benefits expected from our sponsorship agreements, to which we have dedicated significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks, patents and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to regain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, or our inability to appeal the Nasdaq Staff’s determination to delist our common stock which may adversely affect our market price and liquidity;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations;

•	Our ability to comply with the many regulations to which our business is subject.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors.” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute a range of premium beverages, including the following four brands as of the date of this Report:

•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:

•	Jones Refresco De Caña Pura,

•	Jones Jumbletm, our seasonal soda, and

•	Jones Zilchtm, our zero calorie offering;

•	Jones 24C®, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend; and

•	WhoopAss Energy Drink®, a citrus energy drink.

We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel and national retail accounts, which we refer to as our direct to retail (DTR) channel, and we sell concentrate through an exclusive manufacturing and distribution agreement. We do not directly manufacture our products but instead outsource the manufacturing process to third party contract packers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we are expanding our international business outside of North America and have secured distribution through independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 234 Ninth Avenue North, Seattle, Washington 98109. Our telephone number is (206) 624-3357.

As we discuss in this Report under the heading “Liquidity and Capital Resources,” the challenges and uncertainties we face in our business, including our liquidity position, our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. In light of this, we have evaluated a broad range of strategic alternatives over the last months. On March 9, 2010, we announced that we had entered into a Letter of Intent (LOI) with Reed’s, Inc. (Reed’s), maker of sodas sold in natural food stores nationwide, regarding a potential merger transaction in which Reed’s would acquire Jones Soda for a combination of cash and Reed’s common stock. On March 22, 2010, we announced that we had terminated the exclusivity provisions of the LOI in order to explore an unsolicited, nonbinding transaction proposal submitted by another third party. We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However, there can be no assurance that we will enter into a definitive agreement with respect to a transaction, or that any transaction we may enter into will ultimately be consummated.

Segment Information

The Company has one operating segment with operations primarily in the United States and Canada (see Note 14 in Item 8 of this Report).

Products

Our four beverage brands include the following:

Jones Pure Cane Soda

In November 1995, we launched Jones Soda, a premium carbonated soft drink, under our trademarked brand creating a new category in the New Age beverage market (see “Industry Background” below for a description of the New Age market). Jones Soda comes in 12-ounce, clear long-neck bottles, and every bottle label carries a photo sent to us by our consumers. Over 1,000,000 photos have been submitted to us. We believe this unique interaction between the consumer and the brand creates a distinguishable point of difference and strong competitive advantage for Jones Soda. Equally differentiating is the bright colorful look of our drinks with distinctive names such as FuFu Berry® and Blue Bubble Gum. Jones Soda is made with the highest quality ingredients and flavors. We currently sell Jones Soda in eleven flavors in the United States.

In 2003, we launched a sugar-free version of our Jones Soda line providing an alternative for consumers to our regular Jones Soda line. We believe these sugar-free sodas, which are sweetened with Splenda® and contain zero calories, are an important product extension, especially in light of the recent concern and media coverage regarding obesity in young people. In the fourth quarter of 2009, we re-branded this line-up as Jones Zilchtm. The new line-up is still sweetened with Splenda, has zero calories and now includes Vitamin C as an added ingredient. We currently have three flavors of Jones Zilchtm, including the traditional favorite, Black Cherry, and two new flavors: Pomegranate, and Vanilla Bean.

In 2004, we expanded the Jones Soda package lineup to include 12-ounce cans, which are produced and distributed by National Beverage Corp. (National Beverage) primarily through the grocery channel. We believe our can business provides our customers with an alternative method of consuming our premium soda.

In keeping with our commitment to produce the highest quality beverage, in the second quarter of 2007, we launched Jones Pure Cane Soda by converting our sweetener system from high fructose corn syrup to pure cane sugar, which we believe improves the taste and mouth feel of our products and is understood to digest easier in the body.

During 2009, we launched three extensions of our Jones Pure Cane Soda including Jones Zilchtm, Jones Refresco De Caña Pura, launched in our West coast markets, and Jones Jumbletm, our seasonal soda launched in targeted markets. We currently have four flavors of the Jones Refresco line and treat Jones Jumbletm as a rotating flavor for the seasonal soda.

Jones 24C

In June 2006, we purchased the trademark rights and related assets of 24C. Jones 24C, an enhanced water beverage sweetened with pure cane sugar, has 100% natural flavors, contains daily vitamin requirements (including 500% RDA of Vitamin C) and is available in five flavors primarily in the Northeast region of the country. We began production and distribution of Jones 24C in the first quarter of 2007. 24C is available in 20-ounce PET bottles.

Jones GABA

We introduced our first line of beverages containing Pharma GABA in February 2009. The product, branded Jones GABA and offered in 12-ounce slim cans, is available in the following flavors: Lemon Honey Tea, Fuji Apple, Nectarine and Grapefruit tea and juice blends. Pharma GABA is a naturally produced form of the amino acid, gamma amino butyric acid (GABA), which studies have shown to be a key neurotransmitter in the human brain that improves mental focus, balance and clarity, while reducing stress. We believe our launch has been hampered by the persisting adverse economic conditions. Jones GABA is our first entry in the new emerging category of Functional Beverages and is our first beverage product containing GABA.

WhoopAss Energy Drink

We launched WhoopAss in October 1999. WhoopAss is a citrus energy drink in a 16-ounce slim can containing riboflavin, niacin, vitamin B6 and thiamin. WhoopAss competes in the Energy Drink category of the New Age beverage industry.

Discontinued Product — Jones Naturals and Jones Organicstm

In the first quarter of 2010, due to the loss of our significant DTR accounts carrying these brands, including Barnes & Noble Inc. and Panera Bread Company, and the costs of maintaining inventory for low volume brands, we discontinued Jones Naturals (launched in April 2001) and Jones Organicstm (launched in April 2005). Jones Naturals was a non-carbonated beverage containing 100% natural flavors and ingredients and consisted of five flavors. Jones Organicstm was a ready-to-drink organic tea and consisted of four flavors.

Industry Background

The New Age or Alternative Beverage Category

Jones Pure Cane Soda, Jones 24C, and WhoopAss Energy Drink, which are classified as New Age or alternative beverages, as well as other brands and products that we may develop in the future, compete with beverage products of all types including soft drinks, fruit juices and drinks and bottled water.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain natural ingredients combined with less sugar and carbonation. As a general rule, three criteria have been established for the New Age or alternative beverage classification: (1) relatively new introduction to the marketplace, (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks, and (3) the use of natural ingredients and flavors in the products. According to market research, the New Age or alternative beverage category includes: energy drinks, premium soda, ready-to-drink (RTD) coffee, RTD tea; RTD tea (nutrient-enhanced), shelf-stable dairy (regular/diet), shelf-stable dairy (nutrient-enhanced), single-serve-fruit beverages (regular/diet), single-serve-fruit beverages (nutrient enhanced), smoothies, sparkling water, sports drinks and vegetable/fruit juice blends.

The Carbonated Soft Drink Category

Our soda originated in the New Age category and our products meet the above mentioned definitions for the New Age or alternative beverage classification, but over time these definitions evolve and categories overlap and blend together. While we intend to maintain our niche alternative positioning, we also strive to expand our sources of growth by attempting to be within the consideration set of shoppers and drinkers of mainstream brands so that it is easier for them to switch to our brands. For that reason, we have attempted to expand our points of availability within all stores, including the shelves that are normally restricted to national mainstream brands manufactured by companies such as The Coca-Cola Company and PepsiCo. Our primary package within the mainstream aisle is the 12-ounce can multi-pack, but we have also penetrated this space with the four-pack Jones Soda glass package. These packages and shelf locations allow us to penetrate the larger carbonated soft drink category, providing us access to the important “take home market.”

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

Key elements of our business strategy include the following:

Building our Brand

We believe the market for alternative beverages is dependent to a large extent on image as well as taste, and that this market is driven by trendy, young consumers between the ages of 12 and 24. Accordingly, our strategy is to develop innovative brand names, relevant programs and trade dress. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. Through the labels on our bottles, we invite consumers to access our website and to send in photographs to be featured on the Jones Soda labels. We select photos throughout the year to be placed on our bottles in distribution. We also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a patented process owned by Jones Soda. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products. Additionally, the industry continues to see a shift towards diet or zero calorie soft drinks, and we believe the launch of Jones Zilchtm is on trend and maintains the spirit of the Jones brand in a new zero calorie platform. We believe this launch will expand the consumer base for our soda products and provide a healthier, fun alternative to the current options in this sector.

In-House Brand and Product Development

We understand the importance of creating new beverage items and enhancing our existing beverage items to meet the ever changing consumer taste profile. Our strategy is to be focused on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with consumer trends in the beverage industry.

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

Independent Distributor Network (DSD)

We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network throughout the U.S. and Canada. We have obtained listings for selected stock keeping units (SKUs) of our Jones Pure Cane Soda, Jones 24C, Jones GABA, and WhoopAss Energy Drink brands with certain key retail grocery, convenience and mass merchandiser accounts, including but not limited to Quality Food Centers (QFC), Winn Dixie Stores, Inc., Hy Vee, Inc., Target Corporation, Meijer, Inc., 7-Eleven, Inc., The Stop and Shop Supermarket Company, Allsups Convenience Stores, The Kroger Co., Albertsons, Speedway Super America LLC and key Canadian retailers such as Loblaw Companies Limited, all of which are serviced through our independent distributor network.

We grant certain independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our brands through written agreements. These agreements typically include invasion fee provisions to those distributors in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We select distributors that we believe will have the ability to get our brands and products on the street level retail shelves in convenience stores, delicatessens, sandwich shops and selected supermarkets.

Ultimately, we have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise. We currently maintain a network of approximately 150 distributors in 50 states in the United States and nine provinces in Canada. In 2009, we secured distribution with independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates.

Direct to Retail National Accounts (DTR)

We launched our direct to retail business strategy in 2003 as a complementary channel of distribution to our DSD channel, targeting large national retail accounts. Through these programs we negotiate directly with large national retailers, primarily premier food-service based businesses, to carry our products serviced through the retailer’s appointed distribution system. As of the date of this Report, our most significant DTR accounts are the following:

•	Costco Canada — launched in 2000, we offer a 24-count variety pack which includes six flavors of Jones Soda;

•	Starbucks Canada — launched in 2000, we offer two flavors of Jones Soda in all Starbucks locations;

•	Cost Plus — launched in 2005, we offer a variety of flavors of Jones Soda and occasional season related packaging;

•	Harris Teeter — launched in 2006, we offer a variety of Jones Soda flavors.

These arrangements are not long-term and are terminable at any time by these retailers or us. There are no minimum purchase commitments for any of these retailers. In 2010, three of our significant DTR accounts chose not to continue with us; these are Barnes & Noble Inc., Panera Bread Company, and Alaska and Horizon Airlines. We will continue to look for new opportunities to service and expand our DTR channel of business.

Concentrate Soda Distribution (CSD)

In October 2004, we entered into a test of our Jones Soda product in the 12-ounce can format under a two-year exclusive marketing and distribution agreement with Target Corporation (Target). With the expiration of this exclusive agreement with Target in December 2006, beginning in 2007 we expanded distribution to the grocery and mass merchant channel in the U.S. with our exclusive manufacturing and distribution agreement with National Beverage. This agreement continues through December 31, 2011 (Initial Term), and automatically renews in perpetuity for successive five year terms (Renewal Term). Any termination by us at the end of the Initial Term or any Renewal Term or in the event of a material transaction, results in a material termination payment by us to National Beverage.

National Beverage purchases concentrate from us in order to manufacture our products (which we refer to as our CSD channel), and it places orders for concentrate as required to manufacture and sell on an exclusive basis the products directly to retailers. National Beverage is not required to place any minimum monthly or quarterly concentrate orders with us. Through this arrangement, we identify and secure retailers across the U.S. for our Jones Soda 12-ounce cans and are responsible for sales efforts, marketing, advertising and promotion. National Beverage is responsible for the manufacturing, delivery and invoicing of the sales of our products in this can package. Beginning in 2009, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD channel, which is a lower margin business for us.

Sponsorship Arrangements

We currently have three major sponsorship agreements with professional sports franchises. We entered into Sponsorship Agreements with Football Northwest LLC d/b/a Seattle Seahawks of the National Football League and First and Goal, Inc. (the Seahawks Sponsorship); Brooklyn Arena, LLC and New Jersey Basketball, LLC, (the Nets Sponsorship); and Trail Blazers Inc. (the Trail Blazers Sponsorship), which provide us with the beverage rights to sell our beverages at sports venues as well as signage, advertising and other promotional benefits to enhance our brand awareness. While we believe that sponsorship arrangements are a way to continue to increase the public awareness and strength of our brand and provide us with other cross-selling opportunities through our licensing business strategy, given our limited cash resources, we intend to attempt to renegotiate these sponsorship agreements as they continue to require us to make significant annual cash payments. There can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our obligations or make any other changes.

Effective July 2007, we entered into the Seahawks Sponsorship that provides us with exclusive beverage rights for certain soft drinks at Qwest Field and Events Center in Seattle, Washington, as well as signage, advertising and other promotional benefits to enhance our brand awareness, including sponsorship and trademark rights regarding the use of Seattle Seahawks’ trademarks. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees.

Effective June 15, 2009, we entered into an Amended Sponsorship Agreement with the Seattle Seahawks under which we will pay reduced annual sponsorship fees in exchange for a reduction in certain rights and benefits provided under the original agreement. We will continue to be the exclusive provider of soft drinks, but will no longer provide energy drinks or water at Qwest Field and Events Center. The amended agreement expires on June 30, 2012, and continues to provide Jones Soda with a right of first renewal with respect to its renewal or extension. Generally, either party may terminate the agreement only if the other party breaches any material term of the agreement and fails to cure such breach within 30 days of receiving notice of the breach, or if either party becomes insolvent or bankrupt. However, the Seattle Seahawks may terminate the agreement without cause at the end of the 2009 National Football League season by giving written notice to Jones Soda on or before June 30, 2010.

Effective October 2007, we entered into the Nets Sponsorship. The agreement expires on the seventh anniversary of the date the Brooklyn Arena has obtained a temporary Certificate of Occupancy (the “Opening Date”), which has not yet occurred, or the equivalent of seven Nets seasons, whichever is longer. This agreement provides us with exclusive beverage rights for all carbonated soft-drinks and certain other non-alcoholic beverages, as well as sponsorship, promotional, media, hospitality and other rights in connection with the New Jersey Nets basketball team and a proposed new sports and entertainment arena that the Brooklyn Arena and the New Jersey Nets intend to develop in Brooklyn, New York. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. The Brooklyn Arena and the New Jersey Nets may terminate the agreement if we commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period. We may terminate the agreement if the Brooklyn Arena and the New Jersey Nets commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period, but only if equitable adjustment, make-goods or other remedies implemented by the Brooklyn Arena and the New Jersey Nets are not suitable or appropriate for such event of default. Additionally, we may exercise our Early Expiration Option as of the fifth anniversary of the Opening Date by providing written notice of our intent to exercise no later than 18 months prior to the fifth anniversary date along with payment of $375,000.

Effective October 2008, we entered into the Trail Blazers Sponsorship that provides us with beverage rights at the Rose Garden and Memorial Coliseum in Portland, Oregon as well as signage, advertising and other promotional benefits to enhance our brand awareness, including sponsorship and trademark rights regarding the use of Portland Trail Blazers’ trademarks. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. This agreement has an effective date of October 1, 2008 and expires on June 30, 2011 and may be extended by mutual agreement. The agreement may be terminated prior to the expiration of the term if either party materially defaults and subsequently fails to cure such event of default within the applicable cure period. Additionally, the Trail Blazers may terminate the agreement effective June 30, 2010 by providing written notice to us no later than April 10, 2010.

Licensing Arrangements

We launched our licensing business strategy in 2004 as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with three companies. In September 2005, we entered into a licensing agreement with Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In February 2007, we entered into a licensing agreement with J&J Snack Foods for the use of our flavors and brand name for their ICEE and Slush Puppy iced beverages. In December 2008, we entered into a licensing broker agreement with FOG Studios for the use of hard line items such as apparel, glassware and alternative products. With these licensing agreements, we believe that we are able to partner with companies that will manufacture Jones related products and extend our Jones brand into select products that we feel enhance our brand image.

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

In December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones updated with higher resolution printing that is designed to provide improved shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.

We have a successful history of positioning ourselves in alternative outlets with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products, and we market in youth alternative sports such as surfing, hockey, roller derby, and snowboard, skateboard and BMX bike arenas. We believe this effort to position our products in alternative outlets has drawn a younger generation of customers that value their independence away from the larger soft drink brands.

Another core marketing pillar is the open source access consumers have to define the brand. We invite our consumers to send us photos of their lives for use on our label. Every Jones Soda glass bottle has a picture provided to us by a consumer.

We also maintain and utilize our website to allow our Jones Soda consumers to create personalized 12-packs of Jones Soda (12-ounce bottles) with their own photos on the labels. The strategy of www.myjones.com is to provide a personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our patented web-based process and crop and create their own “myJones” labels. The personalized labels are downloaded at our warehouse, applied to 12-packs of Jones Soda and delivered to the consumer. We believe this strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand.

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

In 2002, we launched the yourJones program, which allows the customization of the front panel of the label of Jones Soda in a manner similar to our myJones business, but on a larger, commercial scale. The premise behind yourJones is to create customized Jones Soda bottles, with a personalized photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myJones.com, the Jones Soda name always appears on the labels and customers add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes.

We participate in blogs and several different social media campaigns as a way of live engagement with our consumers in order to better understand their needs and issues.

We use point-of-sale materials such as posters, stickers, hats and T-shirts to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. In selected cities, we participate at a “grass roots” level at certain community and sporting events in an attempt to create and increase brand awareness and loyalty. We use recreational vehicles, vans and independent distributor vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm at these events and to assist distributors as they open new retail accounts and markets. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

Sales

Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. In 2009, we secured distribution with independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates. In 2009, sales in the U.S. represented approximately 79% of total sales, while sales in Canada represented approximately 18%, and we had approximately 3% in other international sales. In 2008, sales in the U.S. represented approximately 79% of total sales, while sales in Canada represented approximately 19%, and we had approximately 2% in other international sales.

Distribution

For the year ended December 31, 2009, we experienced an improved balance of business across the U.S. and Canada as we developed more regions of those countries. Our top ten DSD customers by revenue represent approximately 35% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 13%. We anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

We contract with independent trucking companies to have our product shipped from our contract packers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date, have not been material.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include:

•	distribution;

•	shelf-management;

•	sponsorships;

•	licensing;

•	brand name and image;

•	price;

•	labeling and packaging;

•	advertising;

•	product quality and taste;

•	trade and consumer promotions; and

•	development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the alternative beverage industry include Dr. Pepper Snapple (Stewarts and IBC), Boylans, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors, as well as against other category leaders such as Red Bull and Monster for the energy drink category. As of the date of this report, we believe we are the only beverage company manufacturing and distributing product containing Pharma GABA in the U.S.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. In connection with or as a follow-up to the establishment of an independent distributor relationship for the Jones Pure Cane Soda brand, we sell Jones 24C, Jones GABA, and WhoopAss Energy Drink, as complementary products that may replace other non-carbonated single-serve fruit beverages, ready-to-drink (RTD) teas or energy drinks. In addition, we have created Jones Pure Cane Soda in a 12-ounce can format that allows us to compete directly in the carbonated soft drink industry. As a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. Although we believe that we will be able to continue to create competitive and relevant brands to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Pure Cane Soda, Jones 24C, Jones GABA, and WhoopAss Energy Drink products are priced in the same price range or higher than competitive New Age beverage brands and products and compete on quality through our premium product offerings.

Production

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract packers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use four primary co-packers to prepare, bottle and package our bottle products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario as well as in Memphis, Tennessee and Los Angeles, California. Once the product is manufactured, we store the finished product at that location or in nearby third party warehouses.

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

With respect to our 12-ounce cans of Jones Soda sold by National Beverage through the grocery products and mass merchant channel, National Beverage is responsible for all manufacturing, packing and distribution. Under the agreement, sales of product may be made only to our authorized retail accounts purchasing through warehouse distribution, and we are responsible for sales efforts, marketing, advertising and promotion. We sell concentrate to National Beverage for the manufacture of the product, and National Beverage is responsible for the manufacture, storage, inventory, delivery, invoicing, customer credit review and approval, and receivables collection with respect to sales of products to our authorized accounts. National Beverage carries, stores and maintains the finished products.

Our agreement with National Beverage has an initial term of five years, expiring on December 31, 2011. Thereafter, the agreement automatically renews in perpetuity for successive additional five-year periods unless terminated by either party as specified in the agreement. We may not terminate the agreement prior to the end of a five-year term unless National Beverage is in material default. National Beverage has the right to terminate our agreement upon six months notice at any time after December 31, 2009. The agreement also provides National Beverage the first right to pack and distribute any new canned products that we desire to sell through warehouse distribution.

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

For our Jones GABA product, which was introduced in February 2009, we obtained the key ingredient, GABA, pursuant to our supply agreement with Pharma Foods International (PFI), Mitsubishi Corporation (MC) and Mitsubishi International Food Ingredients (MIFI). Although we believed we could obtain adequate supplies of GABA from other sources in synthetic form, Pharma GABA is the only naturally produced form of GABA on the market at this time and we believed it could give us a competitive advantage over other beverage products that may include synthetic forms of GABA. Under the supply agreement, as amended in

March 2009, PFI agreed to manufacture and sell, using MC and MIFI as international intermediaries, Pharma GABA to us, and granted us the non-exclusive right to use Pharma GABA in specified beverage applications throughout the world. We had certain purchase obligations under the supply agreement including the requirement to order $1.8 million of Pharma GABA by December 31, 2008. The supply agreement terminates on July 31, 2010, subject to earlier termination if any party defaults in performing any of its obligations under the agreement and fails to correct such default within one month after notice of default.

With the impact of the economic conditions during 2009 on our business which was more severe than we expected, including on the launch of our new product, Jones GABA, we recorded a charge for the GABA inventory that was in excess of our forecasted demand, resulting in a write-down of $1.8 million for the year ended December 31, 2009, of which $210,000 related to GABA finished goods inventory (see Note 2 in Item 8 of this Report).

Currently, we purchase our flavor concentrate from two flavor concentrate suppliers. Generally, flavor suppliers own the proprietary rights to the flavors. Consequently, we do not have the list of ingredients or formulae for our flavors. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

In addition, we utilize considerable quantities of pure cane sugar. We have three pure cane sugar suppliers and have entered into one to two year supply agreements that fix prices for 12-month periods. The price of sugar increased in 2009 compared to 2008 exerting pressure on our 2009 gross margins.

We have one glass supplier with whom we have one year remaining on a fixed price supply agreement. We are still subject to freight surcharges in addition to these agreements, but we experienced lower surcharges in 2009 and anticipate a continued stabilization of these costs in 2010 due to lower fuel prices.

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

Regulation

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (AAFC) and the U.S. Food and Drug Administration (FDA). The

FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the U.S. and various other markets. Some of these packagers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the U.S. and Canada requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and Canada.

Trademarks, Flavor Concentrate Trade Secrets and Patents

We own a number of trademarks, including, in the U.S. and Canada, “Jones Soda Co.,” “Jones Pure Cane Soda,” “Jones 24C,” “Jones GABA,” “WhoopAss Energy Drink” Jones Jumbletm and “Jones Zilchtm”. In the U.S. our trademarks expire 10 years from the registration date and in Canada 15 years from the registration date, although in both Canada and the U.S, they may be renewed for a nominal fee. In addition, we have trademark protection in the U.S. and Canada for a number of other trademarks for slogans and product designs, including “I’ve Got A Jones For A Jones®,” “Jones Soda Co. and Design®,” “WhoopAss and Design®,” “Corn Is For Cars... Sugar Is For Soda®,” “Run with the Little Guy!®,” “Keeping it Realtm” and “My Jones®”. We have also applied for trademark protection for several marks, including “Jones Soda Co.”, in the United Kingdom, Germany, Japan, and other foreign jurisdictions.

We have the exclusive rights to 37 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract packers and exclusivity arrangements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

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

Employees

As of December 31, 2009, we had 42 employees (a reduction of approximately 44% since a year ago), of which 41 were full-time. Of our 42 employees, 17 were employed in sales and marketing capacities, 13 were employed in administrative capacities and 12 were employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 234 Ninth Avenue North, Seattle, Washington 98109.

ITEM 1A.	RISK FACTORS.

You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2010 operating plan, and if we are unable to obtain financing or consummate a strategic transaction, our financial condition and results of operation will be materially adversely affected, and we may not be able to continue as a going concern.

We have incurred net losses of $10.5 million, which included a charge of $2.2 million (consisting of $1.8 million for the write-down of our GABA inventory and $422,000 for the impairment of fixed assets (see Note 2 in Item 8 of this Report)), and $15.2 million for the years ended December 31, 2009 and 2008, respectively, and have used a significant amount of our cash resources during these periods to fund our net losses and working capital and capital expenditure requirements. As of December 31, 2009, we had cash and cash-equivalents and short-term investments of approximately $5.0 million, compared to approximately $12.6 million as of December 31, 2008. Additionally, we had accumulated deficits of $40.0 million and $29.4 million as of December 31, 2009 and 2008, respectively. Cash used in operations for the years ended December 31, 2009 and 2008 was $7.3 million and $14.5 million, respectively.

Our ability to execute on our 2010 operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. The impact of these economic conditions during 2009 on our business, including on the launch of our new product, Jones GABA, was more severe than we expected. We refined our 2009 operating plan each quarter to contemplate lower case sales than we had previously contemplated, but our actual case sales continued to be lower than our revised expectations. Despite the further refinements and cost cutting measures we implemented during 2009, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our 2010 operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections.

Our current 2010 operating plan does not depend upon obtaining financing and if achieved, would allow us to meet our anticipated cash needs for the next 12 months. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million, excluding the impact of any funding through potential debt or equity financing, before we would expect our cash balance to increase in the second half of the year. Additionally, if our sales volumes further decline in a material way from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.

In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months including a potential merger transaction (see “Overview” in Item 1 of this Report). We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However, there can be no assurance that we will enter into a definitive agreement with respect to a transaction, or that any transaction we may enter into will ultimately be consummated. Additionally, a transaction will likely be subject to approval of our shareholders.

These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Our efforts to explore strategic transactions may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

On March 9, 2010, we announced that we had entered into an LOI with Reed’s, maker of sodas sold in natural food stores nationwide, regarding a potential merger transaction in which Reed’s would acquire Jones Soda for a combination of cash and Reed’s common stock. On March 22, 2010, we announced that we had terminated the exclusivity provisions of the LOI in order to explore an unsolicited, nonbinding transaction proposal submitted by another third party. In light of our liquidity position, we intend to continue to explore strategic transactions that may be in the best interests of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives.

There are various uncertainties and risks relating to our evaluation and negotiation of possible strategic transactions and our ability to consummate a definitive transaction, including:

•	evaluation and negotiation of a proposed transaction may distract management from focusing our time and resources on execution of our 2010 operating plan, which could have a material adverse effect on our operating results and business;

•	evaluation and negotiation of a proposed transaction may distract management from exploring other strategic alternatives, which could have a material adverse effect on our operating results and business, particularly if we are unable to consummate a definitive transaction;

•	the current market price of our common stock may reflect a market assumption that an announced transaction will occur, and a failure to complete the transaction could result in a negative perception by investors in Jones Soda generally and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives;

•	the process of evaluating the proposed transaction may be time consuming and expensive and may result in the loss of business opportunities;

•	perceived uncertainties as to our future direction may result in increased difficulties in retaining key employees and recruiting new employees, particularly senior management;

•	perceived uncertainties as to our future may cause business partners to terminate, or not to renew or enter into, arrangements with us; and

•	even if the Board of Directors of Jones Soda negotiates a definitive agreement, we may be unable to complete the transaction due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummate the transaction, or we may be subject to litigation regarding the transaction.

In addition, the market price of our common stock could be highly volatile during the period in which we are evaluating and negotiating a proposed transaction, and may continue to be more volatile if we announce that we are no longer pursuing the proposed transaction.

We rely on our distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

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

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We have entered into written agreements with many of our distributors in the U.S. and Canada, with terms ranging from one to five years. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases under many of those agreements, and most of the agreements may be terminated at any time by us, generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or national retail accounts, our financial condition and results of operations could be adversely affected.

In 2009, sales in the U.S. represented approximately 79% of total sales, sales in Canada represented approximately 18%, and we had approximately 3% in other international sales. Our top ten DSD customers by revenue represent approximately 35% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 13%. Although we anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, we cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or national accounts.

Because our distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

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

We currently have distribution arrangements with a few national retail accounts to distribute our products directly through their venues; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. For example, our primary DTR customers from a year ago (Barnes & Noble, Panera Bread Company, Ruby Tuesday and Alaska & Horizon Airlines), are no longer carrying the Jones brand in 2010. We believe that our DTR program has increased our national visibility among consumers; however, the loss of these significant DTR accounts is expected to negatively impact our sales and results of operations in 2010. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

Second, our dependence on national retail chains may result in pressure on us to reduce our pricing to them or seek significant product discounts. In general, our margins are lower on our sales to these customers because of these pressures. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Finally, our DTR distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our DTR accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We are dependent on National Beverage’s production capacity and capabilities to meet the demand for Jones products in the grocery and mass merchant channel in the U.S.

In 2006, we entered into an agreement with National Beverage pursuant to which, beginning in 2007, National Beverage generally has the exclusive right in the U.S. to manufacture and distribute Jones Soda 12-ounce cans in the grocery and mass merchant channel. The agreement has an initial term of five years, expiring on December 31, 2011, and we may not terminate the agreement prior to that date unless National Beverage is in material default. As a result, our success in the CSD industry will depend to a significant extent on the performance of National Beverage. If National Beverage fails to perform adequately, because, for example, it is unable to manufacture our products in sufficient quantities to meet demand in a timely manner (due to a shortfall in agreed upon capacity in one or all of their factories or significantly increased demand or other reasons) or does not provide acceptable customer service to our grocery and mass merchant customers, our ability to gain market acceptance in the CSD industry could be materially adversely affected and our results of operations would suffer. In addition, National Beverage may be unable to pass cost increases to retailers, thereby reducing our profits from sales in the CSD channel.

Moreover, National Beverage has the right to terminate our agreement upon six months notice. If National Beverage were to terminate the agreement, we would need to find alternative manufacturing and distribution arrangements for the CSD channel, which we may be unable to do in a timely manner or on favorable terms, which could adversely affect our results of operations.

Finally, National Beverage purchases concentrate from us in order to manufacture our products, and it places orders for concentrate as required by its production and inventory needs. National Beverage is not required to place any minimum monthly or quarterly concentrate orders with us. This could lead to fluctuating sales of concentrate during any given quarter or year and have an adverse effect on our results of operations.

We have dedicated, and will continue to dedicate, significant resources to our sponsorship agreements and may not realize the benefits expected from those agreements.

Our sponsorship agreements with the Seattle Seahawks, the New Jersey Nets, and to a lesser extent, the Portland Trail Blazers, require us to make substantial annual payments in exchange for certain promotional and branding benefits. There can be no assurance, however, that the benefit we anticipate from those and similar agreements, including exclusive beverage rights in two of these agreements and other branding opportunities, will compensate for the annual payment commitments required by the agreements. These commitments are significant, totaling approximately $9.6 million over the remaining terms of the agreements as of December 31, 2009 (see “Contractual Obligations” in Item 7 of this Report). Given our limited cash resources, we intend to continue attempting to renegotiate these sponsorship agreements in order to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our obligations or make any other changes. Moreover, there can be no assurance that our association with these particular teams will have a positive effect on our image and brand. There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

We rely on independent contract packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract packers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. We currently use four primary co-packers to prepare, bottle and package our bottle products. Our contract packers are located in the Canadian Provinces of British Columbia and Ontario as well as in Memphis, Tennessee and Los Angeles, California. As a consequence, we depend on independent contract packers to produce our beverage products and deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for contract packers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. Our contract packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Our business and financial results depend on the continuous supply and availability of raw materials.

The principal raw materials we use include aluminum cans and glass bottles, labels and cardboard cartons, aluminum and steel closures, juices, flavorings, sucrose/inverted cane sugar and sucralose, and fortification ingredients which include vitamins and minerals. The costs of our ingredients are subject to fluctuation. In addition, with our shift to production using pure cane sugar instead of high fructose corn syrup, we utilize considerable quantities of pure cane sugar. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The price of pure cane sugar increased in 2009. In addition, certain of our contract packing arrangements allow such contract packers to increase their charges based on certain of their own cost increases. Although we believe we have mitigated this risk for 2010 through fixed-price purchase commitments for sugar and glass, we are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any such increases on to our customers.

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

Our ability and that of our suppliers, business partners (including packagers), contract manufacturers, independent distributors and retailers to make, move and sell products is critical to our success. Damage or disruption to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In addition, there has been high turnover among our senior level positions, including the recent resignation by our President and Chief Executive Officer, which will be effective April 2, 2010. We expect that given our continued exploration of strategic alternatives, we may be further impacted by turnover among employees. Any unplanned turnover, particularly involving one of our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks, patents and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patents and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the U.S., Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, patented processes, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

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

Securities class action derivative lawsuits have been filed against us and current and former officers and members of the Board of Directors (see “Legal Proceedings” in Item 3 and Note 12 in Item 8 of this Report).

We may also become party to other litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

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

For the year ended December 31, 2009, approximately 18% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2009, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.

Risk Factors Related to Our Common Stock

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future, especially in light of any strategic transaction announcements. In addition, factors such as quarterly variations in our operating results, whether we enter into a strategic transaction, changes in financial estimates by securities analysts or our failure to meet projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

We may not be able to meet these objectives, which could have a material adverse affect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales will depend primarily on success in expanding our current markets, improving our distribution base, entering into DTR arrangements with national accounts, and introducing new brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price and $35 million minimum value of listed securities. On March 16, 2010, we received a staff determination letter from the Nasdaq Stock Market indicating that we have not complied with Nasdaq Listing Rule 5550(a)(2) and that the Nasdaq Staff has determined to delist our common stock from the Nasdaq Capital Market. We had been initially notified on September 15, 2009, that the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days to regain compliance with Nasdaq Listing Rule 5550(a)(2). The 180 calendar day compliance period expired on March 15, 2010. Additionally, because we were not able to demonstrate compliance with the initial listing criteria set forth in Nasdaq Listing Rule 5505, we were not eligible for an additional 180 calendar day compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to demonstrate compliance with the bid requirement.

We have appealed the Nasdaq Staff’s determination to a Nasdaq Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. We were advised that in connection with any such appeal, we would be asked to provide a plan for regaining compliance to the Panel. Our request for a hearing stayed the suspension of our common stock and the filing of a Form 25-NSE pending the Panel’s decision. If the Panel rejects our appeal, our common stock would not be immediately eligible to trade on the OTC Bulletin Board or in the “Pink Sheets.” Our common stock may become eligible if a market maker makes application to register in and quote our common stock in accordance with Rule 15c2-11 under the Exchange Act of 1934, as amended, and such application (a Form 211) is cleared. Only a market maker, not the Company, may file a Form 211.

The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on the Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, lead to decreases in analyst coverage, investor demand and information available concerning trading prices and volume, or make it more difficult for investors to buy or sell shares of our common stock. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock purchase plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3. If our common stock is delisted, there can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing in the future.

Risk Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, consumers between the ages of 12 and 24. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although we believe that we have been relatively successful in establishing our brands as recognizable brands in the New Age beverage industry, the product life cycle of these brands and the ability to bring fresh packaging and revitalization of our brand and product offerings are important elements in determining whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the Jones 24C, Jones GABA, and WhoopAss brands will also be substantially dependent upon acceptance of the Jones Pure Cane Soda brand. Accordingly, any failure of our Jones Pure Cane Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

Our direct competitors in the alternative beverage industry include Dr. Pepper Snapple (Stewarts and IBC), Boylans, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s and other traditional soft drink manufacturers and distributors. We compete against other category leaders such as Red Bull and Monster for the energy drink category. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. There can be no assurance that we will be able to grow our volumes or be able to maintain our selling prices in existing markets or as we enter new markets.

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

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•	Our ability to develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	Our ability to manage our operating expenses to sufficiently support general operating activities, slotting fees, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such functional tea juice blends and enter into sponsorship agreements;

•	Our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myJones” programs;

•	Our ability to increase distribution in our four core regions consisting of the Northwest, the Southwest, the Midwest and Canada, and our ability to expand and manage distributor growth in areas outside of the core regions;

•	Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; and

•	Our ability to develop and market various products under our sports sponsorship agreements.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

Global economic conditions may continue to adversely impact our business and results of operations.

The beverage industry has been affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets as a result of the global economic crisis have adversely impacted our two primary markets: the U.S. and Canada. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they continue to reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. We also may be unable to access credit markets on favorable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, the credit status of our customers could be impacted, collectibility of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

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

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010. The Court has not yet scheduled a date for oral argument on the appeal.

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

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court has approved a stipulation by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.

On March 12, 2010, a shareholder filed suit against Jones Soda, its Chief Executive Officer, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, 2010, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). Both cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs seek to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9th letter of intent, and also request attorneys’ fees and costs. Although neither case seeks monetary damages against the Company, the Company may be required throughout the pendency of the actions to advance payment of legal fees and costs incurred by the defendants, and the litigation may result in significant obligations for payment of defense costs and indemnification.

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

ITEM 4.	[RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA”. Effective February 20, 2009, we delisted from the TSX Venture Exchange in Canada (symbol “JSD”).

The following table shows, for each quarter of fiscal 2009 and 2008, the high and low closing sales prices as reported by the NASDAQ Capital Market.

	Nasdaq Capital Market
	High	Low
2009:
Fourth quarter	$0.93	$0.43
Third quarter	1.10	0.66
Second quarter	1.40	0.81
First quarter	1.06	0.30
2008:
Fourth quarter	$1.55	$0.31
Third quarter	3.17	1.28
Second quarter	3.82	2.72
First quarter	7.41	2.38

As of March 10, 2010, there were 26,424,796 shares of common stock issued and outstanding, held by approximately 424 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 10, 2010 was $0.54.

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

Stock Repurchases

The following table contains information for shares repurchased during the fourth quarter of 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs
(in $ ‘000)
October 1 to October 31, 2009	—	—	—	—
November 1 to November 30, 2009	—	—	—	—
December 1 to December 31, 2009	71	$2.24	—	—

Total	71	$2.24	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Consolidated statements of operations data:
Revenue	$26,013	$35,918	$39,831	$39,035	$33,511
Cost of goods sold	(19,875)	(28,551)	(30,387)	(23,730)	(21,916)
Write-down of excess GABA inventory and impairment of fixed assets	(2,248)	—	—	—	—

Gross profit	3,890	7,367	9,444	15,305	11,595
Licensing revenue	81	170	334	684	724
Promotion and selling expenses	(7,820)	(12,292)	(11,857)	(8,480)	(7,667)
General and administrative expenses	(6,596)	(10,661)	(8,893)	(4,750)	(3,347)

Operating (loss) income	(10,445)	(15,416)	(10,972)	2,759	1,305
Other (expense) income, net	(30)	384	1,498	913	29

(Loss) income before income taxes	(10,475)	(15,032)	(9,474)	3,672	1,334
Income tax (expense) benefit	(72)	(203)	(2,155)	902	(51)

Net (loss) income	(10,547)	(15,235)	(11,629)	4,574	1,283
Basic and diluted net (loss) income per share	$(0.40)	$(0.58)	$(0.45)	$0.19	$0.06

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Consolidated balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$7,483	$15,054	$32,268	$37,139	$4,876
Fixed assets, net	807	2,099	2,498	2,171	663
Total assets	13,534	24,315	41,625	47,952	10,453
Long-term liabilities	219	396	474	15	88
Working capital	8,530	17,674	31,482	39,474	5,699

	Year Ended December 31,
	2009	2008	2007	2006	2005

288-ounce equivalent case sales:
Finished products case sales	2,057,000	2,886,000	3,126,000	2,592,000	2,569,000
Concentrate case sales	816,000	1,501,000	2,670,000	2,167,000	—

Total case sales	2,873,000	4,387,000	5,796,000	4,759,000	2,569,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report on Form 10-K, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed at the beginning of this Annual Report, below in this section and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

We develop, produce, market and distribute a range of premium beverages, including the following four brands as of the date of this Report:

•	Jones Pure Cane Soda, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:

•	Jones Refresco De Caña Pura,

•	Jones Jumbletm, our seasonal soda, and

•	Jones Zilchtm, our zero calorie offering;

•	Jones 24C, an enhanced water beverage;

•	Jones GABA, a functional tea juice blend; and

•	WhoopAss Energy Drink, a citrus energy drink.

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

In 2007, we expanded our distribution to the grocery and mass merchant channel in the U.S. with our exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage), which we refer to as our concentrate soda distribution (CSD) channel. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are responsible for sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. However, beginning in 2009, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD channel, which is a lower margin business for us.

To this end, in December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones updated with higher resolution printing designed to improve shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.

Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, delicatessens, sandwich shops and selected supermarkets, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have secured distribution with independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates.

Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with three companies. With these licensing agreements, we believe that we are able to partner with companies that will manufacture Jones-related products and extend our Jones brand into select products that we feel enhance our brand image. We do not expect this business to be a material part of our operations in 2010.

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

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During the year we have launched three new product extensions of our Jones Pure Cane Soda (listed above) and one new brand, Jones GABA.

Launched in February 2009, Jones GABA, is our first line of beverage products containing Pharma GABA, is offered in a 12-ounce slim can, and is part of a new emerging category of functional beverages. We are marketing this tea and juice blended beverage by focusing on the benefits of enhanced focus and clarity that studies have shown GABA provides. Our results with respect to Jones GABA depend in part on our ability to market the product’s benefits. Jones GABA is our first entry into the new emerging category of functional beverages and is our first beverage product containing GABA.

We allocated significant resources in our efforts to launch Jones GABA in 2009. Under our Pharma GABA supply agreement, we were required to purchase a significant quantity of the GABA ingredient. We had certain purchase obligations under the supply agreement, including the requirement to order $1.8 million of GABA by December 31, 2008. However, the impact of the economic conditions during 2009 on our business, was more severe than we expected, including on the launch of our new product, Jones GABA, and limited our ability to invest in sales and marketing resources towards this launch. As a result, sales of GABA have been lower than expected, and we recorded a charge for the GABA inventory that was in excess of our forecasted demand resulting in a write-down of $1.8 million for the year ended December 31, 2009, of which $210,000 related to GABA finished goods inventory.

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

During 2009, we refined our 2009 operating plan each quarter to contemplate lower case sales than we had previously contemplated, but our actual case sales continued to be lower than our revised expectations. Despite the further refinements and cost cutting measures we implemented during 2009, we may no longer have sufficient margin in our 2010 operating plan to absorb further declines against our expectations with regard to the economy or our business. We believe our 2010 operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections.

Our current 2010 operating plan does not depend upon obtaining financing and if achieved, would allow us to meet our anticipated cash needs for the next 12 months. However as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million, excluding the impact of any funding through potential debt or equity financing, before we would expect our cash balance to increase in the second half of the year. Additionally, if our sales volumes further decline in a material way from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital and capital expenditure requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.

In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months including a potential merger transaction (see “Overview” in Item 1 of this Report). We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However, there can be no assurance that we will enter into a definitive agreement with respect to a transaction or that any transaction we may enter into will ultimately be consummated. Additionally, a transaction will likely be subject to approval of our shareholders.

These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern (see “Liquidity and Capital Resources”).

Results of Operations

Years Ended December 31, 2009 and 2008

Revenue

For the year ended December 31, 2009, revenue was approximately $26.0 million, a decrease of $9.9 million, or 27.6% from $35.9 million in revenue for the year ended December 31, 2008. The decrease in revenue was primarily attributable to a decrease in total case sales of 34.5% to 2.9 million cases. Case sales through our DTR and DSD channels decreased 28.7% to 2.1 million cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 486,000 cases contributed to the reduced case sales, and we believe was caused primarily by the discontinuance of Jones Soda glass bottles at some of our major retailers in our DTR channel, which occurred in 2008 as part of our realigned channel focus. In addition, we believe reduced demand resulting from the impact of the economic downturn on consumer spending levels negatively affected our case sales, and we expect economic conditions to continue to have a negative impact on our business into 2010. Also contributing to the decline was a reduction in 24C shipments of 253,900 cases; 24C had stronger pull-through a year ago subsequent to its launch in 2007. Due to significant pricing pressure we experienced with the 24C product, we are targeting more select, regionalized markets in which to sell for 2010, which we expect to negatively impact volumes in 2010. Additionally, case sales of concentrate to National Beverage decreased to 816,000 cases, or 45.6%, compared to 2008. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business and the product extensions initiated in 2009 including Jones Zilchtm, with less emphasis on our CSD channel, which is a lower margin business for us. Additionally, in early 2010, we received notice from several of our significant DTR customers that they will no longer be carrying the Jones brand. We have discontinued the Jones Organicstm and Jones Naturals brands due to this loss in business. We expect our change in strategy to focus on our higher margin core products and the loss of these significant DTR customers will have a negative impact on 2010 case sales compared to prior periods.

For the year ended December 31, 2009, promotion allowances and slotting fees, which are a reduction to revenue, totaled $2.7 million, a decrease of $1.8 million, or 41.2%, from $4.5 million a year ago. The promotion allowances and slotting fees in 2009 were primarily attributable to promoting some new distribution points in our DSD channel. The promotion allowances and slotting fees in 2008 related primarily to price promotion programs implemented for our DTR and CSD channels and for the continued introduction of 24C across North America. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions. We anticipate continuing this strategy in 2010, with further overall reductions in our promotional allowance and slotting fee costs and emphasis on our higher margin business, including our core glass bottle business.

Gross Profit

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Gross profit	$3,890	$7,367	(47.2)%
% of Revenue	15.0%	20.5%

For the year ended December 31, 2009, gross profit decreased by approximately $3.5 million or 47.2%, to $3.9 million as compared to $7.4 million in gross profit for the year ended December 31, 2008. This decrease was primarily a result of a $2.2 million charge, of which $2.0 million was recorded in the fourth quarter, consisting of a $1.8 million write-down of excess GABA inventory and a $422,000 impairment of equipment located at a co-packer relating to our CSD channel. Additionally, contributing to our lower gross profit were lower sales volumes in our DTR channel due to discontinuance of the Jones Soda glass bottles at some of our major DTR customers and lower DSD volumes in the majority of U.S. regions, due we believe, to softer consumer demand as a result of the economic downturn. These decreases to gross profit were offset by a reduction in promotion allowances and slotting fees, a significant reduction in freight and storage costs per case due to reduced fuel surcharges compared to 2008 and improved inventory management. For the year ended December 31, 2009, gross profit as a percentage of revenue decreased to 15.0%, comprised of 23.6% relating to our gross profit on case sales offset by (8.6%) relating to the $2.2 million in inventory write-down and impairment charges, compared to 20.5% for the year ended December 31, 2008.

Licensing Revenue

Licensing revenue decreased 52.2%, or $89,000 to $81,000 for the year ended December 31, 2009, from $170,000 for the year ended December 31, 2008, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.

Promotion and Selling Expenses

Promotion and selling expenses for the year ended December 31, 2009 were approximately $7.8 million, a decrease of $4.5 million, or 36.4%, from $12.3 million for the year ended December 31, 2008. Promotion and selling expenses as a percentage of revenue decreased to 30.1% for the year ended December 31, 2009, from 34.2% in 2008. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $3.6 million, to $4.0 million, or 15.2% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus in the fourth quarter of 2008 and continued cost containment efforts during 2009, including reductions in workforce and our realigned channel focus which contributed to a decrease in promotional expense, broker and invasion fees. The full year effects of the workforce reductions on 2010 are expected to reduce ongoing promotion and selling expenses compared to 2009. Also contributing to the decrease in promotion and selling expenses was a $905,000 decrease in trade promotion and marketing expenses from $4.8 million to $3.9 million, or 14.8% of revenue, due in part to our cost containment efforts.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $6.6 million, a decrease of $4.1 million or 38.1%, compared to $10.7 million for the year ended December 31, 2008. General and administrative expenses as a percentage of revenue decreased to 25.4% for the year ended December 31, 2009 from 29.7% in the same period of 2008. The decrease in general and administrative expenses was primarily due to (1) a decrease of salaries and benefits primarily as a result of the strategic refocus in the fourth quarter of 2008 and continued cost containment efforts during 2009, which included reductions in workforce, and the reduction in executive transition expenses experienced in 2008 of approximately $423,000 (2) a decrease in bad debt expense and (3) a decrease in professional fees. The full year effects of the workforce reductions on 2010 are expected to reduce ongoing general and administrative expenses compared to 2009.

Other (Expense) Income, Net

Other (expense) income, net decreased to an expense of $30,000 for the year ended December 31, 2009, from other income of $384,000 in 2008, primarily due to a decrease in interest income due to lower levels of cash and short-term investments.

Income Tax Expense

Provision for income taxes for the years ended December 31, 2009 and 2008 was $72,000 and $203,000, respectively. The tax provision for the year ended December 31, 2009 relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2009 decreased to $10.5 million from a net loss of $15.2 million for the year ended December 31, 2008. This was primarily due to a decrease in promotion and selling expense of $4.5 million and general and administrative expense of $4.1 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts. Offsetting these decreases was a reduction in gross profit of $3.5 million as a result of $2.2 million in inventory write-down and impairment charges and lower sales in our DTR channel driven by the decline in sales of Jones Soda glass bottles, as well as lower DSD volumes in the majority of U.S. regions we believe as a result of reduced overall demand resulting from the economic downturn. Included in the $2.2 million charge, of which $2.0 million was recorded in the fourth quarter, was a $1.8 million write-down of excess GABA inventory and a $422,000 impairment charge for equipment located at a co-packer relating to our CSD channel.

Liquidity and Capital Resources

As of December 31, 2009 and 2008, we had cash and cash-equivalents and short-term investments of approximately $5.0 million and $12.6 million, respectively, and working capital of $8.5 million and $17.7 million, respectively. Cash used in operations during 2009 and 2008 totaled $7.3 million and $14.5 million, respectively. We used $1.1 million of cash in operations during the quarter ended December 31, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement, and no GABA purchase requirements remain as of December 31, 2009.

For the years ended December 31, 2009 and 2008, net cash provided by investing activities totaled approximately $419,000 and $8.5 million, respectively, due primarily to the sales of short-term investments, partially offset by the purchases of fixed assets, and for 2009, by the purchase of the certificate of deposit required to secure our promissory note referred to below. Net cash used by financing activities for the year ended December 31, 2009, totaled approximately $129,000, due to the repayment of capital lease obligations offset by the proceeds from the note payable resulting from the consolidation of our capital leases into one promissory note for a lower interest rate. This compares to net cash used by financing activities for the year ended December 31, 2008, which totaled approximately $88,000, due to the payments on our capital lease obligations offset by the proceeds from the exercise of stock options. We incurred a net loss of $10.5 million for the year ended December 31, 2009, which included a charge of $2.2 million consisting of a $1.8 million write-down of our GABA inventory and $422,000 for the impairment of fixed assets (see Note 2 in Item 8 of this Report). Our accumulated deficit increased to $40.0 million as of December 31, 2009 compared to the prior year’s deficit of $29.4 million.

Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. The impact of these economic conditions during 2009 on our business, including on the launch of our new product, Jones

GABA, was more severe than we expected. We refined our 2009 operating plan each quarter to contemplate lower case sales than we had previously contemplated, but our actual case sales continued to be lower than our revised expectations. As such, we took into account several factors in developing our 2010 operating plan (which we refer to in this section as our operating plan or our plan). We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions will likely continue in 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Our case sales volumes in our operating plan, including comparable case sales volume of Jones GABA, are based in part on our 2009 results during this economic downturn and have been further refined for the loss of one of our significant Direct to Retail (DTR) national accounts.

Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our Concentrate Soda Distribution (CSD) channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations for 2010 totaling approximately $4.7 million. A substantial portion of these contractual obligations (approximately 60% of the total for 2010) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 30% of these contractual obligations relate to payments for sponsorships. Given our limited cash resources, we intend to attempt to renegotiate these arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our obligations or make any other changes.

With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce resulting in a combined 62% headcount reduction. Additionally, our senior level positions in 2010 have been reduced as the result of the departures of our former Chief Executive Officer, Executive Vice President of Sales, and VP of Sales during 2009. We believe these cost containment measures and our decision to proceed with fewer senior level positions are critical to our achieving a reduced cost structure that supports our operating goals. Our operating expenses for 2009 were 37% lower, a reduction of $8.5 million compared to 2008, and our operating plan for 2010 contemplates a full year of these cost reductions. With this reduced cost structure our operating plan, if achieved, would allow us to meet our anticipated cash needs for the next 12 months. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million, excluding the impact of any funding through potential debt or equity financing, before we would expect our cash balance to increase in the second half of the year.

Our current 2010 operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital and capital expenditure requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.

In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months including a potential merger transaction (see “Business” in Item 1 of this Report). We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However, there can be no assurance that we will enter into a definitive agreement with respect to a transaction or that any transaction we may enter into will ultimately be consummated. Additionally, the transaction will likely be subject to approval of our shareholders.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we implemented in the third quarter 2009, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. Also, there can be no assurance that we will consummate a strategic transaction. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

Our commitments as of December 31, 2009 with respect to known contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	5 Years

Loan obligation	$344	$125	$219	$—	$—
Operating lease obligations	294	176	118	—	—
Sponsorships	9,584	1,374	2,910	3,236	2,064
Purchase obligations	4,350	3,055	1,295	—	—

TOTAL	$14,572	$4,730	$4,542	$3,236	$2,064

Our loan obligation consists of a promissory note we entered into with Key Bank in September 2009, totaling $376,000, for the purpose of consolidating our capital leases with Key Bank, into one note for a lower interest rate. Although our fixed assets are no longer secured, we were required, as a term of the financing, to place $376,000 in an interest bearing restricted reserve account, invested in a certificate of deposit, to secure the note. The terms of the arrangement include monthly payments of principal and interest for 36 months and an annual percentage rate of prime, which was 3.25%, at December 31, 2009. Interest expense for 2010, 2011 and 2012 is expected to total approximately $9,000, $5,000 and $1,000, respectively.

Our sponsorship obligations include commitments under our Sponsorship Agreements with the Seattle Seahawks, the New Jersey Nets and the Portland Trail Blazers. These obligations vary in terms and commit us to payments from 2010 to 2016. We describe these arrangements in “Sponsorship Arrangements” in Item 1 of this Report.

Purchase obligations reflected in the table above include approximately $2.8 million in sugar under our supply agreements with our three pure cane sugar suppliers and approximately $1.2 million in glass under our supply agreement with our glass supplier.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contingencies

We are subject to the possibility of losses from various contingencies. See Item 3 — Legal Proceedings for disclosure of the Federal Securities Class Action, Shareholder Derivative Litigation and Shareholder Merger Litigation. We are unable to predict the outcome of these actions. These actions could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies and estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 in Item 8 of this Report.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and allowances. Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made.

With respect to our DSD and DTR channels, our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and allowances. All sales to distributors and customers are final sales; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

With respect to our CSD channel, we recognize revenue from the sale of concentrate to National Beverage on a gross basis upon receipt of concentrate by National Beverage. The selling price and terms of sale of concentrate to National Beverage are determined in accordance with our manufacturing and distribution agreement with them. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. Generally we do not accept returns on sales of concentrate to National Beverage; however, in limited instances, due to product quality or other custom package commitments, we may accept returned product. To date, such returns have not been material.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or market, which is based on estimated net realizable value, and include adjustments for estimated obsolete or excess inventory, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required on products that are over 12 months from production date or any changes related to market conditions, slow-moving inventory or obsolete products.

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jones Soda Co.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operating activities, accumulated deficit, significant uncertainties in the Company’s ability to meet their 2010 operating plan, and the need to obtain additional equity or debt financing, during 2010 or early 2011, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 31, 2010

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$4,975	$11,736
Short-term investments	—	890
Accounts receivable, net of allowance of $87 and $330	2,508	2,428
Inventory	3,711	5,654
Prepaid expenses and other current assets	498	1,410

Total current assets	11,692	22,118
Deferred income tax asset	1	98
Fixed assets, net accumulated depreciation of $2,951 and $3,364	807	2,099
Other assets	1,034	—

Total assets	$13,534	$24,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,397	$1,469
Accrued liabilities	1,571	2,788
Taxes payable	69	34
Notes payable, current portion	125	—
Capital lease obligations, current portion	—	153

Total current liabilities	3,162	4,444
Notes payable	219	—
Capital lease obligations	—	321
Long-term liabilities — other	—	75
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000 issued and outstanding shares — 26,427,989 and 26,460,409 at December 31, 2009 and 2008, respectively	43,925	43,924
Additional paid-in capital	5,771	5,044
Accumulated other comprehensive income (loss)	418	(79)
Accumulated deficit	(39,961)	(29,414)

Total shareholders’ equity	10,153	19,475

Total liabilities and shareholders’ equity	$13,534	$24,315

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
	(In thousands, except per share amounts)

Revenue	$26,013	$35,918
Cost of goods sold	19,875	28,551
Write-down of excess GABA inventory and impairment of fixed assets	2,248	—

Gross profit	3,890	7,367
Licensing revenue	81	170
Operating expenses:
Promotion and selling	7,820	12,292
General and administrative	6,596	10,661

	14,416	22,953

Loss from operations	(10,445)	(15,416)
Other (expense) income, net	(30)	384

Loss before income taxes	(10,475)	(15,032)
Income tax expense	(72)	(203)

Net loss	$(10,547)	$(15,235)

Net loss per share
Basic and diluted	$(0.40)	$(0.58)
Weighted average basic and diluted common shares outstanding	26,433,645	26,339,449

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2009 and 2008

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Number	Amount	Capital	(Loss) Income	Deficit	Equity
			(In thousands, except per share amounts)

Balance, January 1, 2008	26,251,183	43,856	3,991	129	(14,179)	33,797
Exercise of stock options	87,500	68	—	—	—	68
Stock-based compensation	121,726	—	1,053	—	—	1,053
Net loss	—	—	—	—	(15,235)
Other comprehensive loss, realized gain on available-for-sale short-term investments, net of tax	—	—	—	(22)	—
Other comprehensive loss, foreign currency translation loss, net of tax	—	—	—	(186)	—
Comprehensive loss						(15,443)

Balance, December 31, 2008	26,460,409	$43,924	$5,044	$(79)	$(29,414)	$19,475
Exercise of stock options	3,215	1	—	—	—	1
Stock-based compensation	(35,635)	—	727	—	—	727
Net loss	—	—	—	—	(10,547)
Other comprehensive income, foreign currency translation gain, net of tax	—	—	—	497	—
Comprehensive loss						(10,050)

Balance, December 31, 2009	26,427,989	$43,925	$5,771	$418	$(39,961)	$10,153

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
	(In thousands, except per share amounts)

OPERATING ACTIVITIES:
Net loss	$(10,547)	$(15,235)
Adjustments to reconcile net loss to net cash used by operating activities:
Write-down of excess GABA inventory and impairment of fixed assets	2,248	—
Depreciation and amortization	811	1,060
Stock-based compensation	727	1,053
Loss on disposal of fixed assets	22	—
Deferred income taxes	151	8
Change in allowance for doubtful accounts	(243)	13
Other non-cash charges and credits	39	(159)
Impairment of intangible assets	—	140
Inventory write-offs	—	40
Long-term liabilities — other	—	55
Gain on available for sale investments	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	364	2,034
Taxes receivable	266	(258)
Inventory	210	52
Prepaid expenses	206	(329)
Accounts payable	(165)	(514)
Accrued liabilities	(1,137)	(2,267)
Other assets	(245)	—
Taxes payable	30	(169)

Net cash used by operating activities	(7,263)	(14,498)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	(376)	—
Short-term investments — net	890	9,045
Purchase of fixed assets	(100)	(581)
Sales of fixed assets	5	—

Net cash provided by investing activities	419	8,464
FINANCING ACTIVITIES:
Proceeds from exercise of options	1	68
Repayment of capital lease obligations	(474)	(156)
Proceeds from note payable	376	—
Repayment of note payable	(32)	—

Net cash used in financing activities	(129)	(88)

Net decrease in cash and cash equivalents	(6,973)	(6,122)
Effect of exchange rate changes on cash	212	—
Cash and cash equivalents, beginning of year	11,736	17,858

Cash and cash equivalents, end of year	$4,975	$11,736

Supplemental disclosure of non-cash investing and financing activities:
Non-cash settlement of production obligation	$132	—
Cash paid (received) during year for:
Interest	$(3)	$(577)
Income taxes	(423)	161

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands Jones Pure Cane Soda, a premium soda; Jones 24C, an enhanced water beverage; Jones GABA, a functional tea juice blend launched in February 2009; and WhoopAss Energy Drink®, a citrus energy drink. We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. We have evaluated subsequent events through March 31, 2010, which is the date that these consolidated financial statements were issued.

Liquidity

As of December 31, 2009 and 2008, we had cash and cash-equivalents and short-term investments of approximately $5.0 million and $12.6 million, respectively, and working capital of $8.5 million and $17.7 million, respectively. Cash used in operations during 2009 and 2008 totaled $7.3 million and $14.5 million, respectively, of which approximately $1.1 million was used during the quarter ended December 31, 2009. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. In addition, the cash used in the first half of 2009 included approximately $1.6 million to purchase raw materials under the terms of our amended Pharma GABA supply agreement, and no GABA purchase requirements remain as of December 31, 2009. We incurred a net loss of $10.5 million for the year ended December 31, 2009, which included a charge of $2.2 million consisting of $1.8 million for the write-down of our GABA inventory ($210,000 relating to GABA finished goods inventory) and $422,000 for the impairment of fixed assets (see Note 2). Our accumulated deficit increased to $40.0 million as of December 31, 2009 over the prior year’s deficit of $29.4 million.

Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. The impact of these economic conditions during 2009 on our business, including on the launch of our new product, Jones GABA, was more severe than we expected. We refined our 2009 operating plan each quarter to contemplate lower case sales than we had previously contemplated, but our actual case sales continued to be lower than our revised expectations. As such, we took into account several factors in developing our 2010 operating plan (which we refer to in this section as our operating plan or our plan). We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions will likely continue in 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Our case sales volumes in our operating plan, including comparable case sales volume

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Jones GABA, are based in part on our 2009 results during this economic downturn and have been further refined for the loss of one of our significant Direct to Retail (DTR) national accounts.

Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our Concentrate Soda Distribution (or CSD) channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations for 2010 totaling approximately $4.7 million. A substantial portion of these contractual obligations (approximately 60% of the total for 2010) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 30% of these contractual obligations relate to payments for sponsorships. Given our limited cash resources, we intend to attempt to renegotiate these arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our obligations or make any other changes.

With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce resulting in a combined 62% headcount reduction. Additionally, our senior level positions in 2010 have been reduced as the result of the departures of our former Chief Executive Officer, Executive Vice President of Sales, and VP of Sales during 2009. We believe these cost containment measures and our decision to proceed with fewer senior level positions are critical to our achieving a reduced cost structure that supports our operating goals. Our operating expenses for 2009 were 37% lower, a reduction of $8.5 million compared to 2008, and our operating plan for 2010 contemplates a full year of these cost reductions. With this reduced cost structure our operating plan, if achieved, would allow us to meet our anticipated cash needs for the next 12 months. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million, excluding the impact of any funding through potential debt or equity financing, before we would expect our cash balance to increase in the second half of the year.

Our current 2010 operating plan does not depend upon obtaining financing. However, if our sales volumes further decline in a material way from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that this would provide us with sufficient funds to meet our capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.

In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months including a potential merger transaction (see Note 15). We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However, there can be no assurance that we will enter into a definitive agreement with respect to a transaction or that any transaction we

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may enter into will ultimately be consummated. Additionally, the transaction will likely be subject to approval of our shareholders.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, despite the further refinements we have made to our operating plan and the additional cost containment measures we implemented in the third quarter 2009, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. Also, there can be no assurance that we will consummate a strategic transaction. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended December 31, 2009 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

We consider all highly liquid short-term investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments

Short-term investments have a remaining maturity of less than twelve months. All short-term investments are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. The estimate of fair value is based on publicly available market information or other estimates determined by management. Interest income on our short term investments of $31,000 and $495,000 for the years ended December 31, 2009 and 2008, respectively, was recorded in “other (expense) income, net” in our consolidated statements of operations.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Accounts receivable

Our accounts receivable balance includes balances from trade sales. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $87,000, and $330,000 as of December 31, 2009 and 2008, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following as of December 31 (in thousands):

	2009	2008

Balance, beginning of year:	$330	$317
Net charges to bad debt expense	(190)	591
Write-offs	(53)	(607)
Recoveries	—	29

Balance, end of year	$87	$330

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory, and amounts to be used in production beyond twelve months are considered long-term assets and are recorded in other assets. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold. We recorded a charge for the write-down of excess GABA inventory during the year ended December 31, 2009 (see Note 2).

Fixed assets

Fixed assets are recorded at cost less accumulated depreciation and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate

Equipment	20% to 30%
Vehicles and office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We have recorded an impairment of fixed assets during the year ended December 31, 2009 of $422,000 (see Note 2) and an impairment of intangible assets of $140,000 in the year ended December 31, 2008. There are no outstanding intangible assets as of December 31, 2009 and 2008.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and allowances. Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made. For the years ended December 31, 2009 and 2008, our revenue was reduced by $2.7 million and $4.5 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are included in revenue and total $468,000 and $481,000 for the years ended December 31, 2009 and 2008. The actual costs of shipping and handling paid by us are included in cost of sales.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2009 and 2008, we incurred advertising costs of $1.8 million and $4.6 million, respectively.

We entered into sponsorship agreements with Football Northwest LLC (d/b/a Seattle Seahawks) and First & Goal, Inc. (Seattle Seahawks) effective July 2007 which was amended effective July 2009; Brooklyn Arena LLC and New Jersey Basketball, LLC (New Jersey Nets) effective October 2007; and with Trail Blazer Inc, (Portland Trailblazers) effective October 2008; which provide us with the beverage rights to sell our beverages at sports venues as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits, if any, are recorded as a reduction to revenue.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

We account for incomes taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2009 or 2008.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share are computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2009 and 2008, due to the net loss, all outstanding equity options are anti-dilutive.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for us for the year ending December 31, 2010. We do not expect the impact of the adoption to have a material impact on our consolidated financial statements.

2.	Write-down of Excess GABA Inventory and Impairment of Fixed Assets

Write-down of excess GABA inventory and impairment of fixed assets consists of the following as of December 31 (in thousands):

	2009	2008

Write-down of excess GABA raw material inventory	$1,616	$—
Write-down of excess GABA finished goods inventory	210	—
Impairment of co-packer equipment for CSD channel	422	—

	$2,248	$—

The write-down for excess inventory is based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete or excess inventory. While we believed we would be able to utilize all of the

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.8 million of inventory purchased through our normal operations in 2009 and beyond, several events in the fourth quarter of 2009 led us to evaluate the amount of inventory on hand and its valuation. With the impact of the economic conditions during 2009 on our business which was more severe than we expected, including on the launch of our new product, Jones GABA, and our inability to direct additional sales and marketing resources after the product launch given our financial constraints, it became evident in the fourth quarter that we had excess inventory beyond forecasted demand. Additionally, our product pipeline options on alternative uses of GABA that we had been exploring during 2009 did not materialize by the end of 2009 and are not anticipated to materialize in any significant way in the near future. Finally, based on third party evidence, including in part, the indication of interest received from Big Red Holdings Corporation (Big Red) that we announced on December 21, 2009, which was lower than our book value before the write-down, there has been minimal to no value placed on the GABA ingredient. As such, in the fourth quarter of 2009, we wrote down the GABA inventory that was in excess of our forecasted demand. As such, as of December 31, 2009, the write-down of excess inventory totaled $1.8 million, of which $210,000 related to GABA finished goods inventory.

We evaluate fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset grouping may not be recoverable. During the fourth quarter 2009, management determined that the CSD case sales projected in 2010 would be significantly less than 2009 levels due to a combination of economic factors and our reduced ability to invest in meaningful sales and marketing resources to revitalize the CSD case sales, which is a lower margin business for us. Additionally, based on third party evidence, including in part, the offer received from Big Red which was lower than our book value before the write-down, there has been minimal to no value placed on our CSD channel. Based on these indicators of possible triggering events with respect to the recoverability of fixed assets, we performed impairment testing as of December 31, 2009. In testing our fixed assets for recoverability, we reviewed the undiscounted cash flows for our CSD channel and our combined Direct Store Delivery (DSD) and DTR channels, the lowest level for which identifiable cash flows could be identified. This analysis indicated there was an impairment of our CSD production assets onsite at National Beverage Corp. As such, the estimated fair value based on a discounted cash flow and net realizable value analysis determined that a full impairment was necessary, and a non-cash charge of $422,000 was recorded as of December 31, 2009.

3.	Inventory

Inventory consists of the following as of December 31 (in thousands):

	2009	2008

Finished goods	$2,794	$3,709
Raw materials	917	1,945

	$3,711	$5,654

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fixed Assets

Fixed assets consists of the following as of December 31 (in thousands):

	2009	2008

Vehicles	$428	$447
Equipment	1,907	3,525
Office and computer equipment	1,423	1,491

	3,758	5,463
Accumulated depreciation	(2,951)	(3,364)

	$807	$2,099

In September 2009, the fixed assets under lease were no longer secured with Key Bank (see Note 8). Included in fixed assets as of December 31, 2008 were assets under capital leases with costs of $673,000 and accumulated depreciation of $251,000.

In addition, in December 2009, an impairment charge was recorded totaling $422,000 relating to the co-packer equipment for our CSD channel (see Note 2).

5.	Other Assets

Other assets consists of the following as of December 31 (in thousands):

	2009	2008

Certificate of deposit	$376	$—
GABA raw materials	239	—
GABA finished goods	64	—
Other	355	—

	$1,034	$—

In September 2009, we were required to place $376,000 in a restricted reserve account to secure our promissory note with Key Bank (see Note 8), invested in a certificate of deposit. Such assets have been measured at fair value under Level 1 of the fair value hierarchy, which means that we determine the value based on quoted market prices in active markets for identical assets.

As of December 31, 2009, $239,000 represents the amount of GABA raw materials inventory in excess of our forecasted inventory demands for the next twelve months for the production of Jones GABA. The carrying value reflects the lower of cost or market value.

6.	Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2009	2008

Employee benefits	$233	$858
Promotion and selling	597	1,056
Other accruals	741	874

	$1,571	$2,788

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Line of Credit

In August 2007, we entered into a Loan Agreement providing for a revolving line of credit in principal amount of up to $15 million. The credit facility replaced the $5 million revolving line of credit which expired in August 2007, with no borrowings outstanding upon the expiration of the term. Although we had not borrowed any amounts under the credit facility during 2008, in November 2008, the credit facility was terminated prior to its original maturity date in August 2009 after discussions that were initiated by Key Bank given the current economic climate and our financial condition and operating results. We considered different borrowing alternatives with Key Bank but these alternatives would have required us to maintain a fully secured position at all times on the loan, which we did not consider to be an effective lending position. As a result, we elected not to pursue such alternatives. Through the date the line was removed, we were in compliance with the financial covenants. Concurrently with the Loan Agreement we entered into a Security Agreement. The Security Agreement contained customary representation and warranties, affirmative and negative covenants and events of default.

8.	Note Payable

In September 2009, we entered into a financing agreement with Key Bank for $376,000 for the purpose of consolidating our capital leases with Key Bank, into one promissory note for a lower interest rate. Although our fixed assets are no longer secured, we were required, as a term of the financing, to place $376,000 in an interest bearing restricted reserve account, invested in certificate of deposit, to secure the note. The terms of the arrangement include monthly payments of principal and interest for 36 months and an annual percentage rate of prime which was 3.25%, at December 31, 2009. The carrying value of the note at December 31, 2009 approximates fair value. Interest expense for 2010, 2011 and 2012 is expected to total approximately $9,000, $5,000 and $1,000, respectively.

The future minimum principal payments relating to this note as of December 31, 2009, are as follows (in thousands):

2010	$125
2011	125
2012	94

$344

9.	Lease Obligations

Our scheduled payments, at December 31, 2009 are as follows (in thousands):

Operating
Leases

2010	$176
2011	118

Total minimum lease payments	$294

During the year ended December 31, 2009 and 2008, the Company incurred rental expenses of $207,000 and $208,000, respectively.

10.	Shareholders’ Equity

In 2002 we adopted a stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (the 2002 Plan). On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. On May 31, 2007, at the annual shareholders meeting, the shareholders approved the amendment to the 2002 Plan to permit awards of restricted stock grants, and the 2002 Plan was renamed the “2002 Stock Option and Restricted Stock Plan” (Plan).

Under the terms of our Plan, our Board of Directors may grant options or restricted stock awards to employees, officers, directors and consultants. The Plan provides for granting of options or restricted stock at the fair market value of our stock at the grant date. Historically, options generally vested over a period of eighteen months, with the first 25% vesting at the date of grant and the balance vesting in equal amounts every six months thereafter. Effective during the quarter ended September 30, 2006, we changed the vesting schedule for our prospective stock option and restricted stock grants, to vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. We determine the term of each option at the time it is granted, historically, options granted generally have a five-year or ten-year term.

(a) Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
		Average
	Number of	Exercise
	Shares	Price

Balance at January 1, 2008	1,072,736	$8.91
Option granted	988,250	2.55
Options exercised	(87,500)	0.79
Options cancelled/expired	(514,128)	9.46

Balance at December 31, 2008	1,459,358	$4.90
Option granted	744,250	0.80
Options exercised	(3,215)	0.37
Options cancelled/expired	(810,897)	4.83

Balance at December 31, 2009	1,389,496	$2.96
Exercisable, December 31, 2009	637,596	$4.38
Vested and expected to vest	1,292,404	$3.06

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2009:

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.25 to $0.50	149,642	8.94	$0.37	41,077	8.94	$0.37
$0.51 to $1.09	532,034	9.23	0.80	65,375	9.23	0.81
$1.10 to $2.99	160,000	8.94	1.25	160,000	8.94	1.25
$3.00 to $4.00	351,249	6.30	3.42	198,375	6.30	3.53
$4.01 to $9.33	119,750	1.41	6.68	116,892	1.41	6.66
$9.34 to $22.95	76,821	2.19	18.67	55,877	2.19	18.67

	1,389,496	7.41	2.96	637,596	5.82	4.38

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Restricted stock awards:

During the year ended December 31, 2009, the Board of Directors granted no restricted stock to employees under our revised Plan. Restricted stock is valued at the grant date market price of the underlying securities. No monetary payment is required from the employees upon receipt of restricted stock.

A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life

Non-vested restricted stock at January 1, 2008	129,500	$10.12	3.28 yrs
Granted	68,850	3.21
Vested	(31,851)	8.63
Cancelled/expired	(85,521)	2.55

Non-vested restricted stock at December 31, 2008	80,978	$6.48	2.37 yrs
Granted	—	—
Vested	(18,116)	6.58
Cancelled/expired	(29,029)	6.64

Non-vested restricted stock at December 31, 2009	33,833	$6.06	8.01 yrs

Of the vested shares, a total of 4,824 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan. The average price paid per share of $2.45, reflects the average market value per share of the shares withheld for tax purposes. A total of 8,913 shares were repurchased in 2008 and the average price paid per share was $3.07.

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

At December 31, 2009, the unrecognized compensation expense related to stock options and non-vested restricted stock was $522,000 and $120,000, respectively, which is to be recognized over weighted-average periods of 2.0 years and 1.5 years, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	December 31,	December 31,
	2009	2008

Type of awards:
Stock options	$591	$882
Restricted stock	136	171

	$727	$1,053
Income statement account:
Promotion and selling	$180	$330
General and administrative	547	723

	$727	$1,053

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Twelve Months Ended December 31,
	2009	2008

Expected dividend yield	—	—
Expected stock price volatility	87.4%	73.9%
Risk-free interest rate	2.2%	2.45%
Expected term (in years)	5.9 years	4.5 years
Weighted-average grant date fair-value	$0.59	$1.50

During the year ended December 31, 2009, no material modifications were made to outstanding stock options. Additionally, there were no stock-based compensation costs capitalized as part of the cost of any asset as of December 31, 2009.

The aggregate intrinsic value of stock options outstanding at December 31, 2009 and 2008 was $6,514 and $0 and for options exercisable was $2,465 and $0, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was $1,000 and $275,000. At December 31, 2009 the restricted stock had an intrinsic value of nil.

11.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and will match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. During the years ended December 31, 2009 and 2008, the total matching contributions were $76,000 and $0, respectively.

12.	Commitments and Contingencies

Commitments

During the year ended December 31, 2009, we had commitments to various suppliers of raw materials and commitments under our Sponsorship Agreements with the Seattle Seahawks, New Jersey Nets and Portland Trailblazers in exchange for exclusive beverage rights for certain soft drinks at Qwest Field and the proposed new arena in Brooklyn, New York, as well as signage, advertising and other promotional benefits to enhance our brand awareness.

These obligations vary in terms. Purchase obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2015 and
	Total	2010	2011	2012	2013	2014	Thereafter

Purchase Obligations	$4,350	$3,055	$1,164	$131	$—	$—	$—
Sponsorships	9,584	1,374	1,013	1,897	1,595	1,641	2,064

Total	$13,934	$4,429	$2,177	$2,028	$1,595	$1,641	$2,064

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010. The Court has not yet scheduled a date for oral argument on the appeal.

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

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court has approved a stipulation by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above.

The Cramer Action and Sexton Action are derivative in nature and do not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants and the litigation may result in significant obligations for payment of defense costs and indemnification.

On March 12, 2010, a shareholder filed suit against Jones Soda, its Chief Executive Officer, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, 2010, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). Both cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs seek to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9th letter of intent, and also request attorneys’ fees and costs. Although neither case seeks monetary damages against the Company, the Company may be required throughout the pendency of the actions to advance payment of legal fees and costs incurred by the defendants, and the litigation may result in significant obligations for payment of defense costs and indemnification.

We are unable to predict the outcome of the actions described above. However, we do not anticipate these actions will result in significant liability or will have a material adverse effect on our business, results of operations, or financial condition.

On August 27, 2008, Advanced Business Strategies (“ABS”) filed a Complaint for Damages against the Company in the Circuit Court for the State of Oregon for breach of contract and breach of implied covenant of good faith and fair dealing, seeking damages in excess of $1.1 million. ABS alleged that we improperly terminated their agreement to provide us with certain sales and marketing services. On October 1, 2008, we filed a Notice of Removal from the State Court to the United States District Court, District of Oregon. Our answer to the claims was filed on October 8, 2008; we alleged that we were entitled to terminate the agreement due to ABS’ material breach of the agreement and that ABS had failed to mitigate its alleged damages. We entered into a Settlement Agreement with ABS effective May 29, 2009, under which we will make payments to ABS through July 1, 2010 totaling $225,000, plus pay a $0.05 per case royalty for cases in excess of 2.2 million in 2010 and 3.2 million in 2011. The Settlement Agreement did not constitute any admission of liability but was a compromise of a disputed claim. All claims between the parties have been released and a Stipulation of Dismissal was filed on June 9, 2009. As of December 31, 2009, the remaining accrued settlement balance was $125,000.

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

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The provision recovery for income taxes consisted of the following for the years ended December 31 (in thousands):

	2009	2008

Current
Federal	$—	$65
State	(26)	53
Foreign	6	50

Total	(20)	168
Deferred
Federal	$(10)	$24
State	2	2
Foreign	100	9

Total	92	35

Provision for income taxes	$72	$203

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2009	2008

United States	$(10,687)	$(15,071)
Foreign	212	39

Total	$(10,475)	$(15,032)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2009	2008

Federal statutory rate	34.00%	34%
Effect of:
Permanent differences	(0.27)%	(0.27)%
State income taxes, net of federal benefit	3.00%	1.55%
Change in valuation allowance	(35.69)%	(31.02)%
Other, net	(1.73)%	(5.63)%

Provision for income taxes	(0.69)%	(1.35)%

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows (in thousands):

	2009	2008

Deferred tax assets
Net operating loss carry forwards	$11,506	$8,350
Capital assets	174	127
Intangible assets	239	284
Inventory adjustment and reserve	827	426
Stock-based compensation	953	739
Other	189	402

Total deferred tax asset	13,888	10,328
Valuation allowance	(13,885)	(10,145)

Net deferred tax asset	$3	$183
Deferred tax liabilities	(2)	(84)

Total deferred tax asset balance	1	99

Classified as current	—	1

Long-term asset	1	98

The Company continues to experience significant losses in its U.S. operations which are material to the Company’s decision to maintain a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. As of December 31, 2008, the valuation allowance increased by $4.7 million. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $2.6 million. As of December 31, 2009, the valuation allowance increased by $3.7 million.

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

At December 31, 2009, the Company has net operating loss carry-forwards for income tax purposes in the United States of $34.9 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2009 and 2008.

The tax years that remain open to examination by the taxing authorities are 2005 - 2009, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a US income tax provision for the earnings of its foreign subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. However, given our liquidity position if we are unsuccessful in closing a transaction or obtaining debt or equity financing, we likely would need to declare a dividend from our Canadian subsidiary to fund operations, at which time such earnings would become subject to withholding tax in Canada. A provision has not been made for foreign withholding taxes on the cumulative undistributed earnings from our Canadian subsidiary as of December 31, 2009. If we were to declare a dividend for the cumulative earnings as of December 31, 2009, the resulting withholding tax provision would not be material to our financial condition or results of operations.

14.	Segmented Information and Export Sales

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2009	2008

Revenue:
United States	$20,519	$28,379
Canada	4,656	6,892
Other Countries	838	647

Total revenue	$26,013	$35,918

	2009	2008

Fixed assets:
United States	$807	$2,099
Canada	—	—

Total fixed assets	$807	$2,099

During the years ended December 31, 2009 and 2008, three of our customers represented approximately 29% and 26%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 13% of revenue in 2009. In 2008, one customer represented approximately 11% of revenue.

15.	Subsequent Events

On March 8, 2010, Jonathan Ricci, our President and Chief Executive Officer delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010.

On March 9, 2010, we announced that we had entered into a Letter of Intent (LOI) with Reed’s, Inc. (Reed’s), maker of sodas sold in natural food stores nationwide regarding a potential merger transaction in which Reed’s would acquire Jones Soda for a combination of cash and Reed’s common stock. On March 22, 2010, we announced that we had terminated the exclusivity provisions of the LOI in order to explore an unsolicited, nonbinding transaction proposal submitted by another third party. We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. However,

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there can be no assurance that we will enter into a definitive agreement with respect to a transaction or that any transaction we may enter into will ultimately be consummated.

16.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2009 and 2008 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4

2009 quarter:
Revenue	$7,071	$7,482	$7,156	$4,304
Write-down of excess GABA inventory and impairment of fixed assets	—	—	(210)	(2,038)
Gross profit (loss)	1,445	2,056	1,513	(1,124)
Loss from operations	(2,649)	(1,921)	(1,504)	(4,371)
Net loss	(2,601)	(1,967)	(1,482)	(4,497)
Basic and diluted loss per share	(0.10)	(0.07)	(0.06)	(0.17)

	Q1	Q2	Q3	Q4

2008 quarter:
Revenue	$9,404	$11,699	$8,684	$6,131
Write-down of excess GABA inventory and impairment of fixed assets	—	—	—	—
Gross profit	1,922	2,981	966	1,498
Loss from operations	(3,889)	(2,670)	(5,196)	(3,661)
Net loss	(3,853)	(2,733)	(5,260)	(3,389)
Basic and diluted loss per share	(0.15)	(0.10)	(0.20)	(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness and design of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jones Soda Co.
Seattle, WA

We have audited the internal control over financial reporting of Jones Soda Co. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those consolidated financial statements with an emphasis of matter paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 31, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Directors of our Company, as of March 10, 2010, are as follows:

Director	Age	Director Since

Mills A. Brown	56	December 2008
Richard S. Eiswirth Jr.	41	August 2006
Michael M. Fleming	61	April 1997
Matthew K. Kellogg	44	June 2008
Jonathan J. Ricci	41	June 2008
Susan A. Schreter	48	June 2008

Mills A. Brown has been one of the founding principals of MainSpring Capital Group (a real estate investment and development company) and its affiliated brokerage company, Ross Brown Partners, Inc., since MainSpring’s inception in December 2000. Mr. Brown is also co-owner and co-operator of a new car franchise in the Phoenix metropolitan area. Mr. Brown received a business degree from Arizona State University. We believe Mr. Brown’s qualifications to sit on our Board of Directors include his extensive business management and business development experience.

Richard S. Eiswirth, Jr. currently serves as the Chairman of our Board of Directors. He has served as the Chief Financial Officer of Alimera Sciences, Inc., an ophthalmic pharmaceutical company, since October 2005. Prior to that, Mr. Eiswirth was the Chief Financial Officer and Senior Executive Vice President of Netzee, Inc., a provider of internet banking solutions to community banks, from August 1999 to April 2002. He is also the founder of Black River Holdings, Inc., a consulting practice. He received an accounting degree from Wake Forest University in 1991. Mr. Eiswirth also served on the Board of Directors and was Chairman of the Audit Committee for Color Imaging, Inc., a toner manufacturing company, from 2003 until August 2007. We believe Mr. Eiswirth’s qualifications to sit on our Board of Directors include his experience in management and his financial and accounting expertise.

Michael M. Fleming has been an attorney with the law firm of Lane Powell PC in Seattle, Washington, specializing in real estate, dispute resolution, securities and environmental matters, since February 2000. Mr. Fleming has served on the Board of Directors of Big Brothers and Big Sisters of Puget Sound since December 2002 and was elected Chairman of the Board of Directors for 2008/2009. He has also been the President and owner of Kidcentre, Inc., a company in the business of providing child care services in Seattle, Washington, since July 1988. Since April 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from the University of Washington and a law degree from the University of California, Hastings College of the Law. We believe Mr. Fleming’s qualifications to sit on our Board of Directors include his legal expertise in matters of business and securities law.

Matthew K. Kellogg served as a director of the Company from May 1999 to August 2006 and as Corporate Secretary (in a non-employee capacity) from March 2006 to August 2006; he returned to the Company’s Board in June 2008. He is currently the managing member of Canal Investments LLC, an investment firm, serving in such capacity since March 2003. In January 2008, Mr. Kellogg co-founded Point32 Development Company, a real estate development firm, where he currently serves as a principal. Mr. Kellogg co-owns Tutta Bella Neapolitan Pizzeria, a regional casual restaurant chain. From November 2002 to March 2003, Mr. Kellogg was the manager of Kingfisher Capital LLC, an investment firm. Mr. Kellogg holds a

Bachelor of Science degree from Skidmore College. We believe Mr. Kellogg’s qualifications to sit on our Board of Directors include his extensive business management and business development experience.

Jonathan J. Ricci joined Jones Soda as Chief Operating Officer in January 2008 and has served as one of the Company’s directors since June 2008 and as our President and Chief Executive Officer since May 2009. On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010. From May 2003 to January 2008, Mr. Ricci served as General Manager of Columbia Distributing Company, a beverage distribution company, and previously served as its Vice President of Process Improvement and Human Resources from November 2002 to May 2003 and as its Regional Vice President of Sales and Marketing from November 2000 until October 2002. Prior to that, Mr. Ricci spent nine years at McNeil Consumer Products in various sales and marketing roles. Mr. Ricci received a Bachelor of Science degree in Business Education from Oregon State University. We believe Mr. Ricci’s qualifications to sit on our Board of Directors include his business management and beverage industry experience.

Susan A. Schreter is the founder, managing editor and Chief Executive Officer of TakeCommand Information Media, Inc., an online entrepreneurial education and membership organization for small business owners. In addition, she is a contributor to online and print publications in the areas of small business finance and a weekly newspaper columnist. She served as the Chief Executive Officer and Chairman of the Board of First Transaction Management, Inc., a general business and strategic planning consulting firm, from 1999 to 2008. Ms. Schreter received a Bachelor of Arts degree and is an honors graduate of Smith College. We believe Ms. Schreter’s qualifications to sit on our Board of Directors include her experience and knowledge in business finance and strategic planning.

Executive Officers

Our executive officers as of March 10, 2010 are as follows:

Name	Age	Position	Officer Since

Jonathan J. Ricci	41	Chief Executive Officer	2008
Michael R. O’Brien	43	Chief Financial Officer and Secretary	2008

Biographical information for Jonathan J. Ricci is listed above under the heading “Directors”. On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010.

Mr. O’Brien joined Jones Soda in September 2008 as Chief Financial Officer and Corporate Secretary. Prior to joining Jones Soda, he served as Chief Financial Officer of Pyramid Breweries Inc., a craft beer brewer, from September 2006 until August 2008. Prior to that, Mr. O’Brien served as Chief Financial Officer of Medisystems Corporation, a designer and manufacturer of disposable medical devices, from 2002 until September 2006. From 1999 to 2002, Mr. O’Brien held positions of Corporate Controller and Chief Financial Officer of Flow International Corporation, which develops and manufacturers ultra high-pressure waterjet technology and provides robotics and assembly equipment. Mr. O’Brien earned a Bachelor of Arts degree in accounting from Western Washington University and a Masters of Business Administration degree from Seattle University. Mr. O’Brien is also a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require the Company to identify in this Proxy Statement any Reporting Person who failed to file any such report on a timely basis.

Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2009.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and other senior financial officers. Information regarding our Code of Ethics and where to find it is included in Item 1 of Part I, and that information is incorporated by reference herein.

Audit Committee

The Audit Committee represents the Board of Directors in discharging its responsibilities relating to our accounting, reporting, financial and internal control practices. The committee has general responsibility for reviewing with management the financial and internal controls and the accounting, auditing and reporting activities of our company and our subsidiaries. The committee annually reviews the qualifications and objectivity of our independent auditors; is responsible for selecting, retaining or replacing our independent auditors; reviews the scope, fees and result of their audit; reviews and approves any non-audit services and related fees; is informed of their significant audit findings and management’s responses thereto; and annually reviews the status of significant current and potential legal matters. The Audit Committee reviews the quarterly and annual financial statements and recommends their acceptance to the Board of Directors. The Audit Committee has a written charter, which is posted on the Company’s website at www.jonessoda.com under “About Jones — Investor Relations — Corporate Governance.”

During 2009, the Audit Committee consisted of Messrs. Eiswirth and Kellogg and Ms. Schreter. The Board of Directors has determined that Mr. Eiswirth qualifies as an “audit committee financial expert” within the meaning of SEC rules. All of the directors on the Audit Committee qualify as “independent directors” within the meaning of Securities and Exchange Commission (“SEC”) rules and the listing standards of The Nasdaq Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2009 and 2008, to the extent applicable.

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(1)	($)	($)

Jonathan J. Ricci(3)	2009	$245,000	$24,500	$—	$83,396	$19,600	$33,394	$405,890
President and	2008	234,792	—	26,160	141,750	—	39,281	441,983
Chief Executive Officer

Michael R. O’Brien	2009	200,000	10,000	—	47,628	8,000	—	265,628
Chief Financial	2008	66,667	—	740	9,200	—	—	76,607
Officer

Stephen C. Jones(4)	2009	101,666	—	—	99,351	—	—	201,017
Former Chief	2008	142,917	—	6,540	132,150	—	102,600	384,207
Executive Officer

Thomas P. O’Neill(5)	2009	81,614	11,550 (6)	—	23,656	—	—	116,820
Former Executive	2008	165,000	—	12,000	52,500	—	12,548	242,048
Vice President of Sales

(1)	Amounts under the “Bonus” column for Messrs. Ricci and O’Brien represent the cash bonus earned under the discretionary component of the 2009 bonus plan and amounts under the “Non-Equity Incentive Plan Compensation” column for Messrs. Ricci and O’Brien represent the cash bonus earned under the objective component of the 2009 bonus plan.

(2)	Represents the aggregate grant date fair value for awards granted in 2009 and 2008, as applicable, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 10 of the consolidated financial statements in this Report regarding the assumptions underlying the valuation of equity awards. For Mr. Jones, amount in 2009 includes the incremental fair value as a result of the modification of a stock option in connection with his termination, as discussed below under “Narrative Disclosure to Summary Compensation Table.”

(3)	Mr. Ricci served as Chief Operating Officer until May 1, 2009 when he was promoted to President and Chief Executive Officer. On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010.

(4)	Mr. Jones resigned from the Company effective May 1, 2009 and from the Board of Directors effective May 27, 2009.

(5)	Mr. O’Neill began his employment with the Company in March 2008 and terminated effective April 10, 2009.

(6)	Mr. O’Neill received a discretionary cash bonus of $3,300 based on the achievement of key performance indicators by the employees reporting to him and a retention bonus of $8,250.

Narrative Disclosure to Summary Compensation Table

The following describes the material factors necessary to understand the compensation disclosed in the Summary Compensation Table.

Jonathan J. Ricci.  Mr. Ricci serves as our President and Chief Executive Officer pursuant to an employment agreement that was effective on January 20, 2008, as amended on December 29, 2008 and May 4, 2009. Pursuant to the employment agreement, Mr. Ricci receives an annual base salary of $245,000. In addition, the employment agreement provides that Mr. Ricci is eligible to receive (a) an annual performance bonus of up to 100% of his base salary based on the achievement of objectives to be agreed upon by the Company and Mr. Ricci and subject to approval by the Compensation and Governance Committee, and (b) an option to purchase, or a combination of stock options and restricted stock grants equivalent to, 80,000 shares of the Company’s common stock annually (subject to approval by the Compensation and Governance Committee). The employment agreement also provides for corporate housing in Seattle, and four weeks of annual vacation. The employment agreement also contains certain restrictive covenants, including the requirement that Mr. Ricci execute a confidentiality agreement.

Under the employment agreement, through January 20, 2009, Mr. Ricci was entitled to receive a lump sum payment equal to six months of his then current salary if he was terminated without Cause more than 90 days after the beginning of his employment with the Company or if he was terminated without Cause at any time after a material change in his reporting structure.

Alternatively, if Mr. Ricci was terminated without Cause after January 20, 2009 or if he was terminated without Cause in connection with a Corporate Transaction, he would be entitled to receive a lump sum payment equal to the sum of 12 months of his then current base salary plus his target bonus, COBRA coverage for 12 months for Mr. Ricci and his family, and immediate vesting of the unvested portion of his stock options and restricted stock grants.

For purposes of Mr. Ricci’s employment agreement, the following terms are defined as follows:

•	“Cause” includes (i) conviction of any felony or misdemeanor; (ii) breach of the Company’s Code of Ethics or Insider Trading Policy or Regulation FD policies, as now in effect or as modified in the future; (iii) theft or embezzlement from the Company; or (iv) attempt to obstruct or failure to cooperate with any investigation authorized by the Company or any governmental or self-regulatory entity.

•	“Corporate Transaction” is any of the following events: (a) consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company’s common stock are converted into cash, securities or other property, if following such merger or consolidation the holders of the Company’s outstanding voting securities immediately prior to such merger or consolidation own less than 50% of the outstanding voting securities of the surviving corporation; (b) consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of the Company’s assets other than a transfer of the Company’s assets to a majority-owned subsidiary corporation of the Company; or (c) approval by the holders of the Company’s common stock of any plan or proposal for the liquidation or dissolution of the Company.

On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010. No severance payments or benefits will be due to him as a result of his resignation.

Michael R. O’Brien.  Mr. O’Brien serves as our Chief Financial Officer pursuant to an employment agreement that was effective on September 2, 2008, as amended on December 29, 2008. Pursuant to the employment agreement, Mr. O’Brien receives an annual base salary of $200,000. In addition, the employment agreement provides that Mr. O’Brien is eligible to receive (a) an annual performance bonus of up to 35% of his base salary based on the achievement of objectives to be agreed upon by the Company and Mr. O’Brien, with higher bonus amounts possible if objectives are exceeded (all subject to approval by the Compensation and Governance Committee) and (b) an option to purchase 40,000 shares of common stock annually and a one-time restricted stock grant of 2,000 shares (all subject to the approval of the Compensation and Governance Committee). The employment agreement also contains certain restrictive covenants, including the requirement that Mr. O’Brien execute a confidentiality agreement.

Under the employment agreement, through September 2, 2009, Mr. O’Brien was entitled to receive six months of his then current salary, payable in equal installments during the six months immediately following his termination, if he was terminated without Cause more than 90 days after the beginning of his employment with the Company or if he was terminated without Cause at any time after a material change in his reporting structure.

Alternatively, if Mr. O’Brien is terminated without Cause after September 2, 2009 or if he is terminated without Cause in connection with a Corporate Transaction, he will be entitled to receive 12 months of his then current base salary, payable in equal installments during the 12 month period immediately following his termination, plus a lump sum payment equal to the last target bonus paid to Mr. O’Brien, COBRA coverage for 12 months for Mr. O’Brien and his family, and immediate vesting of the unvested portion of his stock options and restricted stock grants.

For purposes of Mr. O’Brien’s employment agreement, the following terms are defined as follows:

•	“Cause” includes (i) conviction of any felony or misdemeanor; (ii) breach of the Company’s Code of Ethics or Insider Trading Policy or Regulation FD policies, as now in effect or as modified in the future; (iii) theft or embezzlement from the Company; or (iv) attempt to obstruct or failure to cooperate with any investigation authorized by the Company or any governmental or self-regulatory entity.

•	“Corporate Transaction” is any of the following events: (a) consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company’s common stock are converted into cash, securities or other property, if following such merger or consolidation the holders of the Company’s outstanding voting securities immediately prior to such merger or consolidation own less than 50% of the outstanding voting securities of the surviving corporation; (b) consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of the Company’s assets other than a transfer of the Company’s assets to a majority-owned subsidiary corporation of the

Company; or (c) approval by the holders of the Company’s common stock of any plan or proposal for the liquidation or dissolution of the Company.

Stephen C. Jones.  Mr. Jones served as our Chief Executive Officer until May 1, 2009, pursuant to an employment agreement that was effective beginning on June 3, 2008, as amended on December 29, 2008. He resigned from his position as our Chief Executive Officer, effective May 1, 2009. Under the employment agreement, Mr. Jones received an annual base salary of $245,000 beginning in June 2008. In addition, the employment agreement provided that Mr. Jones was eligible to receive (a) an annual performance bonus for the 12-month period ended April 30, 2009 in an amount up to $160,000 payable in the sole discretion of the Board of Directors (on the recommendation of the Compensation and Governance Committee) based on the achievement of performance objectives tied to the Company’s 2008 and 2009 budgets and operating plans and such other factors as may have been approved by the Compensation and Governance Committee and Board of Directors, and (b) an option to purchase 160,000 shares of the Company’s common stock, also subject to approval of the Compensation and Governance Committee. The employment agreement also provided for corporate housing in Seattle and four weeks of annual vacation. The employment agreement also contained certain restrictive covenants, including the requirement that Mr. Jones execute a confidentiality agreement and a noncompetition agreement.

Under the employment agreement, Mr. Jones was entitled to receive a lump sum payment equal to his base salary and immediate vesting of the unvested portion of his stock options granted pursuant to his employment if any of the following events occurred prior to May 1, 2009: (a) the Company terminated Mr. Jones’s employment without Cause, (b) Mr. Jones terminated his own employment for Good Reason or (c) the Company consummated a Corporate Transaction while Mr. Jones was employed by the Company.

For purposes of Mr. Jones’s employment agreement, the following terms were defined as follows:

•	“Cause” included (i) conviction of any felony or misdemeanor; (ii) breach of the Company’s Code of Ethics or Insider Trading Policy or Regulation FD policies, provided, however, that, if the breach is curable, it shall not constitute “Cause” if such breach is cured within 30 days after the receipt by Mr. Jones of written notice from the Company of the breach; (iii) theft or embezzlement from the Company; or (iv) attempt to obstruct or failure to cooperate with any investigation authorized by the Company or any governmental or self-regulatory entity; provided, however, that, if such obstruction or failure to cooperate is curable, it shall not constitute “Cause” if such obstruction or failure to cooperate is cured within 30 days after the receipt by Mr. Jones of written notice from the Company of such obstruction or failure to cooperate.

•	“Good Reason” is a material reduction in Mr. Jones’ then-current base salary unless such reduction is part of a reduction in salary that affects all executive officers of the Company at a substantially similar percentage of magnitude. Notwithstanding the foregoing, a termination will not be for “Good Reason” unless (i) Mr. Jones notifies the Company in writing of the reduction which he believes constitutes “Good Reason” within 90 days of its initial occurrence (and such reduction is, in fact, material); (ii) the Company fails to remedy such reduction within 30 days after the date on which it receives such notice (the “Remedial Period”); and (iii) Mr. Jones actually terminates employment within 30 days after the expiration of the Remedial Period and before the Company has remedied such reduction.

•	“Corporate Transaction” is any of the following events: (a) consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company’s common stock are converted into cash, securities or other property, if following such merger or consolidation the holders of the Company’s outstanding voting securities immediately prior to such merger or consolidation own less than 50% of the outstanding voting securities of the surviving corporation; (b) consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of the Company’s assets other than a transfer of the Company’s assets to a majority-owned subsidiary corporation of the Company; or (c) approval by the holders of the Company’s common stock of any plan or proposal for the liquidation or dissolution of the Company.

On May 1, 2009, Mr. Jones terminated his employment with the Company. Pursuant to the Separation Agreement and General Release between Mr. Jones and the Company, the stock option for 160,000 shares of common stock granted to Mr. Jones on December 9, 2008 was modified so that it became fully vested on May 27, 2009 and, unless exercised, will expire on May 27, 2012. No severance payments or other benefits were due to him as a result of his resignation

Thomas P. O’Neill.  Mr. O’Neill served as our Executive Vice President of Sales pursuant to an employment agreement that was effective on March 31, 2008. Mr. O’Neill resigned effective April 10, 2009. Pursuant to the employment agreement, Mr. O’Neill received an annual base salary of $220,000. In addition, the employment agreement provided that Mr. O’Neill was eligible to receive (a) an annual performance bonus of up to 50% of his base salary based on the achievement of objectives set by the Company and higher bonus amounts if objectives were exceeded (all subject to approval by the Compensation and Governance Committee); (b) an option to purchase 40,000 shares of common stock or an equivalent combination of options and restricted stock annually (all subject to the approval of the Compensation and Governance Committee); and (c) a monthly car allowance of $750 plus gas expenses for Company business. The employment agreement also contained certain restrictive covenants, including the requirement that Mr. O’Neill execute a confidentiality agreement.

Under the employment agreement, through March 31, 2009, Mr. O’Neill was entitled to receive six months of his then current salary, payable in a lump sum payment if he was terminated without Cause more than 90 days after the beginning of his employment with the Company or if he was terminated without Cause at any time after a material change in his reporting structure.

Alternatively, if Mr. O’Neill was terminated without Cause after March 31, 2009 or if he was terminated without Cause in connection with a Corporate Transaction, he was entitled to receive 12 months of his then current base salary plus his target bonus, payable in a lump sum payment, COBRA coverage for 12 months for Mr. O’Neill and his family and immediate vesting of the unvested portion of his stock options and restricted stock grants.

For purposes of Mr. O’Neill’s employment agreement, the following terms were defined as follows:

•	“Cause” includes (i) conviction of any felony or misdemeanor; (ii) breach of the Company’s Code of Ethics or Insider Trading Policy or Regulation FD policies, as now in effect or as modified in the future; (iii) theft or embezzlement from the Company; or (iv) attempt to obstruct or failure to cooperate with any investigation authorized by the Company or any governmental or self-regulatory entity.

•	“Corporate Transaction” is any of the following events: (a) consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company’s common stock are converted into cash, securities or other property, if following such merger or consolidation the holders of the Company’s outstanding voting securities immediately prior to such merger or consolidation own less than 50% of the outstanding voting securities of the surviving corporation; (b) consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of the Company’s assets other than a transfer of the Company’s assets to a majority-owned subsidiary corporation of the Company; or (c) approval by the holders of the Company’s common stock of any plan or proposal for the liquidation or dissolution of the Company.

In January 2009, as part of a Company-wide retention bonus following a reduction in workforce, Mr. O’Neill was awarded a retention bonus in the amount of $8,250. On April 3, 2009, Mr. O’Neill resigned from the Company effective April 10, 2009. No severance payments or other benefits were due to Mr. O’Neill as a result of his termination.

Equity Awards.  The equity awards were granted under the terms of the Company’s 2002 Stock Option and Restricted Stock Plan. The exercise price of all options granted in 2009 was equal to 100% of the closing price of our common stock on the grant date.

Except for one stock option granted to Mr. Jones, all stock options granted to executive officers in 2009 vest in equal installments every six months over forty-two months and expire ten years after the grant date. One of the two stock options for 20,000 shares granted to Mr. Jones on March 16, 2009 provided for full vesting one year from the date of grant.

Bonus Payments in 2009 for 2008 Performance.  The Company did not have an established bonus plan for 2008. Rather, after the end of the fiscal year, the Committee reviewed our fiscal 2008 results and evaluated the performance of each of our executives in 2008. Based on these evaluations, and particularly in light of the Company’s financial performance in 2008, the Committee determined that no cash bonuses would be awarded to the Named Executive Officers, with the exception of Mr. O’Neill. In recognition of his leadership and the performance of his team, Mr. O’Neill received a discretionary cash bonus of $3,300. Mr. O’Neill’s bonus was earned and paid in 2009. Instead of cash bonuses, on March 16, 2009 the Committee awarded stock option grants to purchase 20,000 shares of the Company’s common stock to each of Messrs. Jones, Ricci and O’Brien.

Bonus Payments in 2010 for 2009 Performance.  On April 6, 2009, the Company’s Board of Directors, on the recommendation of the Committee, adopted a 2009 bonus plan for Messrs. Ricci and O’Brien.

The 2009 bonus plan consists of two components: (1) an objective component based on achievement of key performance indicators relating to the Company’s operating plan (“KPIs”) that accounts for 75% of the possible bonus at target, and (2) a subjective component, payable at the sole discretion of the Committee based upon such factors that the Committee deems appropriate with respect to each executive officer, that accounts for 25% of the possible bonus at target.

The first component of the 2009 bonus plan links payout to achievement of KPIs related to the Company’s cash balance, net income (loss), operating expenses, average inventory on hand, brand development initiatives and annual gross margin, with each KPI assigned a different weight. Depending on the level of achievement for each KPI, Messrs. Ricci and O’Brien were eligible to receive between 0% and 100% of the target amount allocated to achievement of each KPI.

Each executive’s target bonus under the 2009 bonus plan was set at 40% of the bonus potential contemplated in that executive’s employment agreement, so that Mr. Ricci’s target bonus was 40% of his annual base salary and Mr. O’Brien’s target bonus was 14% of his annual base salary. Based on the review by the Committee of each of Messrs. Ricci and O’Brien’s designated KPIs and other achievements, they were granted a bonus equal to 45% of their target bonus for 2009, 20% of which constituted the objective component and 25% of which constituted the subjective component.

Because the 2009 target bonuses were set at a lower amount than contemplated in the executives’ employment agreements, on April 6, 2009, Messrs. Ricci and O’Brien received a stock option grant for 40,000 and 20,000 shares, respectively, of the Company’s common stock.

Outstanding Equity Awards at Fiscal Year-End 2009 Table

The following table presents information about outstanding equity awards held by each of the Named Executive Officers as of December 31, 2009. Mr. O’Neill terminated his employment with the Company on April 10, 2009 and did not hold any equity awards at December 31, 2009.

			Option Awards				Stock Awards
								Market
							Number of	Value of
			Number of				Shares or	Shares or
			Securities				Units of	Units of
			Underlying				Stock	Stock
			Unexercised		Option		That Have	That Have
			Options		Exercise	Option	Not	Not
			(#)		Price	Expiration	Vested	Vested
Name	Grant Date		Exercisable	Unexercisable(1)	($)	Date	(#)(1)	($)(2)

Jonathan J. Ricci	04/06/2009		5,715	34,285	$0.84	04/06/2019	—	$—
	03/16/2009		14,285	85,715	0.80	03/16/2019	—	—
	03/27/2008		32,152	42,848	3.27	03/27/2018	—	—
	03/27/2008		—	—	—	—	4,571	1,966
Michael R. O’Brien(3)	04/06/2009		2,858	17,142	0.84	04/06/2019	—	—
	03/16/2009		8,574	51,426	0.80	03/16/2019	—	—
	12/09/2008		11,428	28,572	0.37	12/09/2018	—	—
	12/09/2008		—	—	—	—	1,429	614
Stephen C. Jones(4)	12/09/2008	(5)	160,000	—	1.25	05/27/2012	—	—

(1)	Unless otherwise noted below, these options and restricted stock awards vest over a period of 42 months, with 14.29% vesting on each six-month anniversary of the grant date.

(2)	The closing price of our common stock on December 31, 2009 was $0.43 per share.

(3)	The option and restricted stock awards granted on December 9, 2008 vest 14.29% on March 2, 2009, with an additional 14.29% to vest on each six month period thereafter over the following 36 months.

(4)	Mr. Jones resigned from the Company effective May 1, 2009 and from the Board of Directors effective May 27, 2009.

(5)	This option became fully vested on May 27, 2009, pursuant to the Separation Agreement and General Release with Mr. Jones effective May 15, 2009.

Additional Narrative Disclosure

As described above under “Narrative Disclosure to Summary Compensation Table,” we entered into employment agreements with each of our Named Executive Officers and a Separation Agreement and General Release with Mr. Jones, which provide for certain benefits in the event of termination or change of control.

In addition, our 2002 Stock Option and Restricted Stock Plan (the “2002 Plan”) provides for accelerated vesting of all unvested awards upon a corporate transaction, irrespective of the scheduled vesting date for these awards, unless the awards are assumed or substituted for by the successor company. For purposes of the 2002 Plan, a “corporate transaction” means any of the following events:

•	Consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company’s common stock are converted into cash, securities or other property and the Company’s shareholders (immediately prior to such merger or consolidation) own less than 50% of the outstanding voting securities of the surviving corporation after the merger or consolidation;

•	Consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of the Company’s assets; or

•	Shareholder approval of any plan or proposal for the liquidation or dissolution of the Company.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Board of Directors considers the significant amount of time that directors expend in fulfilling their duties as well as the skill level required of members of the Board of Directors.

In addition to cash and stock-based compensation, non-employee directors are reimbursed for their out-of-pocket expenses, in accordance with our reimbursement policies, incurred in attending meetings of the Board of Directors and committee meetings and conferences with our senior management. We also maintain liability insurance on all of our directors and executive officers.

Mr. Ricci is currently the only member of the Board who is also a Jones Soda employee. On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010. During 2009, prior to his resignation from the Board of Directors on May 27, 2009, Mr. Jones served as an employee director. Messrs. Ricci and Jones did not receive any additional compensation for serving on the Board of Directors.

Standard Cash Compensation

Under the compensation structure effective July 1, 2006, each non-employee director is entitled to receive the following compensation. Directors who are our employees receive no compensation for their service as directors.

Position	Amount

Non-employee (“NE”) Director Annual Retainer	$12,000
NE Director Board Meeting Attendance Fee (telephonic)	1,000 (500)
NE Director Committee Meeting Attendance Fee other than Audit Committee — live or telephonic	500
NE Director Audit Committee Meeting Attendance Fee — live or telephonic	1,000
Additional Chair of Audit Committee Annual Retainer	3,500
Additional Chair of Compensation and Governance Committee Annual Retainer	2,000
Additional Chair of Nominating Committee Annual Retainer	2,000

Standard Equity Compensation

Effective March 3, 2009, each non-employee director receives an annual stock option grant for 20,000 shares of common stock, with an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years, or an equivalent grant of shares of restricted stock. Stock options and restricted stock awards granted prior to March 3, 2009 vest over a period of 42 months, with 14.29% vesting on each six-month anniversary of the grant date. Effective March 3, 2009, the Board of Directors adopted a new vesting schedule for option awards and restricted stock grants made to non-employee directors, with the grants to vest in full one year from the date of grant.

Non-Standard Compensation

In November 2009, the Board of Directors, upon the recommendation of the Compensation and Governance Committee, approved additional compensation to Mr. Eiswirth in the amount of $1,000 in recognition of the additional service, in his capacity as a director, provided to the Company in connection with the Company’s evaluation of strategic alternatives.

In connection with Mr. van Stolk’s resignation from the Board of Directors in April 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Mr. van Stolk that settled certain obligations under the Separation Agreement and Release that was entered into with Mr. van Stolk on February 18, 2008 (the “Separation Agreement”) in connection with Mr. van Stolk’s resignation as the

Company’s Chief Executive Officer. Under the Settlement Agreement, (1) Mr. van Stolk agreed to reduce his severance payments under the Separation Agreement by approximately $100,000 (to an aggregate of approximately $350,000) and the Company agreed to pay the remaining unpaid severance amount of $150,000 to Mr. van Stolk in a single lump sum payment, (2) the Company agreed to pay $9,500 for Mr. van Stolk’s legal fees and (3) the Company agreed to terminate, effective immediately, Mr. van Stolk’s noncompetition and nondisparagement obligations under the Separation Agreement and the provisions in that agreement limiting Mr. van Stolk’s ability to discuss the Company’s business with certain third parties. The $453,881 severance amount originally due to Mr. van Stolk under the Separation Agreement was disclosed under the “All Other Compensation” column of the “Summary Compensation Table” in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders.

2009 Director Compensation Table

The following table presents information about compensation earned by or paid to non-employee directors during 2009.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(1)	($)

Mills A. Brown	$24,000	$11,066	$35,066
Richard S. Eiswirth, Jr.	33,000	11,066	44,066
Michael M. Fleming	25,250	11,066	36,316
Matthew K. Kellogg	29,000	11,066	40,066
Susan A. Schreter	29,000	11,066	40,066
Peter M. van Stolk(2)	8,500	11,066	19,566

(1)	Represents the aggregate grant date fair value for awards granted in 2009 in accordance with ASC Topic 718. See Note 10 of the consolidated financial statements in this Report regarding the assumptions underlying the valuation of equity awards. As of December 31, 2009, each non-employee director had the following number of options outstanding: Mr. Brown, 20,000, Mr. Eiswirth, 65,000, Mr. Fleming, 50,000, Mr. Kellogg, 35,000, Ms. Schreter, 35,000, Mr. van Stolk, 0. As of December 31, 2009, each non-employee director had the following number of restricted stock awards outstanding: Mr. Brown, 0, Mr. Eiswirth, 2,857, Mr. Fleming, 2,857, Mr. Kellogg, 1,143, Ms. Schreter, 1,143, Mr. van Stolk, 0.

(2)	Mr. van Stolk resigned from the Board of Directors effective April 3, 2009.

Stock Ownership Guidelines

In August 2007, the Board of Directors implemented stock ownership guidelines for its non-employee directors to further align their interests with those of shareholders. For non-employee directors, stock ownership guidelines are set at a value equal to three times their annual cash retainer and other Board fees paid to such director over the prior twelve months. Under these guidelines, non-employee directors are encouraged to increase their ownership of Company common stock to meet these ownership requirements within three years of becoming a director, or within three years of the adoption of the guidelines, whichever is later. The required ownership level for each director is re-calculated as of June 30 of every third year. Shares that count toward these ownership guidelines include:

•	shares of common stock purchased on the open market;

•	common stock obtained and held through stock option exercises; and

•	vested restricted stock and in-the-money vested stock options.

For as long as a director continues to serve on the Board, he or she may sell no more than 33% of his or her vested stock holdings in any one quarter. However, directors may sell enough shares to cover their income tax liability on vested grants. The Board may approve exceptions to these guidelines on a case-by-case basis.

The earliest compliance deadline under the guidelines is in August 2010. Our directors have been subject to an extended Company-imposed trading blackout period for all of fiscal 2009 and through the date of this Report, which has limited the directors’ ability to acquire Company common stock on the open market. As of the date of this Report, only one director meets the ownership level under the stock ownership guidelines.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of March 10, 2010 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

•	each person who, to our knowledge, beneficially owns more than 5% of our common stock;

•	the Named Executive Officers identified in the Summary Compensation Table above;

•	each of our current directors and director nominees; and

•	all of our current directors and executive officers as a group.

As of March 10, 2010, there were 26,424,796 shares of common stock issued and outstanding. Unless otherwise indicated, each person’s address is c/o Jones Soda Co., 234 Ninth Avenue North, Seattle, WA 98109.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 10, 2010 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

	Beneficial Ownership of Common Stock(1)
		Options/Warrants
		Currently
		Exercisable	Total Beneficial	Percent
Name and Address of Beneficial Owner	No. of Shares(2)	or Within 60 Days	Ownership(2)	of Total

Named Executive Officers and Directors
Jonathan J. Ricci(3)	11,000	82,873	93,873	*
Michael R. O’Brien	4,500	40,006	44,506	*
Mills A. Brown	376,874	20,000	396,874	1.5%
Richard S. Eiswirth, Jr.	11,000	57,148	68,148	*
Michael M. Fleming	11,000	42,148	53,148	*
Matthew K. Kellogg	102,000	26,430	128,430	*
Susan A. Schreter	2,000	26,430	28,430	*
Stephen C. Jones(4)	—	160,000	160,000	*
All current directors and executive officers as a group (7 persons)	518,374	295,035	813,409	3.0%

*	Less than one percent

(1)	The table is based upon information supplied by such principal shareholders, executive officers and directors.

(2)	Includes shares of unvested restricted stock as follows: Mr. Ricci, 3,429; Mr. O’Brien, 1,143; Mr. Eiswirth, 1,999; Mr. Fleming, 1,999; Mr. Kellogg, 1,143; and Ms. Schreter, 1,143.

(3)	On March 8, 2010, Mr. Ricci delivered written notice to the Board of Directors of the Company of his resignation as President and Chief Executive Officer and a member of the Board of Directors of the Company, effective April 2, 2010.

(4)	Mr. Jones’ employment terminated on May 1, 2009 and his membership on the Board of Directors ended May 27, 2009.

Equity Compensation Plan Information

The following table gives information as of December 31, 2009, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our 2002 Stock Option and Restricted Stock Plan and 2007 Employee Stock Purchase Plan, both of which have been approved by shareholders. To date, the Board of Directors has not yet implemented the 2007 Employee Stock Purchase Plan.

	(a)	(b)	(c)
	No. of	Weighted	Number of Securities
	Shares to be	Average	Remaining Available
	Issued Upon	Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Stock Options,	Stock Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in Column
Plan Category	Rights	Rights	(a))

Equity Compensation Plans Approved by Shareholders	1,389,496	$2.96	1,478,597	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

TOTAL	1,389,496	$2.96	1,478,597	(1)

(1)	Includes 1,178,597 shares available for issuance under the 2002 Stock Option and Restricted Stock Plan, under which we may grant restricted stock awards in addition to stock options. Each non-employee director receives an annual stock option grant of up to 20,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our 2002 Stock Option and Restricted Stock Plan. Also includes 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no related person transactions required to be disclosed pursuant to Item 404(a) or Item 404(d)(1) of Regulation S-K since the beginning of fiscal year 2008.

The Board of Directors, upon the recommendation of the Audit Committee, has adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors and executive officers are expected to disclose to our Chief Financial Officer (or, if the transaction involves the Chief Financial Officer, to the Chief Executive Officer) (either, as applicable, the “Designated Officer”) the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction. A related person transaction is generally defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K, the SEC’s related person transaction disclosure rule, except that our policy does not contain a dollar threshold for a transaction to be considered a related person transaction.

If the Designated Officer determines that the transaction is a related person transaction under SEC’s rules, the Designated Officer will notify the Chair of the Audit Committee and submit the transaction to the Audit Committee, which will review and determine whether to approve or ratify the transaction.

When determining whether to approve or ratify a related person transaction, the Audit Committee will review relevant facts regarding the related person transaction, including:

•	The extent of the related person’s interest in the transaction;

•	Whether the terms are comparable to those generally available in arm’s-length transactions; and

•	Whether the related person transaction is consistent with the best interests of the Company.

The related person involved in the related person transaction may participate in the approval/ratification process only to provide additional information as needed for the Audit Committee’s review. If any Related Person Transaction is not approved or ratified by the Committee, the Committee may take such action in respect of the transaction as it may deem necessary or desirable in the best interests of the Company and its shareholders. If any related person transaction is ongoing or is part of a series of transactions, the Audit Committee may establish guidelines as necessary to appropriately review the ongoing related person transaction. After initial approval/ratification of the transaction, the Audit Committee will review the related person transaction on a regular basis (at least annually).

The Audit Committee is authorized to administer the Company’s related person transactions policy, and may amend, modify and interpret the policy as it deems necessary or desirable. Any material amendments or modifications to the policy will be reported to the full Board at its next regularly scheduled meeting. In addition the Audit Committee will conduct an annual review and assessment of the policy.

Independence of the Board of Directors

The Board of Directors has reviewed the relationships between the Company and each of its directors, including former directors who served as directors during any part of fiscal year 2009, and has determined that the following directors and former directors are “independent” within the meaning of the listing standards of The Nasdaq Stock Market: current directors Mills Brown, Richard Eiswirth, Jr., Michael Fleming, Matthew Kellogg, and Susan Schreter. In making its independence determinations, the Board of Directors considered all relationships between its directors and the Company, including a relationship with Mr. Fleming’s law firm that is not required to be disclosed in this Annual Report on Form 10-K as a related person transaction. Mr. Fleming is a partner at the law firm Lane Powell PC, which provides legal services to the Company. During 2009 and 2008, the Company paid Lane Powell approximately $85,000 and $25,000, respectively, in fees and expenses. Mr. Fleming has not provided any of the legal services rendered by Lane Powell and, because the amounts involved have not been, and are not expected to be, material to either the Company or Lane Powell, the Board of Directors has concluded that this relationship does not impair the independence of Mr. Fleming as a member of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deloitte & Touche LLP has audited our financial statements for the years ended December 31, 2009 and 2008, and reviewed our statements for the fiscal quarter ended September 30, 2008. KPMG served as our independent registered public accounting firm for the fiscal quarters ended March 31, 2008 and June 30, 2008 until they were dismissed September 11, 2008.

Policy for Approval of Audit and Permitted Non-Audit Services

All audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s charter requires that the Committee review the scope and extent of audit services to be provided, including the engagement letter, prior to the annual audit, and review and pre-approve all audit fees to be charged by the independent auditors. In addition, the charter requires the Committee to pre-approve all additional non-audit matters to be provided by the independent auditors.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Deloitte for professional services rendered in fiscal years ended December 31, 2009 and 2008.

	2009	2008

Audit Fees(1)	$374,175	$369,000
Audit-Related Fees(2)	7,145	—
Tax Fees(3)	23,500	—
All Other Fees	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice.

All the above services were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1) Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2009 Annual Report on Form 10-K.

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

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JONATHAN J. RICCI Jonathan J. Ricci	President and Chief Executive Officer	March 31, 2010

/s/ MICHAEL R. O’BRIEN Michael R. O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ MILLS A. BROWN Mills A. Brown	Director	March 31, 2010

/s/ RICHARD S. EISWIRTH, JR. Rick Eiswirth, Jr.	Director	March 31, 2010

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 31, 2010

/s/ MATTHEW K. KELLOGG Matthew K. Kellogg	Director	March 31, 2010

/s/ SUSAN A. SCHRETER Susan A. Schreter	Director	March 31, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1		Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
3.2		Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
10	.1++	Bottling Agreement dated January 1, 2002, between Jones Soda Co. and Polaris Water Company Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)
10	.2++	Bottling Agreement dated December 13, 2001, between Jones Soda Co. and J. Lieb Foods Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002; File No. 333-75913.)
10	.3++	Supply Agreement dated January 1, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended Jun 30, 2004, filed on August 6, 2004; File No. 000-28820.)
10	.4++	Amendment No. 1 to Supply Agreement, dated June 27, 2004, between Jones Soda Co. and Zuckerman-Honickman, Inc. (Previously filed with, and incorporated herein by reference to, the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 6, 2004; File No. 000-28820.)
10.5		Lease Agreement dated September 15, 2006, between R2H2 LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on September 22, 2006; File No. 000-28820.)
10	.6*	Separation Agreement and Release, dated February 13, 2008, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 20, 2008; File No. 000-28820)
10	.7*	Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our definitive proxy statement for our 2007 annual meeting of shareholders, filed on April 18, 2007, File No. 000-28820.)
10	.8++	Co-Packers and Distribution Agreement, dated September 18, 2006, among Jones Soda Co., National Retail Brands Inc. and Shasta Beverages Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006; File No. 000-28820.)
10	.9++	Sponsorship Agreement among Jones Soda Co., Football Northwest, LLC d/b/a Seattle Seahawks and First & Goal, Inc., entered into May 22, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 9, 2007; File No. 000-28820.)
10	.10++	Amended Sponsorship Agreement among Jones Soda Co., Football Northwest, LLC d/b/a Seattle Seahawks and First & Goal, Inc., entered into July 15, 2009. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 9, 2009; File No. 000-28820.)
10	.11++	Sponsorship and Beverage Availability Agreement among Brooklyn Arena, LLC, New Jersey Basketball, LLC and Jones Soda Co., dated effective October 29, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed November 9, 2007; File No. 000-28820.)
10	.12*	Form of Stock Option Agreement under 2002 Stock Option and Restricted Stock Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.24 to our annual report on Form 10-K, filed March 17, 2008; File No. 000-28820.)
10	.13*	Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 8, 2008; File No. 000-28820.)

10	.14*	Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, the Company’s definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)
10	.15*	Compensation for Directors of Jones Soda Co. (Filed herewith.)
10	.16*	Employment Letter, dated January 3, 2008, between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 99.2 to our current report on Form 8-K, filed January 9, 2008; File No. 000-28820)
10	.17*	Employment Letter, dated March 10, 2008, between the Company and Tom O’Neill. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed on May 12, 2008; File No. 000-28820.)
10	.18*	Employment Offer Letter between Stephen C. Jones and Jones Soda Co., dated June 3, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed June 9, 2008; File No. 000-28820.)
10	.19*	Employment Offer Letter between Michael O’Brien and Jones Soda Co., dated August 15, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed August 18, 2008; File No. 000-28820.)
10.20		Pharma GABA Sales Contract, dated June 20, 2007, among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Previously filed with, and incorporated herein by reference to, Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10.21		Amendment Agreement, dated July 31, 2008, by an among Pharma Foods International Co., Ltd., Jones Soda Co., Mitsubishi International Food Ingredients, Inc. and Mitsubishi Corporation. (Previously filed with, and incorporated herein by reference to, Exhibit 10.25 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.22*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Stephen C. Jones. (Previously filed with, and incorporated herein by reference to, Exhibit 10.26 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.23*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.24*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Tom O’Neill. (Previously filed with, and incorporated herein by reference to, Exhibit 10.28 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.25*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Michael O’Brien. (Previously filed with, and incorporated herein by reference to, Exhibit 10.29 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.26*	Settlement Agreement and Release, dated April 3, 2009, by and between the Company and Peter M. van Stolk. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed May 11, 2009; File No. 000-28820.)
10	.27*	Summary of Jones Soda Co. 2009 Bonus Plan For Executive Officers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on April 10, 2009; File No. 000-28820.)
10	.28*	Separation Agreement and General Release, dated May 4, 2009, by and between the Company and Stephen C. Jones. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 10, 2009; File No. 000-28820.)
10	.29*	Second Amendment to Employment Offer Letter, dated May 4, 2009, by and between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 10, 2009; File No. 000-28820.)

21.1	Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2003; File No. 000-28820.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
31.1	Certification by Jonathan J. Ricci, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1	Certification by Jonathan J. Ricci, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.2	Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.