Form 10-Q
period 2010-03-31
JONES SODA CO
filed 2010-05-17
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-28820

Jones Soda Co.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	52-2336602 (I.R.S. Employer Identification Number)

234 Ninth Avenue North
Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010, there were 26,431,083 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
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
     In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern, may be impacted by a number of factors, including, but not limited to, the following:
•	Our ability to successfully execute on our 2010 operating plan and obtain financing before 2011;

•	Our inability to secure additional financing or generate sufficient cash flow from operations, which may force us to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws;

•	Whether our efforts to explore strategic transactions result in a definitive transaction, and the risks and uncertainties associated with the evaluation and negotiation of any proposed transaction, including management distraction and the effect of market assumptions regarding a proposed transaction on the price of our common stock;

•	Our ability to establish and maintain distribution arrangements with distributors, retailers, brokers and national retail accounts, on which our business plan and future growth are dependent in part;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 12-ounce cans in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand;

•	Our ability to modify our sponsorship arrangements in a timely manner to reduce our obligations or make any other changes or to realize the benefits expected from our sponsorship agreements, to which we have dedicated significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks, patents and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which may adversely affect our market price and liquidity;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations;

•	Our ability to comply with the many regulations to which our business is subject.
     For a more detailed discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,431	$4,975
Accounts receivable, net of allowance of $84 and $87	2,761	2,508
Inventory	3,816	3,711
Prepaid expenses and other current assets	458	498

Total current assets	9,466	11,692
Fixed assets, net of accumulated depreciation of $2,993 and $2,951	697	807
Other assets	1,024	1,035

Total assets	$11,187	$13,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,326	$1,397
Accrued liabilities	1,224	1,571
Taxes payable	102	69
Note payable, current portion	125	125

Total current liabilities	2,777	3,162
Note payable	188	219
Long-term liabilities — other	2	—
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 26,428,797 and 26,427,989 at March 31, 2010 and December 31, 2009, respectively	43,926	43,925
Additional paid-in capital	5,937	5,771
Accumulated other comprehensive income	450	418
Accumulated deficit	(42,093)	(39,961)

Total shareholders’ equity	8,220	10,153

Total liabilities and shareholders’ equity	$11,187	$13,534

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2010	2009

Revenue	$3,893	$7,071
Cost of goods sold	3,085	5,626

Gross profit	808	1,445
Licensing revenue	10	28
Operating expenses:
Promotion and selling	1,224	2,320
General and administrative	1,684	1,802

	2,908	4,122

Loss from operations	(2,090)	(2,649)
Other (expense) income, net	(4)	21

Loss before income taxes	(2,094)	(2,628)
Income tax (expense) benefit	(38)	27

Net loss	$(2,132)	$(2,601)

Net loss per share
Basic and diluted	$(0.08)	$(0.10)
Weighted average basic and diluted common shares outstanding	26,427,972	26,456,594
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(2,132)	$(2,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	210
Stock-based compensation	167	296
Loss on disposal of fixed assets	—	21
Deferred income taxes	2	—
Change in allowance for doubtful accounts	(3)	64
Other non-cash charges and credits	7	—
Change in inventory reserve	—	(252)
Changes in operating assets and liabilities:
Accounts receivable	(246)	(1,335)
Taxes receivable	5	—
Inventory	(91)	1,002
Prepaid expenses and other current assets	34	(87)
Other assets	11	(1,018)
Accounts payable	(72)	4
Accrued liabilities	(356)	(630)
Taxes payable	31	(20)

Net cash used in operating activities	(2,524)	(4,346)
INVESTING ACTIVITIES:
Purchase of investments	—	(4)
Purchase of fixed assets	(10)	(20)
Sales of fixed assets	—	5

Net cash used in investing activities	(10)	(19)
FINANCING ACTIVITIES:
Proceeds from exercise of options	1	1
Repayment of capital lease obligations	—	(37)
Repayment of note payable	(32)	—

Net cash used in financing activities	(31)	(36)

Net decrease in cash and cash equivalents	(2,565)	(4,401)
Effect of exchange rate changes on cash	21	(31)
Cash and cash equivalents, beginning of period	4,975	11,736

Cash and cash equivalents, end of period	$2,431	$7,304

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$3	$(11)
Income taxes	13	1
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature and Operations and Summary of Significant Accounting Policies
     Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
•	Jones Refresco De Caña Pura,

•	Jones Jumble™, our seasonal soda, and

•	Jones Zilch™, our zero calorie offering;
•	Jones 24C®, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend launched in February 2009; and

•	WhoopAss Energy Drink®, a citrus energy drink.
     We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Use of estimates
     The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of fixed assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation forfeiture rates, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates.
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

Recently issued accounting pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. We adopted ASU No. 2010-06 on January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.
Liquidity
     As of March 31, 2010, we had cash and cash equivalents of approximately $2.4 million and working capital of $6.7 million. Cash used in operations during the three months ended March 31, 2010 totaled $2.5 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $2.1 million during the three months ended March 31, 2010, and our accumulated deficit increased to $42.1 million as of March 31, 2010.
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
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our Concentrate Soda Distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations for 2010 totaling approximately $4.7 million. A substantial portion of these contractual obligations (approximately 60% of the total for 2010) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 30% of our contractual obligations relate to payments for sponsorships. Given our limited cash resources, we intend to attempt to renegotiate these arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce resulting in a combined 62% headcount reduction. Accordingly, our operating plan for 2010 contemplates a full year of these cost reductions. With this reduced cost structure, we believe our operating plan, if achieved, would allow us to meet our anticipated cash needs for the remainder of the year. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million and to remain at approximately that level for the balance of the year, excluding the impact of any funding through potential debt or equity financing.
     We do not believe that our current 2010 operating plan depends upon obtaining financing. However, if our sales volumes further decline materially from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.

     In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months. We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. To this end, on May 6, 2010, we filed a Form S-3 shelf registration statement with the SEC that, when declared effective by the SEC, will provide the Company with the ability to offer and sell, from time to time, shares of common stock, warrants to purchase common stock or a combination thereof, subject to satisfaction of applicable legal and regulatory requirements. As of the date of this report, we have not engaged any underwriter or entered into any other arrangement for the purpose of any offering. There can be no assurance that we will be able to successfully execute an offering to sell shares of our common stock or warrants or that we will enter into a definitive agreement with respect to any other strategic transaction or that any such transaction we may enter into will ultimately be consummated or approved by our shareholders, if applicable.
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. Also, there can be no assurance that we will consummate a financing or other strategic transaction. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended March 31, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current period presentation.
2. Inventory
     Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$2,758	$2,794
Raw materials	1,058	917

	$3,816	$3,711

     The provision for excess inventory is based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete or excess inventory. During 2009, we experienced lower than anticipated sales of Jones GABA due to slower ordering cycles compounded by the continued economic slowdown and our inability to direct additional sales and marketing resources after the product launch given our financial constraints. While we believed we would be able to utilize all of the $1.8 million of inventory purchased through our normal operations in 2009 and beyond, several events in the fourth quarter of 2009 led us to evaluate the amount of inventory on hand and its valuation. With the impact of the economic conditions during 2009 on our business which was more severe than we expected, including on the launch of our new product, Jones GABA, and our inability to direct additional sales and marketing resources after the product launch given our financial constraints, it became evident in the fourth quarter of 2009 that we had excess inventory beyond forecasted demand. Additionally, our product pipeline options on alternative uses of GABA that we had been exploring during 2009 did not materialize by the end of 2009 and are not anticipated to materialize in any significant way in the near future. Finally, based on third party evidence, there was minimal to no value placed on the GABA ingredient. As such, in the fourth quarter of 2009, we wrote-down the GABA inventory that was in excess of our forecasted demand. As such, as of March 31, 2010, the provision for excess GABA inventory remains at $1.8 million which reduced the carrying amount of GABA raw materials and GABA finished goods.

3. Other Assets
     Other assets consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Certificate of deposit	$376	$376
GABA raw materials	239	239
GABA finished goods	64	64
Other	345	356

	$1,024	$1,035

     In September 2009, we were required to place $376,000 in a restricted reserve account to secure our promissory note with Key Bank (see Note 4), invested in a certificate of deposit. Such assets have been measured at fair value under Level 1 of the fair value hierarchy, which means the value of the certificate of deposit is based on quoted market prices in active markets for identical assets.
     As of March 31, 2010, $239,000 represents the amount of GABA raw materials inventory in excess of our forecasted inventory demands for the next twelve months for the production of Jones GABA. The carrying value reflects the lower of cost or market value.
4. Note Payable
     In September 2009, we entered into a financing agreement with Key Bank for $376,000 for the purpose of consolidating our capital leases with Key Bank, into one promissory note for a lower interest rate. Although our fixed assets are no longer secured, we were required, as a term of the financing, to place $376,000 in an interest bearing restricted reserve account, invested in a certificate of deposit, to secure the note. The terms of the arrangement include monthly payments of principal and interest for 36 months and an annual percentage rate of prime which was 3.25%, at March 31, 2010. The carrying value of the note at March 31, 2010 approximates fair value.
     The future minimum principal payments relating to this note as of March 31, 2010, are as follows (in thousands):

2010	$94
2011	125
2012	94

$313

5. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant options or restricted stock awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants and generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. At March 31, 2010, there were 1,366,814 shares of unissued common stock authorized and available for issuance under the Plan.
(a) Stock options:
     A summary of our stock option activity is as follows:

	Outstanding Options
		Weighted Average
	Number of	Exercise
	Shares	Price
Balance at January 1, 2010	1,389,496	$2.96
Option granted	—	—
Options exercised	(1,428)	0.37
Options cancelled/expired	(124,145)	3.54

Balance at March 31, 2010	1,263,923	$2.88
Exercisable, March 31, 2010	764,058	$3.71
Vested and expected to vest	1,205,466	$2.94

(b) Restricted stock awards:
     A summary of our restricted stock activity is as follows:

		Weighted- Average	Weighted- Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at January 1, 2010	33,833	$6.06	8.01 yrs
Granted	—	—
Vested	(7,462)	6.34
Cancelled/expired	(3,337)	7.68

Non-vested restricted stock at March 31, 2010	23,034	$5.64	7.82 yrs
     Of the vested shares, a total of 907 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan for the three months ended March 31, 2010. The average price paid per share of $1.63, reflects the average market value per share of the shares withheld for tax purposes.
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
     At March 31, 2010, the unrecognized compensation expense related to stock options and non-vested restricted stock was $375,000 and $90,300, respectively, which is to be recognized over weighted-average periods of 2.1 years and 1.3 years, respectively.
     The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2010	2009
Type of awards:
Stock options	$135	$226
Restricted stock	32	70

	$167	$296

Income statement account:
Promotion and selling	$33	$111
General and administrative	134	185

	$167	$296
     We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model (there were no stock option grants for the quarter ended March 31, 2010):

Three months ended
March 31, 2009
Expected dividend yield	—
Expected stock price volatility	92.5%
Risk-free interest rate	1.91%
Expected term (in years)	4.5 years
Weighted-average grant date fair-value	$0.55

     The aggregate intrinsic value of stock options outstanding at March 31, 2010 and 2009 was $24,000 and $164,000 and for options exercisable was $16,000 and $17,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $300 and $414.
6. Commitments and contingencies
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
     On March 12, 2010, a shareholder filed suit against Jones Soda, its Chief Executive Officer, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). A third case, entitled Beasley v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-13266-0 SEA, was filed on April 7, 2010. The three cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs seek to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9 letter of intent, and also request attorneys’ fees and costs. Although none of the case seeks monetary damages against the Company, the Company may be required throughout the pendency of the actions to advance payment of legal fees and costs incurred by the defendants, and the litigation may result in significant obligations for payment of defense costs and indemnification.
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
7. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	March 31, 2010	March 31, 2009
Revenue:
United States	$2,700	$5,240
Canada	1,013	1,720
Other Countries	180	111

Total revenue	$3,893	$7,071

     During the three months ended March 31, 2010 and 2009, three of our customers represented approximately 34% and 25%, respectively of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 18% and 10%, respectively of revenue.

8. Subsequent Events
     On April 6, 2010, we entered into an employment offer letter with William R. Meissner pursuant to which Mr. Meissner will serve as the Company’s President and Chief Executive Officer effective April 9, 2010.
     On May 6, 2010, we filed a Form S-3 shelf registration statement with the SEC. After the shelf registration statement has been declared effective by the SEC, we will have the ability to offer and sell, from time to time, shares of common stock, warrants to purchase common stock or a combination thereof, subject to the aggregate offering limit under the registration statement of $30 million and to satisfaction of applicable legal and regulatory requirements. The securities may be offered and sold in one or more offerings, subject to market conditions, at such prices and upon such terms as are set forth in a prospectus supplement filed with the SEC at the time of any such offering. As of the date of this report, we have not engaged any underwriter or entered into any other arrangement for the purpose of any offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2009 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2010.
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
Overview
     We develop, produce, market and distribute a range of premium beverages including the following four brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
•	Jones Refresco De Caña Pura,

•	Jones Jumble™, our seasonal soda, and

•	Jones Zilch™, our zero calorie offering;
•	Jones 24C®, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend; and

•	WhoopAss Energy Drink ®, a citrus energy drink.
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
     In 2007, we expanded our distribution to the grocery and mass merchant channel in the U.S. with our exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage), which we refer to as our concentrate soda distribution (CSD) channel. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones, National Beverage both manufactures and sells on an exclusive basis the products directly to retailers. However, beginning in 2009, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our CSD channel, which is a lower margin business for us.
     To this end, in December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones, updated with higher resolution printing designed to improve shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.
     Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in supermarkets, our national accounts as well as convenience stores, delicatessens, and sandwich shops. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have secured distribution with independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates.
     Beginning in 2004, we launched our licensing business strategy as a method to extend our brand into non-alternative beverage products and non-beverage products. We currently have licensing arrangements with three companies and we believe that we are able to partner with these companies to manufacture Jones-related products and extend our Jones brand into select products that we feel enhance our brand image. We do not expect this business to be a material part of our operations in 2010.
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
     In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During 2009, we launched three new product extensions of our Jones Pure Cane Soda (listed above) and one new brand, Jones GABA.
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

     We do not believe that our current 2010 operating plan depends upon obtaining financing. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million and to remain at approximately that level for the balance of the year, excluding the impact of any funding through potential debt or equity financing. However, if our sales volumes further decline materially from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.
     In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months. We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. To this end, on May 6, 2010, we filed a Form S-3 shelf registration statement with the SEC that, when declared effective by the SEC, will provide the Company with the ability to offer and sell, from time to time, shares of common stock, warrants to purchase common stock or a combination thereof, subject to satisfaction of applicable legal and regulatory requirements. As of the date of this report, we have not engaged any underwriter or entered into any other arrangement for the purpose of any offering. There can be no assurance that we will be able to successfully execute an offering to sell shares of our common stock or warrants or that we will enter into a definitive agreement with respect to any other strategic transaction or that any such transaction we may enter into will ultimately be consummated or approved by our shareholders, if applicable.
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

	Three Months Ended March 31,
		% of		% of
	2010	Revenue	2009	Revenue
Consolidated statements of operation data:	(Dollars in thousands, except share data)
Revenue	$3,893	100.00	$7,071	100.00
Cost of goods sold	(3,085)	(79.2)	(5,626)	(79.6)

Gross profit	808	20.8	1,445	20.4
Licensing revenue	10	0.3	28	0.4
Promotion and selling expenses	(1,224)	(31.4)	(2,320)	(32.8)
General and administrative expenses	(1,684)	(43.3)	(1,802)	(25.5)

Loss from operations	(2,090)	(53.6)	(2,649)	(37.5)
Other (expense) income, net	(4)	(0.1)	21	0.3

Loss before income taxes	(2,094)	(53.7)	(2,628)	(37.2)
Income tax (expense) benefit	(38)	(1.0)	27	0.4

Net loss	(2,132)	(54.7)	(2,601)	(36.8)
Basic and diluted net loss per share	$(0.08)		$(0.10)

	As of
	March 31, 2010	December 31, 2009
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable	$5,192	$7,483
Fixed assets, net	697	807
Total assets	11,187	13,534
Long-term liabilities	190	219
Working capital	6,689	8,530

	Three months Ended March 31,
288-ounce equivalent case sales:	2010	2009
Finished products case sales	310,700	539,300
Concentrate case sales	26,800	163,300

Total case sales	337,500	702,600

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009
     Revenue
     For the quarter ended March 31, 2010, revenue was approximately $3.9 million, a decrease of $3.2 million, or 44.9% from $7.1 million in revenue for the three months ended March 31, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales of 52.0% to 337,500 cases. Case sales through our DTR and DSD channels decreased 42.4% to 310,700 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 124,000 cases contributed to the reduced case sales, and we believe this was caused primarily by reduced demand resulting from the impact of the economic downturn on consumer spending levels. We expect economic conditions to continue to have a negative impact on our business during 2010. Also contributing to the decline was a reduction in Jones GABA shipments of 30,400 cases; sales have significantly declined subsequent to its launch in February 2009. In addition, the loss of significant DTR customers in early 2010, contributed to a lesser extent to the decline in case sales and resulted in our decision to discontinue the Jones Organicstm and Jones Naturals® brands. Case sales of concentrate to National Beverage decreased to 26,800 cases, or 83.6%, compared to the same period of 2009. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business and the product extensions initiated in 2009 including Jones Zilchtm, with less emphasis on our CSD channel, which is a lower margin business for us. We expect our strategy to focus on our higher margin core products and the loss of these significant DTR customers will have a negative impact on 2010 case sales compared to prior periods.
     For the quarter ended March 31, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $408,000, a decrease of $648,000, or 61.3%, from $1.1 million a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in our DSD channel and to a lesser extent, a decrease in our DTR channel due to pricing strategies which lowered the use of promotion allowances in exchange for lower delivered pricing. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions.
     Gross Profit
     For the quarter ended March 31, 2010, gross profit decreased by approximately $637,000, or 44.1%, to $808,000 as compared to $1.4 million in gross profit for the quarter ended March 31, 2009. This decrease was primarily a result of reduction in Jones GABA shipments subsequent to its launch in February 2009 and lower sales volumes in our DTR channel due to discontinuance of Jones Organicstm and Jones Naturals® brands as a result of the loss of significant DTR customers in early 2010. These decreases to gross profit were offset by a reduction in promotion allowances and slotting fees and a significant reduction in storage costs per case due to lower inventory levels. For the quarter ended March 31, 2010, gross profit as a percentage of revenue increased to 20.8% from 20.4% compared to the first quarter of 2009.

     Licensing Revenue
     Licensing revenue decreased 64.3%, or $18,000, to $10,000 for the quarter ended March 31, 2010 from $28,000 for the quarter ended March 31, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended March 31, 2010 were approximately $1.2 million, a decrease of $1.1 million, or 47.2%, from $2.3 million for the quarter ended March 31, 2009. Promotion and selling expenses as a percentage of revenue decreased to 31.4% for the quarter ended March 31, 2010, from 32.8% in the same period in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $698,000, to $620,000, or 15.9% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus, contributing to a decrease in promotional expenses. The full year effects of the workforce reductions on 2010 are expected to reduce ongoing promotion and selling expenses compared to 2009. Also contributing to the decrease in promotion and selling expenses was a $397,000 decrease in trade promotion and marketing expenses from $1.0 million to $604,000, or 15.5% of revenue for the quarter ended March 31, 2010, due in part to our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended March 31, 2010 were $1.7 million, a decrease of $118,000, or 6.5%, compared to $1.8 million for the quarter ended March 31, 2009. General and administrative expenses as a percentage of revenue increased to 43.3% for the three months ended March 31, 2010 from 25.5% in the same period of 2009. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, including audit fees. This decrease was offset by an increase of salaries and benefits in the first quarter of 2010 compared to the same period in 2009. This increase resulted primarily from lower salaries and benefits a year ago due to the reversal of accrued bonuses in the first quarter of 2009 as a result of the determination in March 2009 not to award cash bonuses to the executive group for 2008 related corporate performance, which was in turn was offset by decreases in headcount primarily as a result of the strategic refocus and cost containment efforts during 2009, including reductions in workforce. The full year effects of the workforce reductions implemented in 2009 are expected to reduce ongoing general and administrative expenses in 2010 compared to 2009.
     Other (Expense) Income, Net
     Other (expense) income, net decreased to an expense of $4,000 for the quarter ended March 31, 2010, from other income, net of $21,000 in the same period a year ago, primarily due to a decrease in interest income due to lower levels of cash and cash equivalents.
     Income Tax (Expense) Benefit
     Provision for income taxes for the quarter ended March 31, 2010 and 2009 was a expense of $38,000 and benefit of $27,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended March 31, 2010 decreased to $2.1 million from a net loss of $2.6 million for the quarter ended March 31, 2009. This was due to decreases in promotion and selling expense of $1.1 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts, and general and administrative expense of $118,000, due to decreases in professional fees. Offsetting these decreases was a reduction in gross profit of $637,000 as a result of lower sales in our DSD and DTR channels due to a reduction in Jones GABA shipments subsequent to its launch in February 2009 and the loss of significant DTR customers in early 2010, respectively.

Liquidity and Capital Resources
     As of March 31, 2010, we had cash and cash equivalents of approximately $2.4 million and working capital of $6.7 million. Cash used in operations during the three months ended March 31, 2010 totaled $2.5 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the three months ended March 31, 2010, net cash used by investing activities totaled approximately $10,000 due primarily to the purchase of fixed assets. Net cash used by financing activities for the three months ended March 31, 2010 totaled approximately $31,000 due to the repayment of our note payable. We incurred a net loss of $2.1 million during the three months ended March 31, 2010, and our accumulated deficit increased to $42.1 million as of March 31, 2010.
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
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our concentrate soda distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations for 2010 totaling approximately $4.7 million. A substantial portion of these contractual obligations (approximately 60% of the total for 2010) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 30% of our contractual obligations relate to payments for sponsorships. Given our limited cash resources, we intend to attempt to renegotiate these arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce resulting in a combined 62% headcount reduction. Accordingly, our operating plan for 2010 contemplates a full year of these cost reductions. With this reduced cost structure, we believe our operating plan, if achieved, would allow us to meet our anticipated cash needs for the remainder of the year. However, as we build inventory to prepare for our stronger shipping months of April through September, we expect our cash balance to fall to approximately $1 million and to remain at approximately that level for the balance of the year, excluding the impact of any funding through potential debt or equity financing.
     We do not believe that our current 2010 operating plan depends upon obtaining financing. However, if our sales volumes further decline materially from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital requirements for the balance of the year. Further, based on our current projections beyond 2010, we expect that we will deplete our cash in the first half of 2011. As such, we believe we will likely need to secure financing during 2010 or early 2011 in order to fund our working capital requirements in 2011. Although we believe we have financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors under bankruptcy laws.
     In light of our liquidity position, we have evaluated a broad range of strategic alternatives over the last months. We intend to continue to explore strategic transactions that may be in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives. To this end, on May 6, 2010, we filed a Form S-3 shelf registration statement with the SEC that, when declared effective by the SEC, will provide the Company with the ability to offer and sell, from time to time, shares of common stock, warrants to purchase common stock or a combination thereof, subject to satisfaction of applicable legal and regulatory requirements. As of the date of this report, we have not engaged any underwriter or entered into any other arrangement for the purpose of any offering. There can be no assurance that we will be able to successfully execute an offering to sell shares of our common stock or warrants or that we will enter into a definitive agreement with respect to any other strategic transaction or that any such transaction we may enter into will ultimately be consummated. or approved by our shareholders, if applicable.
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the beginning of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. Also, there can be no assurance that we will consummate a financing or other strategic transaction. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended March 31, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010. There have been no material changes in our critical accounting policies during the three months ended March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On March 12, 2010, a shareholder filed suit against Jones Soda, its CEO, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). A third case, entitled Beasley v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-13266-0 SEA, was filed on April 7, 2010. The three cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs seek to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9 letter of intent, and also request attorneys’ fees and costs. Although none of the case seeks monetary damages against the Company, the Company may be required throughout the pendency of the actions to advance payment of legal fees and costs incurred by the defendants, and the litigation may result in significant obligations for payment of defense costs and indemnification.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The Company further amends and restates its risk factor set forth in the Form 10-K, and identified as “We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock” in its entirety as follows:
We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock.
     Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price. On March 16, 2010, we received a staff determination letter from the Nasdaq Stock Market indicating that we have not complied with Nasdaq Listing Rule 5550(a)(2) and that the Nasdaq Staff has determined to delist our common stock from the Nasdaq Capital Market. We had been initially notified on September 15, 2009, that the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), and we were provided 180 calendar days to regain compliance with Nasdaq Listing Rule 5550(a)(2).
     We appealed the Nasdaq Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). However, on May 3, 2010, we received notification from the Nasdaq Stock Market that our minimum bid price deficiency had been cured and that, as a result, the hearing before the Panel, scheduled for May 5, 2010, was cancelled. We regained compliance with the $1.00 minimum bid price requirement after our stock closed above $1.00 for ten consecutive trading days ending April 29, 2010. However, there can be no assurance that we will be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information for shares repurchased during the first quarter of 2010.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $’000)
January 1 to January 31, 2010	—	—	—	—
February 1 to February 28, 2010	907	$1.63	—	—
March 1 to March 31, 2010	—	—	—	—

Total	907	$1.63	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.
ITEM 6. EXHIBITS

10.1*	Employment Offer Letter between William R. Meissner and Jones Soda Co., dated April 6, 2010 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed April 9, 2010; File No. 000-28820.)

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 14, 2010

JONES SODA CO.
By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer