Form 10-Q
period 2010-06-30
JONES SODA CO
filed 2010-08-13
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August  6, 2010, there were 27,537,963 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
     In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern, may be impacted by a number of factors, including, but not limited to, the following:
•	Our ability to successfully execute on our 2010 operating plan;

•	Our inability to secure additional financing, including making draw downs under our equity line of credit facility, or to generate sufficient cash flow from operations;

•	Our ability to use the net proceeds from future financings, including draw downs under our equity line of credit facility, to improve our financial condition or market value;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances, including sale of our common stock pursuant to our equity line of credit facility;

•	Our ability to establish and maintain distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our product, on which our business plan and future growth are dependent in part;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	The inability of our exclusive manufacturer and distributor (National Beverage Corp.) of Jones Soda 12-ounce cans in the grocery and mass merchant channel to perform adequately, which could impair our ability to meet demand;

•	Our ability to modify our sponsorship arrangements in a timely manner to reduce our obligations or make any other changes or to realize the benefits expected from our sponsorship agreements, to which we have dedicated significant resources;

•	Our reliance on third-party packers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings (including pending securities class actions), which could expose us to significant liabilities and damage our reputation;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which may adversely affect our market price and liquidity;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations;

•	Our ability to comply with the many regulations to which our business is subject.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,522	$4,975
Accounts receivable, net of allowance of $122 and $87	3,401	2,508
Inventory	3,383	3,711
Prepaid expenses and other current assets	564	498

Total current assets	9,870	11,692
Fixed assets, net of accumulated depreciation of $2,852 and $2,951	439	807
Other assets	281	1,035

Total assets	$10,590	$13,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,375	$1,397
Accrued liabilities	1,131	1,571
Taxes payable	104	69
Note payable, current portion	—	125

Total current liabilities	3,610	3,162
Note payable	—	219
Long-term liabilities — other	2	—
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 26,564,127 and 26,427,989 at June 30, 2010 and December 31, 2009, respectively	44,083	43,925
Additional paid-in capital	6,171	5,771
Accumulated other comprehensive income	372	418
Accumulated deficit	(43,648)	(39,961)

Total shareholders’ equity	6,978	10,153

Total liabilities and shareholders’ equity	$10,590	$13,534

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$5,365	$7,482	$9,258	$14,554
Cost of goods sold	3,894	5,426	6,979	11,053
Write-down of excess GABA inventory	178	—	178	—

Gross profit	1,293	2,056	2,101	3,501
Licensing revenue	8	23	18	51
Operating expenses:
Promotion and selling	1,078	2,241	2,302	4,561
General and administrative	1,745	1,759	3,428	3,560

	2,823	4,000	5,730	8,121

Loss from operations	(1,522)	(1,921)	(3,611)	(4,569)
Other expense, net	(3)	(21)	(8)	—

Loss before income taxes	(1,525)	(1,942)	(3,619)	(4,569)
Income tax (expense) benefit	(29)	(25)	(67)	1

Net loss	$(1,554)	$(1,967)	$(3,686)	$(4,568)

Net loss per share
Basic and diluted	$(0.06)	$(0.07)	$(0.14)	$(0.17)
Weighted average basic and diluted common shares outstanding	26,451,211	26,454,592	26,439,596	26,455,582
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,686)	$(4,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	401	441
Depreciation and amortization	228	424
Inventory write-down	246	—
Write-down of excess GABA inventory	178	—
Loss on disposal of fixed assets	155	21
Deferred income taxes	2	22
Change in allowance for doubtful accounts	35	(163)
Other non-cash charges and credits	7	39
Changes in operating assets and liabilities:
Accounts receivable	(965)	(1,264)
Inventory	201	1,828
Prepaid expenses and other current asset	25	364
Other assets	74	(1,424)
Accounts payable	980	(128)
Accrued liabilities	(436)	(903)
Taxes payable	37	(16)

Net cash used in operating activities	(2,518)	(5,327)
INVESTING ACTIVITIES:
Redemption of certificate of deposit, restricted	376	—
Sales of short-term investments — net	—	890
Purchase of fixed assets	(16)	(82)
Sales of fixed assets	—	5

Net cash provided by investing activities	360	813
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	60	1
Repayment of capital lease obligations	—	(75)
Repayment of note payable	(345)	—

Net cash used in financing activities	(285)	(74)

Net decrease in cash and cash equivalents	(2,443)	(4,588)
Effect of exchange rate changes on cash	(10)	(2)
Cash and cash equivalents, beginning of period	4,975	11,736

Cash and cash equivalents, end of period	$2,522	$7,146

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$5	$(11)
Income taxes	(1)	1
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature and Operations and Summary of Significant Accounting Policies
     Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
•	Jones Refresco De Caña Pura,

•	Our seasonal soda (Jones Jumble™), and

•	Jones Zilch™, our zero calorie offering;
•	Jones 24C®, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend launched in February 2009; and

•	WhoopAss Energy Drink®, a citrus energy drink.
     We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Liquidity
     As of June 30, 2010, we had cash and cash equivalents of approximately $2.5 million and working capital of $6.3 million. Cash provided by operating activities during the three months ended June 30, 2010 totaled $6,000. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.6 million during the three months ended June 30, 2010, and our accumulated deficit increased to $43.6 million as of June 30, 2010.
     Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions will likely continue throughout 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending.
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our Concentrate Soda Distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our remaining contractual obligations for 2010 totaling approximately $2.3 million. A substantial portion of these contractual obligations (approximately 82% of the total) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 10% of our contractual obligations relate to payments for sponsorships, which have been reduced as the result of the termination of our sponsorship agreement with the Seattle Seahawks. Given our limited cash resources, we intend to attempt to continue to renegotiate our remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce. With this reduced cost structure, we believe our operating plan, if achieved, would allow us to meet our anticipated cash needs for the remainder of the year. However, if our sales volumes further decline materially from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operating activities to cover our working capital requirements for the balance of the year.
     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the Purchase Agreement establishing the facility, up to $10 million worth of shares of our common stock. The facility provides that, we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6%. (See Note 3). We believe that the equity line of credit arrangement provides a committed source of financing that will be sufficient to fund our working capital requirements through 2010 and beyond. On July 15, 2010, we settled our first draw down for net proceeds of approximately $1.0 million. (See Note 9).
     Additionally, we believe we have other financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives, but there can be no assurance that we will enter into a definitive agreement with respect to any strategic transaction or that any such transaction we may enter into will ultimately be consummated or approved by our shareholders, if applicable.
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the first half of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
2. Inventory
     Inventory consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$2,527	$2,794
Raw materials	856	917

	$3,383	$3,711

     The provision for excess inventory is based on estimated forecasted usage of inventories (see Note 4). A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete or excess inventory. During 2009, we experienced lower than anticipated sales of Jones GABA due to slower ordering cycles compounded by the continued economic slowdown and our inability to direct additional sales and marketing resources after the product launch given our financial constraints. While we believed we would be able to utilize all of the $1.8 million of inventory purchased through our normal operations in 2009 and beyond, several events in the fourth quarter of 2009 led us to evaluate the amount of inventory on hand and its valuation. With the impact of the economic conditions during 2009 on our business which was more severe than we expected, including on the launch of our new product, Jones GABA, and our inability to direct additional sales and marketing resources after the product launch given our financial constraints, it became evident in the fourth quarter of 2009 that we had excess inventory beyond forecasted demand. Additionally, our product pipeline options on alternative uses of GABA that we had been exploring during 2009 did not materialize by the end of 2009 and are not anticipated to materialize in any significant way in the near future. Finally, based on third party evidence, there was minimal to no value placed on the GABA ingredient. As such, in the fourth quarter of 2009, we wrote-down the GABA inventory that was in excess of our forecasted demand. As of June 30, 2010, upon further review of our forecasted demand for GABA, we increased the provision for excess GABA inventory to $2.0 million which reduced the carrying amount of GABA raw materials and GABA finished goods to reflect the lower of cost or market value.
3. Equity Financing
     On June 11, 2010, we entered into a Common Stock Purchase Agreement (Purchase Agreement) with Glengrove Small Cap Value, Ltd. (Glengrove) which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Glengrove is committed to purchase up to $10 million worth of shares of our common stock over the approximately 24-month term of the Purchase Agreement; provided, however, in no event may we sell more than 5,228,893 shares of common stock, which is equal to one share less than 20% of our outstanding common shares on the closing date of the Purchase Agreement, less 70,053 shares issued to Glengrove as a commitment fee.
     From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Glengrove with draw down notices to purchase our common stock over ten consecutive trading days or such other period mutually agreed upon (Draw Down

Period), subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down (which limitations may be waived or modified by mutual agreement between the parties). In addition, Glengrove may not purchase any shares which would result in beneficial ownership by Glengrove of more than 9.9% of our then outstanding shares of common stock. Once presented with a draw down notice, Glengrove is required to purchase a pro-rata portion of the shares on each trading day during the Draw Down Period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down. The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount of 6.0%. We completed our first draw down under the under the Purchase Agreement on July 15, 2010, for net proceeds of approximately $1.0 million (see Note 9).
4. Other Assets
     Other assets consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Certificate of deposit	$—	$376
GABA raw materials	—	239
GABA finished goods	—	64
Other	281	356

	$281	$1,035

     In September 2009, we were required to place $376,000 in a restricted reserve account to secure our promissory note with Key Bank (see Note 5), invested in a certificate of deposit. Such assets were measured at fair value under Level 1 of the fair value hierarchy, which means the value of the certificate of deposit was based on quoted market prices in active markets for identical assets. In May 2010, the note was paid in full, and the certificate of deposit was released.
     As of June 30, 2010, the provision for excess GABA inventory was increased to write-off the remainder of the GABA raw materials and finished goods inventory which were in excess of our forecasted inventory demands for the next twelve months for the production of Jones GABA (see Note 2).
5. Note Payable
     In September 2009, we entered into a financing agreement with Key Bank for $376,000 for the purpose of consolidating our capital leases with Key Bank, into one promissory note for a lower interest rate. Although our fixed assets were no longer secured, we were required, as a term of the financing, to place $376,000 in an interest bearing restricted reserve account, invested in a certificate of deposit, to secure the note. The terms of the arrangement included monthly payments of principal and interest for 36 months and an annual percentage rate of prime. In May 2010, we paid the remaining balance of the promissory note totaling $293,000, and we received the net remaining balance totaling $83,000 upon the redemption of the certificate of deposit.

6. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant options or restricted stock awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants and generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. At June 30, 2010, there were 843,528 shares of unissued common stock authorized and available for issuance under the Plan.
(a) Stock options:
     A summary of our stock option activity is as follows:

	Outstanding Options
		Weighted Average
	Number of	Exercise
	Shares	Price
Balance at January 1, 2010	1,389,496	$2.96
Option granted	712,000	0.81
Options exercised	(67,083)	0.76
Options cancelled/expired	(309,432)	2.37

Balance at June 30, 2010	1,724,981	$2.20
Exercisable, June 30, 2010	914,165	$3.14
Vested and expected to vest	1,620,843	$2.27

(b)	Restricted stock awards:
     A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-Average	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at January 1, 2010	33,833	$6.06	8.01 yrs
Granted	—	—
Vested	(7,224)	6.29
Cancelled/expired	(8,573)	5.83

Non-vested restricted stock at June 30, 2010	18,036	$5.91	7.55 yrs
     Of the vested shares, a total of 808 and 1,715 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan for the three and six months ended June 30, 2010. The average price paid per share of $2.03 and $1.82 respectively, reflects the average market value per share of the shares withheld for tax purposes.
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
     At June 30, 2010, the unrecognized compensation expense related to stock options and non-vested restricted stock awards was $430,000 and $55,800, respectively, which is to be recognized over weighted-average periods of 2.4 years and 1.0 years, respectively.

     The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Type of awards:
Stock options	$213	$138	$348	$364
Restricted stock	21	7	53	77

	$234	$145	$401	$441

Income statement account:
Promotion and selling	$25	$(13)	$58	$98
General and administrative	209	158	343	343

	$234	$145	$401	$441

     We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model.

	Six months ended June 30,
	2010	2009
Expected dividend yield	—	—
Expected stock price volatility	91.9%	87.4%
Risk-free interest rate	2.8%	2.2%
Expected term (in years)	5.6 years	5.9 years
Weighted-average grant date fair-value	$0.60	$0.59
     The aggregate intrinsic value of stock options outstanding at June 30, 2010 and 2009 was $311,000 and $281,000 and for options exercisable was $188,000 and $16,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 and 2009 was $57,000 and $0 and $58,000 and $0, respectively.
7. Commitments and contingencies
Commitments
     In June 2010, we agreed to terminate the Amended Sponsorship Agreement with the Seattle Seahawks, dated July 15, 2009, effectively ending the agreement two years early and without incurring any material early termination penalties. As of June 30, 2010, we continue to have commitments under our Sponsorship Agreements with the New Jersey Nets and Portland Trailblazers.
     These obligations vary in terms. Sponsorship obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2015 and
	Total	2010	2011	2012	2013	2014	Thereafter
Sponsorships	7,405	235	320	1,550	1,595	1,641	2,064
Legal proceedings
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. No decision has been issued.
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
     On March 12, 2010, a shareholder filed suit against Jones Soda, its Chief Executive Officer, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). A third case, entitled Beasley v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-13266-0 SEA, was filed on April 7, 2010. The three cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs sought to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9 letter of intent, and also request attorneys’ fees and costs. By agreement of the parties, all three cases have been dismissed without prejudice.
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
8. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States	$3,784	$5,488	$6,484	$11,359
Canada	1,322	1,727	2,335	2,816
Other Countries	259	267	439	379

Total revenue	$5,365	$7,482	$9,258	$14,554

     During the three months ended June 30, 2010 and 2009, three of our customers represented approximately 35% and 29%, respectively of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 24% and 14%, respectively of revenue. During the six months ended June 30, 2010 and 2009, three of our customers represented approximately 32% and 27%, respectively of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 21% and 11%, respectively of revenue.
9. Subsequent Events
     On July 15, 2010, we completed a draw down under our equity line of credit arrangement with Glengrove, pursuant to which Glengrove purchased 900,164 shares of our common stock at an aggregate purchase price of $1.1 million, or approximately $1.22 per share. Net proceeds of approximately $1.0 million were received, after deducting offering costs of approximately $65,000. We intend to use the proceeds from sales of securities under the facility for targeted funding for new marketing programs, to secure and grow larger distributor and national retail accounts, and for working capital and other general corporate purposes (see Note 3). The issuance of the shares of common stock to Glengrove and the sale of those shares from time to time by Glengrove to the public are covered by our Registration Statement on Form S-3 (No. 333-166556), filed with the Securities and Exchange Commission on May 6, 2010, as amended and supplemented.

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
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
     We develop, produce, market and distribute a range of premium beverages including the following four brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
•	Jones Refresco De Caña Pura,

•	Our seasonal soda (Jones Jumble™), and

•	Jones Zilch™, our zero calorie offering;
•	Jones 24C®, an enhanced water beverage;

•	Jones GABA®, a functional tea juice blend; and

•	WhoopAss Energy Drink®, a citrus energy drink.
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
     During the second quarter of 2010, Walmart has authorized us to retail our products in Walmart’s U.S.-based stores. Under the authorization, we have been allocated three shelf facings for a custom assorted 6-pack of Jones Pure Cane Soda. The 6-pack will include two bottles each of some of our most popular flavors — Green Apple, Berry Lemonade and Cream Soda. We are also providing our Refresco De Caña Pura product line in Walmart stores in certain localized markets. This authorization provides us with the opportunity to expand our retail outlet distribution, making our core products more accessible to new and existing consumers. As of the date of this report, our existing distribution network provides coverage to approximately 75% of Walmart’s approximately 3,800 U.S.-based stores. We are actively working with our distribution partners to make our product available in these stores and to expand our distribution network to serve the remainder of the Walmart stores throughout the country.
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
     Launched in February 2009, Jones GABA, is our first line of beverage products containing Pharma GABA, is offered in a 12-ounce slim can, and is part of a new emerging category of functional beverages. Our results with respect to Jones GABA depend in part on our ability to market the product’s benefits of enhanced focus and clarity that studies have shown GABA provides. Jones GABA is our first entry into the new emerging category of functional beverages and is our first beverage product containing GABA.
     Effective July 28, 2010, we sold the two patents and all rights thereto (the “Patents”) that covered our patented custom label process to a third party that intends to pursue opportunities to exploit the Patents. Under the agreement, we will receive a portion of any compensation that the third party receives in the future attributable to the licensing, enforcement or other exploitation of the Patents. We have a repurchase right with respect to the Patents if we do not receive minimum additional payments from the third party in any calendar year. We retained a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license in the Patents, solely for use with respect to our products and services, which is not subject to termination for any reason. Under the agreement, we also have the right to pre-approve any license or assignment of the Patents for certain products or services.
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
     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock. The facility provides that, we may, from time to time, over the 24-

month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6%. We believe that the equity line of credit arrangement will provide a committed source of financing sufficient to fund our working capital requirements through 2010 and beyond and, on July 15, 2010, we settled our first draw down for net proceeds of approximately $1.0 million. (See Notes 3 and 9 to the financial statements).
     Additionally, we believe we have other financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. We may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives, but there can be no assurance that we will enter into a definitive agreement with respect to any strategic transaction or that any such transaction we may enter into will ultimately be consummated or approved by our shareholders, if applicable.
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

	Three Months Ended June 30,				Six Months Ended June 30,
		%		%		%		%
	2010	of Revenue	2009	of Revenue	2010	of Revenue	2009	of Revenue
			(Dollars in thousands, except share data)
Consolidated statements of operation data:
Revenue	$5,365	100.00	$7,482	100.00	$9,258	100.00	$14,554	100.00
Cost of goods sold	(3,894)	(72.6)	(5,426)	(72.5)	(6,979)	(75.4)	(11,053)	(75.9)
Write-down of excess GABA inventory	(178)	(3.3)	—	(0.0)	(178)	(1.9)	—	(0.0)

Gross profit	1,293	24.1	2,056	27.5	2,101	22.7	3,501	24.1
Licensing revenue	8	0.1	23	0.3	18	0.2	51	0.4
Promotion and selling expenses	(1,078)	(20.1)	(2,241)	(30.0)	(2,302)	(24.9)	(4,561)	(31.3)
General and administrative expenses	(1,745)	(32.5)	(1,759)	(23.5)	(3,428)	(37.0)	(3,560)	(24.5)

Loss from operations	(1,522)	(28.4)	(1,921)	(25.7)	(3,611)	(39.0)	(4,569)	(31.3)
Other expense, net	(3)	(0.1)	(21)	(0.3)	(8)	(0.1)	—	(0.0)

Loss before income taxes	(1,525)	(28.5)	(1,942)	(26.0)	(3,619)	(39.1)	(4,569)	(31.3)
Income tax (expense) benefit	(29)	(0.5)	(25)	(0.3)	(67)	(0.7)	1	(0.1)

Net loss	$(1,554)	(29.0)	$(1,967)	(26.3)	$(3,686)	(39.8)	$(4,568)	(31.4)

Basic and diluted net loss per share	$(0.06)		$(0.07)		$(0.14)		$(0.17)

	As of
	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable	$5,923	$7,483
Fixed assets, net	439	807
Total assets	10,590	13,534
Long-term liabilities	2	219
Working capital	6,260	8,530

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Case Sale Data (288-ounce equivalent):
Finished products cases	390,500	611,600	701,100	1,153,400
Concentrate cases	84,000	204,800	110,800	368,100

Total cases	474,500	816,400	811,900	1,521,500

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009
     Revenue
     For the quarter ended June 30, 2010, revenue was approximately $5.4 million, a decrease of $2.1 million, or 28.3% from $7.5 million in revenue for the three months ended June 30, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales of 41.9% to 474,500 cases. Case sales through our DTR and DSD channels decreased 36.2% to 390,500 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 95,100 cases contributed to the reduced case sales, and we believe this was caused primarily by reduced demand resulting from the impact of the economic downturn on consumer spending levels. We expect economic conditions to continue to have a negative impact on our business during 2010. Also contributing to the decline was a reduction in 24C shipments of 52,200 cases. In addition, the loss of significant DTR customers in early 2010, contributed to a lesser extent to the decline in case sales and resulted in our decision to discontinue the Jones Organicstm and Jones Naturals® brands. Case sales of concentrate to National Beverage decreased to 84,000 cases, or 59.0%, compared to the same period of 2009. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business and the product extensions initiated in 2009 including Jones Zilchtm, with less emphasis on our CSD channel, which is a lower margin business for us. We expect our strategy to focus on our higher margin core products and the loss of these significant DTR customers will have a negative impact on 2010 case sales compared to prior periods.
     For the quarter ended June 30, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $344,000, a decrease of $540,000, or 61.0%, from $884,000 a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in our DSD channel and to a lesser extent, a decrease in our DTR channel due to pricing strategies which lowered the use of promotion allowances in exchange for lower delivered pricing. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions.
     Gross Profit
     For the quarter ended June 30, 2010, gross profit decreased by approximately $762,000, or 37.1%, to $1.3 million as compared to $2.1 million in gross profit for the quarter ended June 30, 2009. This decrease was primarily a result of lower sales volumes in our core product, Jones Soda glass bottles coupled with the impact to our DTR channel due to discontinuance of Jones Organicstm and Jones Naturals® brands as a result of the loss of significant DTR customers in early 2010. Additionally, this decrease was attributed to an additional $178,000 write-down of excess GABA inventory. These decreases to gross profit were offset by a reduction in promotion allowances and slotting fees. For the quarter ended June 30, 2010, gross profit as a percentage of revenue decreased to 24.1% from 27.5% compared to the second quarter of 2009, caused primarily the effect of the GABA write-off which contributed 3.3% to the decline.
     Licensing Revenue
     Licensing revenue decreased 66.5%, or $15,000, to $8,000 for the quarter ended June 30, 2010 from $23,000 for the quarter ended June 30, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster

Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended June 30, 2010 were approximately $1.1 million, a decrease of $1.2 million, or 51.9%, from $2.2 million for the quarter ended June 30, 2009. Promotion and selling expenses as a percentage of revenue decreased to 20.1% for the quarter ended June 30, 2010, from 30.0% in the same period in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $497,000, to $545,000, or 10.2% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus, contributing to a decrease in promotional expenses. Although we anticipate some continued effects of the prior year’s workforce reductions on 2010 in reducing ongoing promotion and selling expenses compared to 2009, we are in the process of hiring additional sales personnel to support our strategy of securing and growing larger distributor and national retail accounts. Also contributing to the decrease in promotion and selling expenses was a $666,000 decrease in trade promotion and marketing expenses from $1.2 million to $533,000, or 9.9% of revenue for the quarter ended June 30, 2010, due in part to our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended June 30, 2010 were $1.7 million, a decrease of $13,000, or 0.8%, compared to $1.8 million for the quarter ended June 30, 2009. General and administrative expenses as a percentage of revenue increased to 32.5% for the three months ended June 30, 2010 from 23.5% in the same period of 2009. General and administrative expenses were impacted by a decrease in professional fees offset by an increase to bad debt expense due to adjustments in the prior year period that reduced the allowance for doubtful accounts.
     Income Tax (Expense) Benefit
     Provision for income taxes for the quarter ended June 30, 2010 and 2009 was an expense of $29,000 and $25,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended June 30, 2010 decreased to $1.6 million from a net loss of $2.0 million for the quarter ended June 30, 2009. This was due to decreases in promotion and selling expense of $1.2 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts. Offsetting these decreases was a reduction in gross profit of $762,000 as a result of lower sales in our DSD and DTR channels due to a reduction in sales of our core product, Jones Soda glass bottles coupled with the impact of the loss of significant DTR customers in early 2010, respectively.
     Six Month Period Ended June 30, 2010 and 2009
     Revenue
     For the six months ended June 30, 2010, revenue was approximately $9.3 million, a decrease of $5.3 million, or 36.4% from $14.6 million in revenue for the six months ended June 30, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales of 46.6% to 811,900 cases. Case sales through our DTR and DSD channels decreased 39.2% to 701,100 cases. A decline in case sales of our core product, Jones Soda glass bottles, of approximately 215,600 cases contributed to the reduced case sales, and we believe this was caused primarily by reduced demand resulting from the impact of the economic downturn on consumer spending levels. We expect economic conditions to continue to have a negative impact on our business during 2010. Also contributing to the decline was a reduction in Jones GABA shipments of 38,300 cases; sales have significantly declined subsequent to its launch in February 2009. In addition, the loss of significant DTR customers in early 2010, contributed to a lesser extent to the decline in case sales and resulted in our decision to discontinue the Jones Organicstm and Jones Naturals® brands. Case sales of concentrate to

National Beverage decreased to 110,800 cases, or 69.9%, compared to the same period of 2009. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business and the product extensions initiated in 2009 including Jones Zilchtm, with less emphasis on our CSD channel, which is a lower margin business for us. We expect our strategy to focus on our higher margin core products and the loss of these significant DTR customers will have a negative impact on 2010 case sales compared to prior periods.
     For the six months ended June 30, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $753,000, a decrease of $1.2 million, or 61.2%, from $1.9 million a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in our DSD channel and to a lesser extent, a decrease in our DTR channel due to pricing strategies which lowered the use of promotion allowances in exchange for lower delivered pricing. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions.
     Gross Profit
     For the six months ended June 30, 2010, gross profit decreased by approximately $1.4 million, or 40.0%, to $2.1 million as compared to $3.5 million in gross profit for the six months ended June 30, 2009. This decrease was primarily a result of reduction in Jones GABA shipments subsequent to its launch in February 2009 and lower sales volumes in our core product, Jones Soda glass bottles coupled with the impact to our DTR channel due to discontinuance of Jones Organicstm and Jones Naturals® brands as a result of the loss of significant DTR customers in early 2010. Additionally, this decrease was attributed to an additional $178,000 write-down of excess GABA inventory. These decreases to gross profit were offset by a reduction in promotion allowances and slotting fees and a significant reduction in storage costs per case due to lower inventory levels. For the six months ended June 30, 2010, gross profit as a percentage of revenue decreased to 22.7% from 24.1% compared to the first six months of 2009, caused primarily by the effect of the GABA write-off which contributed 1.9% to the decline.
     Licensing Revenue
     Licensing revenue decreased 65.2%, or $33,000, to $18,000 for the six months ended June 30, 2010 from $51,000 for the six months ended June 30, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.
     Promotion and Selling Expenses
     Promotion and selling expenses for the six months ended June 30, 2010 were approximately $2.3 million, a decrease of $2.3 million, or 49.5%, from $4.6 million for the six months ended June 30, 2009. Promotion and selling expenses as a percentage of revenue decreased to 24.9% for the six months ended June 30, 2010, from 31.3% in the same period in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.2 million, to $1.2 million, or 12.6% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus, contributing to a decrease in promotional expenses. Although we anticipate some continued effects of the prior year’s workforce reductions on 2010 in reducing ongoing promotion and selling expenses compared to 2009, we are in the process of hiring additional sales personnel to support our strategy of securing and growing larger distributor and national retail accounts. Also contributing to the decrease in promotion and selling expenses was a $1.1 million decrease in trade promotion and marketing expenses from $2.2 million to $1.1 million, or 12.3% of revenue for the six months ended June 30, 2010, due in part to our cost containment efforts.
     General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2010 were $3.4 million, a decrease of $132,000, or 3.7%, compared to $3.6 million for the six months ended June 30, 2009. General and administrative expenses as a percentage of revenue increased to 37.0% for the six months ended June 30, 2010 from 24.5% in the same period of 2009. The decrease in general and administrative expenses was primarily due to a decrease in professional fees. This decrease was partially offset by an increase of salaries and benefits in the first six months of 2010 compared to the same period in 2009. This increase in salaries and benefits resulted primarily from lower salaries and benefits a year ago due to the reversal of accrued bonuses in the first six months of 2009 as a result of the determination in March 2009 not to award cash bonuses to the executive group for 2008 related corporate performance, which was in turn was offset by decreases in headcount primarily as a result of the strategic refocus and cost containment efforts during 2009, including reductions in workforce. The full year effects of the workforce reductions implemented in 2009 are expected to reduce ongoing general and administrative expenses in 2010 compared to 2009. The decrease in general and administrative expenses was also partially offset by an increase in bad debt expense due to adjustments in the prior year period that reduced the allowance for doubtful accounts.
     Income Tax (Expense) Benefit
     Provision for income taxes for the six months ended June 30, 2010 and 2009 was an expense of $67,000 and a benefit of $1,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the six months ended June 30, 2010 decreased to $3.7 million from a net loss of $4.6 million for the six months ended June 30, 2009. This was due to decreases in promotion and selling expense of $2.3 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts. Offsetting these decreases was a reduction in gross profit of $1.4 million as a result of lower sales in our DSD and DTR channels due to a reduction in our core product, Jones Soda glass bottles coupled with the impact of the loss of significant DTR customers in early 2010, respectively.
Liquidity and Capital Resources
Liquidity
     As of June 30, 2010, we had cash and cash equivalents of approximately $2.5 million and working capital of $6.3 million. Cash used in operating activities during the six months ended June 30, 2010 totaled $2.5 million. For the quarter ended June 30, 2010, cash provided by operating activities totaled $6,000. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the six months ended June 30, 2010, net cash provided by investing activities totaled $360,000 due primarily to the redemption of the restricted certificate of deposit in conjunction with the repayment of the note payable, while net cash used by financing activities totaled $285,000 due to the note payable repayment. We incurred a net loss of $1.6 million during the three months ended June 30, 2010, and our accumulated deficit increased to $43.6 million as of June 30, 2010.
     Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions will likely continue throughout 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending.
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business, with less emphasis on our concentrate soda distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our remaining contractual obligations for 2010 totaling approximately $2.3 million. A substantial portion of these contractual obligations (approximately 82% of the total) consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business in 2010. Approximately 10% of our contractual obligations relate to payments for sponsorships, which has been reduced as the result of our termination of our sponsorship agreement with the Seattle Seahawks. Given our limited cash resources, we intend to attempt to continue to renegotiate our remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.

     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce. With this reduced cost structure, we believe our operating plan, if achieved, would allow us to meet our anticipated cash needs for the remainder of the year. However, if our sales volumes further decline materially from our expectations during 2010 as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operating activities to cover our working capital requirements for the balance of the year.
     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock. The facility provides that, we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6%. We believe that the equity line of credit arrangement will provide a committed source of financing sufficient to fund our working capital requirements through 2010 and beyond and, on July 15, 2010, we settled our first draw down for net proceeds of approximately $1.0 million. (See Notes 3 and 9 to the financial statements).
     Additionally, we believe we have other financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, mergers or other business combinations, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners and other strategic alternatives, but there can be no assurance that we will enter into a definitive agreement with respect to any strategic transaction or that any such transaction we may enter into will ultimately be consummated or approved by our shareholders, if applicable.
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and the first half of 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Contractual Obligations
     In June 2010, we agreed to terminate the Amended Sponsorship Agreement with the Seattle Seahawks, dated July 15, 2009, effectively ending the agreement two years early and without incurring any material early termination penalties. As of June 30, 2010, we continue to have commitments under our Sponsorship Agreements with the New Jersey Nets and Portland Trailblazers.
     These obligations vary in terms. Sponsorship obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2015 and
	Total	2010	2011	2012	2013	2014	Thereafter
Sponsorships	7,405	235	320	1,550	1,595	1,641	2,064

     In May 2010, we paid the remaining balance of our loan obligation with Key Bank totaling $293,000 (see Note 5 to the financial statements), and we have no continuing loan obligations.
     Other than as described above, there has been no material change to the Contractual Obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010. There have been no material changes in our critical accounting policies during the three months ended June 30, 2010.
Subsequent Event
     On July 15, 2010, we completed a draw down and sale to Glengrove of 900,164 shares of our common stock at an aggregate purchase price of $1.1 million, or approximately $1.22 per share. Net proceeds of approximately $1.0 million were received, after deducting offering costs of approximately $65,000. We intend to use the proceeds from sales of securities under the facility for targeted funding for new marketing programs, to secure and grow larger distributor and national retail accounts, and for working capital and other general corporate purposes. See Notes 3 and 9 in Item 1 of this Report for additional information.

ITEM 4.	CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2010.
(b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled

Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. No decision has been issued.
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
     On March 12, 2010, a shareholder filed suit against Jones Soda, its CEO, and its directors, alleging that the defendants breached their fiduciary duties to the Company, or aided and abetted such breaches, by entering into a March 9, 2010 letter of intent to merge Jones Soda with Reed’s, Inc. The case is entitled Gharabikou v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10226-4 SEA (March 12, 2010). A substantially similar case was initiated on March 19, entitled Bates v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-10932-3 SEA (March 19, 2010). A third case, entitled Beasley v. Jones Soda Co., et al., King County Superior Court Case No. 10-2-13266-0 SEA, was filed on April 7, 2010. The three cases purport to have been brought on behalf of a class comprising all current Jones Soda shareholders. The shareholder plaintiffs sought to prevent a merger of Jones Soda and Reed’s, Inc. on the terms announced in the March 9 letter of intent, and also request attorneys’ fees and costs. By agreement of the parties, all three cases have been dismissed without prejudice.
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
     Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.
     In light of our need for additional financing, we may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. For example, in June 2010, we entered into an equity line of credit facility with Glengrove, pursuant to which we may sell shares of our common stock to Glengrove at a discount to the prevailing market price. Specifically, the per share purchase price for common shares purchased under the facility will equal the daily volume weighted average price of our common stock during the draw down period over which such shares are purchased, less a discount of 6%.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for shares repurchased during the second quarter of 2010.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $ ‘000)
April 1 to April 30, 2010	—	—	—	—
May 1 to May 31, 2010	—	—	—	—
June 1 to June 30, 2010 (2)	808	$2.03	—	—

Total	808	$2.03	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.

(2)	The following shares were repurchased during the first quarter of 2010 for the same purposes as is described in footnote (1) above.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share
February 1 to February 28, 2010	145	2.19
March 1 to March 31, 2010	663	1.99

Total	808	2.03

ITEM 6.	EXHIBITS

10.1*	Employment Offer Letter between William R. Meissner and Jones Soda Co., dated April 6, 2010 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed April 9, 2010; File No. 000-28820.)

10.2	Common Stock Purchase Agreement between the Company and Glengrove Small Cap Value, Ltd. dated as of June 11, 2010 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed June 14, 2010; File No. 000-28820.)

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 13, 2010

JONES SODA CO.
By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer