Form 10-Q
period 2010-09-30
JONES SODA CO
filed 2010-11-15
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2010, there were 28,645,767 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,562	$4,975
Accounts receivable, net of allowance of $91 and $87	3,052	2,508
Taxes receivable	397	11
Inventory, net	2,711	3,711
Prepaid expenses and other current assets	595	487

Total current assets	9,317	11,692
Fixed assets, net of accumulated depreciation of $2,933 and $2,951	358	807
Other assets	414	1,035

Total assets	$10,089	$13,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,087	$1,397
Accrued liabilities	1,193	1,571
Taxes payable	122	69
Note payable, current portion	—	125

Total current liabilities	2,402	3,162
Note payable	—	219
Long-term liabilities — other	2	—
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 27,695,165 and 26,427,989 at September 30, 2010 and December 31, 2009, respectively	45,133	43,925
Additional paid-in capital	6,388	5,771
Accumulated other comprehensive income	390	418
Accumulated deficit	(44,226)	(39,961)

Total shareholders’ equity	7,685	10,153

Total liabilities and shareholders’ equity	$10,089	$13,534

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$5,125	$7,156	$14,383	$21,710
Cost of goods sold	3,575	5,433	10,553	16,486
Write-down of excess GABA inventory	166	210	344	210

Gross profit	1,384	1,513	3,486	5,014
Licensing revenue	7	19	25	70
Operating expenses:
Promotion and selling	1,109	1,590	3,411	6,151
General and administrative	1,256	1,446	4,685	5,006

	2,365	3,036	8,096	11,157

Loss from operations	(974)	(1,504)	(4,585)	(6,073)
Other income (expense), net	26	(65)	18	(65)

Loss before income taxes	(948)	(1,569)	(4,567)	(6,138)
Income tax benefit, net	370	87	303	88

Net loss	$(578)	$(1,482)	$(4,264)	$(6,050)

Net loss per share
Basic and diluted	$(0.02)	$(0.06)	$(0.16)	$(0.23)
Weighted average basic and diluted common shares outstanding	27,454,593	26,454,729	26,779,630	26,455,293
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,264)	$(6,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	601	587
Depreciation and amortization	309	621
Write-down of excess GABA inventory	344	210
Loss on disposal of fixed assets	155	127
Deferred income taxes	2	34
Change in allowance for doubtful accounts	4	(207)
Other non-cash charges and credits	7	39
Changes in operating assets and liabilities:
Accounts receivable	(598)	(732)
Taxes receivable	(385)	245
Inventory	969	1,581
Prepaid expenses and other current assets	7	170
Other assets	(58)	(1,649)
Accounts payable	(311)	(381)
Accrued liabilities	(381)	(768)
Taxes payable	51	23

Net cash used in operating activities	(3,548)	(6,150)
INVESTING ACTIVITIES:
Redemption of certificate of deposit, restricted	376	—
Purchase of certificate of deposit, restricted	—	(360)
Short-term investments, net	—	890
Purchase of fixed assets	(16)	(97)
Sale of fixed assets	—	5

Net cash provided by investing activities	360	438
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,050	—
Proceeds from note payable	—	360
Proceeds from exercise of stock options	59	1
Repayment of capital lease obligations	—	(474)
Repayment of note payable	(345)	—

Net cash provided by (used in) financing activities	764	(113)

Net decrease in cash and cash equivalents	(2,424)	(5,825)
Effect of exchange rate changes on cash	11	170
Cash and cash equivalents, beginning of period	4,975	11,736

Cash and cash equivalents, end of period	$2,562	$6,081

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$4	$(5)
Income taxes	—	1
Non-cash financing activity:
Issuance of stock as commitment fee	$97	$—
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature and Operations and Summary of Significant Accounting Policies
     Jones Soda Co. develops, produces, markets, licenses and distributes premium beverages and related products. Our primary product lines include the brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
o	Jones Refresco De Caña Pura,

o	Our seasonal soda (Jones Jumble™),

o	Jones Zilch™, our zero calorie offering; and
•	WhoopAss Energy Drink®, an energy supplement drink.
     We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Use of estimates
     The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of fixed assets, valuation allowances for receivables, provision for taxes, trade promotion liabilities, stock-based compensation forfeiture rates, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates.
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
Liquidity
     As of September 30, 2010, we had cash and cash equivalents of approximately $2.6 million and working capital of $6.9 million. Cash used in operating activities during the three months ended September 30, 2010 totaled $1.0 million primarily due to sponsorship payments. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $578,000 during the three months ended September 30, 2010, and our accumulated deficit increased to $44.2 million as of September 30, 2010.
     Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions would likely continue throughout 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending.
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business as well as our newly re-launched WhoopAss Energy Drink, with less emphasis on our concentrate soda distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, which have been reduced as the result of the termination of our sponsorship agreement with the Seattle Seahawks. Given our limited cash resources, we intend to attempt to continue to renegotiate our remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce. With this reduced cost structure, we believe our operating plan, if achieved, together with our financing arrangement described below, would allow us to meet our anticipated cash needs for the remainder of the year and beyond. However, if our sales volumes further decline materially from our expectations as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operating activities to cover our working capital requirements over the next twelve months.
     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the Purchase Agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provides that, we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. (See Note 3). On July 15, 2010, we completed a draw down under the facility for net proceeds of approximately $1.0 million. We completed a second draw down for net proceeds of approximately $972,500 on October 29, 2010. (See Note 10).
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
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and in 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
     Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current period presentation.
2. Inventory
     Inventory consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$1,982	$2,794
Raw materials	729	917

	$2,711	$3,711

     The provision for excess inventory is based on estimated forecasted usage of inventories (see Note 4). A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete or excess inventory. During 2009, we experienced lower than anticipated sales of Jones GABA due to slower ordering cycles compounded by the continued economic slowdown and our inability to direct additional sales and marketing resources after the product launch given our financial constraints. While we believed we would be able to utilize all of the $1.8 million of inventory purchased through our normal operations in 2009 and beyond, several events in the fourth quarter of 2009 led us to evaluate the amount of inventory on hand and its valuation. With the impact of the economic conditions during 2009 on our business which was more severe than we expected, including on the launch of our new product, Jones GABA, and our inability to direct additional sales and marketing resources after the product launch given our financial constraints, it became evident in the fourth quarter of 2009 that we had excess inventory beyond forecasted demand. Additionally, our product pipeline options on alternative uses of GABA that we had been exploring during 2009 did not materialize by the end of 2009. Finally, based on third party evidence, there was minimal to no value placed on the GABA ingredient. As such, in the fourth quarter of 2009, we wrote-down the GABA inventory that was in excess of our forecasted demand. As of September 30, 2010, upon further review of our forecasted demand for GABA, we increased the provision for excess GABA inventory to $2.1 million which reduced the carrying amount of GABA raw materials and GABA finished goods to reflect the lower of cost or market value.
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
     From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Glengrove with draw down notices to purchase our common stock over ten consecutive trading days or such other period mutually agreed upon (Draw Down Period), subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down (which limitations may be waived or modified by mutual agreement between the parties). In addition, Glengrove may not purchase any shares which would result in beneficial ownership by Glengrove of more than 9.9% of our then outstanding shares of common stock. Once presented with a draw down notice, Glengrove is required to purchase a pro-rata portion of the shares on each trading day during the Draw Down Period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down. The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount of 6.0%. On July 15, 2010, we completed a draw down and sale under the Purchase Agreement of 900,164 shares, for net proceeds of approximately $1.0 million. On October 29, 2010, we completed a second draw down and sale of 948,475 shares, for net proceeds of approximately $972,500 (see Note 10). The issuance of the common shares to Glengrove and the sale of those shares from time to time by Glengrove to the public have been registered with the SEC. A maximum aggregate of 3,380,254 common shares is available for potential future draw downs under the Purchase Agreement.
4. Other Assets
     Other assets consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Certificate of deposit	$—	$376
GABA raw materials, net	—	239
GABA finished goods, net	—	64
Other	414	356

	$414	$1,035

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
     The provision for excess GABA inventory was increased during 2010 to write-off the remainder of the GABA raw materials and finished goods inventory which were in excess of our forecasted inventory demands for the next twelve months for the production of Jones GABA (see Note 2).
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
6. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant options or restricted stock awards, which are typically granted at the closing price of our stock on the date of grant for a five-year or ten-year term, to employees, officers, directors and consultants and generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. At September 30, 2010, there were 499,545 shares of unissued common stock authorized and available for issuance under the Plan.
(a) Stock options:
     A summary of our stock option activity is as follows:

	Outstanding Options
		Weighted Average
	Number of	Exercise
	Shares	Price
Balance at January 1, 2010	1,389,496	$2.96
Options granted	852,000	0.88
Options exercised	(67,084)	0.76
Options cancelled/expired	(395,878)	2.51

Balance at September 30, 2010	1,778,534	$1.96
Exercisable, September 30, 2010	902,290	$2.91
Vested and expected to vest	1,665,884	$2.02

(b)	Restricted stock awards:
     A summary of our restricted stock activity is as follows:

			Weighted-
		Weighted-Average	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life
Non-vested restricted stock at January 1, 2010	33,833	$6.06	8.01 yrs
Granted	231,875	1.12
Vested	(85,841)	1.68
Cancelled/expired	(10,197)	5.83

Non-vested restricted stock at September 30, 2010	169,670	$1.51	9.69 yrs
     Of the vested shares, a total of 1,623 and 3,338 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan for the three and nine months ended September 30, 2010. The average price paid per share of $3.45 and $2.61 respectively, reflects the average market value per share of the shares withheld for tax purposes.
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
     At September 30, 2010, the unrecognized compensation expense related to stock options and non-vested restricted stock awards was $464,000 and $156,000, respectively, which is to be recognized over weighted-average periods of 2.4 years and 0.4 years, respectively.

     The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Type of awards:
Stock options	$83	$115	$431	$479
Restricted stock	117	31	170	108

	$200	$146	$601	$587

Income statement account:
Promotion and selling	$49	$44	$107	$142
General and administrative	151	102	494	445

	$200	$146	$601	$587

     We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model.

	Nine months ended September 30,
	2010	2009
Expected dividend yield	—	—
Expected stock price volatility	92.7%	87.4%
Risk-free interest rate	2.7%	2.2%
Expected term (in years)	5.7 years	5.9 years
Weighted-average grant date fair-value	$0.66	$0.59
     The aggregate intrinsic value of stock options outstanding at September 30, 2010 and 2009 was $441,000 and $53,100 and for options exercisable was $332,000 and $19,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $58,000, respectively. There was no intrinsic value of options exercised during the three and nine months ended September 30, 2009.
7. Commitments and contingencies
Commitments
     In June 2010, we agreed to terminate the Amended Sponsorship Agreement with the Seattle Seahawks, dated July 15, 2009, effectively ending the agreement two years early and without incurring any material early termination penalties. As of September 30, 2010, we continue to have commitments under our Sponsorship Agreements with the New Jersey Nets and Portland Trailblazers.
     These obligations vary in terms. Sponsorship obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2015 and
	Total	2010	2011	2012	2013	2014	Thereafter
Sponsorships	$7,330	$160	$320	$1,550	$1,595	$1,641	$2,064
Legal proceedings
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s order denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. On August 30, 2010, the Ninth Circuit panel affirmed the denial of plaintiffs’ motion for leave to amend. On September 20, 2010, plaintiffs filed a petition for rehearing of their appeal by the full Ninth Circuit. On October 20, 2010, the Ninth Circuit denied plaintiffs’ petition for rehearing. Plaintiffs have 90 days from the date of the denial of their petition for rehearing to file a petition for review by the U.S. Supreme Court.
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

8. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other adjustments, including items such as non-U.S. currency translation adjustments. We do not provide income taxes on currency translation adjustments, as the historical earnings from our Canadian subsidiary is considered to be indefinitely reinvested.
     The following table summarizes our comprehensive loss for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(578)	$(1,482)	$(4,264)	$(6,050)
Currency translations	18	239	(28)	461

Comprehensive loss	$(560)	$(1,243)	$(4,292)	$(5,589)

9. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
United States	$3,639	$5,533	$10,123	$17,325
Canada	1,213	1,461	3,548	3,844
Other countries	273	162	712	541

Total revenue	$5,125	$7,156	$14,383	$21,710

     During the three months ended September 30, 2010 and 2009, three of our customers represented approximately 30% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 20% and 14%, respectively of revenue. During the nine months ended September 30, 2010 and 2009, three of our customers represented approximately 32% and 28%, respectively of revenue, one of which, A. Lassonde Inc., represented approximately 21% and 12%, respectively of revenue.
10. Subsequent Events
     On October 29, 2010, we completed a second draw down and sale under our equity line of credit arrangement with Glengrove, pursuant to which Glengrove purchased 948,475 shares of our common stock at an aggregate purchase price of $1.0 million, or approximately $1.06 per share. Net proceeds of approximately $972,500 were received, after deducting offering costs of approximately $27,500. We intend to use such proceeds for targeted funding for new marketing programs, to secure and grow larger distributor and national retail accounts, and for working capital and other general corporate purposes (see Note 3).
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
Overview
     We develop, produce, market and distribute premium beverages including the following brands:
•	Jones Pure Cane Soda®, a premium carbonated soft drink with three new extensions launched in targeted markets during 2009:
o	Jones Refresco De Caña Pura,

o	Our seasonal soda (Jones Jumble™),

o	Jones Zilch™, our zero calorie offering; and
•	WhoopAss Energy Drink®, an energy supplement drink.
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
     In 2007, we expanded our distribution to the grocery and mass merchant channel in the U.S. with our exclusive manufacturing and distribution agreement with National Beverage Corp. (National Beverage), which we refer to as our concentrate soda distribution (CSD) channel. Through this arrangement, we identify and secure retailers across the U.S. for Jones Soda 12-ounce cans, and we are responsible for all sales efforts, marketing, advertising and promotion. Using concentrate supplied by Jones Soda, National Beverage both manufactures and sells on an exclusive basis these products directly to retailers. However, beginning in 2009, we have changed our strategic direction, emphasizing our higher-margin, core products, including our Jones Pure Cane Soda glass bottle business and our newly re-launched WhoopAss Energy Drink, with less emphasis on our CSD channel, which is a lower margin business for us. As such, sales through this channel have significantly declined during 2010.
     In December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones Soda, updated with higher resolution printing designed to improve shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.
     Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in supermarkets; warehouse, department and convenience stores; as well as delicatessens, and sandwich shops. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national retail accounts in our core markets consisting of the Northwest, Southwest and Midwest U.S. and Canada, as well as targeted expansion into our less penetrated markets consisting of the Northeast and Southeast U.S. In addition, we are expanding our international business outside of North America and have secured distribution with independent distributors in Ireland, the United Kingdom, Australia, Japan and the United Arab Emirates.
     During the second quarter of 2010, Walmart authorized us to retail our products in Walmart’s U.S.-based stores. Under the authorization, we have been allocated three shelf facings for a custom assorted 6-pack of Jones Pure Cane Soda. The 6-pack includes two bottles each of some of our most popular flavors — Green Apple, Berry Lemonade and Cream Soda. This authorization provides us with the opportunity to expand our retail outlet distribution, making our core products more accessible to new and existing consumers. As of the date of this report, our existing distribution network provides coverage to approximately 75% of Walmart’s approximately 3,800 U.S.-based stores. We are actively working with our distribution partners to make our product available in these stores and to expand our distribution network to serve the remainder of the Walmart stores throughout the country.
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
     In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Pure Cane Soda is a leading brand in the premium soda segment of the alternative or New Age beverage industry. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During 2009, we launched three new product extensions of our Jones Pure Cane Soda (listed above) and one new brand, Jones GABA. In September 2010, we announced our re-launch of WhoopAss Energy Drink (also listed above), featuring new packaging, functional new ingredients that boost energy and provide muscle recovery, as well as an updated flavor profile and color.
     We discontinued our Jones Organicstm and Jones Naturals® brands in the first quarter of 2010 following the loss of DTR customers that accounted for a significant portion of our sales of those products. In addition, we determined during the fourth quarter of 2010, that we would begin transitioning out of underperforming product lines, Jones 24C® and Jones GABA®, to focus our sales and marketing resources on our core Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink.
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

     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the Purchase Agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provides that, we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. On July 15, 2010, we completed a first draw down and sale under the facility of 900,164 shares for net proceeds of approximately $1.0 million. On October 29, 2010, we completed a second draw down and sale of 948,475 shares for net proceeds of approximately $972,500. The issuance of the common shares to Glengrove and the sale of those shares from time to time by Glengrove to the public have been registered with the SEC. A maximum aggregate of 3,380,254 common shares is available for potential future draw downs under the facility. (See Notes 3 and 10 to the financial statements).
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
     If our sales volumes further decline materially from our expectations as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operations to cover our working capital requirements for the next twelve months and beyond. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern (see “Liquidity and Capital Resources”).
Results of Operations
     The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2010	Revenue	2009	Revenue	2010	Revenue	2009	Revenue
	(Dollars in thousands, except share data)
Consolidated statements of operation data:
Revenue	$5,125	100.0	$7,156	100.0	$14,383	100.0	$21,710	100.0
Cost of goods sold	(3,575)	(69.8)	(5,433)	(75.9)	(10,553)	(73.4)	(16,486)	(75.9)
Write-down of excess GABA inventory	(166)	(3.2)	(210)	(3.0)	(344)	(2.4)	(210)	(1.0)

Gross profit	1,384	27.0	1,513	21.1	3,486	24.2	5,014	23.1
Licensing revenue	7	0.1	19	0.3	25	0.2	70	0.3
Promotion and selling expenses	(1,109)	(21.6)	(1,590)	(22.2)	(3,411)	(23.7)	(6,151)	(28.3)
General and administrative expenses	(1,256)	(24.5)	(1,446)	(20.2)	(4,685)	(32.6)	(5,006)	(23.1)

Loss from operations	(974)	(19.0)	(1,504)	(21.0)	(4,585)	(31.9)	(6,073)	(28.0)
Other income (expense), net	26	0.5	(65)	(0.9)	18	0.1	(65)	(0.3)

Loss before income taxes	(948)	(18.5)	(1,569)	(21.9)	(4,567)	(31.8)	(6,138)	(28.3)
Income tax benefit, net	370	7.2	87	1.2	303	2.1	88	0.4

Net loss	$(578)	(11.3)	$(1,482)	(20.7)	$(4,264)	(29.7)	$(6,050)	(27.9)

Basic and diluted net loss per share	$(0.02)		$(0.06)		$(0.16)		$(0.23)

	As of
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$5,614	$7,483
Fixed assets, net	358	807
Total assets	10,089	13,534
Long-term liabilities	2	219
Working capital	6,915	8,530

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Case Sale Data (288-ounce equivalent):
Finished products cases	394,800	538,500	1,095,900	1,691,800
Concentrate cases	—	317,600	110,800	685,800

Total cases	394,800	856,100	1,206,700	2,377,600

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009
          Revenue
     For the quarter ended September 30, 2010, revenue was approximately $5.1 million, a decrease of $2.0 million, or 28.4%, from $7.2 million in revenue for the three months ended September 30, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales compared to the prior period of 53.9%, to 394,800 cases. There were no case sales of concentrate during the quarter compared to 317,600 cases during the same period of 2009. As noted above, we have placed less emphasis on our CSD channel, which is a lower margin business for us and we believe that has resulted in a significant decline in concentrate cases sales during 2010 that we expect to continue in future periods. The decrease in total case sales for the third quarter compared to the prior year period is also attributable to a decrease of 26.7% in case sales through our DTR, and to a lesser extent our DSD, channels. The loss of significant DTR customers in early 2010 contributed to a decline of 90,300 DTR case sales during the third quarter compared to the same period in 2009. The decline in cases sales through our DSD channel was comprised of a decrease in case sales of 24C and, to a lesser extent, a decrease in cases sales of Jones Soda glass bottles. We expect the loss of the DTR customers in early 2010, as well as our determination in the fourth quarter of 2010 to transition out of underperforming product lines, Jones 24C® and Jones GABA®, will continue to have a negative impact on 2010 case sales compared to prior periods. In addition, we expect economic conditions to continue to have a negative impact on our business through at least the end of 2010. However, we believe our efforts with respect to expanding our distribution network will contribute to our sales through our DSD channel in future periods.
     For the quarter ended September 30, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $506,000, an increase of $20,000, or 4.1%, from $486,000 a year ago. The increase in promotion allowances and slotting fees was primarily attributable to an increase in promotion allowances in our DSD channel and were offset by a decrease in our CSD channel. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions.
          Gross Profit
     For the quarter ended September 30, 2010, gross profit decreased by approximately $129,000, or 8.5%, to $1.4 million as compared to $1.5 million in gross profit for the quarter ended September 30, 2009. This decrease was primarily a result of the decrease in revenue in the third quarter of 2010 compared to the same period in the prior year for the reasons outlined above under “Revenue”. Gross profit for the third quarter of 2010 was negatively impacted by a $166,000 write-down of excess GABA inventory, which represented 3.2% of revenue. Gross profit for the third quarter of 2009 was similarly impacted by a $210,000 write-down of excess GABA inventory, which represented 3.0% of revenue. For the quarter ended September 30, 2010, gross profit as a percentage of revenue increased to 27.0% from 21.1% for the third quarter of 2009. The change in gross profit as a percentage of revenue was primarily the result of charges incurred in the third quarter of 2009, as the result of packaging changes that negatively impacted gross profit in that quarter.

          Licensing Revenue
     Licensing revenue decreased 61.2%, or $12,000, to $7,000 for the quarter ended September 30, 2010 from $19,000 for the quarter ended September 30, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.
          Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended September 30, 2010 were $1.1 million, a decrease of $481,000, or 30.3%, from $1.6 million for the quarter ended September 30, 2009. Promotion and selling expenses as a percentage of revenue decreased to 21.6% for the quarter ended September 30, 2010, from 22.2% in the same period in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $172,000, to $659,000, or 12.8% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus, contributing to a decrease in promotional expenses. Also contributing to the decrease in promotion and selling expenses was a $309,000 decrease in trade promotion and marketing expenses from $759,000 to $450,000, or 8.8% of revenue for the quarter ended September 30, 2010, due in part to our cost containment efforts. As a result of adding additional sales and marketing personnel during the third quarter of 2010 to support our strategy of securing and growing larger distributor and national retail accounts, as well as growing our Jones Pure Cane Soda glass bottle business and our newly re-launched WhoopAss Energy Drink, we anticipate promotion and selling expenses to begin to increase in future quarters.
          General and Administrative Expenses
     General and administrative expenses for the quarter ended September 30, 2010 were $1.3 million, a decrease of $190,000, or 13.1%, compared to $1.4 million for the quarter ended September 30, 2009. General and administrative expenses as a percentage of revenue increased to 24.5% for the three months ended September 30, 2010 from 20.2% in the same period of 2009. The decrease in general and administrative expenses was primarily due to a decrease of salaries and benefits, resulting from a decrease in headcount primarily as a result of the strategic refocus and cost containment efforts during 2009. General and administrative expenses were also impacted by a decrease in professional fees offset by an increase in public company costs as a result of our annual shareholder meeting which was held in September this year rather than in May as is our normal practice.
          Income Tax Benefit, Net
     Provision for income taxes for the quarter ended September 30, 2010 and 2009 was a benefit of $370,000 and $87,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and reflects a non-recurring credit for the quarters ended September 30, 2010 and 2009 due to a tax refund allowed. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
          Net Loss
     Net loss for the quarter ended September 30, 2010 decreased to $578,000 from a net loss of $1.5 million for the quarter ended September 30, 2009. This was due to decreases in promotion and selling expense of $481,000 and general and administrative expenses of $190,000 as a result of our cost containment efforts as well as a tax refund allowed resulting from our Canadian operations. Offsetting these decreases to net loss was a reduction in gross profit of $129,000 as a result of the decrease in revenue in the third quarter of 2010 compared to the same period in the prior year for the reasons outlined above under “Revenue.”

     Nine Month Period Ended September 30, 2010 and 2009
          Revenue
     For the nine months ended September 30, 2010, revenue was approximately $14.4 million, a decrease of $7.3 million, or 33.7%, from $21.7 million in revenue for the nine months ended September 30, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales of 49.2% to 1,206,700 cases, including a 35.2% decrease in case sales through our DTR and DSD channels. Case sales through our DSD channel declined by 298,300 cases compared to the same period in 2009 and included a 35,600 decrease in shipments of Jones GABA®, the sales of which have significantly declined subsequent to its launch in February 2009, and an 80,700 decrease in Jones 24C® shipments, which we believe is due in part to our decision in 2010 to target more select, regionalized markets. The balance of the decline in DSD case sales compared to the 2009 period is comprised primarily of a decrease in case sales of Jones Soda glass bottles due in part we believe to reduced demand resulting from the impact of the economic downturn on consumer spending levels. We expect that our determination in the fourth quarter to transition out of underperforming product lines, Jones 24C®and Jones GABA®, will continue to have a negative impact on 2010 case sales compared to prior periods. With respect to our DTR channel, the loss of significant DTR customers in early 2010 contributed to the decline of 297,600 case sales in that channel during the nine months ended September 30, 2010 compared to the same period in the prior year. We expect the loss of these DTR customers will continue to have a negative impact on 2010 case sales compared to prior periods. Case sales of concentrate to National Beverage decreased to 110,800 cases, or 83.8%, compared to the same period of 2009. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Pure Cane Soda glass bottle business as well as our newly re-launched WhoopAss Energy Drink, with less emphasis on our CSD channel, which is a lower margin business for us. However, we believe our efforts with respect to expanding our distribution network will contribute to our sales through our DSD channel in future periods.
     For the nine months ended September 30, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.2 million, a decrease of $1.2 million, or 48.1%, from $2.4 million a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in our DSD channel and to a lesser extent, a decrease in our DTR channel due to pricing strategies which lowered the use of promotion allowances in exchange for lower delivered pricing. We believe using promotional allowances as a way to promote our core products, while judiciously using slotting fees to gain access on new products, is a more balanced strategy under current economic conditions.
          Gross Profit
     For the nine months ended September 30, 2010, gross profit decreased by approximately $1.5 million, or 30.5%, to $3.5 million as compared to $5.0 million in gross profit for the nine months ended September 30, 2009. This decrease was primarily a result of lower sales volumes of Jones Soda glass bottles through our DSD and DTR channels coupled with the impact to our DTR channel as a result of the loss of significant DTR customers in early 2010. Additionally, this decrease was attributed to an additional $344,000 write-down of excess GABA inventory and the reduction in Jones GABA shipments subsequent to its launch in February 2009. These decreases to gross profit were offset by a $1.2 million reduction in promotion allowances and slotting fees. For the nine months ended September 30, 2010, gross profit as a percentage of revenue increased to 24.2% from 23.1% compared to the first nine months of 2009. Both periods were negatively impacted by the effect of the GABA write-off, representing 2.4% and 1.0% of revenue for each of these periods, respectively.
          Licensing Revenue
     Licensing revenue decreased 64.1%, or $45,000, to $25,000 for the nine months ended September 30, 2010 from $70,000 for the nine months ended September 30, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2010.
          Promotion and Selling Expenses
     Promotion and selling expenses for the nine months ended September 30, 2010 were approximately $3.4 million, a decrease of $2.8 million, or 44.5%, from $6.2 million for the nine months ended September 30, 2009. Promotion and selling expenses as a percentage of revenue decreased to 23.7% for the nine months ended September 30, 2010, from 28.3% in the same period in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.4 million, to $1.8 million, or 12.7% of revenue. This decrease resulted primarily from decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts during 2009, which included reductions in workforce and our realigned channel focus, contributing to a decrease in promotional expenses. Also contributing to the decrease in promotion and selling expenses was a $1.4 million decrease in trade promotion and marketing expenses from $3.0 million to $1.6 million, or 11.0% of revenue for the nine months ended September 30, 2010, due in part to our cost containment efforts. As a result of adding additional sales and marketing personnel during the third quarter of 2010 to support our strategy of securing and growing larger distributor and national retail accounts, as well as growing our Jones Pure Cane Soda glass bottle business and our newly re-launched WhoopAss Energy Drink, we anticipate promotion and selling expenses to begin to increase in future quarters.
          General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2010 were $4.7 million, a decrease of $321,000, or 6.4%, compared to $5.0 million for the nine months ended September 30, 2009. General and administrative expenses as a percentage of revenue increased to 32.6% for the nine months ended September 30, 2010 from 23.1% in the same period of 2009. The decrease in general and administrative expenses was primarily due to a decrease in professional fees. This decrease was partially offset by an increase in bad debt expense due to adjustments in the prior year period that reduced the allowance for doubtful accounts. Although salaries and benefits remained flat, it reflected lower salaries and benefits due to decreases in headcount primarily as a result of the strategic refocus and cost containment efforts during 2009, including reductions in workforce but was offset by an increase of accrued bonuses which was impacted by the reversal of accrued bonuses in the first nine months of 2009 as a result of the determination in March 2009 not to award cash bonuses to the executive group for 2008 related corporate performance. The full year effects of the workforce reductions implemented in 2009 are expected to reduce ongoing general and administrative expenses in 2010 compared to 2009.
          Income Tax Benefit, Net
     Provision for income taxes for the nine months ended September 30, 2010 and 2009 was a benefit of $303,000 and $88,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and reflects a non-recurring credit for the quarters ended September 30, 2010 and 2009 due to a tax refund allowed. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
          Net Loss
     Net loss for the nine months ended September 30, 2010 decreased to $4.3 million from a net loss of $6.1 million for the nine months ended September 30, 2009. This was due to decreases in promotion and selling expense of $2.8 million as a result of decreases in salaries and benefits primarily due to headcount reductions and cost containment efforts as well as a tax refund allowed resulting from our Canadian operations. Offsetting these decreases was a reduction in gross profit of $1.5 million as a result of lower sales in our DSD and DTR channels due to a reduction in cases of Jones Soda glass bottles coupled with the impact of the loss of significant DTR customers in early 2010, respectively.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2010, we had cash and cash equivalents of approximately $2.6 million and working capital of $6.9 million. Cash used in operating activities during the nine months ended September 30, 2010 totaled $3.5 million. For the quarter ended September 30, 2010, cash used by operating activities totaled $1.0 million primarily due to sponsorship payments. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the nine months ended September 30, 2010, net cash provided by investing activities totaled $360,000 due primarily to the redemption of the restricted certificate of deposit in conjunction with the repayment of the note payable, while net cash provided by financing activities totaled $764,000 due to the proceeds from the draw down on our equity line, offset by the repayment of the note payable.

We incurred a net loss of $578,000 during the three months ended September 30, 2010, and our accumulated deficit increased to $44.2 million as of September 30, 2010.
     Our ability to execute on our operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. We considered the macroeconomic factors stemming from the global economic downturn and its effects on our 2009 results, believing that these economic conditions would likely continue throughout 2010. The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending.
     Our operating plan takes into account our continued focus on higher-margin core products, including our Jones Pure Cane Soda glass bottle business as well as our newly re-launched WhoopAss Energy Drink, with less emphasis on our concentrate soda distribution channel, which is a lower margin business for us. Our operating plan also factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, which have been reduced as the result of the termination of our sponsorship agreement with the Seattle Seahawks. Given our limited cash resources, we intend to attempt to continue to renegotiate our remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.
     With respect to our operating expenses, our operating plan also takes into account the cost containment measures we implemented in the fourth quarter of 2008 and throughout 2009, including reductions in workforce. With this reduced cost structure, we believe our operating plan, if achieved, together with our financing arrangement described below, would allow us to meet our anticipated cash needs for the remainder of the year and beyond. However, if our sales volumes further decline materially from our expectations as a result of worsening economic conditions or otherwise, and since we would not likely be able to further reduce our costs by a sufficient amount, we may be unable to generate enough cash flow from operating activities to cover our working capital requirements over the next twelve months.
     In June 2010, we entered into an equity line of credit arrangement with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove is committed to purchase, upon the terms and subject to the conditions of the Purchase Agreement establishing the facility, up to $10 million worth of shares of our common stock , subject to a maximum aggregate limit of 5,228,893 common shares. The facility provides that, we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. On July 15, 2010, we completed a first draw down and sale under the facility of 900,164 shares for net proceeds of approximately $1.0 million. On October 29, 2010, we completed a second draw down and sale of 948,475 shares, for net proceeds of approximately $972,500. A maximum aggregate of 3,380,254 common shares is available for potential future draw downs under the facility. (See Notes 3 and 10 to the financial statements).
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
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, we may no longer have sufficient margin in our plan to absorb further declines against our expectations with regard to the economy or our business. We believe our operating plan already includes the majority of attainable cost cutting measures, which places greater emphasis on the need to meet our case sales projections in order to effectively operate our business. The economic conditions in 2009 and in 2010 have made forecasting demand for our products extremely difficult, so there is continued uncertainty regarding our ability to meet our revised case sales projections. These uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we have already undertaken and the extremely difficult environment in which to obtain additional equity or debt financing, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2010 were prepared assuming we would continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Contractual Obligations
     In June 2010, we agreed to terminate the Amended Sponsorship Agreement with the Seattle Seahawks, dated July 15, 2009, effectively ending the agreement two years early and without incurring any material early termination penalties. As of September 30, 2010, we continue to have commitments under our Sponsorship Agreements with the New Jersey Nets and Portland Trailblazers.
     These obligations vary in terms. Sponsorship obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2015 and
	Total	2010	2011	2012	2013	2014	Thereafter
Sponsorships	$7,330	$160	$320	$1,550	$1,595	$1,641	$2,064
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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010. There have been no material changes in our critical accounting policies during the three months ended September 30, 2010.
Subsequent Event
     On October 29, 2010, we completed a second draw down and sale under our equity line of credit agreement with Glengrove, pursuant to which Glengrove purchased 948,475 shares of our common stock at an aggregate purchase price of $1.0 million, or approximately $1.06 per share. Net proceeds of approximately $972,500 were received, after deducting offering costs of approximately $27,500. We intend to use such proceeds for targeted funding for new marketing programs, to secure and grow larger distributor and national retail accounts, and for working capital and other general corporate purposes. See Notes 3 and 10 in Item 1 of this Report for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2010.
(b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s order denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. On August 30, 2010, the Ninth Circuit panel affirmed the denial of plaintiffs’ motion for leave to amend. On September 20, 2010, plaintiffs filed a petition for rehearing of their appeal by the full Ninth Circuit. On October 20, 2010, the Ninth Circuit denied plaintiffs’ petition for rehearing. Plaintiffs have 90 days from the date of the denial of their petition for rehearing to file a petition for review by the U.S. Supreme Court.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) , which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. However, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10-K and the risk factors set forth in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 13, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for shares repurchased during the third quarter of 2010.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $ ‘000)
July 1 to July 31, 2010	—	—	—	—
August 1 to August 30, 2010	866	$3.57	—	—
September 1 to September 30, 2010	757	$3.32	—	—

Total	1,623	$3.45	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.

ITEM 5. OTHER INFORMATION
Summary of 2010 For Executive Officers
     On November 12, 2010, the Compensation and Governance Committee (the “Committee”) of the Board of Directors of Jones Soda Co. (the “Company”), implemented a 2010 bonus plan for William Meissner, the Company’s President and Chief Executive Officer, and Michael O’Brien, the Company’s Chief Financial Officer (the “2010 Bonus Plan”). The 2010 Bonus Plan is intended to provide the Committee with flexibility in awarding bonuses to the executive officers in light of the significant strategic opportunities pursued by the Company in the early part of 2010, the management changes implemented in April 2010 when Mr. Meissner joined the Company and the Company’s current cash position.
     Mr. Meissner’s target bonus under the 2010 Bonus Plan is set at 50% of his annual base salary, pro rated for the portion of the 2010 fiscal year that Mr. Meissner is employed by the Company as its President and Chief Executive Officer (resulting in a target bonus for 2010 of $93,750). Mr. O’Brien’s target bonus under the 2010 Bonus Plan is set at 50% of his annual base salary (resulting in a target bonus for 2010 of $100,000). The portion, if any, of an executive’s target bonus payable pursuant to the 2010 Bonus Plan shall be determined at the sole discretion of the Committee based upon such factors as the Committee deems appropriate with respect to the performance of the Company and/or the executive.
     In order to preserve cash, Messrs. Meissner and O’Brien have each agreed that the Committee may elect to satisfy up to 50% of the total bonus payable to such executive (the “Non-cash Bonus Amount”) by granting to such executive a stock option to purchase a number of shares of the Company’s common stock equal to (a) the Non-cash Bonus Amount multiplied by three, divided by (b) the closing price of the Company’s common stock on the date the stock option is granted. Any stock option, if granted, will have an exercise price equal to the closing price of the Company’s common stock on the date the stock option is granted and will be fully vested and exercisable on the date of grant.
     The foregoing description of the 2010 Bonus Plan is qualified in its entirety by reference to the written summary of the 2010 Bonus Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Information Regarding 2011 Annual Meeting of Shareholders
     We currently plan to hold our 2011 Annual Meeting of Shareholders on or about Wednesday, May 25, 2011. Eligible shareholders who wish to present proposals for action at the 2011 Annual Meeting of Shareholders and for inclusion in our Proxy Statement must submit their proposals in writing to our Corporate Secretary, at 234 Ninth Avenue North, Seattle, Washington 98109 no later than Thursday, December 16, 2010, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2011 Annual Meeting of Shareholders. In addition, any shareholder who intends to present a proposal at the 2011 Annual Meeting without inclusion of such proposal in our proxy materials must provide us notice of such proposal in the manner set forth above by Friday, March 4, 2011 (which we believe is a reasonable time before we send our proxy materials for the 2011 Annual Meeting of Shareholders) or such proposal will be considered untimely. For such proposals that are untimely, the Company retains discretion to vote proxies it receives. For such proposals that are timely, the Company retains discretion to vote proxies it receives provided that (1) the Company includes in its Proxy Statement advice on the nature of the proposal and how it intends to exercise its voting discretion and (2) the proponent does not issue a proxy statement. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.
ITEM 6. EXHIBITS

10.1*	Summary of Jones Soda Co. 2010 Bonus Plan for Executive Officers

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 12, 2010

JONES SODA CO.
By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer