Form 10-K
period 2010-12-31
JONES SODA CO
filed 2011-03-21
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.
(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the last business day of the second fiscal quarter, June 30, 2010, the aggregate market value of such common stock held by non-affiliates was approximately $30,744,609 using the closing price on that day of $1.18.

As of March 10, 2011, there were 32,015,503 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2010 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2011 operating plan;

•	Our ability to establish and maintain distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;

•	Our inability to successfully launch a natural sparkling beverage or our failure to achieve case sales goals with respect to our newly re-launched WhoopAss Energy Drink;

•	Our inability to secure additional financing or to generate sufficient cash flow from operations;

•	Our ability to use the net proceeds from future financings to improve our financial condition or market value;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to modify our key sponsorship arrangement in a timely manner to reduce our obligations or make any other changes or to realize the benefits expected from this sponsorship agreement, to which we have dedicated significant resources;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our inability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our inability to build and sustain proper information technology infrastructure;

•	Our inability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which may adversely affect our market price and liquidity;

•	Our inability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our inability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations;

•	Our ability to comply with the many regulations to which our business is subject.

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute premium beverages, including the following product lines and extensions:

•	Jones Soda®, a premium carbonated soft drink;

•	Jones Zilchtm, with zero calories (and an extension of the Jones Soda® product line);

•	WhoopAss Energy Drink®, an energy supplement drink; and

•	WhoopAss Zero Energy Drink®, with zero sugar (and an extension of the WhoopAss Energy Drink® product line).

We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, and directly to national retail accounts, which we refer to as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products, which we refer to as our concentrate soda distribution channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we are expanding our international business outside of North America and have secured distribution through independent distributors in Ireland, the United Kingdom and Australia.

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

Products

As explained in further detail under “Industry Background,” below, we have realigned our strategy to focus on our two brands within the sparkling beverage category. Our two beverage brands currently consist of the following:

Jones Soda

In November 1995, we launched Jones Soda, a premium carbonated soft drink. The classic Jones Soda presentation is a 12-ounce, clear long-neck bottle, with every bottle label featuring a photo sent to us by our consumers. Over 1,000,000 photos have been submitted to us. We believe this unique interaction with the consumer distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry® and Blue Bubble gum. Jones Soda is made with the highest quality ingredients, including pure cane sugar. We currently sell Jones Soda in eight flavors in the United States with additional flavors offered seasonally or in certain markets.

In 2003, we launched a sugar-free version of our Jones Soda line providing an alternative for consumers to our regular Jones Soda line. We believe these sugar-free sodas, which are sweetened with Splenda® and contain zero calories, are an important product extension, especially in light of the increasing consumer preferences for zero and lower calorie options. In the fourth quarter of 2009, we re-branded this line-up as

Jones ZilchTM. The new line-up is still sweetened with Splenda®, and has zero calories. We currently have three flavors of Jones ZilchTM, Black Cherry, Pomegranate, and Vanilla Bean.

WhoopAss Energy Drink

In September 2010, we announced the re-launch of our WhoopAss Energy Drink (originally launched a decade ago), now featuring new packaging, functional new ingredients that boost energy and aid in post-workout recovery, as well as an updated flavor profile and color. WhoopAss comes in a tall, all-black 16-oz. aluminum can featuring a gritty red and grey Iron Cross graphic and contains the antioxidant power of 2.5 servings of vegetables with an exotic, subtle fruit flavor with notes of dragon fruit. In January 2011, we launched a sugar free product extension, WhoopAss Zero Energy Drink®, in a tall, all-white 16-oz. aluminum can. WhoopAss provides an energy boost while also promoting workout recovery. Key ingredients include:

•	Amino Acids including Taurine, L-Arginine, L-Carnitine, L-Lysine, which are protein building blocks crucial to metabolism;

•	Polyphenols and Catechins sourced from Yerba Mate, Grape extracts, and Green Tea; and

•	Vitamin Blend of B2, B3, B6 and B12 to supply an energy boost.

Discontinued Products

We determined during the first quarter and fourth quarter of 2010 that we would transition out of underperforming product lines, Jones Organicstm and Jones Naturals®, and Jones 24C®and Jones GABA®, respectively, to focus our sales and marketing resources on our core Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink.

Industry Background

Jones Soda and WhoopAss Energy Drink are classified in the sparkling beverage category, which encompasses the carbonated soft drinks, energy drinks, and natural carbonated drinks (natural sparkling) segments. The sparkling beverage category accounts for greater than $90 billion* in annual retail sales. The energy drink segment is the growth leader, currently growing at greater than 11.1%* per year. Carbonated soft drinks (CSD), the largest segment in the sparkling beverage category, declined 4.3%* in 2010 driven by reduced volume by the large CSD players. Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda glass bottle line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience and on-line sales channels. We believe the optimum distribution channels for Jones Soda are the grocery, mass and club channels while the convenience channel provides the biggest opportunity for WhoopAss Energy Drink.

Business Strategy

Over the last several years, we believe that we lost our focus on our core business and participated in too many categories, which we believe contributed to our sustained losses and inability to grow our core brands. With the products we discontinued in 2010, we have now exited the organic, juice drink, water and functional beverage categories. We intend to build upon our sparking beverage portfolio in 2011 by introducing a new, more natural and lower calorie product in the natural sparkling segment. This will round out our offerings within the sparkling beverage category so that we have product representation over the three main subsets within the sparkling category (carbonated soft drinks, energy, and natural sparkling).

Our two main brands compete with beverage products of all types, including soft drinks, energy drinks and natural sparkling beverages. While we intend to maintain our niche alternative positioning within the sparkling beverage market, we also strive to expand our sources of growth by attempting to be within the consideration set of shoppers and drinkers of mainstream brands so that it is easier for them to switch to our

* According to the January 14, 2011 edition of Beverage Digest products. The primary focus of our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink;

•	expanding our stock-keeping unit (SKU) offerings and space in the grocery stores where we are already present;

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment; and

•	initiating relationships in additional international regions that index high on carbonated soft drink consumption.

Distribution

Our distribution landscape is evolving with over 90% of our core case sales sold through our DSD channel in 2010 versus approximately 75% in 2009. We are strategically building our international, national and regional retailer network by focusing on the distribution system that will provide us the best top-line driver for our products and optimize availability of our products. In building and expanding our international markets, we look for regions that the data suggests a high affinity for CSD consumption.

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different brands or SKUs through alternate channels. Additionally, in determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including placement on shelves that are normally restricted to national mainstream brands, thus providing us access to the important “take home market.” We have been most successful in penetrating this space with the alternative, yet classic four-pack Jones Soda glass package. While we decreased emphasis on the 12-ounce aluminum can multi-pack over the last couple of years as we believe it had the unintended consequence of competing against our traditional glass packaging, we currently maintain national distribution for this package for the Kroger Co.

For the year ended December 31, 2010, we experienced an improved balance of business across the U.S. and Canada as we developed our distributor network in certain regions of those countries. Our top ten DSD distributors by revenue represent approximately 44% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 21%. We anticipate that, as consumer awareness of our brands and products develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

We contract with independent trucking companies to have our product shipped from our contract manufacturers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets. We recognize revenue upon receipt by our distributors and customers of our products, net of discount and allowances and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date, have not been material.

DSD (direct store delivery):  As of the date of this Report, we maintain a network of approximately 160 distributors in 50 states in the United States and nine provinces in Canada. In 2009, we secured distribution with independent distributors in Ireland, the United Kingdom and Australia. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include invasion fee provisions to those distributors in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores, grocery stores, delicatessens and sandwich shops. We have obtained listings for Jones Soda and WhoopAss Energy Drink products with certain key retail grocery, convenience and mass merchandiser accounts, including, as of the date of this Report, Quality Food Centers (QFC), Winn Dixie Stores, Inc., Hy Vee, Inc., Target Corporation, 7-Eleven, Inc., The Stop and Shop Supermarket Company, Allsups Convenience Stores, Kroger, Albertsons, Speedway Super America LLC and key Canadian retailers such as Loblaw Companies Limited, Overwaitea, Sobey’s, Starbucks, 7-Eleven, and London Drugs, all of which are serviced through our independent distributor network.

During the second quarter of 2010, Walmart authorized us to retail our products in Walmart’s U.S.-based stores. Under the authorization, we have been allocated three shelf facings for a custom assorted 6-pack of Jones Soda. The 6-pack includes two bottles each of our most popular flavors — Green Apple, Berry Lemonade and Cream Soda. This authorization provides us with the opportunity to expand our retail outlet distribution, making our core products more accessible to new and existing consumers. Although we are the vendor of record with Walmart, our existing distribution network provides the coverage to each store. We are actively working with our distribution partners as well as expanding our distribution network to make our product available in as many of Walmart’s approximately 3,800 U.S.-based stores as possible. As of the date of this Report, our existing distribution network provides coverage to approximately 75% of Walmart’s stores. We believe that building the distribution network to reach the remainder of Walmart stores could take approximately two years as some of the rural and outlying stores are in distribution voids for which there is limited upside given they are often isolated and the only large retailer in some of these communities. We estimate that we are servicing over 60% of Walmart stores and plan to service 75% of these stores before the first year anniversary of this important authorization.

DTR (direct to retail):  Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. As of the date of this Report, our most significant DTR accounts are the following:

•	Kroger — we offer Jones Soda glass bottles to Kroger through our DSD channel, and offer six flavors of Jones Soda cans through the DTR channels;

•	Starbucks Canada — we offer two flavors of Jones Soda;

•	Meijer — transitioned from DSD to our DTR channel in the first quarter of 2011, we offer eight flavors of Jones Soda;

•	Costco Canada — we offer a 24-count variety pack which includes three flavors of Jones Soda; and

•	Harris Teeter — we offer a variety of Jones Soda flavors.

These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments. In 2010, three of our significant DTR accounts (Barnes & Noble Inc., Panera Bread Company, and Alaska and Horizon Airlines) discontinued carrying our products including Jones Naturals® and Jones Organicstm. For this reason, as well as the costs of maintaining inventory for low volume products and our decision to transition out of underperforming product lines, we discontinued our Jones Naturals® and Jones Organicstm products in 2010.

Building our Brand

We believe we have built our brand to a large extent on our independent counter-culture image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate CSD brands. This market is driven by trendy, young consumers looking for a distinctive tonality in their beverage choices. While we believe we are known for our unique and innovative flavors, we intend to begin emphasizing and featuring additional flavors that have a large base of consumer appeal from which to source volume. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary process that we license under a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license, as explained in further detail under “Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses,” below. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products. Further, we believe our branding efforts have helped us achieve strong consumer awareness of our brand and affinity levels for our products.

In-House Brand and Product Development

We understand the importance of creating new beverage items and enhancing our existing beverage items to meet the ever changing consumer taste profile. We intend to build upon our sparkling beverage portfolio in 2011 by adding a new, more natural and lower calorie product in the natural sparkling beverage market. Our strategy is to focus on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with consumer trends in the beverage industry.

We have developed and intend to continue to develop the majority of our brands and products in-house. We used a similar process initially to create the Jones Soda brand, and we intend to continue utilizing this process to create our future brands and products. This process primarily consists of the following steps:

Market Evaluation.  We evaluate the strengths and weaknesses of certain categories and segments of the beverage industry with a view to pinpointing potential opportunities.

Distributor Evaluation.  We analyze existing and potential distribution channels, whether DSD, DTR or a blend of these channels. This analysis addresses, among other things, which companies will distribute particular beverage brands and products, where such companies may distribute such brands and products, and what will motivate these distributors to distribute such brands and products.

Production Evaluation.  We review all aspects of production of our beverages, including current contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our brands and products.

Image and Design.  In light of our market, distributor and production evaluations, we create and develop the concept for a beverage brand, product or product extension. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

We believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success.

Marketing and Sales

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

In December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones Soda, updated with higher resolution printing designed to provide improved shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.

In September 2010, we announced our re-launch of WhoopAss Energy Drink, in a move that aims to make us a contender in the energy drink segment. The reworked WhoopAss features all new edgy packaging, including a gritty red and grey Iron Cross graphic that is a historic symbol representing strength and courage and is popular among the skate, surf and mixed martial arts culture, which we believe are key demographics for WhoopAss.

We have a successful history of positioning ourselves in alternative outlets with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products. We have teamed up with Ultimate Fighting Championship fighter Ryan “Darth” Bader to promote our newly re-launched WhoopAss and with world snowboarding champion Lindsey Jacobellis along with K2 Skis to pursue new snow-inspired initiatives. We also market in youth alternative sports such as surfing, hockey, roller derby, and snowboard, skateboard and BMX bike arenas. We believe this effort to position our products in alternative outlets has drawn a younger generation of customers that value their independence away from the larger soft drink brands.

Another core marketing pillar is the open source access consumers have to define the brand through Jonessoda.com. We invite our consumers to send us photos of their lives for use on our label. Every Jones Soda glass bottle has a picture provided to us by a consumer.

We also maintain and utilize our website to allow our Jones Soda consumers to create personalized 12-packs of Jones Soda (12-ounce bottles) with their own photos on the labels. The strategy of www.myjones.com is to provide a personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through a web-based process and crop and create their own “myJones” labels. The personalized labels are downloaded at our warehouse, applied to 12-packs of Jones Soda and delivered to the consumer. We believe this strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand.

In 2002, we launched the yourJones program, which allows the customization of the front panel of the label of Jones Soda in a manner similar to our myJones business, but on a larger, commercial scale. The premise behind yourJones is to create customized Jones Soda bottles, with a personalized photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myJones.com, the Jones Soda name always appears on the labels and customers add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes. Examples of yourJones runs include soda featuring Buffy the Vampire Slayer as well as bacon-flavored soda that we made in partnership with the popular Bacon Salt®.

We participate in blogs and several different social media campaigns as a way of live engagement with our consumers in order to listen to their voice and better understand their needs and issues. Social media represents one of the largest shifts in modern business away from static advertising and we have had success in creating social media hubs through forums such as Facebook and Twitter. The Jones Soda consumer has responded by bringing us onto their pages and thus into their lives, creating a personal connection that we hope helps ensure they are actively engaged with our brand and our products.

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

From time to time, we partner with companies that will manufacture Jones-related products that we feel extend and enhance our Jones brand. We currently have a licensing arrangement Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy.

Sponsorship Arrangements:  We currently have a sponsorship agreement with Trail Blazers Inc. (the Trail Blazers Sponsorship), which we entered into effective October 2008 and expires on June 30, 2011. This sponsorship agreement provides us with the beverage rights to sell our beverages at the Rose Garden and Memorial Coliseum in Portland, Oregon as well as signage, advertising and other promotional benefits to enhance our brand awareness in Oregon, one of our best performing markets in the Northwest. This sponsorship arrangement was designed to continue to increase the public awareness and strength of our brand and provide us with other cross-selling opportunities.

Further, we have a sponsorship agreement with the professional franchise the Brooklyn Arena, LLC and New Jersey Basketball, LLC, (the Nets Sponsorship). We intend to renegotiate this sponsorship agreement as it continues to require us to make significant annual cash payments and in 2013, requires a significantly larger annual marketing investment. There can be no assurance that we will be able to modify this sponsorship arrangement in a timely manner to reduce our obligations or make any other changes.

Effective October 2007, we entered into the Nets Sponsorship. The agreement expires on the seventh anniversary of the date the Brooklyn Arena has obtained a temporary Certificate of Occupancy (the “Opening Date”), which has not yet occurred, or the equivalent of seven Nets seasons, whichever is longer. This agreement provides us with exclusive beverage rights for all carbonated soft-drinks and certain other non-alcoholic beverages, as well as sponsorship, promotional, media, hospitality and other rights in connection with the New Jersey Nets basketball team and a proposed new sports and entertainment arena that the Brooklyn Arena and the New Jersey Nets intend to develop in Brooklyn, New York. In consideration for our rights under the agreement, we are obligated to pay annual sponsorship fees. The Brooklyn Arena and the New Jersey Nets may terminate the agreement if we commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period. We may terminate the agreement if the Brooklyn Arena and the New Jersey Nets commit one of several events of default and subsequently fail to cure such event of default within the applicable cure period, but only if equitable adjustment, make-goods or other remedies implemented by the Brooklyn Arena and the New Jersey Nets are not suitable or appropriate for such event of default. Additionally, we may exercise our early expiration option as of the fifth anniversary of the Opening Date by providing written notice of our intent to exercise such option no later than 18 months prior to the fifth anniversary date along with payment of $375,000.

Terminated Sponsorship Arrangement:  In June 2010, we agreed to terminate the Amended Sponsorship Agreement with the Seattle Seahawks, dated July 15, 2009, effectively ending the agreement two years early and without incurring any material early termination penalties. We had originally entered into the Seahawks Sponsorship in July 2007, for exclusive beverage rights at Qwest Field and Events Center in Seattle, Washington, as well as signage, advertising and other promotional benefits to enhance our brand awareness. In consideration for our rights under the agreement, we were obligated to pay annual sponsorship fees.

Sales

Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, delicatessens, and sandwich shops, as well as through our national accounts with several large retailers. In 2009, we secured distribution with independent distributors in Ireland, the United Kingdom and Australia. In 2010, sales in the U.S. represented approximately 71% of total sales, while sales in Canada represented approximately 25%, and we had approximately 4% in other international sales. In 2009, sales in the U.S. represented approximately 79% of total sales, while sales in Canada represented approximately 18%, and we had approximately 3% in other international sales.

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

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include Dr. Pepper Snapple (Stewarts and IBC), Boylans, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors, as well as against other category leaders such as Red Bull and Monster in the energy drink category.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During 2010, we re-launched our WhoopAss Energy Drink and have plans in 2011 to launch a new, more natural and lower calorie product in the natural sparkling beverage market. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. We believe that this diversification strategy is helpful in alleviating the risk inherent in competition for independent distributors.

Pricing of the products is also important. We believe that our Jones Soda and WhoopAss Energy Drink products are priced in the same price range or higher than competitive brands and products and compete on quality as they are premium product offerings.

Production

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use four primary co-packers located in Canada and the U.S. to prepare and package our bottle and can products. Once the product is manufactured, we store the finished product at that location or in nearby third party warehouses.

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

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of concentrate, flavors, supplements, sugar, bottles, labels, trays, caps and packaging. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Currently, we purchase our flavor concentrate from two flavor concentrate suppliers. Generally, flavor suppliers own the proprietary rights to the flavors. Consequently, we do not have the list of ingredients or formulas for our flavors, but we do have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

In addition, we utilize considerable quantities of pure cane sugar. We have four pure cane sugar suppliers and have entered into one to two-year supply agreements that fix prices for 12-month periods. The price of sugar increased in 2010 compared to 2009 exerting pressure on our 2010 gross margins. We also have a three-year a fixed price supply agreement with our primary glass supplier.

We are still subject to freight and energy surcharges despite these agreements. We experienced lower surcharges in 2010; however, we anticipate that these costs may increase in 2011 as fuel and energy prices increase.

Quality Control

Our products are made from high quality ingredients and natural and/or artificial flavors. We seek to ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library.

For every run of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run.

Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. The water used to produce our products is filtered and is also treated to reduce alkalinity. Flavors are pre-tested before shipment to contract manufacturers from the flavor manufacturer. We are committed to ongoing product improvement with a view toward ensuring the high quality of our product through a stringent contract packer selection, training and communication program.

Regulation

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (AAFC) and the U.S. Food and Drug Administration (FDA). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses

In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the tm symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES JUMBLE®,” “WHOOPASStm,” “WHOOPASS ZEROtm” and “OPEN A CAN!tm”.

In addition, we have trademark protection in the U.S. for a number of other trademarks for website, slogans and product designs, including “RUN WITH THE LITTLE GUY!®,” “WWW.JONESSODA.COM®,” “MY JONES®,” “WWW.MYJONES.COM®,” “ROADTRIP JONES®,” “FREE SODA FRIDAY®,” “KEEPING IT REAL®,” “CORN IS FOR CARS . . . SUGAR IS FOR SODA®,” “I’VE GOT A JONES FOR A JONES®,” “CREATE SOME CHANGEtm” and “OFFICIAL SODA OF THE ROADTRIPtm”.

We also own various trademark registrations and pending trademark applications for several marks, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “WHOOPASStm,” “WHOOPASS ZEROtm” and “OPEN A CAN!tm” in Canada, United Kingdom, Ireland, Germany, Japan, Australia, and other foreign jurisdictions.

In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee.

We have the exclusive rights to 37 flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract manufacturers and exclusivity arrangements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.

Effective July 28, 2010, we sold the two patents and all rights thereto (the “Patents”) that covered our patented custom label process to a third party. We retained a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license in the Patents, solely for use with respect to our products and services, which is not subject to termination for any reason. Under the agreement, we also have the right to pre-approve any license or assignment of the Patents for certain products or services.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results due to many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Employees

As of December 31, 2010, we had 40 employees, of which all were full-time. Of our 40 employees, 21 were employed in sales and marketing capacities, 12 were employed in administrative capacities and 7 were employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

Securities Exchange Act Reports and other Available Information

We make available on or through our website at www.jonessoda.com (under “About Jones — Investor Relations — Financial Reports”) certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings and amendments thereto. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

In addition, the following corporate governance materials are also available on our website under “Investor Section — Corporate Governance:”

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2011 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

We have incurred net losses of $6.1 million and $10.5 million for the years ended December 31, 2010 and 2009, respectively, and have used a significant amount of our cash resources during these periods to fund our operations. As of December 31, 2010, we had cash and cash-equivalents of approximately $5.4 million, compared to approximately $5.0 million as of December 31, 2009. Additionally, we had accumulated deficits of $46.1 million and $40.0 million as of December 31, 2010 and 2009, respectively. Cash used in operations during the fiscal years ended December 31, 2010 and 2009 totaled $3.5 million and $7.3 million, respectively.

In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares, for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. (See Notes 2 and 15 to the financial statements).

Taking into account the net proceeds through our final draw down under the Equity Line in February 2011, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. During 2010, we discontinued four of our product lines to focus our efforts in the sparkling beverage category. To that end, we plan to introduce a new product offering during 2011 to enhance our sparkling beverage portfolio; however, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with new product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs.

Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2010 and 2009 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

We rely on our distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

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

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We will continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. We have entered into written agreements with many of our distributors in the U.S. and Canada, with terms ranging from one to three years. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases required under some of those agreements, and most of the agreements may be terminated at any time by us, generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or national retail accounts, our financial condition and results of operations could be adversely affected.

In 2010, sales in the U.S. represented approximately 71% of total sales, sales in Canada represented approximately 25%, and we had approximately 4% in other international sales. Our top ten DSD customers by revenue represent approximately 44% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 21%. Although we anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, we cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or national accounts.

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

We currently have distribution arrangements with a few national retail accounts to distribute our products directly through their venues; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. For example, in 2010, three of our significant DTR accounts (Barnes & Noble Inc., Panera Bread Company, and Alaska and Horizon Airlines) discontinued carrying our products including Jones Naturals® and Jones Organicstm. We believe that our DTR program has increased our national visibility among consumers; however, the loss of these significant DTR accounts negatively impacted our sales and results of operations in 2010, and further losses of key DTR accounts could have a similar negative impact on our sales and results of operations in

2011. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

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

Our business plan and future growth depend in part on our re-launch of WhoopAss Energy Drink and our launch of a natural sparkling beverage. If we are unable to successfully implement this strategy, the results of operations and financial condition could be adversely affected.

Our financial condition and results of operation for 2011 will depend, in part, on the success of our current and prospective products. This success depends in part on the continued momentum of the re-launch of WhoopAss Energy Drink -and our ability to successfully launch a new, more natural and lower calorie product in the natural sparkling beverage market, which we intend to do later in 2011. Much of our success will depend on our ability to obtain retailer shelf space for these products, particularly in drug and convenience chains through our DSD channel. Our inability to successfully move our new products through distribution channels and achieve competitive velocity in our case sales could have a material adverse effect on our relationships with our distributors and retailers and could limit our ability to expand our market, which will adversely affect our revenues and financial results.

We have material future commitments to our sponsorship agreements and may not realize the benefits expected from those agreements.

Our sponsorship agreement with the New Jersey Nets requires us to make substantial annual payments in exchange for certain promotional and branding benefits. There can be no assurance, however, that the benefit we anticipate from this and similar agreements, including exclusive beverage rights with the New Jersey Nets, and other branding opportunities, will compensate for the annual payment commitments required by the agreements. Our commitment to the New Jersey Nets is significant, totaling approximately $7.0 million over the remaining term of the agreement as of December 31, 2010 (see “Contractual Obligations” in Item 7 of this Report). Given our limited cash resources, it is our intent to renegotiate this sponsorship agreement to reduce our payment obligations. However, there can be no assurance that we will be able to modify this sponsorship arrangement in a timely manner to reduce our obligations or make any other changes to its terms. Moreover, there can be no assurance that our association with this particular team will have a positive effect on our image and brand. There is a risk that we will be unable to recover the costs associated with our sponsorship agreement, which would have an adverse effect on our results of operations.

We rely on independent contract manufacturers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our bottle products are prepared, bottled and packaged by four primary co-packers. As a consequence, we depend on independent contract manufacturers to produce our beverage products. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to use, based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Our business and financial results depend on the continuous supply and availability of raw materials.

The principal raw materials we use include aluminum cans and glass bottles, labels and cardboard cartons, aluminum closures, flavorings, sucrose/inverted pure cane sugar and sucralose, and fortification ingredients which include vitamins and minerals. The costs of our ingredients are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

Due to the increasing costs of energy and fuel, we anticipate the prices of glass bottles will increase. The price of pure cane sugar increased in 2010. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges based on certain of their own cost increases. Although we believe we have mitigated this risk for 2011 through fixed-price purchase commitments for sugar and glass, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future and we may not be able to pass any such increases on to our customers.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, labels, flavors, supplements, and certain sweeteners, or sufficient packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

Rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly fuel surcharges charged by our freight carriers, have been increasing and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase, as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

At the same time, the economy appears to be returning to pre-recession levels resulting in the rise of freight volumes which is exacerbated by carrier failures to meet demands and fleet reductions due to fewer drivers in the market. We may be unable to secure available carrier capacity at reasonable rates, which could have a material adverse affect on our operations.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners, contract manufacturers, independent distributors and retailers to make, move and sell products (as applicable) is critical to our success. Damage or disruption to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, although we have the exclusive rights to 37 flavor concentrates developed with our current flavor concentrate suppliers, we do not have the list of ingredients or formulas for our flavors and concentrates and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

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

In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Adverse publicity surrounding obesity concerns, water usage and other concerns could negatively affect our overall reputation and our products’ acceptance by consumers.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the U.S., Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

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

Securities class action derivative lawsuits have been filed against us and current and former members of the Board of Directors and former officers (see “Legal Proceedings” in Item 3 and Note 12 in Item 8 of this Report).

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

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

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

For the year ended December 31, 2010, approximately 25% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2010, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.

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

If we are not able to achieve our objectives for our business, the value of an investment in our company could be negatively affected.

In order to be successful, we believe that we must, among other things:

•	increase the sales volume and gross margins for our products;

•	achieve and maintain efficiencies in operations;

•	manage our operating expenses to sufficiently support operating activities;

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

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

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price. On March 16, 2010, we received a staff determination letter from the Nasdaq Stock Market indicating that we had not complied with Nasdaq Listing Rule 5550(a)(2) (Nasdaq Rule) and that the Nasdaq Staff had determined to delist our common stock from the Nasdaq Capital Market. We had been initially notified on September 15, 2009, that the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under the Nasdaq Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days to regain compliance with the Nasdaq Rule.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, trendy, young consumers looking for a distinctive tonality in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although we believe that we have been relatively successful in establishing our brands as recognizable brands in the Sparkling beverage category, the product life cycle of these products and the ability to bring fresh packaging and revitalization of our brand and product offerings are important elements in determining whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of the WhoopAss brand will also be substantially dependent upon acceptance of the Jones Soda brand. Accordingly, any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive Sparkling brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the Sparkling beverage category include Dr. Pepper Snapple (Stewarts and IBC), Boylans, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s and other traditional soft drink manufacturers and distributors. We compete against other category leaders such as Red Bull and Monster for the energy drink category. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. There can be no assurance that we will be able to grow our volumes or be able to maintain our selling prices in existing markets or as we enter new markets.

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

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, there is no guarantee that we will succeed. In addition, customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•	Our ability to develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•	Our ability to manage our operating expenses to sufficiently support general operating activities, slotting fees, promotion and sales activities, and capital expansion, and our ability to sustain profitability;

•	Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as a new, more natural and lower calorie product in the natural sparkling beverage market;

•	Our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myJones” programs;

•	Our ability to increase distribution and expand and manage distributor growth in the U.S. and Canada;

•	Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time; and

•	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

Global economic conditions may continue to adversely impact our business and results of operations.

The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted our two primary markets: the U.S. and Canada. This reduced consumer confidence in the economy and we believe negatively affected consumers’ willingness to purchase our products as they reduced their discretionary spending. Moreover, adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectibility of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability and recall insurance in amounts we believe are adequate, there can be no assurance that the coverage will be sufficient to cover any or all product liability or product recall claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation and brand image of our products, thus adversely affecting our ability to continue to market and sell that or other products.

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

We lease approximately 13,534 feet square of office space in Seattle, Washington for our principal executive and administrative offices, and for warehouse purposes. The lease term of five years expires in August 2011, and does not include an option to extend the lease. We are currently evaluating properties in order to enter into a new building lease. We believe our leased premises are suitable and adequate for their use. We do not own real property.

ITEM 3.	LEGAL PROCEEDINGS.

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed a motion for leave to file an amended complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s orders dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. On August 30, 2010, the Ninth Circuit panel affirmed the denial of plaintiffs’ motion for leave to amend. On September 20, 2010, plaintiffs filed a petition for rehearing of their appeal by the full Ninth Circuit. On October 20, 2010, the Ninth Circuit denied plaintiffs’ petition for rehearing. Plaintiffs did not file a petition for review by the U.S. Supreme Court, and the time for doing so has passed.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated. On July 9, 2010, the Court dismissed the consolidated action without prejudice because the court has entered a Stay of Proceedings, but no status report on the case has been received.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and set a deadline of April 18, 2011 for the plaintiffs to file a consolidated complaint and a deadline of June 2, 2011 for defendants to file motions to dismiss, with briefing to be concluded by August 17, 2011.

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

ITEM 4.	[REMOVED AND RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA”.

The following table shows, for each quarter of fiscal 2010 and 2009, the high and low closing sales prices as reported by the NASDAQ Capital Market.

	Nasdaq Capital Market
	High	Low

2010:
Fourth quarter	$1.39	$1.06
Third quarter	1.38	0.91
Second quarter	2.02	0.59
First quarter	0.84	0.45
2009:
Fourth quarter	$0.93	$0.43
Third quarter	1.10	0.66
Second quarter	1.40	0.81
First quarter	1.06	0.30

As of March 10, 2011, there were 32,015,503 shares of common stock issued and outstanding, held by approximately 312 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 10, 2011 was $1.40.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2010.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Consolidated statements of operations data:
Revenue	$17,526	$26,013	$35,918	$39,831	$39,035
Cost of goods sold	(12,978)	(19,875)	(28,551)	(30,387)	(23,730)
Write-down of excess GABA inventory and impairment of fixed assets	(506)	(2,248)	—	—	—

Gross profit	4,042	3,890	7,367	9,444	15,305
Licensing revenue	31	81	170	334	684
Promotion and selling expenses	(4,676)	(7,820)	(12,292)	(11,857)	(8,480)
General and administrative expenses	(5,983)	(6,596)	(10,661)	(8,893)	(4,750)

Operating (loss) income	(6,586)	(10,445)	(15,416)	(10,972)	2,759
Other income (expense), net	142	(30)	384	1,498	913

(Loss) income before income taxes	(6,444)	(10,475)	(15,032)	(9,474)	3,672
Income tax benefit (expense)	338	(72)	(203)	(2,155)	902

Net (loss) income	(6,106)	(10,547)	(15,235)	(11,629)	4,574
Basic and diluted net (loss) income per share	$(0.22)	$(0.40)	$(0.58)	$(0.45)	$0.19

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Consolidated balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$7,668	$7,483	$15,054	$32,268	$37,139
Fixed assets, net	296	807	2,099	2,498	2,171
Total assets	11,463	13,534	24,315	41,625	47,952
Long-term liabilities	2	219	396	474	15
Working capital	8,141	8,530	17,674	31,482	39,474

	Year Ended December 31,
	2010	2009	2008	2007	2006

Case sale data (288-ounce equivalent):
Finished products cases	1,324,000	2,057,000	2,886,000	3,126,000	2,592,000
Concentrate cases	111,000	816,000	1,501,000	2,670,000	2,167,000

Total cases	1,435,000	2,873,000	4,387,000	5,796,000	4,759,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, produce, market and distribute premium beverages, including the following product lines and extensions:

•	Jones Soda®, a premium carbonated soft drink;

•	Jones Zilchtm, with zero calories (and an extension of the Jones Soda® product line);

•	WhoopAss Energy Drink®, an energy supplement drink; and

•	WhoopAss Zero Energy Drink®, with zero sugar (and an extension of the WhoopAss Energy Drink® product line).

We sell and distribute our products primarily throughout the United States (U.S.) and Canada through our network of independent distributors, which we refer to as our direct store delivery (DSD) channel, and directly to national retail accounts, which we refer to as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products, which we refer to as our concentrate soda channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers.

In December 2009, we introduced our new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones Soda, updated with higher resolution printing designed to provide improved shelf presence for our brand. We believe the new packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.

Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, delicatessens, and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape is evolving with over 90% of our core case sales sold through our DSD channel in 2010 versus approximately 75% in 2009. We are strategically building our international, national and regional retailer network by focusing on the distribution system that what will provide us the best top-line driver for our products and optimize availability of our products. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national and regional retail accounts in our core markets throughout the U.S. and Canada. In addition, we are expanding our international business outside of North America and have secured distribution with independent distributors in Ireland, the United Kingdom and Australia.

During the second quarter of 2010, Walmart authorized us to retail our products in Walmart’s U.S.-based stores. Under the authorization, we have been allocated three shelf facings for a custom assorted 6-pack of Jones Soda. The 6-pack includes two bottles each of our most popular flavors — Green Apple, Berry

Lemonade and Cream Soda. This authorization provides us with the opportunity to expand our retail outlet distribution, making our core products more accessible to new and existing consumers. Our existing distribution network provides coverage to approximately 75% of Walmart’s stores, and we are actively working with our distribution partners as well as expanding our distribution network to make our product available in all of Walmart’s approximately 3,800 U.S.-based stores. As of the date of this Report, we estimate that we are servicing over 60% of Walmart stores and plan to service 75% of these stores before the first anniversary of this important authorization.

Our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink;

•	expanding our SKU offerings and space in the grocery stores where we are already present;

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment; and

•	initiating relationships in additional international regions that index high on carbonated soft drink consumption.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. During 2010, we re-launched our WhoopAss Energy Drink and have plans in 2011 to launch a new, more natural and lower calorie product in the natural sparkling beverage market. Although we believe that we will be able to continue to create competitive and relevant brands to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

We discontinued our Jones Organicstm and Jones Naturals® brands in the first quarter of 2010 following the loss of DTR customers that accounted for a significant portion of our sales of those products and due to the costs of maintaining inventory for low volume products and our decision to transition out of underperforming product lines. In addition, we determined during the fourth quarter of 2010 that we would begin transitioning out of underperforming product lines, Jones 24C® and Jones GABA®, to focus our sales and marketing resources on our core Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink.

In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. (See Notes 2 and 15 to the financial statements).

Taking into account the net proceeds from our February 2011 draw down under the Equity Line, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs at least into the first half of 2012. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions

The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern (see “Liquidity and Capital Resources”).

Results of Operations

Years Ended December 31, 2010 and 2009

Revenue

For the year ended December 31, 2010, revenue was approximately $17.5 million, a decrease of $8.5 million, or 32.6% from $26.0 million in revenue for the year ended December 31, 2009. The decrease in revenue was primarily attributable to a decrease in total case sales compared to the prior year of 50.1% to 1.4 million cases, which included a 35.6% decrease in cases sales through our DSD and DTR channels. Case sales through our DSD channel declined by 340,800 cases from 2009 levels and included a decrease of 134,400 cases due to the transitioning out of underperforming product lines, including Jones 24C® and Jones GABA®, as we focus our sales and marketing resources on our core Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. The balance of the decline in DSD case sales compared to 2009 is comprised primarily of a decrease in case sales of Jones Soda glass bottles and occurred primarily in the first half of the year. We believe this was due to continued reduced demand resulting from the impact of the economic downturn in 2008 and 2009 on consumer spending levels, to inefficiencies in our distributor network as well as a lack of disciplined focus on our core product. However, we believe that the decline in case sales has slowed as a result of our efforts, beginning in the latter part of 2010, to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors in addition to the transition out of several of our product lines in the fourth quarter of 2010 as we focus on our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. With respect to our DTR channel, the loss of significant DTR customers in early 2010 contributed to the decline of 392,100 case sales in that channel during 2010 compared to 2009. Case sales of concentrate decreased to 111,000 cases, a decrease of 86.4%, compared to 2009. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Soda glass bottle business as well as our newly re-launched WhoopAss Energy Drink, with less emphasis on our concentrate soda channel, which is a lower margin business for us. However, we believe our efforts with respect to expanding our distribution network will contribute to our sales through our DSD and DTR channels in future periods.

For the year ended December 31, 2010, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.6 million, a decrease of $1.1 million, or 39.0%, from $2.7 million a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in our DTR channel and to a lesser extent, a decrease in our DSD channel due to pricing strategies that lowered the use of promotion allowances in exchange for lower delivered pricing. This strategy was changed during the fourth quarter and as such, we anticipate an overall increase in our promotional allowance and slotting fee costs in 2011.

Gross Profit

	Year Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)

Gross profit	$4,042	$3,890	3.9%
% of Revenue	23.1%	15.0%

For the year ended December 31, 2010, gross profit increased by approximately $152,000 or 3.9%, to $4.0 million as compared to $3.9 million in gross profit for the year ended December 31, 2009. This increase was primarily the result of lower gross profit in the prior year resulting from a $2.2 million charge, consisting of a $1.8 million write-down of excess GABA inventory and a $422,000 impairment of equipment located at a co-packer relating to our concentrate soda channel. Additionally, the reduction in promotion allowances and slotting fees, and a significant reduction in storage costs per case due to improved inventory management, contributed to the increase in gross profit. Offsetting the increase was the impact of a $506,000 write-down of excess GABA in 2010. For the year ended December 31, 2010, gross profit as a percentage of revenue increased to 23.1% compared to 15.0% for the year ended December 31, 2009. The change in gross profit as a percentage of revenue was primarily the result of the charges incurred in 2009, which negatively impacted gross profit for that year as noted above. Specifically, the percentages reflect reductions of 2.9% for 2010 and 8.6% for 2009 due to the inventory write-downs in each year as well as impairment charges for 2009.

Licensing Revenue

Licensing revenue decreased 61.6%, or $50,000 to $31,000 for the year ended December 31, 2010, from $81,000 for the year ended December 31, 2009, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2011.

Promotion and Selling Expenses

Promotion and selling expenses for the year ended December 31, 2010 were approximately $4.7 million, a decrease of $3.1 million, or 40.2%, from $7.8 million for the year ended December 31, 2009. Promotion and selling expenses as a percentage of revenue decreased to 26.7% for the year ended December 31, 2010, from 30.1% in 2009. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $1.4 million, to $2.6 million, or 14.8% of revenue. This decrease in 2010 resulted primarily from the effects of decreases in sales personnel in conjunction with the strategic refocus and cost containment efforts taken during 2009, which included reductions in workforce. Also contributing to the decrease in promotion and selling expenses was a $1.8 million decrease in trade promotion and marketing expenses from $3.9 million to $2.1 million, or 11.9% of revenue for 2010, due in part to our cost containment efforts, including the reduction of agency fees and sponsorships.

We anticipate promotion and selling expenses to begin to increase in future quarters and plan to spend approximately $3 million for marketing during 2011. The anticipated increase is due in part to the added sales and marketing personnel brought on during the third quarter of 2010 to support our strategy of securing and growing larger distributor and national retail accounts, as well as growing our Jones Soda glass bottle business, our newly re-launched WhoopAss Energy Drink, and our planned launch in 2011 of a natural sparkling beverage.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were $6.0 million, a decrease of $600,000 or 9.3%, compared to $6.6 million for the year ended December 31, 2009. General and administrative expenses as a percentage of revenue increased to 34.1% for the year ended December 31, 2010 from 25.4% in the same period of 2009. The decrease in general and administrative expenses was primarily due to a decrease in professional fees and a reduction in salaries and benefits resulting from a decrease in headcount primarily as a result of the strategic refocus and cost containment efforts. Offsetting these decreases was an increase in bad debt expense due in part to adjustments in the prior year period that reduced the allowance for doubtful accounts.

Income Tax Benefit (Expense), Net

Provision for income taxes for the years ended December 31, 2010 and 2009 was a benefit of $338,000 and an expense of $72,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and reflects a non-recurring credit for 2010 due to a tax refund allowed. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2010 decreased to $6.1 million from a net loss of $10.5 million for the year ended December 31, 2009. This was primarily due to a decrease in promotion and selling expense of $3.1 million and general and administrative expense of $600,000 as a result of decreases in salaries and benefits primarily due to headcount reductions and our cost containment efforts as well as a tax refund allowed resulting from our Canadian operations. Also contributing to the reduction in net loss was an increase in gross profit of $152,000 for the reasons outlined above under “Gross Profit.”

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had cash and cash-equivalents of approximately $5.4 million and $5.0 million, respectively, and working capital of $8.1 million and $8.5 million, respectively. Cash used in operations during fiscal years 2010 and 2009 totaled $3.5 million and $7.3 million, respectively. Cash provided by operations was $83,000 during the quarter ended December 31, 2010. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.

For the year ended December 31, 2010, net cash provided by investing activities totaled approximately $344,000 due primarily to redemption of the restricted certificate of deposit in conjunction with the repayment of the note payable we issued in 2009 to consolidate our capital leases into one promissory note for a lower interest rate. For the year ended December 31, 2009, net cash provided by investing activities totaled approximately $419,000 due primarily to the sale of short-term investments, partially offset by the purchase of the certificate of deposit required to secure our promissory note. Net cash provided by financing activities for the year ended December 31, 2010, totaled approximately $3.6 million, due to the proceeds from the draw downs on our equity line, offset by the repayment of the note payable. This compares to net cash used by financing activities for the year ended December 31, 2009, which totaled approximately $129,000, due to the repayment of capital lease obligations offset by the proceeds from the note payable resulting from the consolidation of our capital leases into one promissory note for a lower interest rate. We incurred a net loss of $6.1 million for the year ended December 31, 2010, which included charges of $506,000 relating to a further write-down of our GABA inventory (see Note 3 in Item 8 of this Report). Our accumulated deficit increased to $46.1 million as of December 31, 2010 compared to the prior year’s deficit of $40.0 million.

In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. (See Notes 2 and 15).

Taking into account the net proceeds through our final draw down under the Equity Line in February 2011, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. During 2010, we discontinued four of our product lines to focus our efforts in the sparkling beverage category. To that end, we plan to introduce a new product offering during 2011 to enhance our sparkling beverage portfolio; however, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with new product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs.

Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, but it is our intent to renegotiate key remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2010 and 2009 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

Our commitments as of December 31, 2010 with respect to known contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	5 Years

Operating lease obligations	118	118	—	—	—
Sponsorships	7,150	300	3,145	3,330	375
Purchase obligations	3,158	2,380	730	48	—

TOTAL	$10,426	$2,798	$3,875	$3,378	$375

Our operating lease expires in August 2011, and we are currently evaluating properties in order to enter into a new building lease.

Our sponsorship obligations include commitments under our Sponsorship Agreements with the New Jersey Nets and the Portland Trail Blazers. These obligations vary in terms and commit us to payments from 2011 to 2016. We describe these arrangements in “Sponsorship Arrangements” in Item 1 of this Report.

Purchase obligations reflected in the table above include approximately $2.6 million in sugar under our supply agreements with our four pure cane sugar suppliers and approximately $239,000 in glass under our supply agreement with our glass supplier.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contingencies

We are subject to the possibility of losses from various contingencies. See Item 3 — Legal Proceedings for disclosure of the Sexton Action. We are unable to predict the outcome of this action, which could result in significant liability and could have a material adverse effect on our business, results of operations, or financial condition.

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

With respect to our concentrate soda channel, we recognize revenue from the sale of concentrate to on a gross basis upon receipt of concentrate. The selling price and terms of sale of concentrate is determined in accordance with our manufacturing and distribution agreements. Our credit terms from the sale of concentrate typically require payment within 30 days of delivery. Generally we do not accept returns on sales of concentrate; however, in limited instances, due to product quality or other custom package commitments, we may accept returned product. To date, such returns have not been material.

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

Trade Spend and Promotion Expenses

The provisions for discounts, slotting fees and allowances is recorded as an offset to revenue and shown net on the consolidated statement of operations. Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made. Estimates are made to accrue for amounts that have not yet been invoiced.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item is inapplicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Jones Soda Co.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington
March 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jones Soda Co.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Jones Soda Co. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 31, 2010

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,448	$4,975
Accounts receivable, net of allowance of $166 and $87	2,220	2,508
Taxes receivable	480	11
Inventory, net	2,279	3,711
Prepaid expenses and other current assets	305	487

Total current assets	10,732	11,692
Fixed assets, net of accumulated depreciation of $2,973 and $2,951	296	807
Other assets	435	1,035

Total assets	$11,463	$13,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853	$1,397
Accrued expenses	1,592	1,571
Taxes payable	146	69
Note payable, current portion	—	125

Total current liabilities	2,591	3,162
Note payable	—	219
Long-term liabilities — other	2	—
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 30,418,301 and 26,427,989 shares, respectively	47,917	43,925
Additional paid-in capital	6,570	5,771
Accumulated other comprehensive income	450	418
Accumulated deficit	(46,067)	(39,961)

Total shareholders’ equity	8,870	10,153

Total liabilities and shareholders’ equity	$11,463	$13,534

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
	(In thousands, except share data)

Revenue	$17,526	$26,013
Cost of goods sold	12,978	19,875
Write-down of excess GABA inventory and impairment of fixed assets	506	2,248

Gross profit	4,042	3,890
Licensing revenue	31	81
Operating expenses:
Promotion and selling	4,676	7,820
General and administrative	5,983	6,596

	10,659	14,416

Loss from operations	(6,586)	(10,445)
Other income (expense), net	142	(30)

Loss before income taxes	(6,444)	(10,475)
Income tax benefit (expense), net	338	(72)

Net loss	$(6,106)	$(10,547)

Net loss per share
Basic and diluted	$(0.22)	$(0.40)
Weighted average basic and diluted common shares outstanding	27,172,697	26,433,645

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Number	Amount	Capital	(Loss) Income	Deficit	Equity
		(In thousands, except per share amounts)

Balance, January 1, 2009	26,460,409	$43,924	$5,044	$(79)	$(29,414)	$19,475
Exercise of stock options	3,215	1	—	—	—	1
Stock-based compensation	(35,635)	—	727	—	—	727
Net loss	—	—	—	—	(10,547)
Other comprehensive income, foreign currency translation gain, net of tax	—	—	—	497	—
Comprehensive loss						(10,050)

Balance, December 31, 2009	26,427,989	43,925	5,771	418	(39,961)	10,153
Exercise of stock options	70,834	54	—	—	—	54
Stock-based compensation	217,305	—	799	—	—	799
Equity line fees to Glengrove	70,053	97	—	—	—	97
Common stock issued, net of offering costs of $196	3,632,120	3,841	—	—	—	3,841
Net loss	—	—	—	—	(6,106)
Other comprehensive income, foreign currency translation gain, net of tax	—	—	—	32	—
Comprehensive loss						(6,074)

Balance, December 31, 2010	30,418,301	$47,917	$6,570	$450	$(46,067)	$8,870

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(6,106)	$(10,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	799	727
Depreciation and amortization	379	811
Write-down of excess GABA inventory and impairment of fixed assets	506	2,248
Loss on disposal of fixed assets	168	22
Commitment fee on equity financing	68	—
Deferred income taxes	2	151
Change in allowance for doubtful accounts	79	(243)
Other non-cash charges and credits	7	39
Changes in operating assets and liabilities:
Accounts receivable	178	364
Taxes receivable	(456)	266
Inventory	1,252	210
Prepaid expenses and other current assets	211	206
Other assets	(80)	(245)
Accounts payable	(549)	(165)
Accrued expenses	5	(1,137)
Taxes payable	72	30

Net cash used in operating activities	(3,465)	(7,263)
INVESTING ACTIVITIES:
Redemption of certificate of deposit, restricted	376	—
Purchase of certificate of deposit, restricted	—	(376)
Short-term investments, net	—	890
Purchase of fixed assets	(32)	(100)
Sale of fixed assets	—	5

Net cash provided by investing activities	344	419
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,841	—
Proceeds from note payable	—	376
Proceeds from exercise of stock options	54	1
Repayment of capital lease obligations	—	(474)
Repayment of note payable	(345)	(32)

Net cash provided by (used in) financing activities	3,550	(129)

Net decrease in cash and cash equivalents	429	(6,973)
Effect of exchange rate changes on cash	44	212
Cash and cash equivalents, beginning of period	4,975	11,736

Cash and cash equivalents, end of period	$5,448	$4,975

Supplemental disclosure:
Cash paid (received) during period for:
Interest	$4	$(3)
Income taxes	1	(423)
Non-cash financing activity:
Non-cash settlement of production obligation	$—	$132
Issuance of stock as commitment fee	97	—

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages, including the following product lines and extensions:

•	Jones Soda®, a premium carbonated soft drink:

•	Jones Zilchtm, with zero calories (and an extension of the Jones Soda® product line);

•	WhoopAss Energy Drink®, an energy supplement drink; and

•	WhoopAss Zero Energy Drink®, with zero sugar (and an extension of the WhoopAss Energy Drink® product line).

We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc. as well as one non-operating subsidiary, Whoopass USA Inc.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

Liquidity

As of December 31, 2010 and 2009, we had cash and cash-equivalents of approximately $5.4 million and $5.0 million, respectively, and working capital of $8.1 million and $8.5 million, respectively. Cash used in operations during fiscal years 2010 and 2009 totaled $3.5 million and $7.3 million, respectively. Cash provided by operations was $83,000 during the quarter ended December 31, 2010. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.

For the year ended December 31, 2010, net cash provided by investing activities totaled approximately $344,000 due primarily to redemption of the restricted certificate of deposit in conjunction with the repayment of the note payable we issued in 2009 to consolidate our capital leases into one promissory note for a lower interest rate. For the year ended December 31, 2009, net cash provided by investing activities totaled approximately $419,000 due primarily to the sale of short-term investments, partially offset by the purchase of the certificate of deposit required to secure our promissory note. Net cash provided by financing activities for the year ended December 31, 2010, totaled approximately $3.6 million due to the proceeds from the draw downs on our equity line offset by the repayment of the note payable. This compares to net cash used by financing activities for the year ended December 31, 2009, which totaled approximately $129,000, due to the repayment of capital lease obligations offset by the proceeds from the note payable resulting from the consolidation of our capital leases into one promissory note for a lower interest rate. We incurred a net loss of $6.1 million for the year ended December 31, 2010, which included charges of $506,000 relating to a further write-down of our GABA inventory (see Note 3). Our accumulated deficit increased to $46.1 million as of December 31, 2010 compared to the prior year’s deficit of $40.0 million.

In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares, for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated (see Notes 2 and 15).

Taking into account the net proceeds through our final draw down under the Equity Line in February 2011, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. During 2010, we discontinued four of our product lines to focus our efforts in the sparkling beverage category. To that end, we plan to introduce a new product offering during 2011 to enhance our sparkling beverage portfolio; however, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with new product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs.

Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, but it is our intent to renegotiate key remaining sponsorship arrangements to reduce our payment obligations. However, there can be no assurance that we will be able to modify these sponsorship arrangements in a timely manner to reduce our payment obligations or make any other changes to the terms of our sponsorship arrangements.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity financings, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. Our audited financial statements for the year ended December 31, 2009 were also prepared assuming we would continue as a going concern. The economic conditions in 2009 and the beginning of 2010 made forecasting demand for our products extremely difficult, which led to continued uncertainty regarding our ability to meet our revised 2010 case sales projections and operating plan. Those uncertainties, together with our inability to implement further meaningful cost containment measures beyond those we had already undertaken in 2009 and the difficult environment in which to obtain additional equity or debt financing, raised substantial doubt at December 31, 2009 about our ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Short-term investments

Short-term investments have a remaining maturity of less than twelve months. All short-term investments are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. The estimate of fair value is based on publicly available market information or other estimates determined by management. Interest income on our short-term investments of $0 and $31,000 for the years ended December 31, 2010 and 2009, respectively, was recorded in “other (expense) income, net” in our consolidated statements of operations.

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable

Our accounts receivable balance includes balances from trade sales. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $166,000, and $87,000 as of December 31, 2010 and 2009, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following as of December 31 (in thousands):

	2010	2009

Balance, beginning of year	$87	$330
Net charges to bad debt expense	182	(190)
Write-offs	(103)	(53)
Recoveries	—	—

Balance, end of year	$166	$87

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory, and amounts to be used in production beyond twelve months are considered long-term assets and are recorded in other assets. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold. We recorded a charge for the write-down of excess GABA inventory during the years ended December 31, 2010 and 2009 (see Note 3).

Fixed assets

Fixed assets are recorded at cost less accumulated depreciation and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate

Equipment	20% to 30%
Vehicles and office and computer equipment	30%
Equipment under capital lease	Lease term which approximates its useful life

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We recorded an

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of fixed assets during the year ended December 31, 2009 of $422,000 (see Note 3). There are no outstanding intangible assets as of December 31, 2010 and 2009.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and allowances. Such incentives are recognized as a reduction in revenue at the later of the date on which the related revenue is recognized or a commitment is made, except in the case of slotting which is recognized when the commitment is made. For the years ended December 31, 2010 and 2009, our revenue was reduced by $1.6 million and $2.7 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Licensing revenue is recorded when we receive a sale confirmation from the third party.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are included in revenue and total $397,000 and $468,000 for the years ended December 31, 2010 and 2009. The actual costs of shipping and handling paid by us are included in cost of sales.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2010 and 2009, we incurred advertising costs of $1.1 million and $1.8 million, respectively.

We entered into sponsorship agreements with Brooklyn Arena LLC and New Jersey Basketball, LLC (New Jersey Nets) effective October 2007 and with Trail Blazer Inc, (Portland Trailblazers) effective October 2008 both of which provide us with the beverage rights to sell our beverages at sports venues as well as signage, advertising and other promotional benefits to enhance our brand awareness. We have allocated amounts under the agreements to the identifiable benefits including signage, advertising and other promotional benefits based on their fair value and are recognizing such costs in promotion and selling expenses based on our existing policy for such expenses. The remaining amounts due under the agreement in excess of the fair value of the identifiable benefits, if any, are recorded as a reduction to revenue.

Income taxes

We account for incomes taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2010 or 2009.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2010 and 2009, due to the net loss, all outstanding equity options are anti-dilutive.

Comprehensive loss

Comprehensive loss is comprised of net loss and other adjustments, including items such as non-U.S. currency translation adjustments. We do not provide income taxes on currency translation adjustments, as the historical earnings from our Canadian subsidiary is considered to be indefinitely reinvested.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for us for the year ending December 31, 2010. The impact of the adoption did not have a material impact on our consolidated financial statements.

2.	Equity Financing

In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 common shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated (see Note 15).

The issuance of the common shares to Glengrove and the sale of those shares from time to time by Glengrove to the public have been registered with the SEC (see Note 15).

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Write-down of Excess GABA Inventory and Impairment of Fixed Assets

Write-down of excess GABA inventory and impairment of fixed assets consists of the following as of December 31 (in thousands):

	2010	2009

Write-down of excess GABA raw material inventory	$241	$1,616
Write-down of excess GABA finished goods inventory	265	210
Impairment of co-packer equipment for concentrate soda channel	—	422

	$506	$2,248

The write-down for excess inventory is based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete or excess inventory. During 2009, we experienced lower than anticipated sales of Jones GABA due to slower ordering cycles compounded by the continued economic slowdown and our inability to direct additional sales and marketing resources after the product launch given our financial constraints. While we believed we would be able to utilize all of the $1.8 million of inventory purchased through our normal operations in 2009 and beyond, several events in the fourth quarter of 2009 led us to evaluate the amount of inventory on hand and its valuation. Our product pipeline options on alternative uses of GABA that we had been exploring during 2009 did not materialize by the end of 2009. In addition, based on third party evidence, there was minimal to no value placed on the GABA ingredient. As such, in the fourth quarter of 2009, we wrote down the GABA inventory that was in excess of our forecast. During 2010, and upon the decision to begin transitioning out of GABA in the fourth quarter in conjunction with difficulties we encountered with finding markets to sell the remaining inventory, we wrote-down the remaining excess GABA inventory.

4.	Inventory

Inventory consists of the following as of December 31 (in thousands):

	2010	2009

Finished goods	$1,695	$2,794
Raw materials	584	917

	$2,279	$3,711

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

5.	Fixed Assets

Fixed assets consist of the following as of December 31 (in thousands):

	2010	2009

Vehicles	$390	$428
Equipment	1,430	1,907
Office and computer equipment	1,449	1,423

	3,269	3,758
Accumulated depreciation	(2,973)	(2,951)

	$296	$807

After September 2009, the fixed assets under lease were no longer secured with Key Bank (see Note 8).

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in December 2009, an impairment charge was recorded totaling $422,000 relating to the co-packer equipment for our concentrate soda channel (see Note 3).

6.	Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2010	2009

Certificate of deposit	$—	$376
GABA raw materials	—	239
GABA finished goods	—	64
Other	435	356

	$435	$1,035

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

As of December 31, 2009, $239,000 represented the amount of GABA raw materials inventory in excess of our forecasted inventory demands for the next twelve months for the production of Jones GABA. The carrying value reflected the lower of cost or market value at the time.

7.	Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2010	2009

Employee benefits	$420	$233
Promotion and selling	725	597
Other accruals	447	741

	$1,592	$1,571

8.	Note Payable

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

9.	Lease Obligations

Our scheduled payments, at December 31, 2010 are as follows (in thousands):

Operating
Lease

2011	$118

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2010 and 2009, the Company incurred rental expenses of $192,000 and $207,000, respectively.

10.	Shareholders’ Equity

In 2002 we adopted a stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants (2002 Plan). On May 18, 2006, at the annual shareholders meeting, the shareholders approved an amendment to the 2002 Plan to increase the total number of shares of common stock authorized for issuance during the life of the plan from an aggregate 3,750,000 shares to 4,500,000 shares. On May 31, 2007, at the annual shareholders meeting, the shareholders approved the amendment to the 2002 Plan to permit awards of restricted stock grants, and the 2002 Plan was renamed the “2002 Stock Option and Restricted Stock Plan” (Plan).

Under the terms of our Plan, our Board of Directors may grant options or restricted stock awards to employees, officers, directors and consultants. Stock options are granted at the closing price of our stock on the date of grant for a ten-year term, and generally vest over a period of forty-two months with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. At December 31, 2010, there were 496,312 shares of unissued common stock authorized and available for issuance under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at January 1, 2009	1,459,358	$4.90
Options granted	744,250	0.80
Options exercised	(3,215)	0.37
Options cancelled/expired	(810,897)	4.83

Balance at January 1, 2010	1,389,496	$2.96
Options granted	877,000	0.89
Options exercised	(70,834)	0.76
Options cancelled/expired	(405,878)	2.45

Balance at December 31, 2010	1,789,784	$1.96
Exercisable, December 31, 2010	962,593	$2.79
Vested and expected to vest	1,683,199	$2.02

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2010:

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.25 to $0.50	140,713	7.94	$0.37	78,577	7.94	$0.37
$0.51 to $1.09	1,019,071	8.53	0.81	460,783	8.50	0.81
$1.10 to $2.99	325,000	6.08	1.25	160,000	0.70	1.25
$3.00 to $4.00	146,250	7.36	3.27	104,483	7.36	3.27
$4.01 to $9.33	102,250	0.41	6.72	102,250	0.41	6.72
$9.34 to $22.95	56,500	1.19	18.67	56,500	1.19	18.67

	1,789,784	7.34	1.96	962,593	5.93	2.79

(b)	Restricted stock awards:

During the year ended December 31, 2010, the Board of Directors granted 231,875 shares of restricted stock to employees under our Plan. Restricted stock is valued at the grant date market price of the underlying securities. No monetary payment is required from the employees upon receipt of restricted stock.

A summary of our restricted stock activity is as follows:

		Weighted-	Weighted-
		Average	Average
	Restricted	Grant Date	Contractual
	Shares	Fair Value	Life

Non-vested restricted stock at January 1, 2009	80,978	$6.48	2.37 yrs
Granted	—	—
Vested	(18,116)	6.58
Cancelled/expired	(29,029)	6.64

Non-vested restricted stock at January 1, 2010	33,833	$6.06	8.01 yrs
Granted	231,875	1.12
Vested	(86,413)	1.69
Cancelled/expired	(20,714)	3.05

Non-vested restricted stock at December 31, 2010	158,581	$1.52	9.44 yrs

Of the vested shares, a total of 3,338 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan for the year ended December 31, 2010. The average price paid per share of $2.61, reflects the average market value per share of the shares withheld for tax purposes. A total of 4,824 shares were repurchased in 2009 and the average price paid per share was $2.45.

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

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by management, additional adjustments to stock-based compensation expense may be required in future periods.

At December 31, 2010, the unrecognized compensation expense related to stock options and non-vested restricted stock was $415,000 and $59,000, respectively, which is to be recognized over weighted-average periods of 2.1 years and 0.1 years, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	2010	2009

Type of awards:
Stock options	$521	$591
Restricted stock	278	136

	$799	$727

Income statement account:
Promotion and selling	$165	$180
General and administrative	634	547

	$799	$727

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Twelve Months Ended December 31,
	2010	2009

Expected dividend yield	—	—
Expected stock price volatility	93.0%	87.4%
Risk-free interest rate	2.6%	2.20%
Expected term (in years)	5.7 years	5.9 years
Weighted-average grant date fair-value	$0.67	$0.59

During the year ended December 31, 2010, no material modifications were made to outstanding stock options. Additionally, there were no stock-based compensation costs capitalized as part of the cost of any asset as of December 31, 2010.

The aggregate intrinsic value of stock options outstanding at December 31, 2010 and 2009 was $264,000 and $6,514 and for options exercisable was $241,000 and $2,465, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2010 and 2009 was $60,000 and $1,000. There was no intrinsic value of restricted stock vested during the year ended December 31, 2010 and 2009.

(d)	Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of common stock of the Company at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2010.

11.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and will match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. During the years ended December 31, 2010 and 2009, the total matching contributions were $58,000 and $76,000, respectively.

12.	Commitments and Contingencies

Commitments

As of December 31, 2010, we continue to have commitments to various suppliers of raw materials and commitments under our Sponsorship Agreements with the New Jersey Nets and Portland Trailblazers.

These obligations vary in terms. Purchase obligations in future periods under these commitments are expected to occur as follows (in thousands):

							2016 and
	Total	2011	2012	2013	2014	2015	Thereafter

Purchase Obligations	$3,158	$2,380	$706	$24	$24	$24	$—
Sponsorships	7,150	300	1,550	1,595	1,641	1,689	375

Total	$10,308	$2,680	$2,256	$1,619	$1,665	$1,713	$375

Legal proceedings

On September 4, 2007, a putative class action complaint was filed against us, our then serving chief executive officer, and our then serving chief financial officer in the U.S. District Court for the Western District of Washington, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case was entitled Saltzman v. Jones Soda Company, et al., Case No. 07-cv-1366-RSL, and purported to be brought on behalf of a class of purchasers of our common stock during the period March 9, 2007 to August 2, 2007. Six substantially similar complaints subsequently were filed in the same court, some of which alleged claims on behalf of a class of purchasers of our common stock during the period November 1, 2006 to August 2, 2007. Some of the subsequently filed complaints added as defendants certain current and former directors and another former officer of the Company. The complaints generally alleged violations of federal securities laws based on, among other things, false and misleading statements and omissions about our financial results and business prospects. The complaints sought unspecified damages, interest, attorneys’ fees, costs, and expenses. On October 26, 2007, these seven lawsuits were consolidated as a single action entitled In re Jones Soda Company Securities Litigation, Case No. 07-cv-1366-RSL. On March 5, 2008, the Court appointed Robert Burrell lead plaintiff in the consolidated securities case. On May 5, 2008, the lead plaintiff filed a First Amended Consolidated Complaint, which purports to allege claims on behalf of a class of purchasers of our common stock during the period of January 10, 2007, to May 1, 2008, against the Company and Peter van Stolk, our former Chief Executive Officer, former Chairman of the Board, and former director. The First Amended Consolidated Complaint generally alleges violations of federal securities laws based on, among other things, false and misleading statements and omissions about our agreements with retailers, allocation of resources, and business prospects. Defendants filed a motion to dismiss the amended complaint on July 7, 2008. After hearing oral argument on February 3, 2009, the Court granted the motion to dismiss in its entirety on February 9, 2009. Plaintiffs filed their motion for leave to amend their complaint on March 25, 2009. On June 22, 2009, the Court issued an order denying plaintiffs’ motion for leave to amend and dismissed the case with prejudice. On July 7, 2009, the Court entered judgment in favor of the Company and Mr. van Stolk. On August 5, 2009, plaintiffs filed a notice of appeal of the Court’s order dismissing the complaint and denying plaintiffs’ motion for leave to amend, and the resulting July 7, 2009 judgment. The parties’ briefing on the appeal was completed on March 4, 2010, and the Ninth Circuit Court of Appeals heard oral argument on July 15, 2010. On August 30, 2010, the Ninth Circuit

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

panel affirmed the denial of plaintiffs’ motion for leave to amend. On September 20, 2010, plaintiffs filed a petition for rehearing of their appeal by the full Ninth Circuit. On October 20, 2010, the Ninth Circuit denied plaintiffs’ petition for rehearing. Plaintiffs did not file a petition for review by the U.S. Supreme Court, and the time for doing so has passed.

In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case is entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions has been voluntarily dismissed and the other has been consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated. On July 9, 2010, the Court dismissed the consolidated action without prejudice because the court has entered a Stay of Proceedings, but no status report on the case has been received.

The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and set a deadline of April 18, 2011 for the plaintiffs to file a consolidated complaint and a deadline of June 2, 2011 for defendants to file motions to dismiss, with briefing to be concluded by August 17, 2011.

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

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in thousands):

	2010	2009

Current
Federal	$(68)	$—
State	11	(26)
Foreign	(281)	6

Total	(338)	(20)
Deferred
Federal	—	(10)
State	—	2
Foreign	—	100

Total	—	92

Provision (benefit) for income taxes	$(338)	$72

Loss before provision (benefit) for income taxes was as follows for the years ended December 31 (in thousands):

	2010	2009

United States	$(6,636)	$(10,687)
Foreign	192	212

Total	$(6,444)	$(10,475)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2010	2009

Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(2.66)	(0.27)
State income taxes, net of federal benefit	(0.10)	3.00
Change in valuation allowance	(37.63)	(35.69)
Non-recurring credit	10.53	—
Other, net	1.11	(1.73)

Benefit (provision) for income taxes	5.25%	(0.69	) %

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows (in thousands):

	2010	2009

Deferred tax assets
Net operating loss carry forwards	$13,899	$11,506
Capital assets	15	174
Intangible assets	189	239
Inventory adjustment and reserve	833	827
Stock-based compensation	1,147	953
Other	151	189

Total deferred tax asset	16,234	13,888
Valuation allowance	(16,234)	(13,885)

Net deferred tax asset	$—	$3
Deferred tax liabilities	(2)	(2)

Total deferred tax asset (liability)	(2)	1

Classified as current	—	—

Long-term asset (liability)	$(2)	$1

The Company continues to experience significant losses in its U.S. operations which are material to the Company’s decision to maintain a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. As of December 31, 2009, the valuation allowance increased by $3.7 million. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $3.2 million. As of December 31, 2010, the valuation allowance increased by $2.4 million.

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

At December 31, 2010, the Company has net operating loss carry-forwards for income tax purposes in the United States of $41.9 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2010 and 2009.

The tax years that remain open to examination by the taxing authorities are 2006 — 2010, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A provision had not been made at December 31, 2010 and 2009, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2010, the resulting withholding tax provision would not be material to our financial condition or results of operations.

14.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2010	2009

Revenue:
United States	$12,428	$20,519
Canada	4,336	4,656
Other countries	762	838

Total revenue	$17,526	$26,013

	2010	2009

Fixed assets:
United States	$296	$807
Canada	—	—

Total fixed assets	$296	$807

During the years ended December 31, 2010 and 2009, three of our customers represented approximately 31% and 29%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 21% and 13%, respectively of revenue.

15.	Subsequent Events

On February 1, 2011, we completed our final draw down and sale under the Equity Line of credit arrangement with Glengrove, pursuant to which Glengrove purchased 1,596,773 shares of our common stock for approximately $1.41 per share for net proceeds of $2.2 million. We sold to Glengrove a total of 5,228,893 shares which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated (see Note 2).

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2010 and 2009 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4

2010 quarter:
Revenue	$3,893	$5,365	$5,125	$3,143
Write-down of excess GABA inventory	—	(178)	(166)	(162)
Gross profit	808	1,293	1,384	557
Loss from operations	(2,090)	(1,522)	(974)	(2,000)
Net loss	(2,132)	(1,554)	(578)	(1,842)
Basic and diluted loss per share	(0.08)	(0.06)	(0.02)	(0.06)

	Q1	Q2	Q3	Q4

2009 quarter:
Revenue	$7,071	$7,482	$7,156	$4,304
Write-down of excess GABA inventory and impairment of fixed assets	—	—	(210)	(2,038)
Gross profit	1,445	2,056	1,513	(1,124)
Loss from operations	(2,649)	(1,921)	(1,504)	(4,371)
Net loss	(2,601)	(1,967)	(1,482)	(4,497)
Basic and diluted loss per share	(0.10)	(0.07)	(0.06)	(0.17)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness and design of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2010.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, is included in our proxy statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2010, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2010, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2010, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2010, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our 2002 Stock Option and Restricted Stock Plan and 2007 Employee Stock Purchase Plan, both of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

	(a)	(b)	(c)
	No. of	Weighted	Number of Securities
	Shares to be	Average	Remaining Available
	Issued Upon	Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Stock Options,	Stock Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in Column
Plan Category	Rights	Rights	(a))

Equity Compensation Plans Approved by Shareholders	1,789,784	$1.96	796,312	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

TOTAL	1,789,784	$1.96	796,312	(1)

(1)	Includes 496,312 shares available for issuance under the 2002 Stock Option and Restricted Stock Plan, under which we may grant restricted stock awards in addition to stock options. Each non-employee director receives an annual stock option grant of up to 20,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our 2002 Stock Option and Restricted Stock Plan. Also includes 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2010, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2010, our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1) Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2010 Annual Report on Form 10-K.

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

Dated: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ WILLIAM R. MEISSNER William R. Meissner	President and Chief Executive Officer	March 18, 2011

/s/ MICHAEL R. O’BRIEN Michael R. O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011

/s/ MILLS A. BROWN Mills A. Brown	Director	March 18, 2011

/s/ RICHARD S. EISWIRTH, JR. Rick Eiswirth, Jr.	Director	March 18, 2011

/s/ MICHAEL M. FLEMING Michael M. Fleming	Director	March 18, 2011

/s/ MATTHEW K. KELLOGG Matthew K. Kellogg	Director	March 18, 2011

/s/ SUSAN A. SCHRETER Susan A. Schreter	Director	March 18, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1		Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
3.2		Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913.)
10.1		Lease Agreement dated September 15, 2006, between R2H2 LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on September 22, 2006; File No. 000-28820.)
10	.2++	Sponsorship and Beverage Availability Agreement among Brooklyn Arena, LLC, New Jersey Basketball, LLC and Jones Soda Co., dated effective October 29, 2007. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our quarterly report on Form 10-Q, filed November 9, 2007; File No. 000-28820.)
10	.3*	Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our definitive proxy statement for our 2007 annual meeting of shareholders, filed on April 18, 2007, File No. 000-28820.)
10	.4*	Form of Stock Option Agreement under 2002 Stock Option and Restricted Stock Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.24 to our annual report on Form 10-K, filed March 17, 2008; File No. 000-28820.)
10	.5*	Form of Restricted Stock Purchase Agreement under 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 8, 2008; File No. 000-28820.)
10	.6*	Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, the Company’s definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)
10	.7*	Compensation for Directors of Jones Soda Co. (Filed herewith.)
10	.8*	Summary of Jones Soda Co. 2010 Bonus Plan For Executive Officers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on November 12, 2010; File No. 000-28820.)
10	.9*	Employment Offer Letter between William R. Meissner and Jones Soda Co., dated April 6, 2010 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed April 9, 2010; File No. 000-28820.)
10	.10*	Employment Offer Letter between Michael O’Brien and Jones Soda Co., dated August 15, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed August 18, 2008; File No. 000-28820.)
10	.11*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Michael O’Brien. (Previously filed with, and incorporated herein by reference to, Exhibit 10.29 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.12*	Employment Letter, dated January 3, 2008, between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 99.2 to our current report on Form 8-K, filed January 9, 2008; File No. 000-28820.)
10	.13*	First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)
10	.14*	Second Amendment to Employment Offer Letter, dated May 4, 2009, by and between the Company and Joth Ricci. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 10, 2009; File No. 000-28820.)

10	.15*	Separation Agreement and General Release, dated May 4, 2009, by and between the Company and Stephen C. Jones. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 10, 2009; File No. 000-28820.)
21.1		Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2003; File No. 000-28820.)
23.1		Consent of Peterson Sullivan LLP (Filed herewith.)
23.2		Consent of Deloitte & Touche LLP (Filed herewith.)
31.1		Certification by William R. Meissner, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2		Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1		Certification by William R. Meissner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.2		Certification by Michael R. O’Brien, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.