Form 10-Q
period 2011-03-31
JONES SODA CO
filed 2011-05-13
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2011, there were 31,989,818 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

EXPLANATORY NOTE
     Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., myJones.com Inc. and Whoopass USA Inc.
     In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”
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
     In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:
•	Our ability to successfully execute on our 2011 operating plan;

•	Our ability to establish and maintain distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our product, on which our business plan and future growth are dependent in part;

•	Our ability to successfully launch new products or our failure to achieve case sales goals with respect to existing products;

•	Our ability to secure additional financing or to generate sufficient cash flow from operations;

•	Our ability to use the net proceeds from future financings to improve our financial condition or market value;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to modify our key sponsorship arrangement in a timely manner to reduce our obligations or make any other changes or to realize the benefits expected from this sponsorship agreement, to which we have dedicated significant resources;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;

•	Rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to build and sustain proper information technology infrastructure;

•	Our inability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market which may adversely affect our market price and liquidity;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations;

•	Our ability to comply with the many regulations to which our business is subject.
     For a more detailed discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 21, 2011. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,584	$5,448
Accounts receivable, net of allowance of $238 and $166	2,425	2,220
Taxes receivable	5	480
Inventory	2,538	2,279
Prepaid expenses and other current assets	483	305

Total current assets	11,035	10,732
Fixed assets, net of accumulated depreciation of $3,020 and $2,973	411	296
Other assets	423	435

Total assets	$11,869	$11,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$853
Accrued expenses	1,386	1,592
Taxes payable	18	146
Capital lease obligations, current portion	21	—

Total current liabilities	2,182	2,591
Capital lease obligations	100	—
Long-term liabilities — other	2	2
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 31,990,297 and 30,418,301 at March 31, 2011 and December 31, 2010, respectively	50,088	47,917
Additional paid-in capital	6,745	6,570
Accumulated other comprehensive income	489	450
Accumulated deficit	(47,737)	(46,067)

Total shareholders’ equity	9,585	8,870

Total liabilities and shareholders’ equity	$11,869	$11,463

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$4,087	$3,893
Cost of goods sold	3,087	3,085

Gross profit	1,000	808
Licensing revenue	5	10
Operating expenses:
Promotion and selling	1,280	1,224
General and administrative	1,480	1,684

	2,760	2,908

Loss from operations	(1,755)	(2,090)
Other income (expense), net	72	(4)

Loss before income taxes	(1,683)	(2,094)
Income tax benefit (expense), net	13	(38)

Net loss	$(1,670)	$(2,132)

Net loss per share
Basic and diluted	$(0.05)	$(0.08)
Weighted average basic and diluted common shares outstanding	31,453,016	26,427,972
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,670)	$(2,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	119
Stock-based compensation	175	167
Deferred income taxes	—	2
Change in allowance for doubtful accounts	72	(3)
Other non-cash charges and credits	—	7
Changes in operating assets and liabilities:
Accounts receivable	(260)	(246)
Taxes receivable	479	5
Inventory	(249)	(91)
Prepaid expenses and other current assets	(206)	34
Other assets	11	11
Accounts payable	(110)	(72)
Accrued expenses	(213)	(356)
Taxes payable	(130)	31

Net cash used in operating activities	(2,055)	(2,524)
INVESTING ACTIVITIES:
Purchase of fixed assets	(149)	(10)

Net cash used in investing activities	(149)	(10)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,185	—
Proceeds from capital lease obligation	122	—
Proceeds from exercise of stock options	16	1
Payments on capital lease obligations	(1)	—
Repayment of note payable	—	(32)

Net cash provided by (used in) financing activities	2,322	(31)

Net increase (decrease) in cash and cash equivalents	118	(2,565)
Effect of exchange rate changes on cash	18	21
Cash and cash equivalents, beginning of period	5,448	4,975

Cash and cash equivalents, end of period	$5,584	$2,431

Supplemental disclosure:
Cash (received) paid during period for:
Interest	$(52)	$3
Income taxes	(372)	13
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     Jones Soda Co. develops, produces, markets and distributes premium beverages, including the following product lines and extensions:
•	Jones Soda®, a premium carbonated soft drink:
•	Jones Zilch™, with zero calories (and an extension of the Jones Soda® product line);
•	WhoopAss Energy Drink®, an energy supplement drink; and
•	WhoopAss Zero Energy Drink®, with zero sugar (and an extension of the WhoopAss Energy Drink® product line).
     We are a Washington corporation and have three operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and myJones.com, Inc., as well as one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Use of estimates
     The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of fixed assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates.
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

Liquidity
     As of March 31, 2011, we had cash and cash equivalents of approximately $5.6 million and working capital of $8.9 million. Cash used in operations during the three months ended March 31, 2011 totaled $2.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.7 million during the three months ended March 31, 2011.
     We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility on February 1, 2011 (see Note 2), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. The introduction of new and re-launched products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with such product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs.
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
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.
     The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarters ended March 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
3. Inventory
     Inventory consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$1,810	$1,695
Raw materials	728	584

	$2,538	$2,279

     Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.
4. Capital Lease
     In January 2011, we entered into a capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The debt is payable over a 60-month period at 6.99% interest. Our remaining scheduled lease payments, which include $22,000 in interest, are $22,000 for 2011, $29,000 for each of the years 2012 thru 2015, and $5,000 for 2016.
5. Stock-Based Compensation
     Under the terms of our 2002 Stock Option and Restricted Stock Plan (the Plan), our Board of Directors may grant options or restricted stock awards to employees, officers, directors and consultants. Stock Options are granted at the closing price of our stock on the date of grant for a ten-year term, and generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. Restricted stock is valued at the grant date market price of the underlying securities. No monetary payment is required from the employees upon receipt of restricted stock. Restricted stock awards also generally vest over a period of forty-two months, with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. At March 31, 2011, there were 357,851 shares available for issuance under the Plan.

(a) Stock options:
     A summary of our stock option activity is as follows:

	Outstanding Options
		Weighted Average
	Number of	Exercise
	Shares	Price
Balance at January 1, 2011	1,789,784	$1.96
Options granted	290,000	1.42
Options exercised	(22,431)	0.66
Options cancelled/expired	(104,425)	1.16

Balance at March 31, 2011	1,952,928	$1.71
Exercisable, March 31, 2011	938,162	$2.39
Vested and expected to vest	1,821,963	$1.75
(b) Restricted stock awards:
     A summary of our restricted stock activity is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2011	158,581	$1.52
Granted	—	—
Vested	(106,692)	1.51
Cancelled/expired	(47,781)	1.44

Non-vested restricted stock at March 31, 2011	4,108	$2.87
     A total of 47,352 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Plan for the three months ended March 31, 2011. The average price paid per share of $1.32, reflects the average market value per share of the shares withheld for tax purposes. A total of 907 shares were repurchased for the three months ended March 31, 2010 and the average price paid per share was $1.63.
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
     At March 31, 2011, the unrecognized compensation expense related to stock options and non-vested restricted stock awards was $609,000 and $8,100, respectively, which is to be recognized over weighted-average periods of 2.3 years and 0.6 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2011	2010

Type of awards:
Stock options	$85	$135
Restricted stock	90	32

	$175	$167

	Three months ended March 31,
	2011	2010

Income statement account:
Promotion and selling	$58	$33
General and administrative	117	134

	$175	$167

     We employ the following key weighted average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model (there were no stock option grants during the quarter ended March 31, 2010):

Three months ended
March 31, 2011
Expected dividend yield	—
Expected stock price volatility	98.7%
Risk-free interest rate	2.6%
Expected term (in years)	6.0 years
Weighted-average grant date fair-value	$1.12
     The aggregate intrinsic value of stock options outstanding at March 31, 2011 and 2010 was $253,000 and $24,000 and for options exercisable was $278,000 and $16,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $13,000 and $300.
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
     The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and the plaintiffs filed a notice of designation of operative complaint by the deadline of April 18, 2011. The defendants have until June 2, 2011 to file motions to dismiss, with briefing to be concluded by August 17, 2011.
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
7. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other adjustments, including items such as non-U.S. currency translation adjustments. We do not provide income taxes on currency translation adjustments, as the historical earnings from our Canadian subsidiary are considered to be indefinitely reinvested.
     The following table summarizes our comprehensive loss for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(1,670)	$(2,132)
Currency translations	39	33

Comprehensive loss	$(1,631)	$(2,099)

8. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Revenues are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three months ended March 31,
	2011	2010
United States	$3,164	$2,700
Canada	879	1,013
Other countries	44	180

Total revenue	$4,087	$3,893

     During the three months ended March 31, 2011 and 2010, three of our customers represented approximately 36% and 34%, respectively, of revenue, one of which, A. Lassonde Inc., a Canadian direct store delivery distributor, represented approximately 21% and 18%, respectively, of revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2010 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 21, 2011.
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
Overview
     We develop, produce, market and distribute premium beverages, including the following product lines and extensions:
•	Jones Soda®, a premium carbonated soft drink;
•	Jones Zilch™, with zero calories (and an extension of the Jones Soda® product line);
•	WhoopAss Energy Drink®, an energy supplement drink; and
•	WhoopAss Zero Energy Drink®, with zero sugar (and an extension of the WhoopAss Energy Drink® product line).
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
     Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, delicatessens, and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape is evolving, with the majority of our core case sales sold through our DSD channel in recent years. We are strategically building our international, national and regional retailer network by focusing on the distribution system that what will provide us the best top-line driver for our products and optimize availability of our products. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national and regional retail accounts in our core markets throughout the U.S. and Canada. In addition, we are expanding our international business outside of North America and have secured distribution with independent distributors in Ireland, the United Kingdom and Australia.
     During the second quarter of 2010, Walmart authorized us to retail our products in Walmart’s U.S.-based stores. Under the authorization, we have been allocated three shelf facings for a custom assorted 6-pack of Jones Soda. The 6-pack includes two bottles each of our most popular flavors — Green Apple, Berry Lemonade and Cream Soda. This authorization provides us with the opportunity to expand our retail outlet distribution, making our core products more accessible to new and existing consumers. Our existing distribution network provides coverage to approximately 75% of Walmart’s stores, and we are actively working with our distribution partners as well as expanding our distribution network to make our product available in all of Walmart’s stores. As of the date of this Report, we estimate that we are servicing over 65% of Walmart stores that are within our distribution network.
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

      We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility on February 1, 2011 (see Note 2 to the financial statements), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions
     The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern (see “Liquidity and Capital Resources”).
Results of Operations
     The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue
		(Dollars in thousands, except share data)
Consolidated statements of operation data:
Revenue	$4,087	100.0	$3,893	100.0
Cost of goods sold	(3,087)	(75.5)	(3,085)	(79.2)

Gross profit	1,000	24.5	808	20.8
Licensing revenue	5	0.1	10	0.3
Promotion and selling expenses	(1,280)	(31.3)	(1,224)	(31.4)
General and administrative expenses	(1,480)	(36.2)	(1,684)	(43.3)

Loss from operations	(1,755)	(42.9)	(2,090)	(53.6)
Other income (expense), net	72	1.7	(4)	(0.1)

Loss before income taxes	(1,683)	(41.2)	(2,094)	(53.7)
Income tax benefit (expense), net	13	0.3	(38)	(1.0)

Net loss	$(1,670)	(40.9)	$(2,132)	(54.7)

Basic and diluted net loss per share	$(0.05)		$(0.08)

	As of
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$8,009	$7,668
Fixed assets, net	411	296
Total assets	11,869	11,463
Long-term liabilities	102	2
Working capital	8,853	8,141

	Three Months Ended March 31,
	2011	2010
Case sale data (288-ounce equivalent):
Finished products cases	302,000	310,700
Concentrate cases	—	26,800

Total cases	302,000	337,500

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
     Revenue
     For the quarter ended March 31, 2011, revenue was approximately $4.1 million, an increase of $194,000, or 5.0%, from $3.9 million in revenue for the three months ended March 31, 2010. This increase in revenue is primarily attributable to an increase in sales through our DSD channel of our core product lines, Jones Soda glass and WhoopAss Energy Drink, which increased by 28,700 cases, or 13%. We believe this was the direct result of our efforts, beginning in the latter part of 2010, to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors, in addition to the transition out of several of our product lines in the fourth quarter of 2010 as we focus on our core product lines. The increase in case sales of Jones Soda glass and WhoopAss Energy Drink through our DSD channel was offset by a decrease of 38,400 cases in discontinued lines, primarily Jones 24C ®, Jones Naturals®, and Jones Organics tm. There were no case sales of concentrate during the first quarter compared to 26,800 cases during the same period of 2010. As part of management’s strategic refocus, we intend to continue to emphasize our higher-margin core products, including our Jones Soda glass bottle business as well as our newly re-launched WhoopAss Energy Drink, with less emphasis on our concentrate soda channel, which is a lower margin business for us. However, we believe our efforts with respect to expanding our distribution network will contribute to sales through our DSD channel in future periods.
     For the quarter ended March 31, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $328,000, a decrease of $80,000, or 19.6%, from $408,000 a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to a decrease in promotion allowances in the CSD and DTR channels due to our focus on core products through our DSD channel. We expect promotional allowances and slotting fees to be higher in 2011 than in 2010 as the year continues, as we concentrate on more traditional trade spend strategies in order to increase sales velocity.
     Gross Profit
     For the quarter ended March 31, 2011, gross profit increased by approximately $192,000, or 23.8%, to $1.0 million as compared to $808,000 in gross profit for the quarter ended March 31, 2010. This increase was primarily a result of the increase in revenue in the first quarter of 2011 compared to the same period in the prior year for the reasons outlined above under “Revenue”. Also contributing to the increase is an improvement in cost of goods sold resulting from our transition out of underperforming product lines which had a higher cost to produce. These increases were offset somewhat by higher freight costs during the quarter as a result of rising fuel prices. For the quarter ended March 31, 2011, gross profit as a percentage of revenue increased to 24.5% from 20.8% for the first quarter of 2010.

     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended March 31, 2011 were $1.3 million, an increase of $56,000, or 4.6%, from $1.2 million for the quarter ended March 31, 2010. Promotion and selling expenses as a percentage of revenue decreased slightly to 31.3% for the quarter ended March 31, 2011, from 31.4% in the same period in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $141,000, to $762,000, or 18.6% of revenue driven by added sales and marketing personnel to support our growth strategy. This increase to promotion and selling expenses was offset by a reduction in trade promotion and marketing expenses from $604,000 to $518,000, or 12.7% of revenue for the quarter ended March 31, 2011, due in part to our reduced sponsorship costs. We anticipate increased promotion and selling expenses in future quarters due to our hiring of additional sales and marketing personnel to support our strategy of securing and growing larger distributor and national retail accounts, as well as our efforts to grow our Jones Soda glass bottle and WhoopAss Energy Drink core product lines.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended March 31, 2011 were $1.5 million, a decrease of $204,000, or 12.1%, compared to $1.7 million for the quarter ended March 31, 2010. General and administrative expenses as a percentage of revenue decreased to 36.2% for the three months ended March 31, 2011 from 43.3% in the same period of 2010. The decrease in general and administrative expenses was primarily due to a decrease in professional fees offset by an increase in bad debt expense.
     Income Tax Benefit (Expense), Net
     Provision for income taxes for the quarters ended March 31, 2011 and 2010 was a benefit of $13,000 and an expense of $38,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended March 31, 2011 decreased to $1.7 million from a net loss of $2.1 million for the quarter ended March 31, 2010. This was primarily due to a decrease in general and administrative expenses of $204,000, for the reasons discussed above, combined with an increase in gross profit of $192,000 due to increased case sales of our core products and the discontinuation of lower margin, underperforming product lines.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2011, we had cash and cash equivalents of approximately $5.6 million and working capital of $8.9 million. Cash used in operating activities during the three months ended March 31, 2011 totaled $2.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the three months ended March 31, 2011, net cash used by investing activities totaled $149,000, due to the purchase of fixed assets primarily comprised of the purchase of two branded vehicles, while net cash provided by financing activities totaled $2.3 million due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. We incurred a net loss of $1.7 million during the three months ended March 31, 2011.

     We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility on February 1, 2011 (see Note 2 to the financial statements), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including our Jones Soda glass bottle business and our newly re-launched WhoopAss Energy Drink. The introduction of new and re-launched products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with such product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs.
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
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In the event we require additional financing to support our working capital needs, we believe we have various debt and equity financing alternatives available to us. However, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.
     The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarters ended March 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Contractual Obligations
     There have been no material changes to the Contractual Obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 21, 2011. There have been no material changes in our critical accounting policies during the three months ended March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2011.
(b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The two remaining shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The Court also established a case schedule, which, among other things, set the close of fact discovery as January 4, 2009, and set a trial date of May 4, 2009. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action allege, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints seek unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and the plaintiffs filed a notice of designation of operative complaint by the deadline of April 18, 2011. The defendants have until June 2, 2011 to file motions to dismiss, with briefing to be concluded by August 17, 2011.
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
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. However, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information for shares repurchased during the first quarter of 2011.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Fiscal Period	Shares Purchased(1)	Paid per Share(1)	Programs	Programs (in $ ’000)
January 1 to January 31, 2011	—	—	—	—
February 1 to February 28, 2011	46,779	$1.32	—	—
March 1 to March 31, 2011	573	$1.22	—	—

Total	47,352	$1.32	—	—

(1)	The number of shares reported above as purchased are attributable to shares withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes.
ITEM 5. OTHER INFORMATION
Summary of 2011 Executive Bonus Plan
     On May 9, 2011, the Board of Directors (the “Board”) of Jones Soda Co. (the “Company”), on the recommendation of the Board’s Compensation and Governance Committee (the “Committee”), adopted the 2011 Executive Bonus Plan (the “2011 Bonus Plan”), a cash bonus plan for William Meissner, the Company’s President and Chief Executive Officer, and Michael O’Brien, the Company’s Chief Financial Officer. The performance period for the 2011 Bonus Plan is January 1, 2011 to December 31, 2011. The target bonus for each executive is equal to 50% of the executive’s 2011 base salary, resulting in a target bonus for Mr. Meissner of $125,000 and a target bonus for Mr. O’Brien of $100,000.
     The 2011 Bonus Plan consists of the following components, weighted as shown in the following chart: (1) for each executive, an objective component (the “Corporate Performance Component”) based on Company performance measures; (2) for Mr. O’Brien, a component based on the achievement of key performance criteria as developed by the Company’s Chief Executive Officer and approved by the Committee; and (3) for each executive, a discretionary component.

Performance Measure	Weighting for Meissner	Weighting for O’Brien
Corporate Performance Component:
• Revenue Growth	25%	12.5%
• Gross Profit Growth	25%	12.5%
• Combined Case Sales of New Products	25%	12.5%
Key Performance Criteria	N/A	37.5%
Discretionary	25%	25%
     Depending on the level of achievement for each measure under the Corporate Performance Component, executives may receive between 0% and 150% of applicable target amounts, as follows: achievement of 100% of the target for a measure under the Corporate Performance Component will result in 100% payout for that measure; achievement in excess of 100% of the target for a measure under the Corporate Performance Component will result in a payout equal to the percentage achievement for that measure, up to a maximum of 150%; and achievement below 100% of the target for a measure under the Corporate Performance Component will result in a reduction of the payout for that measure by 2% for each percentage point of underachievement.
     Payouts under the key performance criteria component for Mr. O’Brien will be determined by the Board in consultation with the Company’s Chief Executive Officer. There is no minimum or maximum payout applicable to this component.
     Payout under the discretionary component for each executive will be at the Board’s discretion, based on any criteria that the Board determines to be appropriate in its sole discretion. There is no minimum or maximum payout applicable to the discretionary component for either executive.
     The 2011 Bonus Plan is administered by the Board. The Board, in its sole discretion, determines the actual bonus (if any) payable to each participant. In addition, the Board may, in its sole discretion, make adjustments to the payouts under the 2011 Bonus Plan as a result of extraordinary events and/or conditions that either positively or negatively impact the Company’s performance.
     The description of the 2011 Bonus Plan contained in this report is qualified in its entirety by reference to the full text of the 2011 Executive Bonus Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1*	Jones Soda Co. 2011 Executive Bonus Plan (Filed herewith.)

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 13, 2011

JONES SODA CO.
By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer