Form 10-Q
period 2011-06-30
JONES SODA CO
filed 2011-08-12
CIK 1083522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______________ to _______________
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
     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2011, there were 31,992,675 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Page
Explanatory Note	3
Cautionary Notice Regarding Forward Looking Statements	3
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	5
b) Condensed Consolidated Statements of Operations — three and six months ended June 30, 2011 and 2010	6
c) Condensed Consolidated Statements of Cash Flows — six months ended June 30, 2011 and 2010	7
d) Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	24
Item 6. Exhibits	24
EX-10.1
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,628	$5,448
Accounts receivable, net of allowance of $304 and $166	2,575	2,220
Taxes receivable	5	480
Inventory	3,025	2,279
Prepaid expenses and other current assets	212	305

Total current assets	10,445	10,732
Fixed assets, net of accumulated depreciation of $3,028 and $2,973	428	296
Other assets	595	435

Total assets	$11,468	$11,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,527	$853
Accrued expenses	1,855	1,592
Taxes payable	60	146
Capital lease obligations, current portion	22	—

Total current liabilities	3,464	2,591
Capital lease obligations	94	—
Long-term liabilities — other	2	2
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 31,992,581 and 30,418,301 at June 30, 2011 and December 31, 2010, respectively	50,089	47,917
Additional paid-in capital	6,866	6,570
Accumulated other comprehensive income	510	450
Accumulated deficit	(49,557)	(46,067)

Total shareholders’ equity	7,908	8,870

Total liabilities and shareholders’ equity	$11,468	$11,463

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$4,914	$5,365	$9,001	$9,258
Cost of goods sold	3,497	3,894	6,584	6,979
Write-down of excess GABA inventory	—	178	—	178

Gross profit	1,417	1,293	2,417	2,101
Licensing revenue	7	8	12	18
Operating expenses:
Promotion and selling	1,873	1,078	3,153	2,302
General and administrative	1,313	1,745	2,793	3,428

	3,186	2,823	5,946	5,730

Loss from operations	(1,762)	(1,522)	(3,517)	(3,611)
Other income (expense), net	6	(3)	78	(8)

Loss before income taxes	(1,756)	(1,525)	(3,439)	(3,619)
Income tax expense, net	(64)	(29)	(51)	(67)

Net loss	$(1,820)	$(1,554)	$(3,490)	$(3,686)

Net loss per share — basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.14)
Weighted average basic and diluted common shares outstanding	31,990,645	26,451,211	31,724,816	26,439,596
See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(3,490)	$(3,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	228
Stock-based compensation	295	401
Change in allowance for doubtful accounts	138	35
Inventory write-down	—	246
Write-down of excess GABA inventory	—	178
Loss on disposal of fixed assets	—	155
Deferred income taxes	—	2
Other non-cash charges and credits	—	7
Changes in operating assets and liabilities:
Accounts receivable	(477)	(965)
Taxes receivable	483	—
Inventory	(732)	201
Prepaid expenses and other current assets	64	25
Other assets	23	74
Accounts payable	622	980
Accrued expenses	253	(436)
Taxes payable	(89)	37

Net cash used in operating activities	(2,824)	(2,518)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	(183)	—
Redemption of certificate of deposit, restricted	—	376
Purchase of fixed assets	(173)	(16)
Sale of fixed assets	3	—

Net cash (used in) provided by investing activities	(353)	360
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,185	—
Proceeds from capital lease obligation	122	—
Proceeds from exercise of stock options	17	60
Payments on capital lease obligations	(6)	—
Repayment of note payable	—	(345)

Net cash provided by (used in) financing activities	2,318	(285)

Net decrease in cash and cash equivalents	(859)	(2,443)
Effect of exchange rate changes on cash	39	(10)
Cash and cash equivalents, beginning of period	5,448	4,975

Cash and cash equivalents, end of period	$4,628	$2,522

Supplemental disclosure:
Cash received (paid) during period for:
Interest	$50	$(5)
Income taxes	361	1
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
Basis of presentation and consolidation
     The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements and the unaudited interim condensed consolidated financial statements as of June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Liquidity
     As of June 30, 2011, we had cash and cash equivalents of approximately $4.6 million and working capital of $7.0 million. Cash used in operations during the six months ended June 30, 2011 totaled $2.8 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.8 million during the three months ended June 30, 2011.
     We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility on February 1, 2011 (see Note 2), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including Jones Soda and our newly re-launched WhoopAss Energy Drink. The introduction of new and re-launched products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with such product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs that do not jeopardize our growth plans.
     Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, and have been reduced by approximately $7.0 million through 2017 as the result of our termination of the sponsorship arrangement with the New Jersey Nets (see Note 7).
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In order to execute on our growth strategy beyond our 2011 operating plan, we will require additional financing to support our working capital needs. The amount of additional capital we will require, and the timing of our capital needs, will depend on a number of factors, including the performance of our business for the remainder of 2011 and beyond and the market conditions for debt or equity financing. Although we believe we may have various debt and equity financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.
     The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarters ended June 30, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
3. Inventory
     Inventory consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$2,438	$1,695
Raw materials	587	584

	$3,025	$2,279

     Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.
4. Capital Lease
     In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The debt is payable over a 60-month period at 6.99% interest. Our remaining scheduled lease payments, which include $20,000 in interest, are $15,000 for 2011, $29,000 for each of the years 2012 through 2015, and $5,000 for 2016.
5. Lease Obligations
     In June 2011, we entered into an office building sublease for use as our principal headquarters, as our previous lease expires in August 2011 and does not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five year terms. Under the terms of the sublease, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association in an amount equivalent to 50% of the total Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000, which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit which is recorded in other assets.
     Our scheduled sublease payments as of June 30, 2011 are as follows (in thousands):

Operating Lease
2011	$—
2012	201
2013	206
2014	211
2015	216
Thereafter	127

$961

6. Stock-Based Compensation
     At our Annual Meeting held on May 25, 2011, our shareholders approved the Jones Soda Co. 2011 Incentive Plan (2011 Plan). As a result, the 2002 Stock Option and Restricted Stock Plan (2002 Plan) was terminated, and equity awards granted after the 2011 Annual Meeting will be made under the 2011 Plan. Awards outstanding under the 2002 Plan will remain outstanding in accordance with their existing terms.
     The 2011 Plan initially authorizes the issuance of 3,000,000 shares of the Company’s common stock. Starting in 2012, the number of shares authorized under the 2011 Plan also may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of the Company’s outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year.
     Under the terms of the 2011 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. As of June 30, 2011, there were 3,000,000 shares available for issuance under the 2011 Plan.
(a)	Stock options:
     A summary of our stock option activity is as follows:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2011	1,789,784	$1.96
Options granted	480,000	1.35
Options exercised	(25,288)	0.68
Options cancelled/expired	(176,243)	1.20

Balance at June 30, 2011	2,068,253	$1.68
Exercisable, June 30, 2011	1,096,879	$2.17
Vested and expected to vest	2,024,156	$1.70
(b)	Restricted stock awards:
     A summary of our restricted stock activity is as follows:

	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2011	158,581	$1.52
Granted	—	—
Vested	(107,264)	1.52
Cancelled/expired	(47,781)	1.42

Non-vested restricted stock at June 30, 2011	3,536	$2.80
     A total of 47,352 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the six months ended June 30, 2011, and the average price paid per share of $1.32, reflects the average market value per share of the shares withheld for tax purposes. There were no shares withheld by the

Company for the three months ended June 30, 2011. A total of 808 and 1,715 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the three and six months ended June 30, 2010, respectively, and the average price paid per share of $2.03 and $1.82, respectively, reflects the average market value per share of the shares withheld for tax purposes.
(c)	Stock-based compensation expense:
     Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period. We recognize compensation expense for only the portion of stock options or restricted stock expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
     At June 30, 2011, the unrecognized compensation expense related to stock options and non-vested restricted stock awards was $683,000 and $4,300, respectively, which is to be recognized over weighted-average periods of 2.2 years and 0.4 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Type of awards:
Stock options	$115	$213	$200	$348
Restricted stock	5	21	95	53

	$120	$234	$295	$401

Income statement account:
Promotion and selling	$28	$25	$86	$58
General and administrative	92	209	209	343

	$120	$234	$295	$401

     We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Six Months Ended June 30
	2011	2010
Expected dividend yield	—	—
Expected stock price volatility	99.4%	91.9%
Risk-free interest rate	2.5%	2.8%
Expected term (in years)	5.9 years	5.6 years
Weighted-average grant date fair-value	$1.06	$0.60
     The aggregate intrinsic value of stock options outstanding at June 30, 2011 and 2010 was $135,000 and $311,000 and for options exercisable was $257,000 and $188,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 and 2010 was $700 and $57,000 and $14,000 and $58,000, respectively.
7. Commitments and contingencies
Commitments
     In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, effectively ending the agreement five years early. In connection with the termination, we agreed to pay $500,000, which is recorded in accrued liabilities as of June 30, 2011. The payment includes a $150,000 payment owed under the Amended Sponsorship

Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011 and a termination fee of $350,000 payable in three installments ending March 1, 2012.
     With the conclusion of our sponsorship with the Portland Trailblazers effective June 30, 2011, our remaining sponsorships are comprised of several athlete and other sponsorships; these obligations vary in terms. Sponsorship obligations in future periods under these commitments, after giving effect to the termination of the New Jersey Nets Sponsorship, are expected to occur as follows (in thousands):

	Total	2011	2012	2013
Sponsorships	$425	$125	$150	$150
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
     In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case was entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions was voluntarily dismissed and the other was consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated. On July 9, 2010, the Court dismissed the consolidated action without prejudice.
     The two other shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case

No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action alleged, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints sought unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and the plaintiffs filed a notice of designation of operative complaint by the deadline of April 18, 2011. On June 2, 2011, the plaintiffs in the actions comprising the Sexton Action filed a notice of voluntary dismissal without prejudice.
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
     The following table summarizes our comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,820)	$(1,554)	$(3,490)	$(3,686)
Currency translations	21	(78)	60	(45)

Comprehensive loss	$(1,799)	$(1,632)	$(3,430)	$(3,731)

9. Segment Information
     We have one operating segment with operations primarily in the United States and Canada. Revenues are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$3,678	$3,784	$6,842	$6,484
Canada	1,227	1,322	2,106	2,335
Other Countries	9	259	53	439

Total revenue	$4,914	$5,365	$9,001	$9,258

     During the three months ended June 30, 2011 and 2010, three of our customers represented approximately 43% and 35%, respectively, of revenue, one of which, A. Lassonde Inc., a Canadian direct store delivery distributor, represented approximately 33% and 24%, respectively, of revenue. During the six months ended June 30, 2011 and 2010, three of our customers represented approximately 40% and 32%, respectively, of revenue, one of which, A. Lassonde Inc., a Canadian direct store delivery distributor, represented approximately 28% and 21%, respectively, of revenue.

10. Subsequent Events
     In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, effectively ending the agreement five years early. In connection with the termination, we agreed to pay $500,000 which is recorded in accrued liabilities as of June 30, 2011. The payment includes a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011 and a termination fee of $350,000 payable in three installments ending March 1, 2012.
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
     Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, delicatessens, and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape is evolving, with the majority of our case sales of our core products, including Jones Soda as well as our newly re-launched WhoopAss Energy Drink, sold through our DSD channel in recent years. We are strategically building our national and regional retailer network by focusing on the distribution system that will provide us the best top-line driver for our products and optimize availability of our products. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national and regional retail accounts in our core markets throughout the U.S. and Canada. We also intend to initiate and enhance distributor relationships in international regions where we believe there may be appropriate demand for our products. Our international business outside of North America is comprised of Ireland, the United Kingdom and Australia.
     Our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:
•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;
•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink;
•	expanding the stock-keeping unit (SKU) offerings in the grocery stores where we are already present; and
•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment.
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
     We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility in February 2011 (see Note 2 to the financial statements), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. Additionally, in August 2011, we announced we were able to terminate our sponsorship arrangement with the New Jersey Nets (see “Liquidity and Capital Resources”) thereby reducing our sponsorship commitments by approximately $7.0 million through 2017 as we return our attention to grassroots marketing initiatives that focus on a nationwide audience. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In order to execute on our growth strategy beyond our 2011 operating plan, we will require additional financing to support our working capital needs. The amount of additional capital we will require, and the timing of our capital needs, will depend on a number of factors, including the performance of our business for the remainder of 2011 and beyond and the market conditions for debt or equity financing. Although we believe we may have various debt and equity financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

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

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue
			(Dollars in thousands, except share data)
Consolidated statements of operation data:
Revenue	$4,914	100.0	$5,365	100.0	$9,001	100.0	$9,258	100.0
Cost of goods sold	(3,497)	(71.2)	(3,894)	(72.6)	(6,584)	(73.1)	(6,979)	(75.4)
Write-down of excess GABA inventory	—	—	(178)	(3.3)	—	—	(178)	(1.9)

Gross profit	1,417	28.8	1,293	24.1	2,417	26.9	2,101	22.7
Licensing revenue	7	0.1	8	0.1	12	0.1	18	0.2
Promotion and selling expenses	(1,873)	(38.1)	(1,078)	(20.1)	(3,153)	(35.0)	(2,302)	(24.9)
General and administrative expenses	(1,313)	(26.7)	(1,745)	(32.5)	(2,793)	(31.0)	(3,428)	(37.0)

Loss from operations	(1,762)	(35.9)	(1,522)	(28.4)	(3,517)	(39.0)	(3,611)	(39.0)
Other income (expense), net	6	0.1	(3)	(0.1)	78	0.9	(8)	(0.1)

Loss before income taxes	(1,756)	(35.8)	(1,525)	(28.5)	(3,439)	(38.1)	(3,619)	(39.1)
Income tax expense, net	(64)	(1.3)	(29)	(0.5)	(51)	(0.6)	(67)	(0.7)

Net loss	$(1,820)	(37.1)	$(1,554)	(29.0)	$(3,490)	(38.7)	$(3,686)	(39.8)

Basic and diluted net loss per share	$(0.06)		$(0.06)		$(0.11)		$(0.14)

	As of
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$7,203	$7,668
Fixed assets, net	428	296
Total assets	11,468	11,463
Long-term liabilities	96	2
Working capital	6,981	8,141

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Case sale data (288-ounce equivalent):
Finished products cases	358,300	390,500	660,300	701,100
Concentrate cases	—	84,000	—	110,800

Total cases	358,300	474,500	660,300	811,900

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010
     Revenue
     For the quarter ended June 30, 2011, revenue was approximately $4.9 million, a decrease of $451,000, or 8.4%, from $5.4 million in revenue for the three months ended June 30, 2010. This decrease is in part attributable to a 4.3% decline in revenue due to the discontinuation of underperforming product lines, Jones Naturals®, Jones Organics TM, Jones 24C ® and Jones GABA®, and certain underperforming Jones Soda flavors (which we refer to as stock keeping units, or SKUs). This product line and SKU rationalization was initiated in the second half of 2010, after the arrival of our new Chief Executive Officer in April of that year, as part of our strategic decision to focus our business on our higher-margin, core products, including Jones Soda SKUs that we believe have demonstrated strong sales performance at retail (measured by the number of units of a particular SKU sold per point of distribution within a specific period of time, referred to as sales velocity) and our newly re-launched WhoopAss Energy Drink. As a result, for the second quarter of 2011 we earned significantly less revenue from these discontinued products and SKUs compared to the same period in the prior year as we cycle through the remaining inventory of these products, which we expect to continue through the remainder of the year. The following table summarizes the case sales and revenue for the three months ended June 30:

	Case Sales (288-ounce equivalent)		Revenue (in thousands)
	2011	2010	2011	2010
Core products — North America	347,000	323,400	$4,852	$4,688
Core products — International	700	21,100	9	259
Discontinued products	9,700	35,400	46	191
Discontinued SKUs	900	10,600	7	96
Concentrate	—	84,000	—	131

Total	358,300	474,500	$4,914	$5,365

     Also contributing to the decrease in revenue was a significant decline in our international market as a result of an underperforming key distributor serving the Ireland market that ultimately sought bankruptcy protection. This accounted for a 4.6% decrease in revenue in the second quarter of 2011 compared to the same period in 2010, and we expect this to continue to negatively impact our revenue for the remainder of the year as we transition to a new distributor in the Ireland market. In addition, there were no case sales of concentrate during the second quarter of 2011 compared to 84,000 cases during the same period of 2010.
     The decrease in revenue for the quarter ended June 30, 2011 compared to the same period of 2010 was offset, in part, by an increase in revenue from our continuing core product offerings in the North American market of 3.1%, driven by growth in case sales of Jones Soda and WhoopAss Energy Drink. We believe our efforts with respect to reinforcing and expanding our distribution network by partnering with new distributors and replacing underperforming distributors, coupled with our strategic refocus to emphasize our higher-margin core products, are beginning to positively impact our business.

     For the quarter ended June 30, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $573,000, an increase of $229,000, or 66.6%, from $344,000 a year ago. The increase in promotion allowances and slotting fees was primarily attributable to a focus on more traditional trade spend strategies for core products through our DSD channel in order to increase sales velocity. We expect promotional allowances and slotting fees to be higher in 2011 than in 2010 as the year continues and we concentrate on these traditional trade spend strategies.
     Gross Profit
     For the quarter ended June 30, 2011, gross profit increased by approximately $124,000, or 9.6%, to $1.4 million as compared to $1.3 million in gross profit for the quarter ended June 30, 2010. Despite the overall decrease in revenue during the quarter compared to the same period in the prior year for the reasons outlined above under “Revenue”, the increase in gross profit was benefited by a reduction in cost of goods sold in the second quarter of 2011 compared to the same period in the prior year as a result of our transition out of underperforming product lines which had a higher cost to produce. Additionally, the prior year gross profit was negatively impacted by a $178,000 write-down of excess GABA inventory. For the quarter ended June 30, 2011, gross profit as a percentage of revenue increased to 28.8% from 24.1% for the second quarter of 2010.
     Promotion and Selling Expenses
     Promotion and selling expenses for the quarter ended June 30, 2011 were $1.9 million, an increase of $795,000, or 73.7%, from $1.1 million for the quarter ended June 30, 2010. Promotion and selling expenses as a percentage of revenue increased to 38.1% for the quarter ended June 30, 2011, from 20.1% in the same period in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $419,000, to $964,000, or 19.6% of revenue driven by added sales and marketing personnel to support our growth strategy. Also contributing to the increase was trade promotion and marketing expenses which grew from $533,000 to $909,000, or 18.5% of revenue for the quarter ended June 30, 2011, due primarily to a $350,000 charge accrued to the second quarter in connection with the termination of our New Jersey Nets sponsorship agreement in August 2011. We anticipate increased promotion and selling expenses in future quarters compared prior year periods due to our hiring of additional sales and marketing personnel to support our strategy of securing and growing larger distributor and national retail accounts, as well as our efforts to grow our Jones Soda and WhoopAss Energy Drink core product lines.
     General and Administrative Expenses
     General and administrative expenses for the quarter ended June 30, 2011 were $1.3 million, a decrease of $432,000, or 24.8%, compared to $1.7 million for the quarter ended June 30, 2010. General and administrative expenses as a percentage of revenue decreased to 26.7% for the three months ended June 30, 2011 from 32.5% in the same period of 2010. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by a decrease in stock-based compensation, and a decrease in professional fees. In addition, general and administrative expenses were favorably impacted due to a loss on disposal of fixed assets in the prior year period.
     Income Tax Expense, Net
     Provision for income taxes for the quarters ended June 30, 2011 and 2010 was an expense of $64,000 and $29,000, respectively. The tax provision relates primarily to the tax on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved

U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the quarter ended June 30, 2011 increased to $1.8 million from a net loss of $1.6 million for the quarter ended June 30, 2010. This was primarily due to an increase in promotion and selling expenses of $795,000, offset by a decrease in general and administrative expenses for the reasons discussed above.
Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010
     Revenue
     For the six months ended June 30, 2011, revenue was approximately $9.0 million, a decrease of $257,000, or 2.8%, from $9.3 million in revenue for the six months ended June 30, 2010. This decrease is primarily attributable to a 8.8% decline in revenue due to the discontinuation of underperforming products lines, Jones Naturals®, Jones Organics TM, Jones 24C ® and Jones GABA®, and certain underperforming Jones Soda flavors (which we refer to as stock keeping units, or SKUs). This product line and SKU rationalization was initiated in the second half of 2010, after the arrival of our new Chief Executive Officer in April of that year, as part of our strategic decision to focus our business on our higher-margin, core products, including Jones Soda SKUs that we believe have demonstrated strong sales performance at retail (measured by the number of units of a particular SKU sold per point of distribution within a specific period of time, referred to as sales velocity) and our newly re-launched WhoopAss Energy Drink. As a result, for the first half of 2011 we earned significantly less revenue from these discontinued products and SKUs compared to the same period in the prior year as we cycle through the remaining inventory of these products, which we expect to continue through the remainder of the year. The following table summarizes the case sales and revenue for the six months ended June 30:

	Case Sales (288-ounce equivalent)		Revenue (in thousands)
	2011	2010	2011	2010
Core products — North America	642,600	559,300	$8,899	$7,855
Core products — International	3,700	35,500	53	439
Discontinued products	12,700	76,700	39	549
Discontinued SKUs	1,300	29,600	10	314
Concentrate	—	110,800	—	101

Total	660,300	811,900	$9,001	$9,258

     Also contributing to the decrease in revenue was a significant decline in our international market as a result of an underperforming key distributor serving the Ireland market that ultimately sought bankruptcy protection. This accounted for a 4.2% decrease in revenue in the first half of 2011 compared to the same period in 2010, and we expect this to continue to negatively impact our revenue for the remainder of the year as we transition to a new distributor in the Ireland market. In addition, there were no case sales of concentrate during the first half of 2011 compared to 110,800 cases during the same period a year ago.
     The decrease in revenue for the six months ended June 30, 2011 compared to the same period of 2010 was offset, in part, by an increase in revenue from our continuing core product offerings in the North American market of 11.3%, driven by growth in case sales of Jones Soda and WhoopAss Energy Drink. We believe this was the direct result of our efforts, beginning in the latter part of 2010, to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors, in addition to our transition out of underperforming products and SKUs as we focus on our core product lines.
     For the six months ended June 30, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $901,000, an increase of $148,000, or 19.7%, from $753,000 a year ago. The increase in promotion allowances and slotting fees was primarily attributable to a focus on more traditional trade spend strategies for core products through our DSD channel in order to increase sales velocity. We expect promotional allowances and slotting fees to be higher in 2011 compared to the same periods in 2010 as the year continues as we concentrate on these traditional trade spend strategies.
     Gross Profit
     For the six months ended June 30, 2011, gross profit increased by approximately $316,000, or 15.0%, to $2.4 million as compared to $2.1 million in gross profit for the six months ended June 30, 2010. Despite the overall decrease in revenue during the six months ended June 30, 2011 compared to the same period in the prior year for the reasons outlined above under “Revenue”, this increase in gross profit was primarily a result of a reduction in cost of goods sold for the first six months of 2011 compared to the same period in the prior year as a result of our transition out of underperforming product lines which had a higher cost to produce. Additionally, the prior year gross profit was negatively impacted by a $178,000 write-down of excess GABA inventory. For the six months ended June 30, 2011, gross profit as a percentage of revenue increased to 26.9% from 22.7% for the six months of 2010.
     Promotion and Selling Expenses
     Promotion and selling expenses for the six months ended June 30, 2011 were $3.2 million, an increase of $851,000, or 37.0%, from $2.3 million for the six months ended June 30, 2010. Promotion and selling expenses as a percentage of revenue increased to 35.0% for the six months ended June 30, 2011, from 24.9% in the same period in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $560,000, to $1.7 million, or 19.2% of revenue, driven by added sales and marketing personnel to support our growth strategy. Also contributing to the increase was trade promotion and marketing expenses which grew from $1.1 million, to $1.4 million, or 15.9% of revenue for the six months ended June 30, 2011, due primarily to a $350,000 charge accrued to the second quarter in connection with the termination of our New Jersey Nets sponsorship agreement in August 2011. We anticipate increased promotion and selling expenses in future quarters compared prior year periods due to our hiring of additional sales and marketing personnel to support our strategy of securing and growing larger distributor and national retail accounts, as well as our efforts to grow our Jones Soda and WhoopAss Energy Drink core product lines.
     General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2011 were $2.8 million, a decrease of $635,000, or 18.5%, compared to $3.4 million for the six months ended June 30, 2010. General and administrative expenses as a percentage of revenue decreased to 31.0% for the six months ended June 30, 2011 from 37.0% in the same period of 2010. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by a decrease in stock-based compensation, as well as a decrease in professional fees and depreciation expense. In addition, general and administrative expenses were favorably impacted due to a loss on disposal of fixed assets in the prior year period.
     Income Tax Expense, Net
     Provision for income taxes for the six months ended June 30, 2011 and 2010 was an expense of $51,000 and $67,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
     Net Loss
     Net loss for the six months ended June 30, 2011 decreased to $3.5 million from a net loss of $3.7 million for the six months ended June 30, 2010. This was primarily, for the reasons discussed above, due to a decrease in general and administrative expenses of $635,000 offset by an increase in promotion and selling expenses of $851,000, combined with an increase in gross profit of $316,000 due to increased revenue from our core products and the discontinuation of lower margin, underperforming product lines and SKUs.
Liquidity and Capital Resources
Liquidity
     As of June 30, 2011, we had cash and cash equivalents of approximately $4.6 million and working capital of $7.0 million. Cash used in operating activities during the six months ended June 30, 2011 totaled $2.8 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the six months ended June 30, 2011, net cash used by investing activities totaled $353,000, due to the investment in a certificate of deposit in conjunction with our new operating lease buildout, as well as the purchase of fixed assets primarily comprised of the purchase of two branded vehicles, while net cash provided by financing activities totaled $2.3 million due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. We incurred a net loss of $1.8 million during the three months ended June 30, 2011.
     We believe that our current cash and cash equivalents, which includes net proceeds of approximately $2.2 million received from our final draw down under the equity line of credit facility on February 1, 2011 (see Note 2 to the financial statements), will be sufficient to meet our anticipated cash needs at least into the first half of 2012. This will depend, however, on our ability to successfully execute our 2011 operating plan, which is based on our realigned higher-margin product portfolio, including Jones Soda and our newly re-launched WhoopAss Energy Drink. The introduction of new and re-launched products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with such product introductions. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant general and administrative cost containment measures, leaving us little room for further reductions in such costs that do not jeopardize our growth plans.
     Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, and have been reduced by approximately $7.0 million through 2017 as the result of the termination of our sponsorship arrangement with the New Jersey Nets (see “Contractual Obligations”).
     We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Our current 2011 operating plan does not require us to obtain additional financing; however, this will depend on our ability to meet our sales volume goals and otherwise execute on our operating plan. We believe it is imperative to meet these objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. In order to execute on our growth strategy beyond our 2011 operating plan, we will require additional financing to support our working capital needs. The amount of additional capital we will require, and the timing of our capital needs, will depend on a number of factors, including the performance of our business for the remainder of 2011 and beyond and the market conditions for debt or equity financing. Although we believe we may have various debt and equity financing alternatives available to us, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance that any new debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.
     The uncertainties relating to our ability to successfully execute our 2011 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarters ended June 30, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
Contractual Obligations
     In June 2011, we entered into an office building sublease for use as our principal headquarters as our previous lease expires in August 2011 and did not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five year terms.
     Under the terms of the sublease, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association in an amount equivalent to 50% of the total Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000 which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit.
     In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, effectively ending the agreement five years early. In connection with the termination, we agreed to pay $500,000 which is recorded in accrued liabilities as of June 30, 2011, and includes a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011, and a termination fee of $350,000 payable in three installments ending March 1, 2012.
     With the conclusion of our sponsorship with the Portland Trailblazers effective June 30, 2011, our remaining sponsorships are comprised of several individual athlete sponsorships and other sponsorships;

these obligations vary in terms. Our commitments as of June 30, 2011 with respect to known contractual obligations, after giving effect to the termination of the New Jersey Nets Sponsorship, were as follows (in thousands):

	Payments Due by Period
		Less Than 1			More Than
Contractual Obligations	Total	Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations	$991	$129	$412	$432	$18
Capital lease obligations	136	29	58	49	—
Sponsorships(1)	425	200	225	—	—
Purchase obligations	2,779	2,779	—	—	—

TOTAL	$4,331	$3,137	$695	$481	$18

(1)	Excludes amount recorded in accrued liabilities as of June 30, 2011 in connection with the termination of the New Jersey Nets Sponsorship arrangement, as discussed above.
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
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 21, 2011. There have been no material changes in our critical accounting policies during the three months ended June 30, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Procedures
(a) Evaluation of disclosure controls and procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2011.
(b) Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In addition, on September 5, 2007, a shareholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against certain of our former officers and current and former directors. The case was entitled Cramer v. van Stolk, et al., Case No. 07-2-29187-3 SEA (Cramer Action). The Company also was named as a nominal defendant. Four other shareholders filed substantially similar derivative cases. Two of these actions were filed in Superior Court for King County, Washington. One of these two Superior Court actions was voluntarily dismissed and the other was consolidated with the Cramer Action under the caption In re Jones Soda Co. Derivative Litigation, Lead Case No. 07-2-31254-4 SEA. On April 28, 2008, plaintiffs in the consolidated action filed an amended complaint based on the same basic allegations of fact as in the federal securities class actions and alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. On May 2, 2008, the Court signed a stipulation and order staying the proceedings in the consolidated Cramer Action until all motions to dismiss in the consolidated federal securities class action have been adjudicated. On July 9, 2010, the Court dismissed the consolidated action without prejudice.
     The two other shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On April 10, 2008, the Court presiding over the federal derivative cases consolidated them under the caption Sexton v. van Stolk, et al., Case No. 07-1782RSL (Sexton Action), and appointed Bryan P. Sexton lead plaintiff. The actions comprising the consolidated Sexton Action are based on the same basic allegations of fact as in the securities class actions filed in the U.S. District Court for the Western District of Washington and the Cramer Action, filed in the Superior Court for King County. The actions comprising the Sexton Action alleged, among other things, that certain of our current and former directors and former officers breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the federal securities class actions. The complaints sought unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The Court granted an agreed motion by the parties to stay the Sexton Action until the resolution of the appeal in the securities class action described above. By order dated February 14, 2011, the Court lifted the stay and the plaintiffs filed a notice of designation of operative complaint by the deadline of April 18, 2011. On June 2, 2011, the plaintiffs in the actions comprising the Sexton Action filed a notice of voluntary dismissal without prejudice.
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
ITEM 6. EXHIBITS

10.1++	Sublease Agreement dated June 13, 2011, between 1000 Master Tenant LLC and Jones Soda Co. (Filed herewith.)

10.2*	Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex A to the Company’s Definitive Proxy Statement filed on April 12, 2011.)

10.3*	Form of Stock Option Grant Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Filed herewith.)

10.4*	Form of Restricted Stock Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Filed herewith.)

10.5*	Form of Restricted Stock Unit Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Filed herewith.)

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Michael R. O’Brien, Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO — Michael R. O’Brien, Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

++	Portions of the marked exhibits have been omitted pursuant to requests for confidential treatment filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 12, 2011

JONES SODA CO.
By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer