Form 10-Q
period 2011-09-30
JONES SODA CO
filed 2011-11-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number 000-28820

Jones Soda Co.

(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1000 First Avenue South, Suite 100
Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2011, there were 32,101,301 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

•	Our ability to successfully execute on our operating plan;

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

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,858	$5,448
Accounts receivable, net of allowance of $170 and $166	2,798	2,220
Taxes receivable	5	480
Inventory	2,999	2,279
Prepaid expenses and other current assets	257	305

Total current assets	8,917	10,732
Fixed assets, net of accumulated depreciation of $1,562 and $2,973	897	296
Other assets	602	435

Total assets	$10,416	$11,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,120	$853
Accrued expenses	1,415	1,592
Taxes payable	101	146
Deferred rent, current portion	26	—
Capital lease obligations, current portion	22	—

Total current liabilities	3,684	2,591
Capital lease obligations	88	—
Long-term liabilities — other	412	2
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 32,101,301 and 30,418,301 at September 30, 2011 and December 31, 2010, respectively	50,089	47,917
Additional paid-in capital	7,004	6,570
Accumulated other comprehensive income	380	450
Accumulated deficit	(51,241)	(46,067)

Total shareholders’ equity	6,232	8,870

Total liabilities and shareholders’ equity	$10,416	$11,463

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$4,973	$5,125	$13,974	$14,383
Cost of goods sold	3,802	3,575	10,386	10,553
Write-down of excess GABA inventory	—	166	—	344

Gross profit	1,171	1,384	3,588	3,486
Licensing revenue	7	7	19	25
Operating expenses:
Promotion and selling	1,557	1,109	4,710	3,411
General and administrative	1,282	1,256	4,075	4,685

	2,839	2,365	8,785	8,096

Loss from operations	(1,661)	(974)	(5,178)	(4,585)
Other income, net	1	26	79	18

Loss before income taxes	(1,660)	(948)	(5,099)	(4,567)
Income tax (expense) benefit, net	(24)	370	(75)	303

Net loss	$(1,684)	$(578)	$(5,174)	$(4,264)

Net loss per share — basic and diluted	$(0.05)	$(0.02)	$(0.16)	$(0.16)
Weighted average basic and diluted common shares outstanding	32,029,389	27,454,593	31,827,698	26,779,630

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(5,174)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	309
Stock-based compensation	401	601
Change in allowance for doubtful accounts	4	4
Write-down of excess GABA inventory	—	344
Loss on disposal of fixed assets	6	155
Deferred income taxes	—	2
Other non-cash charges and credits	—	7
Changes in operating assets and liabilities:
Accounts receivable	(617)	(598)
Taxes receivable	482	(385)
Inventory	(747)	969
Prepaid expenses and other current assets	50	7
Other assets	15	(58)
Accounts payable	1,268	(311)
Accrued expenses	(170)	(381)
Taxes payable	(41)	51
Deferred rent	436	—

Net cash used in operating activities	(3,948)	(3,548)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	(183)	—
Redemption of certificate of deposit, restricted	—	376
Purchase of fixed assets	(746)	(16)
Sale of fixed assets	3	—

Net cash (used in) provided by investing activities	(926)	360
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,185	1,050
Proceeds from exercise of stock options	17	59
Proceeds from capital lease obligation	122	—
Payments on capital lease obligations	(12)	—
Repayment of note payable	—	(345)

Net cash provided by financing activities	2,312	764

Net decrease in cash and cash equivalents	(2,562)	(2,424)
Effect of exchange rate changes on cash	(28)	11
Cash and cash equivalents, beginning of period	5,448	4,975

Cash and cash equivalents, end of period	$2,858	$2,562

Supplemental disclosure:
Cash received (paid) during period for:
Interest	$53	$4
Income taxes	394	—
Non-cash financing activity:
Issuance of stock as commitment fee	$—	$97

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

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements and the unaudited interim condensed consolidated financial statements as of September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2011, we had cash and cash equivalents of approximately $2.9 million and working capital of $5.2 million. Cash used in operations during the nine months ended September 30, 2011 totaled $3.9 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.7 million during the three months ended September 30, 2011.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs into the first quarter of 2012. In order to execute on our growth strategy in 2012, we will require additional financing to support our working capital needs. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Our ability to successfully execute our operating plan, which is based on our realigned product portfolio, including our newly re-launched WhoopAss Energy Drink, is subject to a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with our growth plan. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures.

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

We intend to continually monitor and adjust our business plans as necessary to respond to developments in our business, our markets and the broader economy. Although we are exploring debt and equity financing alternatives, there can be no assurance that any new debt or equity financing arrangement will be available to us when needed or on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are able to secure additional financing, the alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

Our need to raise additional capital in a difficult financing environment to support our business, combined with the uncertainties relating to our ability to successfully execute our operating plan and our ability to implement further meaningful cost containment measures that do not jeopardize our growth plans, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

3. Inventory

Inventory consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$2,265	$1,695
Raw materials	734	584

	$2,999	$2,279

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

4. Capital Lease

In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The debt is payable over a 60-month period at 6.99% interest. Our remaining scheduled lease payments, which include $18,000 in interest, are $7,000 for 2011, $29,000 for each of the years 2012 through 2015, and $5,000 for 2016.

5. Lease Obligations

In June 2011, we entered into an office building sublease for use as our principal headquarters, as our previous lease expired in August 2011 and did not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five year terms. Under the terms of the sublease, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association for a portion of the Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000, which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit which is recorded in other assets.

Our scheduled sublease payments as of September 30, 2011 are as follows (in thousands):

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

Under the terms of the 2011 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. As of September 30, 2011, there were 2,741,374 shares available for issuance under the 2011 Plan.

(a) Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	1,789,784	$1.96
Options granted	655,000	1.26
Options exercised	(25,288)	0.68
Options cancelled/expired	(340,883)	2.94

Balance at September 30, 2011	2,078,613	1.59
Exercisable, September 30, 2011	1,161,619	1.97
Vested and expected to vest	2,034,714	$1.60

(b) Restricted stock awards:

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at January 1, 2011	158,581	$1.52
Granted	108,626	0.63
Vested	(177,961)	1.19
Cancelled/expired	(48,067)	1.43

Non-vested restricted stock at September 30, 2011	41,179	$0.72

A total of 47,352 shares were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the nine months ended September 30, 2011, and the average price paid per share of $1.32, reflects the average market value per share of the shares withheld for tax purposes. There were no shares withheld by the Company for the three months ended September 30, 2011. A total of 1,623 and 3,338 shares, at the average price paid per share of $3.45 and $2.61, were withheld by the Company as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the three and nine months ended September 30, 2010, respectively.

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

At September 30, 2011, the unrecognized compensation expense related to stock options and non-vested restricted stock awards was $629,000 and $25,000, respectively, which is to be recognized over weighted-average periods of 2.3 years and 1.4 years, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Type of awards:
Stock options	$93	$83	$293	$431
Restricted stock	13	117	108	170

	$106	$200	$401	$601

Income statement account:
Promotion and selling	$27	$49	$113	$107
General and administrative	79	151	288	494

	$106	$200	$401	$601

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model:

	Nine Months Ended September 30
	2011	2010
Expected dividend yield	—	—
Expected stock price volatility	99.1%	92.7%
Risk-free interest rate	2.3%	2.7%
Expected term (in years)	5.9 years	5.7 years
Weighted-average grant date fair-value	$0.99	$0.66

The aggregate intrinsic value of stock options outstanding at September 30, 2011 and 2010 was $4,000 and $441,000 and for options exercisable was $31,000 and $332,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0 and $14,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $58,000, respectively.

7. Commitments and contingencies

Commitments

In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, effectively ending the agreement five years early. In connection with the termination, we agreed to pay $500,000, which included a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011 and a termination fee of $350,000 payable in three installments ending March 1, 2012. As of September 30, 2011, the unpaid portion of the termination fee totaled $200,000 and is recorded in accounts payable.

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

	Total	2011	2012	2013
Sponsorships	$310	$10	$150	$150

Legal proceedings

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

8. Comprehensive Loss

Comprehensive loss is comprised of net loss and other adjustments, including items such as non-U.S. currency translation adjustments. We do not provide for income taxes on currency translation adjustments, as the historical earnings from our Canadian subsidiary are considered to be indefinitely reinvested.

The following table summarizes our comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,684)	$(578)	$(5,174)	$(4,264)
Currency translations	(130)	18	(70)	(28)

Comprehensive loss	$(1,814)	$(560)	$(5,244)	$(4,292)

9. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Revenues are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$3,762	$3,639	$10,604	$10,123
Canada	1,066	1,213	3,172	3,548
Other Countries	145	273	198	712

Total revenue	$4,973	$5,125	$13,974	$14,383

During the three months ended September 30, 2011 and 2010, three of our customers represented approximately 30% and 30%, respectively, of revenue, one of which, A. Lassonde Inc., a Canadian direct store delivery distributor, represented approximately 19% and 20%, respectively, of revenue. During the nine months ended September 30, 2011 and 2010, three of our customers represented approximately 35% and 32%, respectively, of revenue, one of which, A. Lassonde Inc., represented approximately 23% and 21%, respectively, of revenue.

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

Our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink and our newly launched 16-ounce can format;

•	expanding the stock-keeping unit (SKU) offerings in the grocery stores where we are already present; and

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment.

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel—a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. Although we believe that we will be able to continue to create competitive and relevant brands to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs into the first quarter of 2012. In order to execute on our growth strategy in 2012, we will require additional financing to support our working capital needs. We have exited costly sponsorship arrangements to improve our working capital, as evidenced by our August 2011 announcement that we were able to terminate our sponsorship arrangement with the New Jersey Nets (see “Liquidity and Capital Resources”) thereby reducing our sponsorship commitments by approximately $7.0 million through 2017 as we return our attention to grassroots marketing initiatives that focus on a nationwide audience.

Although we are exploring debt and equity financing alternatives, there can be no assurance that any new debt or equity financing arrangement will be available to us when needed or on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are able to secure additional financing, the alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

Our need to raise additional capital in a difficult financing environment to support our business, combined with the uncertainties relating to our ability to successfully execute our operating plan and our ability to implement further meaningful cost containment measures that do not jeopardize our growth plans, continue to raise substantial doubt about our ability to continue as a going concern (see “Liquidity and Capital Resources”).

Results of Operations

The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue
	(Dollars in thousands, except share data)
Consolidated statements of operation data:
Revenue	$4,973	100.0	$5,125	100.0	$13,974	100.0	$14,383	100.0
Cost of goods sold	(3,802)	(76.5)	(3,575)	(69.8)	(10,386)	(74.3)	(10,553)	(73.4)
Write-down of excess GABA inventory	—	—	(166)	(3.2)	—	—	(344)	(2.4)

Gross profit	1,171	23.5	1,384	27.0	3,588	25.7	3,486	24.2
Licensing revenue	7	0.1	7	0.1	19	0.1	25	0.2
Promotion and selling expenses	(1,557)	(31.3)	(1,109)	(21.6)	(4,710)	(33.7)	(3,411)	(23.7)
General and administrative expenses	(1,282)	(25.8)	(1,256)	(24.5)	(4,075)	(29.2)	(4,685)	(32.6)

Loss from operations	(1,661)	(33.5)	(974)	(19.0)	(5,178)	(37.1)	(4,585)	(31.9)
Other income, net	1	0.0	26	0.5	79	0.6	18	0.1

Loss before income taxes	(1,660)	(33.5)	(948)	(18.5)	(5,099)	(36.5)	(4,567)	(31.8)
Income tax (expense) benefit, net	(24)	(0.5)	370	7.2	(75)	(0.5)	303	2.1

Net loss	$(1,684)	(34.0)	$(578)	(11.3)	$(5,174)	(37.0)	$(4,264)	(29.7)

Basic and diluted net loss per share	$(0.05)		$(0.02)		$(0.16)		$(0.16)

	As of
	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$5,656	$7,668
Fixed assets, net	897	296
Total assets	10,416	11,463
Long-term liabilities	500	2
Working capital	5,233	8,141

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Case sale data (288-ounce equivalent):
Finished products cases	375,600	394,800	1,035,900	1,095,900
Concentrate cases	—	—	—	110,800

Total cases	375,600	394,800	1,035,900	1,206,700

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Revenue

For the quarter ended September 30, 2011, revenue was approximately $5.0 million, a decrease of $152,000, or 3.0%, from $5.1 million in revenue for the three months ended September 30, 2010. This decrease is in part attributable to a 6.6% decline in revenue due to the discontinuation of underperforming product lines, Jones Naturals®, Jones Organics TM, Jones 24C® and Jones GABA®, and certain underperforming Jones Soda flavors (which we refer to as stock keeping units, or SKUs) totaling $339,000 compared to the same period in 2010. This product line and SKU rationalization was initiated in the second half of 2010, after the arrival of our new Chief Executive Officer in April of that year, as part of our strategic decision to focus our business on our higher-margin, core products, including Jones Soda SKUs that we believe have demonstrated strong sales performance at retail (measured by the number of units of a particular SKU sold per point of distribution within a specific period of time, referred to as sales velocity) and our newly re-launched WhoopAss Energy Drink. As a result, for the third quarter of 2011 we earned no revenue from these discontinued products and SKUs and expect similar results for the remainder of 2011 as we no longer have inventory relating to these discontinued products and SKUs. The following table summarizes the case sales and revenue for the three months ended September 30:

	Case Sales (288-ounce equivalent)		Revenue (in thousands)
	2011	2010	2011	2010
Core products — North America	357,000	326,800	$4,828	$4,513
Core products — International	18,600	24,000	145	273
Discontinued products	—	26,000	—	214
Discontinued SKUs	—	18,000	—	125

Total	375,600	394,800	$4,973	$5,125

Also contributing to the decrease in revenue was a decline of $128,000 in our international market. During the third quarter of 2011, we transitioned to a new distributor to serve the Ireland market to replace our previous underperforming distributor who ultimately sought bankruptcy protection. This distributor issue was the primary driver behind this 2.5% decrease in revenue in the third quarter of 2011 compared to the same period in 2010.

The decrease in revenue for the quarter ended September 30, 2011 compared to the same period of 2010 was offset, in part, by a 6.1% increase in revenue compared to the prior year period driven by revenue growth of our continuing core product offerings in North America, Jones Soda and WhoopAss Energy Drink, which increased by $315,000. We believe our efforts with respect to reinforcing and expanding our distribution network by partnering with new distributors and replacing underperforming distributors, coupled with our strategic refocus to emphasize our higher-margin core products, are beginning to positively impact our core products and are expected to further contribute to revenue growth in our core products for the remainder of the year.

For the quarter ended September 30, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $536,000, an increase of $30,000, or 5.9%, from $506,000 a year ago. The increase in promotion allowances and slotting fees was primarily attributable to the growth of our core products through our DSD channel due to our expanding distribution network, and is likely to continue for the remainder of 2011.

Gross Profit

For the quarter ended September 30, 2011, gross profit decreased by approximately $213,000, or 15.4%, to $1.2 million as compared to $1.4 million in gross profit for the quarter ended September 30, 2010. Gross profit was negatively impacted by a rise in fuel and logistics costs during the third quarter of 2011 compared to the same period in the prior year, as well as a decrease in revenue during the quarter for the factors outlined above under "Revenue." Additionally, the prior year gross profit was negatively impacted by a $166,000 write-down of excess GABA inventory. For the quarter ended September 30, 2011, gross profit as a percentage of revenue decreased to 23.5% from 27.0% for the third quarter of 2010.

Promotion and Selling Expenses

Promotion and selling expenses for the quarter ended September 30, 2011 were $1.6 million, an increase of $448,000, or 40.4%, from $1.1 million for the quarter ended September 30, 2010. Promotion and selling expenses as a percentage of revenue increased to 31.3% for the quarter ended September 30, 2011, from 21.6% in the same period in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $370,000, to $1.0 million, or 20.7% of revenue driven by added sales personnel to support our growth strategy. Also contributing to the increase was trade promotion and marketing expenses, which grew from $450,000 to $528,000, or 10.6% of revenue for the quarter ended September 30, 2011 compared to the same period in the prior year, in conjunction with summer sampling programs throughout the U.S. and Canada. We anticipate increased promotion and selling expenses for the remainder of the year compared to prior year periods due to our hiring of additional sales personnel to support our strategy of securing and growing larger distributor and national retail accounts, as well as our efforts to grow our Jones Soda and WhoopAss Energy Drink core product lines.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2011 were $1.3 million, an increase of $26,000, or 2.1%, compared to $1.3 million for the quarter ended September 30, 2010. General and administrative expenses as a percentage of revenue increased to 25.8% for the three months ended September 30, 2011 from 24.5% in the same period of 2010. The increase in general and administrative expenses during the third quarter of 2011 was primarily due to increases in professional fees and was offset by a decrease in public company costs for the third quarter of 2011 compared to the prior year due to the fact that we held our 2010 shareholder meeting in September rather than in May as is our normal practice (including for 2011).

Income Tax Expense, Net

Provision for income taxes for the quarters ended September 30, 2011 and 2010 was an expense of $24,000 and a benefit of $370,000, respectively. The tax provision relates primarily to the tax on income from our Canadian operations and for the 2010 period, also reflects a non-recurring credit due to a tax refund allowed. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended September 30, 2011 increased to $1.7 million from a net loss of $578,000 for the quarter ended September 30, 2010. This was primarily due to an increase in promotion and selling expenses of $448,000, a decrease in gross margin for the reasons discussed above and a $392,000 tax refund allowed in 2010 resulting from our Canadian operations which reduced the net loss in the prior year.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, revenue was approximately $14.0 million, a decrease of $409,000, or 2.8%, from $14.4 million in revenue for the nine months ended September 30, 2010. This decrease is primarily attributable to an 8.0% decline in revenue due to the discontinuation of underperforming products lines, Jones Naturals®, Jones Organics TM, Jones 24C ® and Jones GABA®, and certain underperforming Jones Soda flavors (which we refer to as stock keeping units, or SKUs) of $1.2 million compared to the prior year period. This product line and SKU rationalization was initiated in the second half of 2010, after the arrival of our new Chief Executive Officer in April of that year, as part of our strategic decision to focus our business on our higher-margin, core products, including Jones Soda SKUs that we believe have demonstrated strong sales performance at retail (measured by the number of units of a particular SKU sold per point of distribution within a specific period of time, referred to as sales velocity) and our newly re-launched WhoopAss Energy Drink. As a result, for the first nine months of 2011 we earned significantly less revenue from these discontinued products and SKUs compared to the same period in the prior year. We expect revenue related to these discontinued products and SKUs to continue to decline in 2011 compared to the same period in 2010 as we no longer have inventory relating to these discontinued products and SKUs. The following table summarizes the case sales and revenue for the nine months ended September 30:

	Case Sales (288-ounce equivalent)		Revenue (in thousands)
	2011	2010	2011	2010
Core products — North America	999,600	886,100	$13,727	$12,368
Core products — International	22,300	59,500	198	712
Discontinued products	12,700	102,700	39	763
Discontinued SKUs	1,300	47,600	10	439
Concentrate	—	110,800	—	101

Total	1,035,900	1,206,700	$13,974	$14,383

Also contributing to the decrease in revenue was a significant decline of $514,000 in our international market. During the third quarter of 2011, we transitioned to a new distributor to serve the Ireland market to replace our previous underperforming distributor who ultimately sought bankruptcy protection. This distributor issue was the primary driver behind this 3.6% decrease in revenue in the first nine months of 2011 compared to the prior year period. We expect our international revenues to continue to be negatively impacted for 2011 compared to a year ago. In addition, there were no case sales of concentrate during the first nine months of 2011 compared to 110,800 cases during the same period a year ago.

The decrease in revenue for the nine months ended September 30, 2011 compared to the same period of 2010 was offset, in part, by a 9.4% increase in revenue compared to the prior year period driven by revenue growth of our continuing core product offerings in North America, Jones Soda and WhoopAss Energy Drink, which increased by $1.4 million. We believe this was the direct result of our efforts, beginning in the latter part of 2010, to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors, in addition to our transition out of underperforming products and SKUs as we focus on our core product lines. Additionally, we expect our efforts and our strategic refocus on our core products will result in revenue growth in our core products for the full year as compared to a year ago.

For the nine months ended September 30, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.4 million, an increase of $178,000, or 14.1%, from $1.2 million a year ago. The increase in promotion allowances and slotting fees was primarily attributable to a focus on more traditional trade spend strategies for core products through our DSD channel in order to increase sales velocity, coupled with our expanding distribution network. We expect promotional allowances and slotting fees to be higher in 2011 compared to 2010 as we concentrate on these traditional trade spend strategies and continue to increase distribution.

Gross Profit

For the nine months ended September 30, 2011, gross profit increased by approximately $102,000, or 2.9%, to $3.6 million as compared to $3.5 million in gross profit for the nine months ended September 30, 2010. Despite the overall decrease in revenue during the nine months ended September 30, 2011 compared to the same period in the prior year for the reasons outlined above under “Revenue”, this increase in gross profit was primarily a result of a reduction in cost of goods sold for the first nine months of 2011 compared to the same period in the prior year as a result of our transition out of underperforming product lines which had a higher cost to produce. Additionally, gross profit was negatively impacted by rising fuel costs in 2011 compared to 2010, and in 2010, it was negatively impacted by a $344,000 write-down of excess GABA inventory. For the nine months ended September 30, 2011, gross profit as a percentage of revenue increased to 25.7% from 24.2% for the nine months of 2010.

Promotion and Selling Expenses

Promotion and selling expenses for the nine months ended September 30, 2011 were $4.7 million, an increase of $1.3 million, or 38.1%, from $3.4 million for the nine months ended September 30, 2010. Promotion and selling expenses as a percentage of revenue increased to 33.7% for the nine months ended September 30, 2011, from 23.7% in the same period in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $931,000, to $2.8 million, or 19.7% of revenue, driven by added sales and marketing personnel to support our growth strategy. Also contributing to the increase was trade promotion and marketing expenses which grew from $1.6 million, to $1.9 million, or 14.0% of revenue for the nine months ended September 30, 2011, due primarily to a $350,000 charge accrued to the second quarter in connection with the termination of our New Jersey Nets sponsorship agreement in August 2011. We anticipate increased promotion and selling expenses for the full year compared to 2010 due to our hiring of additional sales and marketing personnel to support our strategy of securing and growing larger distributor and national retail accounts, as well as our efforts to grow our Jones Soda and WhoopAss Energy Drink core product lines.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $4.1 million, a decrease of $610,000, or 13.0%, compared to $4.7 million for the nine months ended September 30, 2010. General and administrative expenses as a percentage of revenue decreased to 29.2% for the nine months ended September 30, 2011 from 32.6% in the same period of 2010. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by a decrease in stock-based compensation, as well as a decrease in professional fees and depreciation expense. In addition, general and administrative expenses were favorably impacted due to a loss on disposal of fixed assets in the prior year period. Offsetting these decreases was an increase in bad debt expense.

Income Tax Expense, Net

Provision for income taxes for the nine months ended September 30, 2011 and 2010 was an expense of $75,000 and a benefit of $303,000, respectively. The tax provision relates primarily to the tax provision on income from our Canadian operations and for the 2010 period, also reflects a non-recurring credit due to a tax refund allowed. No tax benefit is recorded for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the nine months ended September 30, 2011 increased to $5.2 million from a net loss of $4.3 million for the nine months ended September 30, 2010. This was primarily, for the reasons discussed above, due to an increase in promotion and selling expenses of $1.3 million and a tax refund allowed in 2010 resulting from our Canadian operations which reduced the net loss in the prior year. Offsetting these increases to net loss was a decrease in general and administrative expenses for the nine months ended September 30, 2011 of $610,000.

Liquidity and Capital Resources

Liquidity

As of September 30, 2011, we had cash and cash equivalents of approximately $2.9 million and working capital of $5.2 million. Cash used in operating activities during the nine months ended September 30, 2011 totaled $3.9 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. Additionally, for the nine months ended September 30, 2011, net cash used by investing activities totaled $926,000, due primarily to the investments in a certificate of deposit and in conjunction with tenant improvements for our new operating lease, while net cash provided by financing activities totaled $2.3 million due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. We incurred a net loss of $1.7 million during the three months ended September 30, 2011.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs into the first quarter of 2012. In order to execute on our growth strategy in 2012, we will require additional financing to support our working capital needs. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Our ability to successfully execute our operating plan, which is based on our realigned product portfolio, including our newly re-launched WhoopAss Energy Drink, is subject to a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the additional costs associated with our growth plan. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures.

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

We intend to continually monitor and adjust our business plans as necessary to respond to developments in our business, our markets and the broader economy. Although we are exploring debt and equity financing alternatives, there can be no assurance that any new debt or equity financing arrangement will be available to us when needed or on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long-term capital requirements. If we are able to secure additional financing, the alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. If necessary, we may explore strategic transactions in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, but there can be no assurance that we will enter into any agreements or transactions.

Our need to raise additional capital in a difficult financing environment to support our business, combined with the uncertainties relating to our ability to successfully execute our operating plan and our ability to implement further meaningful cost containment measures that do not jeopardize our growth plans, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

In June 2011, we entered into an office building sublease for use as our principal headquarters as our previous lease expired in August 2011 and did not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five year terms.

Under the terms of the sublease, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association for a portion of the Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000, which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit.

In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, effectively ending the agreement five years early. In connection with the termination, we agreed to pay $500,000, which included a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011, and a termination fee of $350,000 payable in three installments ending March 1, 2012.

With the conclusion of our sponsorship with the Portland Trailblazers effective June 30, 2011, our remaining sponsorships are comprised of several individual athlete sponsorships and other sponsorships; these obligations vary in terms. Our commitments as of September 30, 2011 with respect to known contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$961	$150	$415	$396	$—
Capital lease obligations	128	29	58	41	—
Sponsorships (1)	310	85	225	—	—
Purchase obligations	2,947	2,947	—	—	—

TOTAL	$4,346	$3,211	$698	$437	$—

(1)	Excludes remaining liability of $200,000 recorded in accounts payable as of September 30, 2011 in connection with the termination of the New Jersey Nets Sponsorship arrangement, as discussed above.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 21, 2011. There have been no material changes in our critical accounting policies during the three months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Procedures

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The Company amends and restates its risk factor set forth in the Form 10-K, and identified as “We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock” in its entirety as follows:

We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which would make it more difficult for investors to sell shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price. On September 16, 2011, we received a deficiency letter from The Nasdaq Stock Market indicating that, for the thirty consecutive business days ending September 15, 2011, the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 14, 2012, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before March 14, 2012, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the Nasdaq Staff has discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, under certain circumstances.

If the Company is unable to regain compliance by March 14, 2012, the Company may be eligible for an additional 180 calendar day compliance period, or until September 10, 2012, to demonstrate compliance with the bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180 day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, that we would succeed in an appeal of a delisting determination to a Hearings Panel, or that, if we regain compliance or succeed in an appeal, that we will be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on the Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, lead to decreases in analyst coverage, investor demand and information available concerning trading prices and volume, or make it more difficult for investors to buy or sell shares of our common stock. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock purchase plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3. If our common stock is delisted, there can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing in the future.

The risks described above and in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. However, there have been no other material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10-K.

ITEM 6.	EXHIBITS

10.1*	Independent Contractor Agreement, between Jennifer Cue and Jones Soda Co., effective September 12, 2011 (Filed herewith.)

10.2*	Stock Option Agreement under Jones Soda Co. 2011 Incentive Plan, granted to Jennifer Cue, dated September 12, 2011 (Filed herewith.)

31.1	Section 302 Certification of CEO — William R. Meissner, Chief Executive Officer (Filed herewith.)

31.2	Section 302 Certification of CFO — Jennifer Cue, Interim Chief Financial Officer (Filed herewith.)

32.1	Section 906 Certification of CEO — William R. Meissner, Chief Executive Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Section 906 Certification of CFO —Jennifer Cue, Interim Chief Financial Officer of Jones Soda Co., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2011

JONES SODA CO.

By:	/s/ WILLIAM R. MEISSNER
William R. Meissner
President and Chief Executive Officer

By:	/s/ JENNIFER CUE
Jennifer Cue
Interim Chief Financial Officer