Form 10-K
period 2011-12-31
JONES SODA CO
filed 2012-03-30
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28820
_____________________________________________
JONES SODA CO.
(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 First Avenue South, Suite 100
Seattle, WA 98134
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of the last business day of the second fiscal quarter, June 30, 2011, the aggregate market value of such common stock held by non-affiliates was approximately $34,774,978 using the closing price on that day of $1.11.
As of March 27, 2012, there were 38,515,882 shares of the Company’s common stock issued and outstanding.
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE
Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., and two non-operating subsidiaries, myJones.com, Inc. and Whoopass USA Inc.
In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium soda sold under the trademarked brand name “Jones Soda Co.”
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
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
In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2012 operating plan which streamlines operations and reduces operating expenses;

•
Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;

•	Our ability to successfully launch new products or our failure to achieve case sales goals with respect to existing products;

•	Our ability to generate sufficient cash flow from operations or secure additional financing if we are unable to successfully execute on our 2012 operating plan;

•	Our use of the net proceeds from current or future financings to improve our financial condition;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•
Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain including rising raw material costs and shortages of glass in the supply chain;

•	Rising fuel and freight costs may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;

•	Our inability to retain the services of our CEO, which could materially impair our business plan;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to build and sustain proper information technology infrastructure;

•	Our inability to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market which may adversely affect our market price and liquidity;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
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

JONES SODA CO.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I
ITEM 1.BUSINESS.
Overview
We develop, produce, market and distribute premium beverages, which currently consist of the following product lines and extensions:

•	Jones® Soda, a premium carbonated soft drink;

◦	Jones Zilch®, with zero calories (and an extension of the Jones® Soda product line);

•	WhoopAss™ Energy Drink, an energy supplement drink; and

◦	WhoopAss Zero™ Energy Drink, with zero sugar (and an extension of the WhoopAss™ Energy Drink product line).
We sell and distribute our products primarily in North America through our network of independent distributors located throughout the United States (U.S.) and Canada and directly to our national retail accounts. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we are expanding our international business outside of North America and have secured distribution through independent distributors in Ireland, the United Kingdom and Australia.
Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1000 First Avenue South, Suite 100, Seattle, Washington 98134. Our telephone number is (206) 624-3357.
Segment Information
We have one operating segment with operations primarily in the United States and Canada (see Note 14 in Item 8 of this Report).
Products
As explained in further detail under “Industry Background,” below, we have realigned our strategy to focus on our two brands within the sparkling beverage category. Our two beverage brands currently consist of the following:
Jones Soda
In November 1995, we launched Jones Soda, a premium carbonated soft drink. The classic Jones Soda presentation is a 12-ounce, clear long-neck bottle, with every bottle label featuring a photo sent to us by our consumers. Over 1,140,000 photos have been submitted to us. We believe this unique interaction with the consumer distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry Soda® and Blue Bubble gum. Jones Soda is made with the highest quality ingredients, including pure cane sugar. We currently sell Jones Soda in nine flavors in the United States with additional flavors offered seasonally or in certain markets.
In 2003, we launched a sugar-free version of our Jones Soda line providing an alternative for consumers to our regular Jones Soda line. We have branded this line-up as Jones Zilch. We believe these sugar-free sodas, which are sweetened with Splenda® and contain zero calories, are an important product extension, especially in light of the increasing consumer preferences for zero and lower calorie options. We currently have four flavors of Jones Zilch, Black Cherry, Pomegranate, Vanilla Bean and Cola.
In December 2009, we introduced new packaging for our core glass bottles, the first time our packaging had been completely refreshed in almost 12 years. The new look is distinctly Jones Soda, updated with higher resolution printing designed to provide improved shelf presence for our brand. We believe the packaging highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers.
In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones Soda bottles. We currently have three flavors available in the 16-ounce Jones Soda: Strawberry Lime, Green Apple and Berry Lemonade.
WhoopAss Energy Drink
In September 2010, we announced the re-launch of our WhoopAss Energy Drink (originally launched a decade ago), in a move that aims to make us a contender in the energy drink segment, featuring new edgy packaging, functional new ingredients that boost energy and aid in post-workout recovery, as well as an updated flavor profile and color. WhoopAss comes in a tall, all-black 16-ounce aluminum can featuring a gritty red and gray Iron Cross graphic that is a historic symbol representing strength and courage and is popular among the skate, surf and mixed martial arts culture and contains the antioxidant power of 2.5 servings of vegetables with an exotic, subtle fruit flavor with notes of dragon fruit. In January 2011, we launched a sugar free product extension, WhoopAss Zero Energy Drink, in a tall, all-white 16-ounce aluminum can. WhoopAss provides an energy boost while also promoting workout recovery. Key ingredients include:

•	Amino Acids including Taurine, L-Arginine, L-Carnitine, L-Lysine, which are protein building blocks crucial to metabolism;

•	Polyphenols and Catechins sourced from Yerba Mate, Grape extracts, and Green Tea; and

•	Vitamin Blend of B2, B3, B6 and B12 to supply an energy boost.
Discontinued Products
We determined during 2010 that we would transition out of underperforming product lines, Jones Organics®, Jones Naturals®, Jones 24C®and Jones GABA®, to focus our sales and marketing resources on our core products, including Jones Soda and our re-launched WhoopAss Energy Drink.
Industry Background
Jones Soda and WhoopAss Energy Drink are classified in the sparkling beverage category, which encompasses the carbonated soft drinks, energy drinks, and natural carbonated drinks (natural sparkling) segments. The sparkling beverage category accounts for greater than $90 billion* in annual retail sales. The energy drink segment is the growth leader, currently growing at greater than 16%* per year. Carbonated soft drinks (CSD), the largest segment in the sparkling beverage category, declined 4.3%* in 2011 driven by reduced volume by the large CSD players. Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience and on-line sales channels. We believe the optimum distribution channels for our Jones Soda glass bottle line are the grocery, mass and club channels while the convenience channel provides the biggest opportunity for our Jones Soda 16-ounce cans and WhoopAss Energy Drink.
_______________________________________
* According to Beverage Digest
Business Strategy
Over the last several years, we believe that we lost our focus on our core business and participated in too many categories, which we believe contributed to our sustained losses and inability to grow our core brands. With the products we discontinued in 2010, we have now exited the organic, juice drink, water and functional beverage categories. We intend to build upon our sparking beverage portfolio and in March 2012, we announced our new product offering, Au Naturel, that we plan to launch in the second quarter of 2012. Au Naturel is a new, more natural and lower calorie product in the natural sparkling segment which we believe will round out our offerings within the sparkling beverage category so that we have product representation over the three main subsets within the sparkling category (carbonated soft drinks, energy, and natural sparkling).
Our two main brands compete with beverage products of all types, including soft drinks, energy drinks and natural sparkling beverages. While we intend to maintain our niche alternative positioning within the sparkling beverage market, we also strive to expand our sources of growth by attempting to be within the consideration set of shoppers and drinkers of mainstream brands so that it is easier for them to switch to our products. The primary focus of our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink and our newly launched 16-ounce Jones Soda can format;

•	expanding the stock-keeping unit (SKU) offerings and space in the grocery stores where we are already present; and

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment.
Distribution
Our two primary distribution channels historically have been our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sale directly to national retail accounts). We also have our interactive channel, for on-line sales of various products.
Our distribution landscape is evolving, with the majority of our case sales of our core products, Jones Soda and our re-launched WhoopAss Energy Drink, being sold in recent years through our DSD channel. We are strategically building our national and regional retailer network by focusing on the distribution system that will provide us the best top-line driver for our products and optimize availability of our products. In building and expanding our international markets, we look for regions that the data suggests a high affinity for CSD consumption.
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
For the year ended December 31, 2011, we experienced an improved balance of business across the U.S. and Canada as we developed our distributor network in certain regions of those countries. Our top ten DSD distributors by revenue represent approximately 41% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 21%. We anticipate that, as consumer awareness of our brands and products develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.
We contract with independent trucking companies to have our product shipped from our contract manufacturers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets. We recognize revenue upon receipt by our distributors and national account customers of our products, net of discount and allowances, and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date, have not been material.
DSD (direct store delivery):  As of the date of this Report, we maintain a network of approximately 187 distributors in 50 states in the U. S. and nine provinces in Canada. We have also secured distribution with independent distributors in Ireland, the United Kingdom and Australia and are evaluating other international opportunities for our products. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include invasion fee provisions to those distributors in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years unless the termination is 'for cause'. We have chosen, and will continue to choose, our distributors based on our determination of their perceived ability to build our brand franchise - in convenience stores, grocery stores, and up and down the street in delicatessens and sandwich shops. We have obtained listings for Jones Soda and WhoopAss Energy Drink with certain key retail grocery, convenience and mass merchandiser accounts, which are serviced through our independent distributor network. As of the date of this Report, some of our accounts include the following:

US	Grocery	Convenience	Mass	Specialty
	Albertsons	7-Eleven, Inc	Kmart	Naked Pizza
	Cub Foods	Jacksons	Target Corporation	Old Navy
	Fry's	Maverik	Walmart
Giant Eagle
Harris Teeter
Hy-Vee, Inc.
Kroger
Meijer
Publix
Quality Food Centers (QFC)
Ralph's
Winn Dixie Stores, Inc.
Canada	Grocery	Convenience	Mass	Specialty
	Loblaw Companies Limited	7-Eleven, Inc	Walmart	Starbucks
	Mac's	Needs Convenience Stores
	Overwaitea	Real Canadian Wholesale Clubs
Product availability at a specific store location for any of the above named retailers is subject to the retailer, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under "Buy Jones-Product Locator".
DTR (direct to retail):  Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. As of the date of this Report, our most significant DTR accounts are the following:

•	Kroger — we offer six flavors of Jones Soda cans though the DTR channels (and we also offer Jones Soda glass bottles to Kroger through our DSD channel);

•	Starbucks Canada — we offer two flavors of Jones Soda;

•	Meijer — transitioned from DSD to our DTR channel in the first quarter of 2011, we offer eight flavors of Jones Soda;

•	Harris Teeter — we offer a variety of Jones Soda flavors; and

•	U.S. Military Commissaries.
These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments.
Building our Brand
We believe we have built our brand to a large extent on our independent counter-culture image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate CSD brands. This market is driven by trendy, young consumers looking for a distinctive tonality in their beverage choices. While we believe we are known for our unique and innovative flavors, we intend to begin emphasizing and featuring additional flavors that have a large base of consumer appeal from which to source volume. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary process that we license under a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license, as explained in further detail under “Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses,” below. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products. Further, we believe our branding efforts have helped us achieve strong consumer awareness of our brand and affinity levels for our products.
In-House Brand and Product Development

We understand the importance of creating new beverage items and enhancing our existing beverage items to meet the ever changing consumer taste profile. We intend to build upon our sparkling beverage portfolio, and in March 2012, we announced our new product offering, Au Naturel, that we plan to launch in the second quarter of 2012. Au Naturel is a new, more natural and lower calorie product in the natural sparkling beverage market. Our strategy is to focus on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners to ensure we are current with consumer trends in the beverage industry.
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
Marketing and Sales
Marketing
Our marketing team has developed brand positioning and architecture frameworks that we believe enable us to have disciplined control over our brand identity and other marketing parameters. These strategic frameworks steer us in the development and selection of programs that allow direct consumer ownership and participation in management of the brand while still maintaining brand integrity. We have also developed channel, package, price and promotion strategies designed to allow the sales team to realize optimum price points.
We have a successful history of positioning ourselves in alternative outlets with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products. We have teamed up with Ultimate Fighting Championship fighter Ryan “Darth” Bader and Mixed Martial Arts fighter Jordan Mein to promote our re-launched WhoopAss and with world snowboarding champion Lindsey Jacobellis along with K2 Skis to pursue new snow-inspired initiatives. We also market in youth alternative sports such as surfing where we have teamed up with surfer Brianna Cope, hockey, roller derby, and snowboard, skateboard and BMX bike arenas. We believe this effort to position our products in alternative outlets has drawn a younger generation of customers that value their independence away from the larger soft drink brands.
Another core marketing pillar is the open source access consumers have to define the brand through Jonessoda.com. We invite our consumers to send us photos of their lives for use on our label. Every Jones Soda glass bottle and can has a picture provided to us by a consumer.
We also maintain and utilize our website to allow our Jones Soda consumers to create personalized 12-packs of Jones Soda (12-ounce bottles) with their own photos on the labels. The strategy of this program is to provide a personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through a web-based process and crop and create their own “myJones” labels. The personalized labels are downloaded at our warehouse, applied to 12-packs of Jones Soda and delivered to the consumer. We believe this strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand.
In 2002, we launched the yourJones program, which allows the customization of the front panel of the label of Jones Soda in a manner similar to our myJones business, but on a larger, commercial scale. The premise behind yourJones is to create customized Jones Soda bottles, with a personalized photo or brand image, for cross promotion and co-branding purposes or for sale in retail accounts. Like myJones.com, the Jones Soda name always appears on the labels and customers add their own photo/brand and words. We have negotiated arrangements with our co-packing facilities to create short-run productions for these purposes. Examples of yourJones runs include limited edition soda featuring Buffy the Vampire Slayer as well as bacon-flavored soda that we made in partnership with the popular Bacon Salt®.
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
We use point-of-sale materials such as posters, stickers, hats and T-shirts to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. In selected cities, we participate at a “grass roots” level at certain community and sporting events in an attempt to create and increase brand awareness and loyalty. We use recreational vehicles, vans and independent distributor vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm at these events and to assist distributors as they open new retail accounts and markets. Additionally, with the strong summer seasonality of our product, we maximize our presence throughout the U.S. and Canada by touring in our branded RV and engaging fans at consumer sampling and summer events.
From time to time, we partner with companies that will manufacture Jones-related products that we feel extend and enhance our Jones brand. We currently have a licensing arrangement Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.
Sales
Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, and up and down the street in delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2011, sales in the U.S. represented approximately 75% of total sales, while sales in Canada represented approximately 23%, and we had approximately 2% in other international sales. In 2010, sales in the U.S. represented approximately 71% of total sales, while sales in Canada represented approximately 25%, and we had approximately 4% in other international sales.

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

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel—a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In March 2012, we announced our new product offering, Au Naturel, that we plan to launch in the second quarter 2012 to enhance our sparkling portfolio with a more natural and lower calorie product. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.
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
Production
Contract Packing Arrangements
We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use five primary co-packers located in Canada and the U.S. to prepare and package our bottle and can products. Once the product is manufactured, we store the finished product at that location or in nearby third party warehouses. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.
Raw Materials
Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle and can products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of concentrate, flavors, supplements, sugar, bottles, labels, trays, caps and packaging. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.
Currently, we purchase our flavor concentrate from three flavor concentrate suppliers. Generally, flavor suppliers own the proprietary rights to the flavors. Consequently, we do not have the list of ingredients or formulas for our flavors, but we do have the exclusive rights to flavor concentrates developed with our flavor concentrate suppliers. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.
In addition, we utilize considerable quantities of pure cane sugar. We have two pure cane sugar suppliers and have entered into one to two-year supply agreements that fix prices for 12-month periods. We also have a three-year a fixed price supply agreement with our primary glass supplier which expires at the end of 2013. The price of glass increased in 2011 compared to 2010 exerting pressure on our 2011 gross margins. However, due to the shortage of available glass in the industry, our supply agreement with our glass supplier has given us a competitive advantage.
We are still subject to freight and energy surcharges despite these agreements. We experienced lower surcharges in 2011; however, we anticipate that these costs may increase in 2012 as fuel and energy prices increase.
Quality Control

Our products are made from high quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library.
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
Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses
In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES JUMBLE®,” “WHOOPASS™,” “WHOOPASS ZERO™”, “OPEN A CAN!™” and “AU NATUREL™”.
In addition, we have trademark protection in the U.S. for a number of other trademarks for website, slogans and product designs, including “RUN WITH THE LITTLE GUY!®,” “WWW.JONESSODA.COM®,” “MY JONES®,” “WWW.MYJONES.COM®,” “ FUFU BERRY SODA®,” “ROADTRIP JONES®,” “FREE SODA FRIDAY®,” “KEEPING IT REAL®,” “CORN IS FOR CARS . . . SUGAR IS FOR SODA®,” “I’VE GOT A JONES FOR A JONES®,” “CREATE SOME CHANGE™” and “OFFICIAL SODA OF THE ROADTRIP®”.
We also own various foreign trademark registrations and pending trademark applications for several marks, including “JONES™,” “JONES SODA CO.®,” “JONES ZILCH™,” “WHOOPASS™,” and “OPEN A CAN!™” in Canada, United Kingdom, Ireland, Germany, Japan, Australia, and other foreign jurisdictions.
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
Effective July 28, 2010, we sold to a third party the two patents and all rights thereto that covered our patented custom label process. We retained a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license in the patents, solely for use with respect to our products and services, which is not subject to termination for any reason. Under the agreement, we also have the right to pre-approve any license or assignment of the patents for certain products or services.

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
Employees
As of the date of this Report, we have 40 employees, all of which were full-time. Of our 40 employees, 25 were employed in sales and marketing capacities, 10 were employed in administrative capacities and 5 were employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.
Securities Exchange Act Reports and other Available Information
We make available on or through our website at www.jonessoda.com (under “Company — Jones Press — Investor Information — SEC Filings”) certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings and amendments thereto. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
In addition, the following corporate governance materials are also available on our website under “Company — Jones Press — Investor Information — Corporate Governance:”

•	Audit Committee Charter

•	Compensation and Governance Committee Charter

•	Nominating Committee Charter

•	Code of Conduct applicable to all directors, officers and employees of Jones Soda Co.

•	Code of Ethics for our CEO and senior financial officers.
A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 1000 First Avenue South, Suite 100, Seattle, Washington 98134.

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
Risk Factors Relating to Our Company and Our Business
If we are not able to successfully execute on our 2012 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.
We incurred net losses of $7.2 million and $6.1 million for the years ended December 31, 2011 and 2010, respectively, and used a significant amount of our cash resources during these periods to fund our operations. As of December 31, 2011, we had cash and cash-equivalents of approximately $1.7 million, compared to approximately $5.4 million as of December 31, 2010. Additionally, we had accumulated deficits of $53.2 million and $46.1 million as of December 31, 2011 and 2010, respectively. Cash used in operations during the fiscal years ended December 31, 2011 and 2010 totaled $5.1 million and $3.5 million, respectively.
In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 shares. During 2010 and 2011, we sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. No further amounts are available to us under this Equity Line. (See Note 8 in Item 8 of this Report).
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not be less than 5.25% per annum, with a minimum payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In January 2012, we entered into a placement agent agreement with Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which Rodman & Renshaw agreed to use its reasonable best efforts to arrange for the sale of our registered securities. We agreed to pay Rodman & Renshaw an aggregate fee equal to 8% of the gross proceeds received in the offering and agreed to customary representations, warranties, and indemnification by us.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for an aggregate offering price of $3,207,500 (Offering). The warrants are not exercisable for six months following their issuance. After deducting the placement agent fee and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Offering, the net proceed were approximately $2.8 million. (See Notes 1 and 15 in Item 8 of this Report).
Taking into account the net proceeds raised through our registered offering in February 2012, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for inventory purchases. Additionally, as of the date of this Report, our 2012 operating plan does not require us to obtain additional financing; however, we will require additional financing to support our working capital needs beyond 2012. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan, which is based on our realigned product portfolio, including our re-launched WhoopAss Energy Drink in addition to our new product offering, Au Naturel, that we plan to launch in the second quarter 2012 to enhance our sparkling portfolio. However, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales level we expect or that justify the costs associated with our growth plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures, leaving us little room for further reductions in such costs without affecting our ability to increase top-line growth.
Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, and have been reduced by approximately $7.0 million through 2017 as the result of the termination of our sponsorship arrangement with the New Jersey Nets (see "Contractual Obligations" in Item 7 of this Report).
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In the event we require additional financing to support our working capital needs or to fund strategic growth plans, we believe various debt and equity financing alternatives will be available to us. However, new debt or equity financing arrangement may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for an equity financing may be impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We may not be able to regain compliance with the minimum bid price requirement or succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market and such delisting could cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
In 2011, sales in the U.S. represented approximately 75% of total sales, sales in Canada represented approximately 23%, and we had approximately 2% in other international sales. Our top ten DSD customers by revenue represent approximately 41% of revenue, one of which, A. Lassonde Inc., a Canadian DSD distributor, represents 21%. Although we anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, we cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or national accounts.
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
Our business plan and future growth depend in part on our re-launch of WhoopAss Energy Drink and our launch of a natural sparkling beverage in 2012. If we are unable to successfully implement this strategy, the results of operations and financial condition could be adversely affected.
Our financial condition and results of operation for 2012 will depend, in part, on the success of our current and prospective products. This success depends in part on the continued momentum of the re-launch of WhoopAss Energy Drink and our ability to successfully launch Au Naturel, a new, more natural and lower calorie product in the natural sparkling beverage market, which we intend to launch in the second quarter of 2012. Much of our success will depend on our ability to obtain retailer shelf space for these products, particularly in drug and convenience chains through our DSD channel for WhoopAss and in the natural foods channel for Au Naturel. Our inability to successfully move our new products through distribution channels and achieve competitive velocity in our case sales could have a material adverse effect on our relationships with our distributors and retailers and could limit our ability to expand our market, which will adversely affect our revenues and financial results.

We rely on independent contract manufacturers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.
We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our bottle and can products are prepared and packaged by five primary co-packers. As a consequence, we depend on independent contract manufacturers to produce our beverage products. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.
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
The principal raw materials we use include glass bottles, aluminum cans, labels and cardboard cartons, aluminum closures, flavorings, sucrose/inverted pure cane sugar and sucralose, and fortification ingredients which include vitamins and minerals. The costs of our ingredients are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.
Due to the increasing costs of energy and fuel, the prices of glass bottles increased during 2011 and availability of glass supply diminished for companies not under contract. The price of pure cane sugar increased in 2010. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges based on certain of their own cost increases. Although we believe we have mitigated this risk for 2012 through fixed-price purchase commitments for sugar and glass, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future and we may not be able to pass any such increases on to our customers.
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
Rising energy and freight costs may have an adverse impact on our sales and earnings.
Recent volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers by way of higher base pricing and/or increased fuel surcharges. The shipping rates, and fuel surcharges we pay to our freight carriers have been increasing, and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.
Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability and that of our suppliers, business partners, contract manufacturers, independent distributors and retailers to make, move and sell products (as applicable) is critical to our success. Damage or disruption to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, strikes or other reasons, could impair our ability to manufacture, distribute or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
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
If we lose the services of our CEO, our operations could be disrupted and our business could be harmed.
Our business plan relies significantly on the continued services of our CEO William Meissner. If we were to lose the services of Mr. Meissner, our ability to continue to execute our business plan could be materially impaired. Mr. Meissner hasn't indicated he intends to leave our company, and we are not aware of any facts or circumstances that suggest he might leave us. We do not have key man life insurance on Mr. Meissner.

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
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
U.S. generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.
If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our Company could be materially and adversely affected.
We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.
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
For the year ended December 31, 2011, approximately 23% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2011, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.
Climate change may negatively affect our business.
There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability and/or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and/or global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
Risk Factors Related to Our Common Stock
The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.
There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.
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
Any future equity or debt issuances by us, including the exercise of outstanding warrants, may have dilutive or adverse effects on our existing shareholders.
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
Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price. On September 16, 2011, we received a deficiency letter from The Nasdaq Stock Market that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share, and we were provided an initial period of 180 calendar days (until March 14, 2012) to regain compliance. Although we failed to satisfy the minimum bid price for our common stock by March 14, 2012, we were eligible under the Nasdaq rules for an additional 180 day compliance period (until September 10, 2012), because we met the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the bid price. We provided written notice to Nasdaq of our intention to cure the bid price compliance deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On March 15, 2012, we received written notification from The Nasdaq Stock Market granting us an additional 180 days to regain compliance. If we are unable to regain compliance by September 10, 2012, we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel.
We may not be able to regain compliance with the minimum bid price requirement or succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market.
If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on the Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, lead to decreases in investor demand and information available concerning trading prices and volume, or make it more difficult for investors to buy or sell shares of our common stock. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and amend our stock option and stock purchase plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3. If our common stock is delisted, there can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing in the future.
In addition, if we fail to maintain the Nasdaq Capital Market listing for our common stock, such delisting could cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock. Under the penny stock rule, any broker engaging in a transaction in our securities would be required to provide certain disclosure documents to its customers prior to effecting the transaction. In addition, broker-dealers would be subject to certain sales practice requirements. These rules could adversely affect the ability of broker-dealers and our shareholders to sell shares of our common stock.
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
In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•
Our ability to maintain, develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

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

•	Our ability to develop, expand and implement our direct-to-retail sales channels and national retail accounts, as well as our “myJones” programs;

•	Our ability to maintain and increase distribution and expand and manage distributor growth in the U.S. and Canada;

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
The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted our two primary markets: the U.S. and Canada. This reduced consumer confidence in the economy, we believe, negatively affected consumers’ willingness to purchase our products as they reduced their discretionary spending. Moreover, adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectibility of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
We sublease approximately 9,500 rentable square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The terms of the sublease is five years with an option to extend for up to three additional five years terms. We do not own real property. We also lease approximately 900 square feet of warehouse/office space in Seattle, Washington to fulfill our online "myJones" orders.

ITEM 3.LEGAL PROCEEDINGS.
We are not currently involved in any material pending legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is currently traded on the NASDAQ Capital Market under the symbol “JSDA”.
The following table shows, for each quarter of fiscal 2011 and 2010, the high and low closing sales prices as reported by the NASDAQ Capital Market.

	Nasdaq Capital Market
	High	Low
2011:
Fourth quarter	$0.74	$0.37
Third quarter	1.16	0.65
Second quarter	1.30	1.01
First quarter	1.77	1.17
2010:
Fourth quarter	$1.39	$1.06
Third quarter	1.38	0.91
Second quarter	2.02	0.59
First quarter	0.84	0.45
As of March 27, 2012, there were 38,515,882 shares of common stock issued and outstanding, held by approximately 298 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 27, 2012 was $0.46.
Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market has several quantitative and qualitative requirements with which companies must comply in order to maintain this listing, including a $1.00 per share minimum bid price. On September 16, 2011, we received a deficiency letter from The Nasdaq Stock Market that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share, and we were provided an initial period of 180 calendar days (until March 14, 2012) to regain compliance. Although we failed to satisfy the minimum bid price for our common stock by March 14, 2012, we were eligible under the Nasdaq rules for an additional 180 day compliance period (until September 10, 2012), because we met the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the bid price. We provided written notice to Nasdaq of our intention to cure the bid price compliance deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On March 15, 2012, we received written notification from The Nasdaq Stock Market granting us an additional 180 days to regain compliance. If we are unable to regain compliance by September 10, 2012, we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel.
We may not be able to regain compliance with the minimum bid price requirement or succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market.
If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on the Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, lead to decreases in investor demand and information available concerning trading prices and volume, or make it more difficult for investors to buy or sell shares of our common stock. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and amend our stock option and stock purchase plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3. If our common stock is delisted, there can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing in the future.
In addition, if we fail to maintain the Nasdaq Capital Market listing for our common stock, such delisting could cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock. Under the penny stock rule, any broker engaging in a transaction in our securities would be required to provide certain disclosure documents to its customers prior to effecting the transaction. In addition, broker-dealers would be subject to certain sales practice requirements. These rules could adversely affect the ability of broker-dealers and our shareholders to sell shares of our common stock.
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
Stock Repurchases
The following table contains information for shares repurchased during the fourth quarter of 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar-Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in $'000)
October 1 to October 31, 2011	418	$0.76	—	—
November 1 to November 30, 2011	—	—	—	—
December 1 to December 31, 2011	—	—	—	—
Total	418	$0.76	—	—
___________
(1) The number of shares reported above as purchased are attributable to shares withheld by us in satisfaction of withholding taxes due in connection with the vesting of restricted stock awards under the Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. The average price paid per share reflects the average market value per share of the shares withheld for tax purposes. See Note 9(c) in Item 8 of this Report.
Sales of Unregistered Securities
None.

ITEM 6.SELECTED FINANCIAL DATA.
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$17,401	$17,526	$26,013	$35,918	$39,831
Cost of goods sold	(13,120)	(12,978)	(19,875)	(28,551)	(30,387)
Write-down of excess GABA inventory and impairment of fixed assets	—	(506)	(2,248)	—	—
Gross profit	4,281	4,042	3,890	7,367	9,444
Licensing revenue	24	31	81	170	334
Promotion and selling expenses	(6,296)	(4,676)	(7,820)	(12,292)	(11,857)
General and administrative expenses	(5,235)	(5,983)	(6,596)	(10,661)	(8,893)
Loss from operations	(7,226)	(6,586)	(10,445)	(15,416)	(10,972)
Other income (expense), net	104	142	(30)	384	1,498
Loss before income taxes	(7,122)	(6,444)	(10,475)	(15,032)	(9,474)
Income tax (expense) benefit, net	(32)	338	(72)	(203)	(2,155)
Net loss	(7,154)	(6,106)	(10,547)	(15,235)	(11,629)
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.40)	$(0.58)	$(0.45)

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$3,675	$7,668	$7,483	$15,054	$32,268
Fixed assets, net	844	296	807	2,099	2,498
Total assets	7,657	11,463	13,534	24,315	41,625
Long-term liabilities	539	2	219	396	474
Working capital	3,552	8,141	8,530	17,674	31,482

	Year Ended December 31,
	2011	2010	2009	2008	2007
Case sale data (288-ounce equivalent):
Finished products cases	1,301,000	1,324,000	2,057,000	2,886,000	3,126,000
Concentrate cases	—	111,000	816,000	1,501,000	2,670,000
Total cases	1,301,000	1,435,000	2,873,000	4,387,000	5,796,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report on Form 10-K, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed at the beginning of this Report, below in this section and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.
Overview
We develop, produce, market and distribute premium beverages, which currently consist of the following product lines and extensions:

•	Jones® Soda, a premium carbonated soft drink;

◦	Jones Zilch®, with zero calories (and an extension of the Jones® Soda product line);

•	WhoopAss™ Energy Drink, an energy supplement drink; and

◦	WhoopAss Zero™ Energy Drink, with zero sugar (and an extension of the WhoopAss™ Energy Drink product line).
We sell and distribute our products primarily in North America through our network of independent distributors located throughout the U.S. and Canada and directly to our national retail accounts. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers.
Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores and up and down the street in delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape has changed over the past few years with the majority of our case sales of our core products, including Jones Soda as well as our re-launched WhoopAss Energy Drink, sold through our DSD channel. We are strategically building our national and regional retailer network by focusing on the distribution system that we believe will provide us the best top-line driver for our products and optimize availability of our products. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national and regional retail accounts in our core markets throughout the U.S. and Canada. We also intend to initiate and enhance distributor relationships in international regions where we believe there may be appropriate demand for our products. Our international business outside of North America is currently comprised of Ireland, the United Kingdom and Australia.
Our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America). Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink and our newly launched 16-ounce Jones Soda can format;

•	expanding the stock-keeping unit (SKU) offerings and space in the grocery stores where we are already present; and

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment.
In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In March 2012, we announced our new product offering, Au Naturel, that we plan to launch in the second quarter of 2012 to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.
For purposes of the following Management's Discussion and Analysis, we use the following industry terms:

•	We use “stock keeping units” or “SKUs” to refer to individual variants of our products. For example, for our Jones Soda product line, each of our flavors is referred to as a different SKU.

•	We use the phrase “sales velocity” to refer to the number of units of a particular SKU sold per point of distribution within a specific period of time.

Results of Operations
Years Ended December 31, 2011 and 2010
Revenue
For the year ended December 31, 2011, revenue was approximately $17.4 million, a decrease of $125,000, or 0.7% from $17.5 million in revenue for the year ended December 31, 2010. Our revenues and case sales in 2011 reflect the improvement to our business that we implemented in the second half of 2010 as part of our strategic decision to refocus our business on our higher-margin, core products. Beginning in 2010, we discontinued several of our underperforming product lines (Jones Naturals®, Jones Organics ®, Jones 24C ® and Jones GABA®) and certain of our underperforming Jones Soda SKUs. The result of this product line and SKU rationalization was a focus on Jones Soda SKUs that we believe have demonstrated strong sales velocity at retail and our re-launched WhoopAss Energy Drink. As a result, for 2011 we experienced overall increases in revenue and case sales for our core products, and we earned significantly less revenue from these discontinued products and SKUs compared to the prior year.
The following table summarizes the case sales and revenue for the years ended December 31, 2011 and 2010

	Case Sales (288-ounce equivalent)		Revenue (in thousands)
	2011	2010	2011	2010
Core products - North America	1,260,000	1,075,700	$17,076	$15,311
Core products - International	27,000	63,700	255	762
Discontinued products	12,700	125,400	60	835
Discontinued SKUs	1,300	59,200	10	517
Concentrate	—	111,000	—	101
Total	1,301,000	1,435,000	$17,401	$17,526
With respect to our core product offerings, we had a 10.1% ($1.8 million) increase in revenue in our North American sales in 2011 compared to 2010. We believe this was the direct result of our efforts, beginning in the latter part of 2010, to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors, in addition to our transition out of underperforming products and SKUs to focus on our core product lines. This increase in North American sales of our core products offset a 2.9% ($507,000) decrease in revenue from international sales. We believe that the decrease in international sales was primarily due to our having to transition to a new distributor during the third quarter of 2011, to serve the Ireland market to replace our previous underperforming distributor who ultimately sought bankruptcy protection. With our reinforced distributor network (both in North America and our international distributors) and our refocus on our core products, we expect to see overall revenue growth for 2012 over 2011.
With respect to our discontinued product lines and SKUs, we had ongoing sales during 2011 as we sold off our remaining inventory. For 2011 compared to 2010, we had a 7.3% ($1.3 million) decrease in revenue from sales of these discontinued product lines and SKUs. We no longer have inventory relating to these discontinued products and SKUs, and we do not expect revenue related to these discontinued products and SKUs will have a material effect in 2012.
We had no case sales of concentrate in 2011 compared to 111,000 cases in 2010. As part of our strategic refocus, in 2012 we intend to continue to emphasize our higher-margin core products, including Jones Soda and our WhoopAss Energy Drink, with less emphasis on our concentrate soda channel, which is a lower margin business for us.

For the year ended December 31, 2011, promotion allowances and slotting fees, which are a reduction to revenue, totaled $1.8 million, an increase of $209,000, or 12.8%, from $1.6 million a year ago. The increase in promotion allowances and slotting fees was primarily attributable to a focus on more traditional trade spend strategies for core products through our DSD channel in order to increase sales velocity, coupled with our expanding distribution network. For 2010, our promotion allowances and slotting fees were significantly lower than in 2009 ($2.7 million) due to a decrease in promotion allowances in our DTR channel and to a lesser extent, a decrease in our DSD channel due to pricing strategies that lowered the use of promotion allowances in exchange for lower delivered pricing. This strategy was changed during the fourth quarter of 2010. We expect promotion allowances and slotting fees to be higher in 2012 compared to 2011 as we continue to concentrate on traditional trade spend strategies to increase distribution.
Gross Profit

	Year Ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Gross profit	$4,281	$4,042	5.9%
% of Revenue	24.6%	23.1%
For the year ended December 31, 2011, gross profit increased by approximately $239,000 or 5.9%, to $4.3 million compared to $4.0 million for the year ended December 31, 2010. This increase in gross profit was primarily a result of a reduction in cost of goods sold during 2011 compared to 2010 as a result of our discontinuation of underperforming product lines, which had a higher cost to produce. However, gross profit in 2011 was negatively impacted by an increase in glass prices and rising fuel costs compared to 2010. The gross profit for 2010 reflects a $506,000 write-down of excess GABA inventory, which negatively impacted gross profit for that year by 2.9%; in comparison, we had no similar write down in 2011. For the year ended December 31, 2011, gross profit as a percentage of revenue increased to 24.6% from 23.1% for the year ended December 31, 2010, despite the overall decrease in revenue for 2011 compared to 2010.
Licensing Revenue
Licensing revenue decreased 22.6%, or $7,000 to $24,000 for the year ended December 31, 2011, from $31,000 for the year ended December 31, 2010, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We believe licensing revenue was down due to the negative impact on sales resulting from the economic downturn. We do not expect licensing revenue to represent a material portion of our overall revenues in 2012.
Promotion and Selling Expenses
Promotion and selling expenses for the year ended December 31, 2011 were approximately $6.3 million, an increase of $1.6 million, or 34.6%, from $4.7 million for the year ended December 31, 2010. Promotion and selling expenses as a percentage of revenue increased to 36.2% for the year ended December 31, 2011, from 26.7% in 2010. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $1.2 million, to $3.8 million, or 21.8% of revenue, driven by additional sales personnel hired to support our growth strategy. Also contributing to the increase in promotion expenses in 2011 was trade promotion and marketing expenses which grew $426,000 from $2.1 million to $2.5 million (14.4% of revenue) for 2011, due primarily to a $350,000 charge in connection with the termination of our New Jersey Nets sponsorship agreement in August 2011. In comparison, for 2010 our promotion and selling expense reflected decreases in our sales personnel and a reduction of agency fees and sponsorships, in conjunction with cost containment efforts taken during 2009.
We anticipate decreased promotion and selling expenses as a percentage of revenue during 2012 as we scale back the sales and marketing investments made over the past year to support our strategy of securing and growing larger distributor and national retail accounts, as well as growing our Jones Soda and WhoopAss Energy Drink core product lines.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2011 were $5.2 million, a decrease of $748,000 or 12.5%, compared to $6.0 million for the year ended December 31, 2010. General and administrative expenses as a percentage of revenue decreased to 30.1% for the year ended December 31, 2011 from 34.1% in 2010. The decrease in general and administrative expenses was primarily due to a decrease in salaries and benefits, due to fewer personnel, a decrease in stock-based compensation, and decreases in professional fees and depreciation expense.
Income Tax (Expense) Benefit, Net

We had income tax expense of $32,000 in 2011, compared to income tax benefit of $338,000 in 2010. This tax expense and benefit relates primarily to our Canadian operations, which reflects income from our Canadian operations in 2011 and a non-recurring credit for 2010 due to a tax refund allowed. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the year ended December 31, 2011 increased to $7.2 million from a net loss of $6.1 million for the year ended December 31, 2010. This was primarily, for the reasons discussed above, due to an increase in promotion and selling expense of $1.6 million and a tax refund allowed in 2010 resulting from our Canadian operations as well as non-recurring licensing proceeds of $125,000 relating to the sale of our patents in 2010, both of which reduced the net loss in the prior year. Offsetting these increases to net loss was a decrease in general and administrative expense for 2011 of $748,000.

Liquidity and Capital Resources
As of December 31, 2011 and 2010, we had cash and cash-equivalents of approximately $1.7 million and $5.4 million, respectively, and working capital of $3.6 million and $8.1 million, respectively. Cash used in operations during fiscal years 2011 and 2010 totaled $5.1 million and $3.5 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the year ended December 31, 2011, net cash used in investing activities totaled approximately $956,000 due primarily to investments in conjunction with tenant improvements for our new office lease and a related certificate of deposit. For the year ended December 31, 2010, net cash provided by investing activities totaled approximately $344,000 due primarily to redemption of the restricted certificate of deposit and in conjunction with the repayment of the note payable we issued in 2009. Net cash provided by financing activities for the year ended December 31, 2011, totaled approximately $2.3 million, due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. This compares to net cash provided by financing activities for the year ended December 31, 2010, which totaled approximately $3.6 million, due to the proceeds from the draw downs on our equity line, offset by the repayment of the note payable. We incurred a net loss of $7.2 million for the year ended December 31, 2011. Our accumulated deficit increased to $53.2 million as of December 31, 2011 compared to the prior year’s deficit of $46.1 million.
In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 shares. During 2010 and 2011, we sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. No further amounts are available to us under this Equity Line. (See Note 8 in Item 8 of this Report).
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not be less than 5.25% per annum, with a minimum payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In January 2012, we entered into a placement agent agreement with Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which Rodman & Renshaw agreed to use its reasonable best efforts to arrange for the sale of our registered securities. We agreed to pay Rodman & Renshaw an aggregate fee equal to 8% of the gross proceeds received in the offering and agreed to customary representations, warranties, and indemnification by us.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for an aggregate offering price of $3,207,500 (Offering). The warrants are not exercisable for six months following their issuance. After deducting the placement agent fee and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Offering, the net proceeds were approximately $2.8 million. (See Notes 1 and 15 in Item 8 of this Report).
Taking into account the net proceeds raised through our registered offering in February 2012, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for inventory purchases. Additionally, as of the date of this Report, our 2012 operating plan does not require us to obtain additional financing; however, we will require additional financing to support our working capital needs beyond 2012. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan, which is based on our realigned product portfolio, including our re-launched WhoopAss Energy Drink in addition to our new product offering, Au Naturel, that we plan to launch in the second quarter 2012 to enhance our sparkling portfolio. However, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales level we expect or that justify the costs associated with our growth plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures, leaving us little room for further reductions in such costs without affecting our ability to increase top-line growth.
Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, and have been reduced by approximately $7.0 million through 2017 as the result of the termination of our sponsorship arrangement with the New Jersey Nets (see "Contractual Obligations").
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In the event we require additional financing to support our working capital needs or to fund strategic growth plans, we believe various debt and equity financing alternatives will be available to us. However, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for an equity financing may be impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We may not be able to regain compliance with the minimum bid price requirement or succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market and such delisting could cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

Please refer to the disclosure of contractual obligations in Notes 6, 7 and 11 in Item 8 of this Report.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances.
Our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail customers in accordance with written sales terms, net of provisions for discounts and promotion allowances. All sales to distributors and customers are final sales; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material, nor do we anticipate them to be material in the future.
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
Trade Spend and Promotion Expenses
The provisions for discounts, slotting fees and promotion allowances is recorded as an offset to revenue and shown net on the consolidated statement of operations. Estimates are made to accrue for amounts that have not yet been invoiced.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Item is inapplicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington
We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
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
/s/ PETERSON SULLIVAN LLP
Seattle, Washington
March 29, 2012

JONES SODA CO.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,709	$5,448
Accounts receivable, net of allowance of $102 and $166	1,966	2,220
Taxes receivable	5	480
Inventory	2,386	2,279
Prepaid expenses and other current assets	199	305
Total current assets	6,265	10,732
Fixed assets, net of accumulated depreciation of $1,648 and $2,973	844	296
Other assets	548	435
Total assets	$7,657	$11,463
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,278	$853
Accrued expenses	1,323	1,592
Taxes payable	64	146
Deferred rent, current portion	25	—
Capital lease obligations, current portion	23	—
Total current liabilities	2,713	2,591
Capital lease obligations	82	—
Long-term liabilities — other	457	2
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 32,100,882 and 30,418,301 shares, respectively	50,090	47,917
Additional paid-in capital	7,116	6,570
Accumulated other comprehensive income	420	450
Accumulated deficit	(53,221)	(46,067)
Total shareholders’ equity	4,405	8,870
Total liabilities and shareholders’ equity	$7,657	$11,463

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
	(In thousands, except share data)
Revenue	$17,401	$17,526
Cost of goods sold	13,120	12,978
Write-down of excess GABA inventory	—	506
Gross profit	4,281	4,042
Licensing revenue	24	31
Operating expenses:
Promotion and selling	6,296	4,676
General and administrative	5,235	5,983
	11,531	10,659
Loss from operations	(7,226)	(6,586)
Other income, net	104	142
Loss before income taxes	(7,122)	(6,444)
Income tax (expense) benefit, net	(32)	338
Net loss	$(7,154)	$(6,106)

Net loss per share - basic and diluted	$(0.22)	$(0.22)
Weighted average basic and diluted common shares outstanding	31,896,848	27,172,697

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
	(In thousands, except share data)
Net loss	$(7,154)	$(6,106)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	(30)	32
Total comprehensive loss	$(7,184)	$(6,074)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
		(In thousands, except per share amounts)
Balance, December 31, 2009	26,427,989	$43,925	$5,771	$418	$(39,961)	$10,153
Exercise of stock options	70,834	54	—	—	—	54
Stock-based compensation	217,305	—	799	—	—	799
Equity line fees to Glengrove	70,053	97	—	—	—	97
Common stock issued, net of offering costs of $196	3,632,120	3,841	—	—	—	3,841
Net loss	—	—	—	—	(6,106)	(6,106)
Other comprehensive income, net	—	—	—	32	—	32
Balance, December 31, 2010	30,418,301	47,917	6,570	450	(46,067)	8,870
Exercise of stock options	25,288	17	—	—	—	17
Stock-based compensation	60,520	—	546	—	—	546
Common stock issued, net of offering costs of $94	1,596,773	2,156	—	—	—	2,156
Net loss	—	—	—	—	(7,154)	(7,154)
Other comprehensive loss, net	—	—	—	(30)	—	(30)
Balance, December 31, 2011	32,100,882	$50,090	$7,116	$420	$(53,221)	$4,405

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(7,154)	$(6,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	379
Stock-based compensation	546	799
Change in allowance for doubtful accounts	(64)	79
Write-down of excess GABA inventory	—	506
Loss on disposal of fixed assets	—	168
Commitment fee on equity financing	—	68
Deferred income taxes	—	2
Other non-cash charges and credits	—	7
Changes in operating assets and liabilities:
Accounts receivable	297	178
Taxes receivable	478	(456)
Inventory	(115)	1,252
Prepaid expenses and other current assets	76	211
Other assets	70	(80)
Accounts payable	421	(549)
Accrued expenses	(263)	5
Taxes payable	(81)	72
Deferred rent	25	—
Long-term liabilities	455	—
Net cash used in operating activities	(5,079)	(3,465)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	(183)	—
Redemption of certificate of deposit, restricted	—	376
Purchase of fixed assets	(776)	(32)
Sale of fixed assets	3	—
Net cash (used in) provided by investing activities	(956)	344
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,185	3,841
Proceeds from exercise of stock options	17	54
Proceeds of capital lease obligations	122	—
Payment of capital lease obligations	(17)	—
Repayment of note payable	—	(345)
Net cash provided by financing activities	2,307	3,550
Net (decrease) increase in cash and cash equivalents	(3,728)	429
Effect of exchange rate changes on cash	(11)	44
Cash and cash equivalents, beginning of period	5,448	4,975
Cash and cash equivalents, end of period	$1,709	$5,448
Supplemental disclosure:
Cash paid (received) during period for:
Interest	$(46)	$4
Income taxes	(451)	1
Non-cash financing activity:
Issuance of stock as commitment fee	—	97
See accompanying notes to consolidated financial statements.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

1.	Nature of Operations and Summary of Significant Accounting Policies
Jones Soda Co. develops, produces, markets and distributes premium beverages, which currently consist of the following product lines and extensions:

•	Jones® Soda, a premium carbonated soft drink;

◦	Jones Zilch®, with zero calories (and an extension of the Jones® Soda product line);

•	WhoopAss™ Energy Drink, an energy supplement drink; and

◦	WhoopAss Zero™ Energy Drink, with zero sugar (and an extension of the WhoopAss™ Energy Drink product line).
We sell and distribute our products primarily in North America through our network of independent distributors located throughout the U.S. and Canada.
We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., and two non-operating subsidiaries, myJones.com, Inc. and Whoopass USA Inc.
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to financial reporting. The consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
Liquidity
As of December 31, 2011 and 2010, we had cash and cash-equivalents of approximately $1.7 million and $5.4 million, respectively, and working capital of $3.6 million and $8.1 million, respectively. Cash used in operations during fiscal years 2011 and 2010 totaled $5.1 million and $3.5 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the year ended December 31, 2011, net cash used in investing activities totaled approximately $956,000 due primarily to investments in conjunction with tenant improvements for our new office lease and a related certificate of deposit. For the year ended December 31, 2010, net cash provided by investing activities totaled approximately $344,000 due primarily to redemption of the restricted certificate of deposit and in conjunction with the repayment of the note payable we issued in 2009. Net cash provided by financing activities for the year ended December 31, 2011, totaled approximately $2.3 million due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. This compares to net cash used by financing activities for the year ended December 31, 2010, which totaled approximately $3.6 million, due to the proceeds from the draw downs on our equity line, offset by the repayment of the note payable. We incurred a net loss of $7.2 million for the year ended December 31, 2011. Our accumulated deficit increased to $53.2 million as of December 31, 2011 compared to the prior year’s deficit of $46.1 million.
In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 shares. During 2010 and 2011, we sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated. No further amounts are available to us under this Equity Line (see Note 8).
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at the prime rate plus 2%, but not be less than 5.25% per annum, with a minimum payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In January 2012, we entered into a placement agent agreement with Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which Rodman & Renshaw agreed to use its reasonable best efforts to arrange for the sale of our registered securities. We agreed to pay Rodman & Renshaw an aggregate fee equal to 8% of the gross proceeds received in the offering and agreed to customary representations, warranties, and indemnification by us.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for an aggregate offering price of $3,207,500 (Offering). The warrants are not exercisable for six months following their issuance. After deducting the placement agent fee and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Offering, the net proceed were approximately $2.8 million. (See Note 15).
Taking into account the net proceeds raised through our registered offering in February 2012, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for inventory purchases. Additionally, as of the date of this Report, our 2012 operating plan does not require us to obtain additional financing; however, we will require additional financing to support our working capital needs beyond 2012. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan, which is based on our realigned product portfolio, including our re-launched WhoopAss Energy Drink in addition to our new product offering, Au Naturel, that we plan to launch in the second quarter 2012 to enhance our sparkling portfolio. However, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels we expect or that justify the costs associated with our growth plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures, leaving us little room for further reductions in such costs without affecting our ability to increase top-line growth.
Our operating plan factors in the use of cash to meet our contractual obligations. A substantial portion of these contractual obligations consists of obligations to purchase raw materials, including sugar and glass under our supply agreements. We enter into these supply agreements in order to fix the cost of these key raw materials, which we expect will be used in the ordinary course of our business. Our contractual obligations also relate to payments for sponsorships, and have been reduced by approximately $7.0 million through 2017 as the result of the termination of our sponsorship arrangement with the New Jersey Nets (see Note 11).
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In the event we require additional financing to support our working capital needs or to fund strategic growth plans, we believe various debt and equity financing alternatives will be available to us. However, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not, enter into any such agreements or transactions.
Further, our ability to access the capital markets for an equity financing may be impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We may not be able to regain compliance with the minimum bid price requirement or succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market,

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading of our common stock most likely would be conducted in the over-the-counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. The level of trading activity of our common stock may decline if it is no longer listed on the Nasdaq Capital Market and such delisting could cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Accounts receivable
Our accounts receivable balance includes balances from trade sales. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $102,000 and $166,000 as of December 31, 2011 and 2010, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2011	2010
Balance, beginning of year	$166	$87
Net charges to bad debt expense	211	182
Write-offs	(275)	(103)
Balance, end of year	$102	$166
Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost or market and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory, and amounts to be used in production beyond twelve months, if any, are considered long-term assets and are recorded in other assets. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess inventory are recorded as cost of goods sold. We recorded a charge for the write-down of excess GABA inventory during the year ended December 31, 2010 (see Note 12).
Fixed assets
Fixed assets are recorded at cost less accumulated depreciation and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 30%
Vehicles and office and computer equipment	30%
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital lease	Lease term which approximates its useful life
Impairment of long-lived assets
Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no outstanding intangible assets as of December 31, 2011 and 2010.
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
Revenue recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2011 and 2010, our revenue was reduced by $1.8 million and $1.6 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.
Licensing revenue is recorded when we receive a sale confirmation from the third party.
Shipping and handling costs
Shipping and handling amounts paid to us by customers are included in revenue and total $339,000 and $397,000 for the years ended December 31, 2011 and 2010. The actual costs of shipping and handling paid by us are included in cost of sales.
Advertising costs
Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2011 and 2010, we incurred advertising costs of $2.1 million and $1.1 million, respectively.
In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, ending the agreement five years early. In connection with the termination, we agreed to pay $500,000, which included a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011, and a termination fee of $350,000 payable in three installments ending March 1, 2012 (see Note 11).

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes
We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2011 or 2010.
Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2011 and 2010, due to the net loss, all outstanding equity options are anti-dilutive.
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
Recent accounting pronouncements
In June 2011, the FASB issued Accounting Standard Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 changes the way other comprehensive income (OCI) is presented within the financial statements. Our financial statements will be required to reflect net loss, OCI and total comprehensive loss in one continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 that deferred the provisions of ASI 2011-05 relating to the requirement to report reclassification adjustments between OCI and net earnings in the statement of earnings. However, we have early implemented ASU2011-05, and the accompanying consolidated financial statements show net loss, OCI and total comprehensive loss in two separate, but consecutive statements.

2.	Inventory
Inventory consisted of the following as of December 31 (in thousands):

	2011	2010
Finished goods	$1,819	$1,695
Raw materials	567	584
	$2,386	$2,279
Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets
Fixed assets consisted of the following as of December 31 (in thousands):

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
Vehicles	$527	$390
Leasehold improvements and equipment	933	1,430
Office and computer equipment	1,032	1,449
	2,492	3,269
Accumulated depreciation	(1,648)	(2,973)
	$844	$296

4.	Accrued Expenses
Accrued expenses consisted of the following as of December 31 (in thousands):

	2011	2010
Employee benefits	$297	$420
Promotion and selling	683	725
Other accruals	343	447
	$1,323	$1,592

5.	Line of Credit
In December 2011, we entered into a secured credit facility with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions.
Under this facility, we may periodically request advances for up to 75% of our eligible accounts receivable. The interest rate on the facility is the prime rate plus 2%, but may not be less than 5.25% per annum, with a minimum facility payment of $5,000 per month. The facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The credit facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of December 31, 2011.
For the year ended December 31, 2011, we did not borrow on this credit facility.
In connection with the execution of the credit facility, we paid a $20,000 fee. Additionally, upon our initial borrowing on the facility, we will issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 day trailing average closing price from the date of the initial borrowing.

6.	Capital Lease

In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The leases are payable over a 60-month period at 6.99% interest. Our remaining scheduled lease payments, which include $16,000 in interest, are $29,000 for each of the years 2012 through 2015, and $5,000 for 2016.

7.	Lease Obligations
In June 2011, we entered into an office building sublease for use as our principal headquarters, as our previous lease expired in August 2011 and did not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five year terms. Under the terms of the sublease, we received a rent abatement period and a build out allowance that is being amortized over 10 years, the initial 5 year term plus one additional 5 year renewal period, which is the reasonably assured rental period given the economic consequences of an earlier move. The resulting deferred rent of $480,000 is included in Deferred Rent, current and Long-term liabilities - other in the accompanying consolidated balance sheets. During the initial term, there is an annual rent escalation which we would expect to continue in the renewal periods.
Also, under the terms, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association for a portion of the Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000, which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit which is recorded in other assets in the accompanying consolidated balance sheets. We have accrued for all rent expense that has been incurred but not paid.

Our scheduled payments, at December 31, 2011 were as follows (in thousands):

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Lease
2012	$201
2013	206
2014	211
2015	216
Thereafter	127
$961
During the years ended December 31, 2011 and 2010, we incurred rental expenses of $209,000 and $192,000, respectively.

8.	Equity Financing
In June 2010, we entered into an equity line of credit arrangement (Equity Line) with Glengrove Small Cap Value, Ltd (Glengrove), pursuant to which Glengrove committed to purchase, upon the terms and subject to the conditions of the purchase agreement establishing the facility, up to $10 million worth of shares of our common stock, subject to a maximum aggregate limit of 5,228,893 shares. The facility provided that we may, from time to time, over the 24-month term of the facility and at our sole discretion, present Glengrove with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount of 6.0%. During 2010, we completed draw downs and sales under the facility of an aggregate of 3,632,120 shares for net proceeds of approximately $4.0 million. On February 1, 2011, we completed our final draw down and sale of 1,596,773 shares for net proceeds of approximately $2.2 million. We sold to Glengrove a total of 5,228,893 shares, which is the maximum number of shares issuable under the terms of the Equity Line and the Equity Line by its terms automatically has terminated.

9.	Shareholders’ Equity
At our 2011 Annual Meeting held on May 25, 2011, our shareholders approved the Jones Soda Co. 2011 Incentive Plan (2011 Plan). As a result, the 2002 Stock Option and Restricted Stock Plan (2002 Plan) was terminated, and equity awards granted after the 2011 Annual Meeting will be made under the 2011 Plan. Awards outstanding under the 2002 Plan will remain outstanding in accordance with their existing terms.
The 2011 Plan authorizes the issuance of 3,000,000 shares of our common stock. Starting in 2012, the number of shares authorized under the 2011 Plan also may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year.
Under the terms of the 2011 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant for a ten-year term, and generally vest over a period of 48 months with the first 25% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2011, there were 2,604,374 shares of unissued common stock authorized and available for issuance under the 2011 Plan.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2010	1,389,496	$2.96
Options granted	877,000	0.89
Options exercised	(70,834)	0.76
Options cancelled/expired	(405,878)	2.45
Balance at January 1, 2011	1,789,784	$1.96
Options granted	792,000	1.13
Options exercised	(25,288)	0.68
Options cancelled/expired	(402,384)	2.91
Balance at December 31, 2011	2,154,112	$1.49
Exercisable, December 31, 2011	1,218,756	$1.85
Vested and expected to vest	2,106,590	$1.50
The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2011:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	214,855	8.94	$0.39	112,860	2.31	$0.37
$0.51 to $1.09	1,089,506	8.61	0.83	678,289	3.75	0.81
$1.10 to $2.99	675,714	7.59	1.31	253,570	5.71	1.28
$3.00 to $3.99	124,287	6.36	3.29	124,287	6.36	3.29
$4.00 to $18.67	49,750	0.19	18.67	49,750	0.19	18.67
	2,154,112	7.56	1.49	1,218,756	6.40	1.85

(b)	Restricted stock awards:
During the year ended December 31, 2011, the Board granted 108,626 shares of restricted stock to employees and board members under the 2011 Plan. Restricted stock is valued at the grant date market price of the underlying securities. No monetary payment is required from the employees upon receipt of restricted stock.
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2010	33,833	$6.06	8.01 yrs
Granted	231,875	1.12
Vested	(86,413)	1.69
Cancelled/expired	(20,714)	3.05
Non-vested restricted stock at January 1, 2011	158,581	$1.52	9.44 yrs
Granted	108,626	0.63
Vested	(178,114)	1.19
Cancelled/expired	(48,486)	1.44
Non-vested restricted stock at December 31, 2011	40,607	$0.68	9.69 yrs
We withheld a total of 47,770 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the year ended December 31, 2011 and the average price paid per share of $1.31 reflects the average market value per share of the shares withheld for tax purposes. We withheld a total of 3,338 shares as a payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 plan for the year ended December 31, 2010 and the average price paid per share was $2.61.

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
At December 31, 2011, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $567,000 and $20,000, respectively, to be recognized over weighted-average periods of 2.3 years and 1.2 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	2011	2010
Type of awards:
Stock options	$400	$521
Restricted stock	146	278
	$546	$799
Income statement account:
Promotion and selling	$142	$165
General and administrative	404	634
	$546	$799
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the simplified method to estimate the expected term of "plain vanilla" options:

	Twelve Months Ended December 31,
	2011	2010
Expected dividend yield	—	—
Expected stock price volatility	99.2%	93.0%
Risk-free interest rate	2.1%	2.6%
Expected term (in years)	5.9 years	5.7 years
Weighted-average grant date fair-value	$0.86	$0.67
During the year ended December 31, 2011, no material modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at December 31, 2011 and 2010 was $0 and $264,000 and for options exercisable was $0 and $241,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2011 and 2010 was $14,000 and $60,000. There was no intrinsic value of restricted stock vested during the year ended December 31, 2011 and 2010.

(d)	Employee Stock Purchase Plan:
In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2011.

10.	Employee 401(k) Plan
We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service's limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. During the years ended December 31, 2011 and 2010, the total matching contributions were $78,000 and $58,000, respectively.

11.	Commitments and Contingencies
Commitments

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2011, we announced that we agreed to terminate the Amended Sponsorship Agreement with the New Jersey Nets, dated October 29, 2007, ending the agreement five years early. In connection with the termination, we agreed to pay $500,000, which included a $150,000 payment owed under the Amended Sponsorship Agreement in connection with annual sponsorship fees for the year ended December 31, 2010 and the first half of 2011, and a termination fee of $350,000 payable in three installments ending March 1, 2012. As of December 31, 2011, the unpaid portion of the termination fee totaled $100,000 and is recorded in accounts payable.
With the conclusion of our sponsorship with the Portland Trailblazers effective June 30, 2011, our remaining sponsorships are comprised of several individual athlete sponsorships and other sponsorships.
These obligations vary in terms. Purchase obligations (raw materials, primarily including sugar and glass) in future periods under these commitments are expected to occur as follows (in thousands):

	Total	2012	2013	2014 and Thereafter
Purchase obligations	$2,127	$2,127	$—	$—
Sponsorships	300	150	150	—
Total	$2,427	$2,277	$150	$—
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

12.	Write-down of Excess GABA Inventory
Write-down of excess GABA inventory consisted of the following as of December 31 (in thousands):

	2011	2010
Write-down of excess GABA raw material inventory	$—	$241
Write-down of excess GABA finished goods inventory	—	265
	$—	$506
During 2010, and upon the decision to discontinue GABA in the fourth quarter in conjunction with difficulties we encountered with finding markets to sell the remaining inventory, we wrote-down the remaining excess GABA inventory.

13.	Income Taxes
The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in thousands):

	2011	2010
Current
Federal	$—	$(68)
State	12	11
Foreign	(25)	(281)
Total	(13)	(338)
Deferred
Federal	—	—
State	—	—
Foreign	45	—
Total	45	—
Provision (benefit) for income taxes	$32	$(338)
Loss before provision (benefit) for income taxes was as follows for the years ended December 31 (in thousands):

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
United States	$(7,354)	$(6,636)
Foreign	232	192
Total	$(7,122)	$(6,444)
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2011	2010
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(0.68)	(2.66)
State income taxes, net of federal benefit	1.54	(0.10)
Change in valuation allowance	(37.49)	(37.63)
Non-recurring credit	1.95	10.53
Other, net	0.24	1.11
Benefit (provision) for income taxes	(0.44)%	5.25%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2011	2010
Deferred tax assets
Net operating loss carry forwards	$17,311	$13,899
Capital assets	(5)	15
Intangible assets	144	189
Inventory adjustment and reserve	90	833
Stock-based compensation	1,257	1,147
Other	106	151
Total deferred tax asset	18,903	16,234
Valuation allowance	(18,903)	(16,234)
Net deferred tax asset	$—	$—
Deferred tax liabilities	(2)	(2)
Total deferred tax asset (liability)	(2)	(2)
Classified as current	—	—
Long-term asset (liability)	$(2)	$(2)
We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. As of December 31, 2010, the valuation allowance increased by $2.4 million. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $3.5 million. As of December 31, 2011, the valuation allowance increased by $2.7 million.
We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.
No valuation allowance was recorded for deferred tax assets recorded in the Canadian subsidiary, as this subsidiary remains profitable.
At December 31, 2011, we had net operating loss carry-forwards for income tax purposes in the United States of $51.5 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no uncertain tax positions to recognize as of December 31, 2011 and 2010.
The tax years that remain open to examination by the taxing authorities are 2007 — 2011, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.
A provision had not been made at December 31, 2011 and 2010, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2011, the resulting withholding tax provision would not be material to our financial condition or results of operations.

14.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2011	2010
Revenue:
United States	$13,115	$12,428
Canada	4,031	4,336
Other countries	255	762
Total revenue	$17,401	$17,526

	2011	2010
Fixed assets:
United States	$844	$296
Canada	—	—
Total fixed assets	$844	$296
During the years ended December 31, 2011 and 2010, three of our customers represented approximately 32% and 31%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 21% and 21%, respectively of revenue.

15.	Subsequent Events
In January 2012, we entered into a placement agent agreement with Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which Rodman & Renshaw agreed to use its reasonable best efforts to arrange for the sale of our registered securities. We agreed to pay Rodman & Renshaw an aggregate fee equal to 8% of the gross proceeds received in the offering and agreed to customary representations, warranties, and indemnification by us.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers, arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for an aggregate offering price of $3,207,500 (Offering). The warrants are not exercisable for six months following their issuance. After deducting the placement agent fee and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants issued in the Offering, the net proceeds were approximately $2.8 million. The Offering closed on February 7, 2012.
Each Warrant will have an exercise price of $0.70 per share, for total potential additional proceeds to us of up to approximately $2,245,250 upon exercise of the Warrants. The Warrants are exercisable at any time on or after the six-month anniversary of the closing date and have a five-year term. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial information for fiscal years 2011 and 2010 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2011 quarter:
Revenue	$4,087	$4,914	$4,973	$3,427
Gross profit	1,000	1,417	1,171	693
Loss from operations	(1,755)	(1,762)	(1,661)	(2,048)
Net loss	(1,670)	(1,820)	(1,684)	(1,980)
Basic and diluted loss per share	(0.05)	(0.06)	(0.05)	(0.06)

	Q1	Q2	Q3	Q4
2010 quarter:
Revenue	$3,893	$5,365	$5,125	$3,143
Write-down of excess GABA inventory	—	(178)	(166)	(162)
Gross profit	808	1,293	1,384	557
Loss from operations	(2,090)	(1,522)	(974)	(2,000)
Net loss	(2,132)	(1,554)	(578)	(1,842)
Basic and diluted loss per share	(0.08)	(0.06)	(0.02)	(0.06)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.
Disclosure Control and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).
Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2011.
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
Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors
The members of our Board of Directors, as of March 27, 2012, were as follows:

Director	Age	Director Since
Mills A. Brown	59	December 2008
Richard V. Cautero	56	December 2011
Richard S. Eiswirth Jr.	43	August 2006
Michael M. Fleming	63	April 1997
Matthew K. Kellogg	46	June 2008
William R. Meissner	45	April 2011
Susan A. Schreter	50	June 2008
Mills A. Brown is one of the founding principals of MainSpring Capital Group (a real estate investment and development company) and its affiliated brokerage company, Ross Brown Partners, Inc., since MainSpring’s inception in 2000. Mr. Brown is also co-owner and co-operator of a new car franchise in the Phoenix metropolitan area. Mr. Brown received a business degree from Arizona State University. We believe Mr. Brown is qualified to serve on our Board of Directors because his experience as a business cofounder, co-owner and co-operator contributes extensive business management and business development experience.
Richard V. Cautero is President and Managing Director of Executive Advisory Services, an advisory and consulting firm, where he has performed consulting and interim executive assignments in the consumer products, consumer distribution, manufacturing, and technology sectors since 2006. Prior to that, he held numerous executive positions in Consumer Packaged Goods (CPG) roles with Kraft Foods and its former parent, The Altria Group. Mr. Cautero has both a Bachelor and Masters of Business Administration from Hofstra University. We believe Mr. Cautero is qualified to serve on our Board of Directors because of his deep understanding and experience in our industry sector as well as his track record of improving operating performance in the companies where he has worked.
Richard S. Eiswirth, Jr. currently serves as the Chairman of the Board of Directors. He has served as the Chief Financial Officer of Alimera Sciences, Inc., an ophthalmic pharmaceutical company, since 2005, and as its Chief Operating Officer since 2010. Prior to that, Mr. Eiswirth was the Chief Financial Officer and Senior Executive Vice President of Netzee, Inc., a provider of internet banking solutions to community banks, from 1999 to 2002. He is also the founder of Black River Holdings, Inc., a consulting practice. He received an accounting degree from Wake Forest University in 1991. Mr. Eiswirth also served on the Board of Directors and was Chairman of the Audit Committee for Color Imaging, Inc., a toner manufacturing company, from 2003 until 2007. We believe Mr. Eiswirth is qualified to serve on our Board of Directors because his service as Chief Financial Officer and Chief Operating Officer of other companies, as well as his past service as Chairman of the Audit Committee for Color Imaging Inc. contribute management experience and financial and accounting expertise.
Michael M. Fleming has been an attorney with the law firm of Lane Powell PC in Seattle, Washington, specializing in real estate, dispute resolution, securities and environmental matters, since 2000. Mr. Fleming also serves on the Board of Directors of S&W Seed Co., an agricultural products company, where he has served as Chairman of the Audit Committee. Mr. Fleming has served on the Board of Directors of Big Brothers and Big Sisters of Puget Sound since 2002 and was Chairman of the Board of Directors for 2008/2009. He has also been the President and owner of Kidcentre, Inc., a company in the business of providing child care services in Seattle, Washington, since 1988. Since 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from University of Washington and a law degree from the University of California, Hastings College of the Law. We believe Mr. Fleming is qualified to serve on our Board of Directors because his experience as President and owner of two businesses as well as his legal background contribute legal expertise in matters of business and securities law.
Matthew K. Kellogg is currently the managing member of Canal Investments LLC, an investment firm, serving in such capacity since 2003. Mr. Kellogg previously served as a director of the Company from 1999 to 2006 and as Corporate Secretary (in a nonemployee capacity) from March 2006 to August 2006; he returned to our Board of Directors in 2008. In 2008, Mr. Kellogg co-founded Point32 Development Company, a real estate development firm, where he currently serves as a principal. Mr. Kellogg co-owns Tutta Bella Neapolitan Pizzeria, a regional casual restaurant chain. From 2002 to 2003, Mr.

Kellogg was the manager of Kingfisher Capital LLC, an investment firm. Mr. Kellogg holds a Bachelor of Science degree from Skidmore College. We believe Mr. Kellogg is qualified to serve on our Board of Directors because his experience as a business co-owner as well as his investment experience contribute extensive business management and business development expertise.
William R. Meissner has served as our President and Chief Executive Officer since April 2010 and as Director since April 2011. Prior to joining Jones Soda, he served as President of Talking Rain Beverage, Inc. from October 2008 until April 2010. From 2004 to 2008, Mr. Meissner was Chief Marketing Officer of Fuze Beverages, a division of Coca Cola North America. Prior to that, from 2002 to 2004, Mr. Meissner was Vice President of Marketing and Sales of SoBe Chocolate, and from 1999 to 2002, he was Brand Director and Director of Brand Development with SoBe Beverages, a division of Pepsi Cola North America. Mr. Meissner began his career with Tetra Pak Inc., a private multinational consumer beverage packaging firm based in Lausanne, Switzerland, where he worked as a Category Manager and Regional Account Manager from 1994 to 1999. Mr. Meissner earned a Bachelor of Arts degree from Michigan State University and a Masters of Business Administration degree from the University of Pittsburgh. We believe Mr. Meissner is qualified to serve on our Board of Directors because, through his service as Jones Soda’s Chief Executive Officer, he brings intimate knowledge of the Company’s day-to-day operations to our Board. In addition, through his prior executive and management experience at various other beverage companies, Mr. Meissner has a broad understanding of the operational, financial, and strategic issues facing companies such as ours.
Susan A. Schreter is the founder of TakeCommand Information Media, Inc., an online entrepreneurial education and membership organization for small business owners, and has served as its managing editor and Chief Executive Officer since 2006. In addition, she is a contributor to online and print publications in the areas of small business finance. She served as the Chief Executive Officer and Chairman of the Board of First Transaction Management, Inc., a general business and strategic planning consulting firm, from 1999 to 2008 and is currently on the Board of Directors of Heyou Entertainment Inc., a private company. Ms. Schreter received a Bachelor of Arts degree and is an honors graduate of Smith College. We believe Ms. Schreter is qualified to serve on our Board of Directors because her experience as Chief Executive Officer and Chairman of the Board of other companies and her background in the business and entrepreneurial fields contribute experience and knowledge in business finance and strategic planning.

Executive Officers
Our executive officers as of March 27, 2012 are as follows:

Name	Age	Position	Officer Since
William R. Meissner	45	Chief Executive Officer	April 2010
James P. Stapleton	48	Chief Financial Officer	February 2012
Carrie L. Traner	38	Vice President of Finance	December 2011
Mr. Meissner joined Jones Soda in April 2010 as President and Chief Executive Officer and was appointed to our Board of Directors in April 2011. Please refer to his full biography in the preceding section "Directors."
Mr. Stapleton joined Jones Soda in February 2012 as Chief Financial Officer. Prior to joining Jones Soda, he served as a consultant and advisor to small publicly traded companies and private companies and has participated in strategic business consulting, due diligence reviews for investors, and financial advising. From May 2005 to June 2007, Mr. Stapleton was the CFO of Bionovo, Inc, a clinical stage drug discovery and development company. Prior to that, from January 2003 to April 2005, he served as the Chief Financial Officer of Auxillo, Inc., a print management services company to the healthcare industry. Mr. Stapleton earned a Bachelor of Arts degree in Business Administration from University of Washington and a Masters in Business Administration from the University of California, Irvine.
Ms. Traner joined Jones Soda in November 2008 as the Controller, and on December 1, 2011 was promoted to Vice President of Finance and Principal Accounting Officer. Previously, Ms Traner served as Controller of Pyramid Breweries Inc, a craft beer brewery, from October 2005 until October 2008. Ms. Traner began her financial career with Deloitte & Touche LLP, a professional services firm. Ms. Traner earned a Bachelor of Arts degree in Business Administration with a concentration in accounting from University of Washington. She is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require us to identify in this Report any Reporting Person who failed to file any such report on a timely basis.

Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2011.

Code of Ethics
We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance and other senior financial officers and personnel. Information regarding our Code of Ethics and where to find it is included in Item 1 of Part I, and that information is incorporated by reference herein. If we waive any material provision of our Code of Conduct or Code of Ethics for our CEO and senior financial officers and personnel or substantively change the codes, we will disclose that fact on our website within four business days.

Audit Committee
The Audit Committee represents the Board of Directors in discharging its responsibilities relating to our accounting, reporting, financial and internal control practices. The committee has general responsibility for reviewing with management the financial and internal controls and the accounting, auditing and reporting activities of our Company and our subsidiaries. The committee annually reviews the qualifications and objectivity of our independent auditors; is responsible for selecting, retaining or replacing our independent auditors; reviews the scope, fees and result of their audit; reviews and approves any non-audit services and related fees; is informed of their significant audit findings and management's responses thereto; and annually reviews the status of significant current and potential legal matters. The Audit Committee reviews the quarterly and annual financial statements and recommends their acceptance to the Board of Directors. The Audit Committee has a written charter, which is posted on our website at www.jonessoda.com under “Company — Jones Press — Investor Information — Corporate Governance.”
During 2011, the Audit Committee consisted of Messrs. Eiswirth, Fleming and Kellogg and Ms. Schreter. In April 2011, Mr. Kellogg resigned from the committee, and for the balance of 2011 and through the date of this Report, the Audit Committee consists of Messrs. Eiswirth, Fleming and Ms. Schreter. The Board of Directors has determined that Mr. Eiswirth qualifies as an “audit committee financial expert” within the meaning of SEC rules. All of the directors on the Audit Committee qualify as “independent directors” within the meaning of SEC rules and the listing standards of The Nasdaq Stock Market.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table
The following table shows all compensation awarded, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2011 and 2010, to the extent applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
William R. Meissner	2011	$250,000	$—	$—	$280,700	$16,437	$547,137
President, Chief Executive Officer and Director	2010	181,890	93,750	—	211,860	—	487,500
Carrie L. Traner (3)	2011	111,333	13,063	8,560	23,310	—	156,266
Vice President of Finance and Corporate Secretary	2010	110,000	7,475	11,000	6,104	—	134,579
Jennifer Cue (4)	2011	55,074			10,274		65,348
Interim Chief Financial Officer	2010	—	—	—	—	—	—
Michael R. O'Brien (5)	2011	164,049	—	—	23,676	—	187,725
Former Chief Financial Officer and Corporate Secretary	2010	200,000	50,000	—	24,416	—	274,416
____________

(1)
Represents the aggregate grant date fair value for awards granted in 2011 and 2010, as applicable, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 10 of the consolidated financial statements in this Report regarding the assumptions underlying the valuation of equity awards.

(2)	Includes amounts paid to Mr. Meissner as follows: $6,000 car allowance, $10,017 contributions paid by us under our 401(k) plan, and $420 wellness benefit.
(3)	Ms. Traner served as Controller until December 1, 2011 when she was promoted to Vice President of Finance.
(4)	Ms. Cue served as Interim Chief Financial Officer from September 13, 2011 to December 14, 2011.
(5)	Mr. O'Brien resigned from the Company effective September 13, 2011.
Narrative Disclosure to Summary Compensation Table
The following describes the material factors necessary to understand the compensation disclosed in the Summary Compensation Table.
William R. Meissner. Mr. Meissner serves as our President and Chief Executive Officer pursuant to an employment agreement that was effective on April 9, 2010. Pursuant to the employment agreement, Mr. Meissner receives an annual base salary of $250,000 and, based on the achievement of performance metrics established by the Compensation and Governance Committee of our Board of Directors, he will have the opportunity to increase his annual base salary by up to 10%. In addition, the employment agreement provides that Mr. Meissner is eligible to receive (a) an annual performance bonus of 50% of his base salary, which may be taken in either cash or stock, based on 100% achievement of performance targets to be agreed upon by us and Mr. Meissner subject to approval by the Compensation and Governance Committee. Pursuant to his employment agreement, in 2011 Mr. Meissner was granted a stock option to purchase 250,000 shares of common stock pursuant to our 2002 Stock Option and Restricted Stock Plan, as amended (the “2002 Equity Plan”), with an exercise price equal to the closing price of our common stock on the date of the grant. This option vests over a period of forty-two months with the first 1/7th vesting six months from the grant date and the balance vesting in equal amounts every six months thereafter. Also pursuant to the employment agreement, in 2010 Mr. Meissner was granted a fully vested stock option to purchase 100,000 shares of common stock pursuant to our 2002 Equity Plan, which has an exercise price equal to the closing price of our common stock on the date of the grant. Mr. Meissner was also granted an additional stock option to purchase 250,000 shares of common stock pursuant to the 2002 Equity Plan, with an exercise price equal to the closing price of our common stock on the date of the grant and which will vest in equal installments every six months over forty-two months from the date of grant subject to his continued employment. Beginning in 2014, Mr. Meissner will be eligible, subject to the annual review and achievement of performance metrics established by the Compensation and Governance Committee, to annually receive a stock option to purchase 100,000 shares of our common stock. The employment agreement also contained certain restrictive covenants, including the requirement that Mr. Meissner execute a confidentiality agreement.
Under the employment agreement, if Mr. Meissner is terminated without Cause in connection with a Corporate Transaction, he will be entitled to receive a lump sum payment equal to three months of his then current base salary.
For purposes of Mr. Meissner’s employment agreement, the following terms are defined as follows:
• “Cause” includes (i) conviction of any felony or misdemeanor; (ii) breach of our Code of Ethics or Insider Trading Policy or Regulation FD policies, as now in effect or as modified in the future; (iii) theft or embezzlement from us; or (iv) attempt to obstruct or failure to cooperate with any investigation authorized by us or any governmental or self-regulatory entity.
• “Corporate Transaction” is any of the following events: (a) consummation of any merger or consolidation in which we are not the continuing or surviving corporation, or pursuant to which shares of our common stock are converted into cash, securities or other property, if following such merger or consolidation the holders of our outstanding voting securities immediately prior to such merger or consolidation own less than 50% of the outstanding voting securities of the surviving corporation; (b) consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of our assets other than a transfer of our assets to a majority-owned subsidiary corporation of the Company; or (c) approval by the holders of our common stock of any plan or proposal for the liquidation or dissolution of the Company.
Carrie L. Traner. Ms. Traner serves as our Vice President of Finance pursuant to an employment agreement that was effective on December 1, 2011. Pursuant to the employment agreement, Ms. Traner receives an annual base salary of $126,000. In addition, the employment agreement provides that Ms. Traner is eligible to receive an annual performance bonus of 25% of her actual base salary based on 100% achievement of objectives to be agreed upon by the Company and Ms. Traner, with higher bonus amounts possible if objectives are exceeded (all subject to approval by the Compensation and Governance Committee). Pursuant to her employment agreement, in 2011 Ms. Traner was granted a stock option to purchase 70,000 shares of common stock, with an exercise price equal to the closing price of our common stock on the date of the grant. This option vests at a rate of 25% on December 1, 2012 and an additional 1/48th will vest each additional one-month period thereafter until December 1, 2015. The employment agreement also contains certain restrictive covenants, including the requirement that Ms. Traner execute a confidentiality agreement.
Under the employment agreement, if Ms. Traner was terminated without Cause in connection with a Change of Control, she will be entitled to receive a lump sum severance payment equal to three months of her current base salary, payable within two and one-half months following her termination date.
Jennifer Cue. Ms. Cue served as our Interim Chief Financial Officer pursuant to an independent contractor agreement (Contractor Agreement) effective September 13, 2011, with her service relationship beginning on September 12, 2011. The Contractor Agreement provided for a minimum term of ten weeks and terminated on December 14, 2011. As compensation for her services during the term of the Contractor Agreement, Ms. Cue was paid $4,110 per week. In addition, the Company reimbursed Ms. Cue for commuter travel to the Company's executive offices in Seattle, Washington and related business incidentals (including hotel accommodations) of up to $850 per week. In connection with her appointment, Ms. Cue was granted a stock option to purchase 10,000 shares of our common stock, which has an exercise price equal to the closing price of the our common stock on the date of grant and will vest in full on the first anniversary of her appointment. In addition, under the terms of the Contractor Agreement, Ms. Cue was granted an additional stock option to purchase 10,000 shares of our common stock upon the achievement of certain strategic objectives established by the Board of Directors which also has an exercise price equal to the closing price of the our common stock on the date of grant and will vest in full one year from the date of grant.
Michael R. O’Brien. Mr. O’Brien served as our Chief Financial Officer pursuant to an employment agreement that was effective on September 2, 2008, as amended on December 29, 2008. He resigned from his position as our Chief Financial Officer, effective September 13, 2011. Pursuant to the employment agreement, Mr. O’Brien received an annual base salary of $200,000. In addition, the employment agreement provided that Mr. O’Brien was eligible to receive (a) an annual performance bonus of 35% of his base salary based on 100% achievement of objectives to be agreed upon by us and Mr. O’Brien, with higher bonus amounts possible if objectives were exceeded (all subject to approval by the Compensation and Governance Committee) and (b) an option to purchase 40,000 shares of common stock annually and a one-time restricted stock grant of 2,000 shares (which was issued to him in 2008) (all subject to the approval of the Compensation and Governance Committee). The employment agreement also contained certain restrictive covenants, including the requirement that Mr. O’Brien execute a confidentiality agreement.
Under the employment agreement, if Mr. O’Brien was terminated without Cause after September 2, 2009 or if he was terminated without Cause in connection with a Corporate Transaction, he would be entitled to receive 12 months of his then current base salary, payable in equal installments during the 12 month period immediately following his termination, plus a lump sum payment equal to the last target bonus paid to Mr. O’Brien, COBRA coverage for 12 months for Mr. O’Brien and his family, and immediate vesting of the unvested portion of his stock options and restricted stock grants.
On September 13, 2011, Mr. O'Brien resigned from his employment with us. Pursuant to the Separation Agreement and General Release between Mr. O'Brien and us, we agreed to extend the length of time for Mr. O'Brien to exercise his vested stock options until 18 months after his date of termination. No severance payments or other benefits were due to him as a result of his resignation.
Bonus Payments in 2012 for 2011 Performance. The Compensation and Governance Committee established a discretionary bonus plan for 2011 for Messrs. Meissner and O’Brien. This bonus plan was also the basis under which Ms. Traner's bonus was established as per her employment agreement. Based on Mr. O'Brien's resignation effective September 13, 2011, he was not eligible for a bonus payment. Under the bonus plan, Mr. Meissner’s target bonus was set at 50% of his annual base salary and Ms. Traner's target bonus was set at 25% of her base salary. After the end of the fiscal year, the Compensation and Governance Committee reviewed our fiscal 2011 results, evaluated the performance of each of the executives in 2011 and considered the proposed bonus payments in the context of each executive officer’s overall compensation package. Based on these evaluations, the Compensation and Governance Committee determined that Mr. Meissner should not receive any of his target bonus amount, especially in light of our financial performance in 2011, but awarded Ms. Traner 95% of her key performance criteria bonus amount, or $13,063, paid entirely in cash. The Compensation and Governance Committee did determine however, to award Mr. Meissner a stock option grant and on March 16, 2012, granted him a stock option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the date of the grant. This option vests at a rate of 25% on March 16, 2013 and an additional 1/48th will vest each additional one-month period thereafter until March 16, 2016.
Outstanding Equity Awards at Fiscal Year-End 2011 Table
The following table presents information about outstanding equity awards held by each of the Named Executive Officers as of December 31, 2011.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Grant Date	Exercisable	Unexercisable(1)	($)		(#)(1)	($)(2)
William R. Meissner	2/18/2011	35,714	214,286	$1.42	2/18/2021	—	$—
	4/12/2010	100,000	—	0.81	4/12/2020	—	—
	4/12/2010	107,142	142,858	0.81	4/12/2020	—	—
Carrie L. Traner (3)	12/1/2011	—	70,000	0.42	12/1/2021	—	—
	9/8/2011	—	—	—	—	12,500	$4,625
	4/12/2010	4,285	5,715	0.81	4/12/2020	—	—
	3/16/2009	10,716	4,284	0.80	3/16/2019	—	—
Jennifer Cue (4)(5)	12/13/2011	—	10,000	0.49	12/13/2021	—	—
	9/12/2011	—	10,000	0.83	9/12/2021	—	—
Michael R. O'Brien(6)	2/18/2011	5,714	—	1.42	3/13/2013	—	—
	4/12/2010	11,420	—	0.81	3/13/2013	—	—
	4/6/2009	11,432	—	0.84	3/13/2013	—	—
	3/16/2009	34,296	—	0.80	3/13/2013	—	—
	12/9/2008	34,285	—	0.37	3/13/2013	—	—
____________

(1)	Unless otherwise noted below, these options and restricted stock awards vest over a period of 42 months, with 14.29% vesting on each six-month anniversary of the grant date.
(2)	The closing price of our common stock on December 31, 2011 was $0.37 per share.
(3)
Ms. Traner's 12/1/2011 option grant was issued under the 2011 Incentive Plan and vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th each one-month period of continuous service completed thereafter.

(4)	Ms. Cue served as Interim Chief Financial Officer from September 13, 2011 to December 14, 2011.
(5)	Ms. Cue's 9/12/2011 and 12/13/2011 option grants were issued under the 2011 Incentive Plan and vest in full one year from date of grant.
(6)	Mr. O'Brien resigned as of September 13, 2011, and as part of his separation agreement, the expiration date for his vested stock options was extended to 18 months from the date of his resignation.
Additional Narrative Disclosure
As described above under “Narrative Disclosure to Summary Compensation Table,” we entered into employment agreements with each of our Named Executive Officers, which provide for certain benefits in the event of termination or change of control.
In addition, both our 2002 Equity Plan and our 2011 Incentive Plan provide for accelerated vesting of all unvested awards upon a corporate transaction, irrespective of the scheduled vesting date for these awards, unless the awards are assumed or substituted for by the successor company. For purposes of each plan, a “corporate transaction” means any of the following events:
2002 Equity Plan
• Consummation of any merger or consolidation in which we are not the continuing or surviving corporation, or pursuant to which shares of our common stock are converted into cash, securities or other property and our shareholders (immediately prior to such merger or consolidation) own less than 50% of the outstanding voting securities of the surviving corporation after the merger or consolidation;
• Consummation of any sale, lease, exchange or other transfer in one transaction, or a series of related transactions, of all or substantially all of our assets; or
• Shareholder approval of any plan or proposal for our liquidation or dissolution.

2011 Incentive Plan:
• Consummation of a merger or consolidation of the Company with or into any other company;
• Consummation of a statutory share exchange pursuant to which our outstanding shares are acquired or a sale in one transaction or a series of transactions undertaken with a common purpose of at least 50% of our outstanding voting securities; or
• Consummation of a sale, lease, exchange or other transfer in one transaction or a series of related transactions undertaken with a common purpose of all or substantially all of our assets.
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
2011 Standard Cash Compensation
Under the compensation structure effective February 18, 2011, each non-employee director is entitled to receive the following compensation for his or her service in 2011:

Position	Amount
Non-employee (“NE”) Director Annual Retainer	$12,000
NE Director Board Meeting Attendance Fee (telephonic)	1,000 (500)
NE Director Audit Committee Meeting Attendance Fee	1,000
NE Director Committee Meeting Attendance Fee other than Audit Committee - live or telephonic	500
Chair of Board of Directors Annual Retainer	10,000
Chair of Audit Committee Annual Retainer	3,500
Chair of Compensation and Governance Committee Annual Retainer	2,000
Chair of Nominating Committee Annual Retainer	2,000
2011 Standard Equity Compensation
Beginning from March 3, 2009, each non-employee director receives an annual stock option grant for 20,000 shares of common stock, with an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years, or an equivalent grant of shares of restricted stock. Stock options and restricted stock awards granted prior to March 3, 2009 vest over a period of 42 months, with 14.29% vesting on each six-month anniversary of the grant date. Effective March 3, 2009, the Board of Directors adopted a new vesting schedule for option awards and restricted stock grants made to non-employee directors, with the grants to vest in full one year from the date of grant.
2011 Non-Standard Compensation
In June 2010, the Board of Directors, upon the recommendation of the Compensation and Governance Committee, approved a revision to our director compensation practices to allow non-employee directors to receive a portion of their fees in the form of shares of our fully vested common stock in lieu of cash. All of our non-employee directors can elect to receive their payments in cash, stock or a combination of both.
2011 Director Compensation Table
The following table presents information about compensation earned by or paid to non-employee directors during 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Mills A. Brown	$23,500	$18,398	$41,898
Richard V. Cautero	1,113	—	1,113
Richard S. Eiswirth, Jr.	38,000	18,398	56,398
Michael M. Fleming	20,000	18,398	38,398
Matthew K. Kellogg	24,500	18,398	42,898
Susan A. Schreter	25,000	18,398	43,398
____________

(1)	Includes fees received in the form of shares of fully vested common stock, as follows: Mr. Brown, $12,000; Mr. Eiswirth, $9,625; Mr. Fleming, $5,520; Mr. Kellogg, $13,000; and Ms. Schreter, $12,500.
(2)
Represents the aggregate grant date fair value for awards granted in 2011 in accordance with ASC Topic 718. See Note 9 of the consolidated financial statements in this Report regarding the assumptions underlying the valuation of equity awards. As of December 31, 2011, each non-employee director had the following number of options outstanding: Mr. Brown, 60,000; Mr. Cautero, none; Mr. Eiswirth, 85,000; Mr. Fleming, 85,000; Mr. Kellogg, 175,000; and Ms. Schreter, 75,000.

Stock Ownership Guidelines
In August 2007, the Board of Directors implemented stock ownership guidelines for its non-employee directors to further align their interests with those of shareholders. For non-employee directors, stock ownership guidelines are set at a value equal to three times their annual cash retainer and other Board fees paid to such director over the prior twelve months. Under these guidelines, non-employee directors are encouraged to increase their ownership of our common stock to meet these ownership requirements within three years of becoming a director, or within three years of the adoption of the guidelines, whichever is later. The required ownership level for each director is re-calculated as of June 30 of every third year. Shares that count toward these ownership guidelines include:
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
The earliest compliance deadline under the guidelines was in August 2010. Our directors were subject to an extended Company-imposed trading blackout period for all of fiscal 2009 through the announcement of our financial results for the quarter ended June 30, 2010. This blackout period limited the directors’ ability to acquire our common stock on the open market. As of the date of this Report, one nonemployee director met the ownership level under the stock ownership guidelines based on the ownership level established as of June 30, 2010 (compared to four nonemployee directors meeting the ownership level a year ago). The decline in our stock price negatively impacted the calculation in the current year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The following table sets forth as of March 27, 2012 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:
•each person who, to our knowledge, beneficially owns more than 5% of our common stock;
•the Named Executive Officers identified in the Summary Compensation Table above;
•each of our current directors; and
•all of our current directors and executive officers as a group.
As of March 27, 2012, there were 38,515,882 shares of common stock issued and outstanding, held by approximately 298 holders of record, although there are a much larger number of beneficial owners. Unless otherwise indicated, each person's address is c/o Jones Soda Co., 1000 First Avenue South, Suite #100, Seattle, WA 98134.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2012 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

	Beneficial Ownership of Common Stock(1)
Name and Address of Beneficial Owner	No. of Shares(2)	Options/Warrants Currently Exercisable or Within 60 Days	Total Beneficial Ownership(2)	Percent of Total
Named Executive Officers and Directors
William R. Meissner	18,700	314,285	332,985	*
James P. Stapleton	—	—	—	*
Carrie L. Traner	28,652	18,573	47,225	*
Mills A. Brown	430,186	60,000	490,186	1.3%
Richard V. Cautero	9,600	—	9,600	*
Richard S. Eiswirth, Jr.	57,035	75,000	132,035	*
Michael M. Fleming	27,995	75,000	102,995	*
Matthew K. Kellogg	140,697	175,000	315,697	*
Susan A. Schreter	57,677	75,000	132,677	*
Jennifer Cue(3)	23,025	—	23,025	*
Michael R. O'Brien(4)	4,153	97,147	101,300	*
All current directors and executive officers as a group (9 persons)	797,720	890,005	1,687,725	4.4%
Other Principal Shareholders (5)(6)	—	—	—
____________

*	Less than one percent
(1)	The table is based upon information supplied by such principal shareholders, executive officers and directors.
(2)	Includes shares of unvested restricted stock as follows: Ms. Traner, 12,500.
(3)	Ms. Cue served as Interim Chief Financial Officer from September 13, 2011 to December 14, 2011.
(4)	Mr. O'Brien resigned from the Company effective September 13, 2011.
(5)
Excludes Archon Capital Management LLC and Constantinos Christofilis, Managing Member of Archon Capital Management LLC, who filed a Schedule 13G on February 14, 2012 reporting beneficial ownership of 1,751,983 shares. Based on our shares outstanding as of March 27, 2012, this represents 4.55% of our outstanding common stock.

(6)
Excludes BlackRock, Inc. which filed a Schedule 13G on February 13, 2012, reporting beneficial ownership of 1,712,333 shares. Based on our shares outstanding as of March 27, 2012, this represents 4.45% of our outstanding common stock.

Equity Compensation Plan Information
The following table gives information as of December 31, 2011, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	2,154,112	$1.49	2,904,374	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	2,154,112	$1.49	2,904,374	(1)
_______________________________________

(1)
Includes 2,604,374 shares available for issuance under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options. Each non-employee director receives an annual stock option grant of up to 20,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan. Also includes 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
There have been no related person transactions required to be disclosed pursuant to Item 404(a) or Item 404(d)(1) of Regulation S-K since the beginning of fiscal year 2010.
The Board of Directors, upon the recommendation of the Audit Committee, adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors and executive officers are expected to disclose to our Chief Financial Officer (or, if the transaction involves the Chief Financial Officer, to the Chief Executive Officer) (either, as applicable, the “Designated Officer”) the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction. A related person transaction is generally defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K, the SEC's related person transaction disclosure rule, except that our policy does not contain a dollar threshold for a transaction to be considered a related person transaction.
If the Designated Officer determines that the transaction is a related person transaction under SEC's rules, the Designated Officer will notify the Chair of the Audit Committee and submit the transaction to the Audit Committee, which will review and determine whether to approve or ratify the transaction.
When determining whether to approve or ratify a related person transaction, the Audit Committee will review relevant facts regarding the related person transaction, including:
•The extent of the related person's interest in the transaction;
•Whether the terms are comparable to those generally available in arm's-length transactions; and
•Whether the related person transaction is consistent with the best interests of the Company.
The related person involved in the related person transaction may participate in the approval/ratification process only to provide additional information as needed for the Audit Committee's review. If any Related Person Transaction is not approved or ratified by the Committee, the Committee may take such action in respect of the transaction as it may deem necessary or desirable in our best interests and our shareholders. If any related person transaction is ongoing or is part of a series of transactions, the Audit Committee may establish guidelines as necessary to appropriately review the ongoing related person transaction. After initial approval/ratification of the transaction, the Audit Committee will review the related person transaction on a regular basis (at least annually).
The Audit Committee is authorized to administer our related person transactions policy, and may amend, modify and interpret the policy as it deems necessary or desirable. Any material amendments or modifications to the policy will be reported to the full Board at its next regularly scheduled meeting. In addition the Audit Committee will conduct an annual review and assessment of the policy.

Independence of the Board of Directors
The Board of Directors has reviewed the relationships between us and each of our directors and has determined that the following directors are “independent” within the meaning of the listing standards of The Nasdaq Stock Market: Mills Brown, Richard Cautero, Richard Eiswirth, Jr., Michael Fleming, Matthew Kellogg, and Susan Schreter. In making its independence determinations, the Board of Directors considered all relationships between our directors and us.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Peterson Sullivan has audited our financial statements for the years ended December 31, 2011 and 2010.

Policy for Approval of Audit and Permitted Non-Audit Services
All audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's charter requires that the Committee review the scope and extent of audit services to be provided, including the engagement letter, prior to the annual audit, and review and pre-approve all audit fees to be charged by the independent auditors. In addition, the charter requires the Committee to pre-approve all additional non-audit matters to be provided by the independent auditors.

Audit and Related Fees
The following table sets forth the aggregate fees billed by Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees(1)	$153,950	$152,920
Audit-Related Fees(2)	—	—
Tax Fees(3)	20,000	20,000
All Other Fees	—	—
____________

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as part of this Report are as follows:
1) Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.
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
Dated: March 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ WILLIAM R. MEISSNER	President, Chief Executive Officer and Director	March 29, 2012
William R. Meissner

/s/ JAMES P. STAPLETON	Chief Financial Officer (Principal Financial Officer)	March 29, 2012
James P. Stapleton

/s/ CARRIE L. TRANER	Vice President of Finance and Secretary (Principal Accounting Officer)	March 29, 2012
Carrie L. Traner

/s/ MILLS A. BROWN	Director	March 29, 2012
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 29, 2012
Richard V. Cautero

/s/ RICHARD S. EISWIRTH, JR.	Director	March 29, 2012
Rick Eiswirth, Jr.

/s/ MICHAEL M. FLEMING	Director	March 29, 2012
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 29, 2012
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 29, 2012
Susan A. Schreter

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

10.1++
Sublease Agreement dated June 13, 2011, between 1000 Master Tenant LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on August 12, 2011; File No. 000-28820.)

10.2
Loan and Security Agreement dated as of December 27, 2011, by and between Jones Soda Co. (USA) Inc. and Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.3
Loan and Security Agreement dated as of December 27, 2011, by and between Jones Soda (Canada) Inc. and Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.4
Guaranty and Security Agreement dated as of December 27, 2011, made by Jones Soda Co. with respect to Jones Soda Co. (USA) Inc., in favor of Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.5
Guaranty and Security Agreement dated as of December 27, 2011, made by Jones Soda Co. with respect to Jones Soda (Canada) Inc., in favor of Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.6
Guaranty and Security Agreement dated as of December 27, 2011, made by Jones Soda Co. (USA) Inc. in favor of Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.7
Guaranty and Security Agreement dated as of December 27, 2011, made by Jones Soda (Canada) Inc. in favor of Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.8
Placement Agent Agreement, dated as of January 26, 2012, by and among the Company and Rodman & Renshaw, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 1.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.9
Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.10*
Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, filed on April 18, 2007, File No. 000-28820.)

10.11*	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement, filed on April 12, 2011, File No. 000-28820.)
10.12*
Form of Stock Option Grant Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.13*
Form of Restricted Stock Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.14*
Form of Restricted Stock Unit Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.15*
Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, the Company’s definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)

10.16*
Compensation for Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.7 to our annual report on Form 10-K, filed on March 21, 2011; File No. 000-28820.)

10.17*	Jones Soda Co. 2011 Executive Bonus Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on May 13, 2011; File No. 000-28820.)
10.18*
Employment Offer Letter between William R. Meissner and Jones Soda Co., dated April 6, 2010 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed April 9, 2010; File No. 000-28820.)

10.19*
Employment Offer Letter, dated February 24, 2012, between Jones Soda Co. and James P. Stapleton. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 29, 2012; File No. 000-28820.)

10.20*
Employment Offer Letter between Carrie Traner and Jones Soda Co., dated December 1, 2011. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed December 5, 2011; File No. 000-28820.)

10.21*
Independent Contractor Agreement, between Jennifer Cue and Jones Soda Co., effective September 12, 2011.(Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 14, 2011; File No. 000-28820.)

10.22*
Employment Offer Letter between Michael O'Brien and Jones Soda Co., dated August 15, 2008. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed August 18, 2008; File No. 000-28820.)

10.23*
First Amendment to Employment Offer Letter, dated December 29, 2008, between Jones Soda Co. and Michael O'Brien. (Previously filed with, and incorporated herein by reference to, Exhibit 10.29 to our annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009; File No. 000-28820.)

21.1
Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-KSB for the year ended December 31, 2002, filed on March 28, 2003; File No. 000-28820.)

23.1	Consent of Peterson Sullivan LLP (Filed herewith.)
31.1	Certification by William R. Meissner, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by James P. Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1	Certification by William R. Meissner, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.2	Certification by James P. Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________

*	Management contract or compensatory plan or arrangement.
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