Form 10-Q
period 2012-03-31
JONES SODA CO
filed 2012-05-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-28820
_____________________________________________
JONES SODA CO.
(Exact name of registrant as specified in its charter)
_____________________________________________

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 First Avenue South, Suite 100
Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)

_____________________________________________
(206) 624-3357
(Registrant’s telephone number, including area code)
__________________________________________________________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of May 7, 2012, there were 38,550,889 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

EXPLANATORY NOTE
Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co.®, a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and Whoopass USA Inc.
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
In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2012 operating plan, including streamlining operations, reducing operating expenses, and reducing and slowing our use of cash;

•	Our ability to secure additional financing to support our working capital needs;

•	Our use of the net proceeds from any future financings to improve our financial condition;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•
Our inability to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market which may adversely affect our market price, liquidity and ability to raise capital;

•
Our ability to establish, maintain and expand distribution arrangements, given our reduced cost structure and availability of capital, with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;

•	Changes in sales and distribution volumes through our independent distributors, retailers, brokers and national retail accounts, several of whom represent a significant portion of our revenue;

•	Our ability to successfully launch new products or our failure to achieve case sales goals with respect to existing products given our reduced cost structure and availability of capital;

•	Our ability to adequately market and distribute existing and new products on a national basis.

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain including rising raw material costs and shortages of glass in the supply chain;

•	Rising fuel and freight costs may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract, retain and motivate key personnel, given our reduced cost structure, which would directly affect our efficiency and results of operations;

•	Our inability to retain the services of our CEO, which could materially impair our business plan;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to build and sustain proper information technology infrastructure;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,326	$1,709
Accounts receivable, net of allowance of $109 and $102	2,425	1,966
Inventory	2,603	2,386
Prepaid expenses and other current assets	215	204
Total current assets	8,569	6,265
Fixed assets, net of accumulated depreciation of $1,657 and $1,648	710	844
Other assets	536	548
Total assets	$9,815	$7,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041	$1,278
Accrued expenses	1,525	1,323
Taxes payable	18	64
Other current liabilities	49	48
Total current liabilities	3,633	2,713
Long-term liabilities — other	527	539
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,515,882 and 32,100,882 shares, respectively	52,905	50,090
Additional paid-in capital	7,207	7,116
Accumulated other comprehensive income	436	420
Accumulated deficit	(54,893)	(53,221)
Total shareholders’ equity	5,655	4,405
Total liabilities and shareholders’ equity	$9,815	$7,657

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share data)
Revenue	$3,862	$4,087
Cost of goods sold	2,814	3,087
Gross profit	1,048	1,000
Licensing revenue	5	5
Operating expenses:
Promotion and selling	1,357	1,280
General and administrative	1,332	1,480
	2,689	2,760
Loss from operations	(1,636)	(1,755)
Other (expense) income, net	(11)	72
Loss before income taxes	(1,647)	(1,683)
Income tax (expense) benefit, net	(25)	13
Net loss	$(1,672)	$(1,670)

Net loss per share - basic and diluted	$(0.05)	$(0.05)
Weighted average basic and diluted common shares outstanding	35,978,771	31,453,016

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(1,672)	$(1,670)
Other comprehensive loss:
Foreign currency translation adjustment gain	16	39
Total comprehensive loss	$(1,656)	$(1,631)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,672)	$(1,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	46
Stock-based compensation	90	175
Change in allowance for doubtful accounts	7	72
Inventory write-offs	1	—
Changes in operating assets and liabilities:
Accounts receivable	(461)	(260)
Taxes receivable	—	479
Inventory	(210)	(249)
Prepaid expenses and other current assets	(10)	(206)
Other assets	11	11
Accounts payable	759	(110)
Accrued expenses	197	(213)
Taxes payable	(47)	(130)
Other liabilities	(6)	—
Net cash used in operating activities	(1,263)	(2,055)
INVESTING ACTIVITIES:
Purchase of fixed assets	(21)	(149)
Sale of fixed assets	80	—
Net cash provided by (used in) investing activities	59	(149)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,816	2,185
Proceeds from exercise of stock options	—	16
Proceeds of capital lease obligations	—	122
Payment of capital lease obligations	(5)	(1)
Net cash provided by financing activities	2,811	2,322
Net increase in cash and cash equivalents	1,607	118
Effect of exchange rate changes on cash	10	18
Cash and cash equivalents, beginning of period	1,709	5,448
Cash and cash equivalents, end of period	$3,326	$5,584
Supplemental disclosure:
Cash paid (received) during period for:
Interest	$2	$(52)
Income taxes	60	(372)
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
We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., and one non-operating subsidiary, Whoopass USA Inc.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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
Liquidity
As of March 31, 2012, we had cash and cash-equivalents of approximately $3.3 million and working capital of $4.9 million. Cash used in operations during the three months ended March 31, 2012 totaled $1.3 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.7 million during the three months ended March 31, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum payment of $5,000 per month. As of March 31, 2012, we had approximately $1.0 million available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
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
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are not exercisable until August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2). As of March 31, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Our 2012 operating plan provides for a significant reduction in operating expenses compared to 2011, to align our cost structure with our available capital while reducing and slowing our cash used for operations. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs. We will require additional financing to support our working capital needs beyond 2012. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan, which is based on our realigned product portfolio, including our re-launched WhoopAss Energy Drink in addition to our new product offering, Au Naturel, that we plan to selectively launch in natural food retailers in the second quarter of 2012 to enhance our sparkling beverage portfolio. However, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels that we expect or that justify the costs associated with our operating plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures. With the significant reduction in operating expenses, we may be unable to achieve top-line growth.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we will require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs or to fund our strategic growth plans, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We have until September 10, 2012 to regain compliance with the minimum bid price requirement for continued listing. We may be unsuccessful in regaining compliance with the minimum bid price requirement or may not succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the Over-The-Counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. We expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq Capital Market and such delisting would likely cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended March 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

2.	Equity Financing
In January 2012, we entered into a placement agent agreement with Rodman & Renshaw, pursuant to which Rodman & Renshaw agreed to use its reasonable best efforts to arrange for the sale of our registered securities. We agreed to pay Rodman & Renshaw an aggregate fee equal to 8% of the gross proceeds received in the Offering and agreed to customary representations, warranties, and indemnification by us.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers, arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500. The Offering closed on February 7, 2012. The Warrants are not exercisable until August 7, 2012, six months following their issuance. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million.
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full. The Warrants are exercisable at any time on or after August 7, 2012, the six-month anniversary of the closing date, and have a five-year term. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of March 31, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.

3.	Inventory
Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$2,060	$1,819
Raw materials	543	567
	$2,603	$2,386
Finished goods primarily consist of product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily consist of ingredients, concentrate and packaging.

4.	Line of Credit
In December 2011, we entered into a secured Credit Facility with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to the satisfaction of certain conditions.
Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable. The interest rate on the Credit Facility is the prime rate plus 2%, but not less than 5.25% per annum, with a minimum facility payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of March 31, 2012.
As of March 31, 2012, we had approximately $1.0 million available for borrowing under this Credit Facility based on eligible accounts receivable. We did not draw on the Credit Facility during the quarter ended March 31, 2012. Upon our initial borrowing on the facility, we will be required to issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 day trailing average closing price from the date of the initial borrowing.

5.	Stock-based Compensation
Under the terms of our 2011 Incentive Plan (Plan), our Board of Directors may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our common stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% vesting one year from the grant date and monthly thereafter. Effective January 1, 2012, the total number of shares of common stock authorized for issuance under the Plan increased to 3,888,407 shares. As of March 31, 2012, there were 3,704,088 shares of unissued common stock authorized and available for issuance under the Plan.
Equity awards outstanding under the 2002 Stock Options and Restricted Stock Plan, which was terminated in May 2011, will remain outstanding in accordance with their existing terms.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	1,789,784	$1.96
Options granted	792,000	1.13
Options exercised	(25,288)	0.68
Options cancelled/expired	(402,384)	2.91
Balance at January 1, 2012	2,154,112	$1.49
Options granted	190,000	0.51
Options exercised	—	—
Options cancelled/expired	(55,250)	16.89
Balance at March 31, 2012	2,288,862	$1.04
Exercisable, March 31, 2012	1,242,466	$1.13
Vested and expected to vest	2,235,337	$1.04

(b)	Restricted stock awards:
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2011	158,581	$1.52	9.44 yrs
Granted	108,626	0.63
Vested	(178,114)	1.19
Cancelled/expired	(48,486)	1.44
Non-vested restricted stock at January 1, 2012	40,607	$0.68	9.69 yrs
Granted	—	—
Vested	—	—
Cancelled/expired	(5,681)	0.68
Non-vested restricted stock at March 31, 2012	34,926	$0.68	9.44 yrs
We had no shares withheld for the three months ended March 31, 2012. We withheld a total of 47,352 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Stock Option and Restricted Stock Plan for the three months ended March 31, 2011 and the average price paid per share of $1.32 reflects the average market value per share of the shares withheld for tax purposes.
(c) Stock-based compensation expense:
We recognize stock-based compensation expense using the straight-line attribution method over the employees’ requisite service periods. We recognize compensation expense for only the portions of stock options or restricted stock that are expected to vest. In estimating the options and shares that are expected to vest, we apply estimated forfeiture rates that are derived from historical termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
At March 31, 2012, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $555,000 and $14,000, respectively, to be recognized over weighted-average periods of 2.5 years and 0.9 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended March 31,
Type of awards:	2012	2011
Stock options	$87	$85
Restricted stock	3	90
	$90	$175
Income statement account:
Promotion and selling	$24	$58
General and administrative	66	117
	$90	$175
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletins (SAB) 107 and 110, which allow the simplified method to estimate the expected term of "plain vanilla" options:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	102.0%	98.7%
Risk-free interest rate	1.2%	2.6%
Expected term (in years)	6.1 years	6.0 years
Weighted-average grant date fair-value	$0.41	$1.12
During the quarter ended March 31, 2012, no material modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at March 31, 2012 and 2011 was $2,800 and $253,000 and for options exercisable was $11,000 and $278,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the closing market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0 and $13,000.

6.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
United States	$2,975	$3,164
Canada	829	879
Other countries	58	44
Total revenue	$3,862	$4,087
During the three months ended March 31, 2012 and 2011, three of our customers represented approximately 35% and 36%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 22% and 21%, respectively of revenue.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2011 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 30, 2012.
This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
We sell and distribute our products primarily in North America through our network of independent distributors located throughout the U.S. and Canada and directly to our national retail accounts. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers.
Our products are sold in 50 states in the U.S. and in nine provinces in Canada, primarily in convenience stores, grocery stores and up and down the street in delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape has changed over the past few years with the majority of our case sales of our core products, including Jones Soda and our re-launched WhoopAss Energy Drink, sold through our DSD channel. We are strategically building our national and regional retailer network by focusing on the distribution system that we believe will provide us the best top-line driver for our business and optimize availability of our products. We have focused our sales and marketing resources on the expansion and penetration of our products through our independent distributor network and national and regional retail accounts in our core markets throughout the U.S. and Canada. We also intend to initiate and enhance distributor relationships in international regions where we believe there may be appropriate demand for our products. Our international business outside of North America is currently comprised of Ireland, the United Kingdom and Australia.
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

In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In March 2012, we announced our new product offering, Au Naturel, that we plan to selectively launch in natural food retailers in the second quarter of 2012 to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.
For purposes of the following Management's Discussion and Analysis, we use the following industry terms:

•	We use the phrase “sales velocity” to refer to the number of "stock keeping units" or "SKUs" sold per point of distribution within a specific period of time.

•	A SKU refers to individual variants of our products. For example, for our Jones Soda product line, each of our flavors is referred to as a different SKU.

Results of Operations
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements:

	Three Months Ended March 31,
	2012	% of Revenue	2011	% of Revenue
Consolidated statements of operation data:	(Dollars in thousands, except share data)
Revenue	$3,862	100.0%	$4,087	100.0%
Cost of goods sold	(2,814)	(72.9)%	(3,087)	(75.5)%
Gross profit	1,048	27.1%	1,000	24.5%
Licensing revenue	5	0.1%	5	0.1%
Promotion and selling expenses	(1,357)	(35.1)%	(1,280)	(31.3)%
General and administrative expenses	(1,332)	(34.5)%	(1,480)	(36.2)%
Loss from operations	(1,636)	(42.4)%	(1,755)	(42.9)%
Other (expense) income, net	(11)	(0.3)%	72	1.7%
Loss before income taxes	(1,647)	(42.7)%	(1,683)	(41.2)%
Income tax (expense) benefit, net	(25)	(0.6)%	13	0.3%
Net loss	(1,672)	(43.3)%	(1,670)	(40.9)%
Basic and diluted net loss per share	$(0.05)		$(0.05)

	As of
	March 31, 2012	December 31, 2011
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$5,751	$3,675
Fixed assets, net	710	844
Total assets	9,815	7,657
Long-term liabilities	527	539
Working capital	4,936	3,552

	Three Months Ended March 31,
Case sale data (288-ounce equivalent):	2012	2011
Finished products cases	296,000	302,000

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011
Revenue
For the quarter ended March 31, 2012, revenue was approximately $3.9 million, a decrease of $225,000, or 5.5% from $4.1 million in revenue for the quarter ended March 31, 2011. The decrease in revenue was primarily attributable to a reduction of Jones Soda glass bottles through our DSD and DTR channels in the Canadian and Eastern U.S. markets due to ordering cycles offset by an increase in Western U.S. market. We also saw an increase in revenue from our new 16-ounce can format of Jones Soda and to a lesser extent from WhoopAss.
For the quarter ended March 31, 2012, promotion allowances and slotting fees, which are a reduction to revenue, totaled $418,000, an increase of $90,000, or 27.4%, from $328,000 a year ago. The increase in promotion allowances and slotting fees was primarily attributable to some additional programs run during the first quarter of 2012 in an effort to increase sales velocity in certain grocery accounts and expand our penetration in the convenience and gas channel.
Gross Profit
For the quarter ended March 31, 2012, gross profit increased by approximately $48,000 or 4.8%, to $1.0 million compared to $1.0 million for the quarter ended March 31, 2011. Despite the overall decrease in revenue during the three months ended March 31, 2012 compared to the same period in 2011, we experienced an increase in gross profit, primarily a result of a reduction in cost of goods sold relating to a reduction in freight costs. For the quarter ended March 31, 2012, gross profit as a percentage of revenue increased to 27.1% from 24.5% for the quarter ended March 31, 2011.
Licensing Revenue
Licensing revenue was approximately $5,000 for each of for the quarters ended March 31, 2012 and 2011, and consisted primarily of our exclusive licensing arrangements with Big Sky Brands for Jones Soda Flavor Booster Hard Candy. We do not expect licensing revenue to represent a material portion of our overall revenues in 2012.
Promotion and Selling Expenses
Promotion and selling expenses for the quarter ended March 31, 2012 were approximately $1.4 million, an increase of $77,000, or 6.0%, from $1.3 million for the quarter ended March 31, 2011. Promotion and selling expenses as a percentage of revenue increased to 35.1% for the quarter ended March 31, 2012, from 31.3% in 2011. The increase in promotion and selling expenses was primarily due to an increase in selling expenses year over year of $130,000, to $892,000, or 23.1% of revenue, driven by additional sales personnel versus a year ago. This increase to promotion and selling expenses was offset by a reduction in trade promotion and marketing expenses of $53,000 from $518,000 to $465,000 (12.0% of revenue) for 2012 due to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses during 2012 based on our 2012 operating plan to reduce our operating expenses, as we scale back the sales and marketing investments made over the past year, including reductions in sales and marketing personnel, to support a cost structure aligned with our available capital.
General and Administrative Expenses
General and administrative expenses for the quarter ended March 31, 2012 were $1.3 million, a decrease of $148,000 or 10.0%, compared to $1.5 million for the quarter ended March 31, 2011. General and administrative expenses as a percentage of revenue decreased to 34.5% for the quarter ended March 31, 2012 from 36.2% in 2011. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense and a decrease in stock-based compensation. We anticipate decreased general and administrative expenses for the full year compared to 2011 based on our 2012 operating plan to reduce our operating expenses, including reductions in general and administrative personnel, to support a cost structure aligned with our available capital.
Income Tax (Expense) Benefit, Net
We had income tax expense of $25,000 for the quarter ended March 31, 2012, compared to income tax benefit of $13,000 for the quarter ended March 31, 2011. This tax expense and benefit relates primarily to our Canadian operations. We have not recorded any net tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss
Net loss for the quarters ended March 31, 2012 and 2011 was effectively flat at $1.7 million. For the quarter ended March 31, 2012, this reflects a decrease in revenue with a related decrease in cost of goods, and a decrease in operating expenses offsetting an increase in selling expense. The 2011 period included a credit of $114,000 recorded in other income and tax benefit primarily relating to interest and tax relating to our 2010 Canadian tax refund.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash-equivalents of approximately $3.3 million and working capital of $4.9 million. Cash used in operations during the three months ended March 31, 2012 totaled $1.3 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $1.7 million during the three months ended March 31, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum payment of $5,000 per month. As of March 31, 2012, we had approximately $1.0 million available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
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
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are not exercisable until August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2). As of March 31, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Our 2012 operating plan provides for a significant reduction in operating expenses compared to 2011, to align our cost structure with our available capital while reducing and slowing our cash used for operations. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs. We will require additional financing to support our working capital needs beyond 2012. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan, which is based on our realigned product portfolio, including our re-launched WhoopAss Energy Drink in addition to our new product offering, Au Naturel, that we plan to selectively launch in natural food retailers in the second quarter of 2012 to enhance our sparkling beverage portfolio. However, the introduction of new products involves a number of risks, and there can be no assurance that we will achieve the sales levels that we expect or that justify the costs associated with our operating plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures. With the significant reduction in operating expenses, we may be unable to achieve top-line growth.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we will require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs or to fund our strategic growth plans, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We have until September 10, 2012 to regain compliance with the minimum bid price requirement for continued listing. We may be unsuccessful in regaining compliance with the minimum bid price requirement or may not succeed in an appeal of a delisting determination to a Hearings Panel. Even if we regain compliance or succeed in an appeal, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the Over-The-Counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. We expect that the level of trading activity of our common stock would decline if it is no longer listed on the Nasdaq Capital Market and such delisting would likely cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended March 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Critical Accounting Policies
See the information concerning our critical accounting policies included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012. There have been no material changes in our critical accounting policies during the three months ended March 31, 2012.

ITEM 4.CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
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

ITEM 6.EXHIBITS

31.1	Certification by William R. Meissner, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by James P. Stapleton, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1
Certification by William R. Meissner, Chief Executive Officer and James P. Stapleton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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
May 11, 2012

JONES SODA CO.
By:	/s/ William R. Meissner
William R. Meissner
President and Chief Executive Officer

By:	/s/ James P. Stapleton
James P. Stapleton
Chief Financial Officer