Form 10-Q
period 2012-06-30
JONES SODA CO
filed 2012-08-10
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of August 6, 2012, there were 38,550,889 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2012 operating plan, including streamlining operations, reducing operating expenses, and reducing and slowing our use of cash;

•	The impact of management changes and reductions in operating expenses and personnel on our business and results of operations;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•	The effect on the market price and liquidity of our common stock and our ability to raise capital if our common stock is delisted from the Nasdaq Capital Market;

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

•	Changes in sales and distribution volumes through our independent distributors, retailers, brokers and national retail accounts, several of whom represent a significant portion of our revenue;

•	Our ability to successfully launch new products or our failure to achieve case sales goals with respect to existing products given our reduced cost structure and availability of capital;

•	Our ability to adequately market and distribute existing and new products on a national basis;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•
Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain including rising raw material costs and shortages of glass in the supply chain;

•	Rising fuel and freight costs may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract, retain and motivate key personnel, given our reduced cost structure, which would directly affect our efficiency and results of operations;

•	Our ability to modify and execute on our business plan with the change in our chief executive officer and reductions in staff;

•	Our ability to secure additional financing to support our working capital needs;

•	Our use of the net proceeds from any future financings to improve our financial condition;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to build and sustain proper information technology infrastructure;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,500	$1,709
Accounts receivable, net of allowance of $136 and $102	3,151	1,966
Inventory	2,258	2,386
Prepaid expenses and other current assets	203	204
Total current assets	8,112	6,265
Fixed assets, net of accumulated depreciation of $1,731 and $1,648	632	844
Other assets	526	548
Total assets	$9,270	$7,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,909	$1,278
Accrued expenses	1,548	1,323
Taxes payable	25	64
Other current liabilities	51	48
Total current liabilities	3,533	2,713
Long-term liabilities — other	514	539
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,550,889 and 32,100,882 shares, respectively	52,904	50,090
Additional paid-in capital	7,252	7,116
Accumulated other comprehensive income	419	420
Accumulated deficit	(55,352)	(53,221)
Total shareholders’ equity	5,223	4,405
Total liabilities and shareholders’ equity	$9,270	$7,657

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Revenue	$5,257	$4,914	$9,119	$9,001
Cost of goods sold	3,696	3,497	6,510	6,584
Gross profit	1,561	1,417	2,609	2,417
Licensing revenue	6	7	11	12
Operating expenses:
Promotion and selling	920	1,873	2,277	3,153
General and administrative	1,078	1,313	2,410	2,793
	1,998	3,186	4,687	5,946
Loss from operations	(431)	(1,762)	(2,067)	(3,517)
Other (expense) income, net	(5)	6	(16)	78
Loss before income taxes	(436)	(1,756)	(2,083)	(3,439)
Income tax expense, net	(23)	(64)	(48)	(51)
Net loss	$(459)	$(1,820)	$(2,131)	$(3,490)

Net loss per share - basic and diluted	$(0.01)	$(0.06)	$(0.06)	$(0.11)
Weighted average basic and diluted common shares outstanding	38,544,140	31,990,645	37,268,386	31,724,816

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(459)	$(1,820)	$(2,131)	$(3,490)
Other comprehensive loss:
Foreign currency translation adjustment	(17)	21	(1)	60
Total comprehensive loss	$(476)	$(1,799)	$(2,132)	$(3,430)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,131)	$(3,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	86
Stock-based compensation	136	295
Change in allowance for doubtful accounts	34	138
Inventory write-down	110	—
Changes in operating assets and liabilities:
Accounts receivable	(1,224)	(477)
Taxes receivable	—	483
Inventory	19	(732)
Prepaid expenses and other current assets	2	64
Other assets	22	23
Accounts payable	631	622
Accrued expenses	227	253
Taxes payable	(39)	(89)
Deferred rent	2	—
Other liabilities	(14)	—
Net cash from operating activities	(2,074)	(2,824)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	—	(183)
Purchase of fixed assets	(24)	(173)
Sale of fixed assets	85	3
Net cash provided by (used in) investing activities	61	(353)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,815	2,185
Proceeds from exercise of stock options	—	17
Proceeds of capital lease obligations	—	122
Payment of capital lease obligations	(11)	(6)
Net cash from financing activities	2,804	2,318
Net increase (decrease) in cash and cash equivalents	791	(859)
Effect of exchange rate changes on cash	—	39
Cash and cash equivalents, beginning of period	1,709	5,448
Cash and cash equivalents, end of period	$2,500	$4,628
Supplemental disclosure:
Cash paid (received) during period for:
Interest	$7	$(50)
Income taxes	65	(361)
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
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
Liquidity
As of June 30, 2012, we had cash and cash-equivalents of approximately $2.5 million and working capital of $4.6 million. Cash used in operations during the six months ended June 30, 2012 totaled $2.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $459,000 during the three months ended June 30, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum payment of $5,000 per month. As of June 30, 2012, we had approximately $1.2 million available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are exercisable at any time on or after August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2). As of June 30, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Under our 2012 operating plan, we have significantly reduced operating expenses, including personnel reductions, compared to 2011, to align our cost structure with our available capital while reducing and slowing our cash used for operations. Our Board of Directors believes that recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability, to maintain our business within existing resources. As part of these cost saving measures, the Board of Directors approved the elimination of the Chief Financial Officer position, a reduced cash compensation structure for the new Chief Executive Officer, and other cost reductions.
Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs. However, we may require additional financing to support our working capital needs beyond 2012. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we may require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We have until September 10, 2012 to regain compliance with the minimum bid price requirement for continued listing. However, we do not intend to implement a reverse stock split on our common stock and we may not regain compliance with the minimum bid price requirement. Even if we regain compliance, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the Over-The-Counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. We expect that the level of trading activity of our common stock could decline if it is no longer listed on the Nasdaq Capital Market and such delisting would likely cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers, arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500. The Offering closed on February 7, 2012. The Warrants are exercisable at any time on or after August 7, 2012, six months following their issuance. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million.
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full. The Warrants are exercisable at any time on or after August 7, 2012, the six-month anniversary of the closing date, and have a five-year term. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of June 30, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.

3.	Inventory
Inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$1,436	$1,819
Raw materials	822	567
	$2,258	$2,386
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
Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable. The interest rate on the Credit Facility is the prime rate plus 2%, but not less than 5.25% per annum, with a minimum facility payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of June 30, 2012.
As of June 30, 2012, we had approximately $1.2 million available for borrowing under this Credit Facility based on eligible accounts receivable. We did not draw on the Credit Facility during the quarter ended June 30, 2012. Upon our initial borrowing on the facility, we will be required to issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 days trailing average closing price from the date of the initial borrowing.

5.	Stock-based Compensation
Under the terms of our 2011 Incentive Plan (Plan), our Board of Directors may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our common stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% vesting one year from the grant date and monthly thereafter. Effective January 1, 2012, the total number of shares of common stock authorized for issuance under the Plan increased to 3,888,407 shares. As of June 30, 2012, there were 3,754,088 shares of unissued common stock authorized and available for issuance under the Plan.
Equity awards outstanding under the 2002 Stock Options and Restricted Stock Plan, which was terminated in May 2011, will remain outstanding in accordance with their existing terms.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2012	2,154,112	$1.49
Options granted	190,000	0.51
Options exercised	—	—
Options cancelled/expired	(591,037)	2.65
Balance at June 30, 2012	1,753,075	$0.99
Exercisable, June 30, 2012	1,221,251	$1.08
Vested and expected to vest	1,720,091	$0.99
Subsequent to the quarter ended June 30, 2012, on August 6, 2012, the Board of Directors granted options for the purchase of a total of 2,000,000 shares of common stock under the Plan to our new Chief Executive Officer with an exercise price and grant date fair value of $0.29 and $0.23, respectively. The first option grant is for 1,000,000 shares and was fully vested upon grant. The second option is for 1,000,000 shares to vest over time subject to her continued employment, with 50% vesting on June 27, 2013 and the balance vesting on June 27, 2014.

(b)	Restricted stock awards:
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2012	40,607	$0.68	9.69 yrs
Granted	—	—
Vested	—	—
Cancelled/expired	(5,681)	0.68
Non-vested restricted stock at June 30, 2012	34,926	$0.68	9.19 yrs
We withheld a total of 47,352 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Stock Option and Restricted Stock Plan for the six months ended June 30, 2011 and the average price paid per share of $1.32 reflects the average market value per share of the shares withheld for tax purposes. There were no shares withheld by the Company for the other periods presented.
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
At June 30, 2012, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $243,000 and $11,000, respectively, to be recognized over weighted-average periods of 2.9 years and 0.7 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Type of awards:	2012	2011	2012	2011
Stock options	$42	$115	$129	$200
Restricted stock	4	5	7	95
	$46	$120	$136	$295
Income statement account:
Promotion and selling	$19	$28	$43	$86
General and administrative	27	92	93	209
	$46	$120	$136	$295
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletins (SAB) 107 and 110, which allow the simplified method to estimate the expected term of "plain vanilla" options:

	Six Months Ended June 30,
	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	102.0%	99.4%
Risk-free interest rate	1.2%	2.5%
Expected term (in years)	6.1 years	5.9 years
Weighted-average grant date fair-value	$0.41	$1.06
During the quarter ended June 30, 2012, no material modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at June 30, 2012 and 2011 was $0 and $135,000 and for options exercisable was $0 and $257,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the closing market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 and 2011 was $0 and $700 and $0 and $14,000, respectively.

6.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
United States	$3,332	$3,678	$6,307	$6,842
Canada	1,622	1,227	2,451	2,106
Other countries	303	9	361	53
Total revenue	$5,257	$4,914	$9,119	$9,001

During the three months ended June 30, 2012 and 2011, three of our customers represented approximately 40% and 43%, respectively of revenues, one of which, A. Lassonde Inc. (Lassonde), a Canadian distributor, represented approximately 28% and 33%, respectively of revenue. During the six months ended June 30, 2012 and 2011, three of our customers represented approximately 39% and 40%, respectively of revenues, one of which, Lassonde, represented approximately 25% and 28%, respectively of revenue.

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
Our business strategy is to increase sales by expanding distribution of our products in new and existing markets (primarily within North America) while maintaining a reduced overhead structure that will result in a sustainable business model. Our business strategy focuses on:

•	expanding points of distribution of Jones Soda throughout the entire U.S. in the grocery, mass and club channels;

•	growing our convenience and gas (C&G) distribution behind WhoopAss Energy Drink and our newly launched 16-ounce Jones Soda can format;

•	expanding the stock-keeping unit (SKU) offerings and space in the grocery stores where we are already present;

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment; and

•	operating at the lowest cost structure while continuing to focus on top-line growth.
In order to compete effectively in the beverage industry, we believe that we must convince independent distributors that Jones Soda and WhoopAss Energy Drink are leading brands in the premium soda and energy drink segments of the sparkling beverage category. We believe our story is compelling as we perform well compared to our direct competitors in the premium soda segment in sales per point of distribution. Additionally, as a means of maintaining and expanding our distribution network, we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In March 2012, we announced our new product offering, a natural ingredient and lower calorie product that we plan to selectively launch in natural food retailers in 2013 to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.
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

Results of Operations
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except share data)
Revenue	$5,257	100.0%	$4,914	100.0%	$9,119	100.0%	$9,001	100.0%
Cost of goods sold	(3,696)	(70.3)%	(3,497)	(71.2)%	(6,510)	(71.4)%	(6,584)	(73.1)%
Gross profit	1,561	29.7%	1,417	28.8%	2,609	28.6%	2,417	26.9%
Licensing revenue	6	0.1%	7	0.1%	11	0.1%	12	0.1%
Promotion and selling expenses	(920)	(17.5)%	(1,873)	(38.1)%	(2,277)	(25.0)%	(3,153)	(35.0)%
General and administrative expenses	(1,078)	(20.5)%	(1,313)	(26.7)%	(2,410)	(26.4)%	(2,793)	(31.0)%
Loss from operations	(431)	(8.2)%	(1,762)	(35.9)%	(2,067)	(22.7)%	(3,517)	(39.0)%
Other (expense) income, net	(5)	(0.1)%	6	0.1%	(16)	(0.2)%	78	0.9%
Loss before income taxes	(436)	(8.3)%	(1,756)	(35.8)%	(2,083)	(22.9)%	(3,439)	(38.1)%
Income tax expense, net	(23)	(0.4)%	(64)	(1.3)%	(48)	(0.5)%	(51)	(0.6)%
Net loss	(459)	(8.7)%	(1,820)	(37.1)%	(2,131)	(23.4)%	(3,490)	(38.7)%
Basic and diluted net loss per share	$(0.01)		$(0.06)		$(0.06)		$(0.11)

	As of
	June 30, 2012	December 31, 2011
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$5,651	$3,675
Fixed assets, net	632	844
Total assets	9,270	7,657
Long-term liabilities	514	539
Working capital	4,579	3,552

	Three Months Ended June 30,		Six Months Ended June 30,
Case sale data (288-ounce equivalent):	2012	2011	2012	2011
Finished products cases	376,200	358,300	672,200	660,300
Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011
Revenue
For the quarter ended June 30, 2012, revenue was approximately $5.3 million, an increase of $343,000, or 7.0% from $4.9 million in revenue for the quarter ended June 30, 2011. The increase in revenue was primarily attributable to an increase in Jones Soda through our DSD channel in the Western U.S. market due in part to our new 16-ounce can format of Jones Soda, as well as new authorizations. We also saw an increase in revenue in our International channel as a result of getting new distribution in Ireland. Offsetting these increases were decreases in other markets which were soft due to ordering cycles. In addition, revenue for the quarter last year included $53,000 from discontinued items liquidated in 2011 (relating to a product line and SKU rationalization initiated in the second half of 2010) for which there was no such revenue in 2012.
For the quarter ended June 30, 2012, promotion allowances and slotting fees, which are a reduction to revenue, totaled $486,000, a decrease of $87,000, or 15.2%, from $573,000 a year ago. The decrease in promotion allowances and slotting fees was primarily attributable to our increased focus on cost containment.
Gross Profit
For the quarter ended June 30, 2012, gross profit increased by approximately $144,000 or 10.2%, to $1.6 million compared to $1.4 million for the quarter ended June 30, 2011. The increase in gross profit was primarily due to the increase in revenue during the three months ended June 30, 2012 compared to the same period in 2011, and was offset by an increase in cost of goods sold relating to higher sales volumes as well as increased materials costs with respect to glass. For the quarter ended June 30, 2012, gross profit as a percentage of revenue increased to 29.7% from 28.8% for the quarter ended June 30, 2011.
Promotion and Selling Expenses
Promotion and selling expenses for the quarter ended June 30, 2012 were approximately $920,000, a decrease of $1.0 million, or 50.9%, from $1.9 million for the quarter ended June 30, 2011. Promotion and selling expenses as a percentage of revenue decreased to 17.5% for the quarter ended June 30, 2012, from 38.1% in 2011. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses for the comparable quarters of $310,000, to $654,000, or 12.4% of revenue, driven by reduced sales personnel versus a year ago. Additionally, this decrease in promotion and selling expenses was due to a reduction in trade promotion and marketing expenses of $643,000 from $909,000 to $266,000 (5.1% of revenue) for 2012 as a result of a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses during 2012 based on our 2012 operating plan to reduce our operating expenses, as we scale back prior sales and marketing investments, including reductions that we have made in sales and marketing personnel, to support a cost structure aligned with our available capital.
General and Administrative Expenses
General and administrative expenses for the quarter ended June 30, 2012 were $1.1 million, a decrease of $235,000 or 17.9%, compared to $1.3 million for the quarter ended June 30, 2011. General and administrative expenses as a percentage of revenue decreased to 20.5% for the quarter ended June 30, 2012 from 26.7% in 2011. The decrease in general and administrative expenses was related to a decrease in public company costs, including reduced costs as a result of postponing our annual meeting normally held in the second quarter of 2012 to later in the year (we anticipate lower fees for our 2012 meeting as we will not have proxy solicitation fees as we did in 2011). In addition, there was a decrease in stock-based compensation as a result of reductions in personnel including our former chief executive officer. We anticipate decreased general and administrative expenses for the full year compared to 2011 based on our 2012 operating plan to reduce our operating expenses, including reductions that we have made in general and administrative personnel, to support a cost structure aligned with our available capital.
Income Tax Expense, Net
We had income tax expense of $23,000 for the quarter ended June 30, 2012, compared to $64,000 for the quarter ended June 30, 2011. This tax expense relates primarily to our Canadian operations. We have not recorded any net tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the quarter ended June 30, 2012 decreased to $459,000 from a net loss of $1.8 million for the quarter ended June 30, 2011. This was primarily due to an increase in gross profit and a decrease in operating expenses due to the changes made to align our cost structure with our available capital.

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011
Revenue
For the six months ended June 30, 2012, revenue was approximately $9.1 million, an increase of $118,000, or 1.3% from $9.0 million in revenue for the six months ended June 30, 2011. The increase in revenue was primarily attributable to an increase in Jones Soda through our DSD channel in the Western U.S. market due in part to our new 16-ounce can format of Jones Soda, as well new authorizations. We also saw an increase in revenue in our International channel as a result of getting new distribution in Ireland. Offsetting these increases were decreases in the other markets which continued to be soft due to ordering cycles. In addition, revenue for the six months last year included $49,000 from discontinued items liquidated in 2011 (relating to a product line and SKU rationalization initiated in the second half of 2010) for which there was no such revenue in 2012.
For the six months ended June 30, 2012, promotion allowances and slotting fees, which are a reduction to revenue, totaled $904,000, an increase of $3,000, or 0.3%, from $901,000 a year ago. As part of our focus on a cost structure that is aligned with our available capital, we will continue to judiciously use promotional allowances and slotting fees where we believe they will be most effective.
Gross Profit
For the six months ended June 30, 2012, gross profit increased by approximately $192,000 or 7.9%, to $2.6 million compared to $2.4 million for the six months ended June 30, 2011. The increase in gross profit was primarily due to the increase in revenue during the six months ended June 30, 2012 compared to the same period in 2011, with a related decrease in cost of goods sold due to production and warehousing efficiencies offset by increased materials costs with respect to glass. For the six months ended June 30, 2012, gross profit as a percentage of revenue increased to 28.6% from 26.9% for the six months ended June 30, 2011.
Promotion and Selling Expenses
Promotion and selling expenses for the six months ended June 30, 2012 were approximately $2.3 million, a decrease of $876,000, or 27.8%, from $3.2 million for the six months ended June 30, 2011. Promotion and selling expenses as a percentage of revenue decreased to 25.0% for the six months ended June 30, 2012, from 35.0% in 2011. The decrease in promotion and selling expenses was primarily due to a decrease in selling expenses year over year of $180,000, to $1.5 million, or 17.0% of revenue, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was a reduction in trade promotion and marketing expenses of $696,000 from $1.4 million to $731,000 (8.0% of revenue) for 2012 largely due to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses during 2012 based on our 2012 operating plan to reduce our operating expenses, as we scale back the sales and marketing investments made over the past year, including reductions in sales and marketing personnel, to support a cost structure aligned with our available capital.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2012 were $2.4 million, a decrease of $383,000 or 13.7%, compared to $2.8 million for the six months ended June 30, 2011. General and administrative expenses as a percentage of revenue decreased to 26.4% for the six months ended June 30, 2012 from 31.0% in 2011. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by a decrease in stock-based compensation and a decrease in bad debt expense. Additionally, the decrease in general and administrative expenses was related to a decrease in public company costs, including reduced costs as a result of postponing our annual meeting normally held in the second quarter of 2012 to later in the year (we anticipate lower fees for our 2012 meeting as we will not have proxy solicitation fees as we did in 2011). We anticipate decreased general and administrative expenses for the full year compared to 2011 based on our 2012 operating plan to reduce our operating expenses, including reductions in general and administrative personnel, to support a cost structure aligned with our available capital.
Income Tax Expense, Net
We had income tax expense of $48,000 for the six months ended June 30, 2012, compared to $51,000 for the six months ended June 30, 2011. This tax expense relates primarily to our Canadian operations. We have not recorded any net tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the six months ended June 30, 2012 decreased to $2.1 million from a net loss of $3.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, this reflects an increase in gross profit and a decrease in operating expenses due to the changes made to align our cost structure with our available capital. The 2011 period included a credit of $114,000 recorded in other income and tax benefit primarily relating to interest and tax relating to our 2010 Canadian tax refund.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash-equivalents of approximately $2.5 million and working capital of $4.6 million. Cash used in operations during the six months ended June 30, 2012 totaled $2.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $459,000 during the three months ended June 30, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum payment of $5,000 per month. As of June 30, 2012, we had approximately $1.2 million available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are exercisable at any time on or after August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our estimated offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2). As of June 30, 2012, none of the Warrants were exercisable and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2012. Under our 2012 operating plan, we have significantly reduced operating expenses, including personnel reductions, compared to 2011, to align our cost structure with our available capital while reducing and slowing our cash used for operations. Our Board of Directors believes that recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability, to maintain our business within existing resources. As part of these cost saving measures, the Board of Directors approved the elimination of the Chief Financial Officer position, a reduced cash compensation structure for the new Chief Executive Officer, and other cost reductions.
Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs. However, we may require additional financing to support our working capital needs beyond 2012. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives and continue to expand our distribution network and increase sales volume in order to lessen our reliance on external financing in the future. We also plan to continue our efforts to reinforce and expand our distributor network by partnering with new distributors and replacing underperforming distributors. It is critical that we meet our volume projections and continue to increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we may require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, we may not enter into any such agreements or transactions.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the bid price deficiency for continued listing of our common stock on the Nasdaq Capital Market. We have until September 10, 2012 to regain compliance with the minimum bid price requirement for continued listing. However, we do not intend to implement a reverse stock split on our common stock and we may not regain compliance with the minimum bid price requirement. Even if we regain compliance, we may not be able to continue to satisfy the minimum bid price requirement or any of the other requirements for continued listing on the Nasdaq Capital Market. If we are delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the Over-The-Counter market (OTC) Bulletin Board market, an electronic bulletin board established for unlisted securities. We expect that the level of trading activity of our common stock could decline if it is no longer listed on the Nasdaq Capital Market and such delisting would likely cause our stock to be classified as "penny stock," which would adversely affect the market liquidity of our common stock.
The uncertainties relating to our ability to successfully execute our 2012 operating plan and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment with our bid price deficiency, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended June 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
Critical Accounting Policies
See the information concerning our critical accounting policies included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012. There have been no material changes in our critical accounting policies during the three months ended June 30, 2012.

ITEM 4.CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that these disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On June 27, 2012, the Board of Directors of the Company appointed Jennifer Cue as the Company's new Chief Executive Officer, effective June 30, 2012. Ms. Cue is a current member of the Board of Directors and served as the Interim Chief Financial Officer for the Company from September 2011 to December 2011. Ms. Cue previously served as Chief Financial Officer and Corporate Secretary of the Company from 1997 to 2005 and as the Company's Chief Operating Officer from 2002 to 2005. Ms. Cue also previously held the roles of Vice President, Corporate and Financial Development of the Company from 1995 to 1997, and was a member of the Board from 1995 to 2005.
On August 6, 2012 the Company entered into an employment letter agreement with Ms. Cue, on the recommendation of the Compensation and Governance Committee and approval by the Company's Board of Directors. Under the terms of the agreement, Ms. Cue's annual base salary will be $96,000 per annum. Beginning with the Company's 2013 fiscal year, Ms. Cue will be eligible for performance based bonuses, in such amounts and based on such performance goals as determined by the Compensation and Governance Committee. Ms. Cue will also be eligible to participate in the Company's standard benefit plans and will receive monthly car and cell phone allowances.
In addition, effective August 6, 2012, the Board granted to Ms. Cue two stock options pursuant to the Company's 2011 Incentive Plan (the "Plan"). The first option is for 1 million shares and was fully vested upon grant. The second option is for an additional 1 million shares to vest over time subject to her continued employment, with 50% vesting on June 27, 2013 and the balance vesting on June 27, 2014. The stock options have an exercise price of $0.2904 per share, the closing price of the stock on the date of grant.
The foregoing description of the employment letter agreement is qualified in its entirety by reference to the full text of the employment letter agreement, a copy of which is attached as Exhibit 10.1 to this Report and is incorporated herein by reference.

ITEM 6.EXHIBITS

10.1*	Employment letter agreement between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012
31.1	Certification by Jennifer Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Carrie L. Traner, Vice President of Finance, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1
Certification by Jennifer Cue, Chief Executive Officer and Carrie L. Traner, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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
August 10, 2012

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance