Form 10-Q
period 2012-09-30
JONES SODA CO
filed 2012-11-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of November 5, 2012, there were 38,538,640 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
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
In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•
Our ability to successfully execute on our operating plans for the balance of 2012 and into 2013, including refocusing resources, aligning operations with available capital, and reducing and slowing our use of cash, with the goal of sustainable profitability and future growth;

•	The impact of management changes and reductions in operating expenses and personnel on our business and results of operations;

•
Our ability to establish, maintain and expand distribution arrangements, given our reduced cost structure, focus on core geographic markets and availability of capital, with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;

•	Changes in sales and distribution volumes through our independent distributors, retailers, brokers and national retail accounts, several of whom represent a significant portion of our revenue;

•
The effect on the market price and liquidity of our common stock and our ability to raise capital subsequent to the delisting of our common stock from the Nasdaq Capital Market and listing on the OTCQB Marketplace;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future equity financings or securities issuances;

•	Our ability to successfully launch new products or our failure to achieve case sales goals with respect to existing products given our reduced cost structure and availability of capital;

•	Our ability to adequately market and distribute existing and new products on a national basis;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;

•
Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain including rising raw material costs and shortages of glass in the supply chain;

•	High fuel and freight costs may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•	Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;

•	Our ability to attract, retain and motivate key personnel, given our reduced cost structure, which would directly affect our efficiency and results of operations;

•	Our ability to secure additional financing to support our working capital needs;

•	Our use of the net proceeds from any future financings to improve our financial condition;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Currency risk and exchange rate fluctuations between the U.S. dollar and the Canadian dollar, or other foreign currencies in which we operate;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to build and sustain proper information technology infrastructure;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to continue developing new products to satisfy our consumers’ changing preferences;

•	Global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$1,456	$1,709
Accounts receivable, net of allowance of $127 and $102	2,424	1,966
Inventory	2,805	2,386
Prepaid expenses and other current assets	130	204
Total current assets	6,815	6,265
Fixed assets, net of accumulated depreciation of $1,721 and $1,648	562	844
Other assets	652	548
Total assets	$8,029	$7,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$1,278
Accrued expenses	898	1,323
Taxes payable	39	64
Other current liabilities	52	48
Total current liabilities	2,336	2,713
Long-term liabilities — other	500	539
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,538,640 and 32,100,882 shares, respectively	52,904	50,090
Additional paid-in capital	7,508	7,116
Accumulated other comprehensive income	457	420
Accumulated deficit	(55,676)	(53,221)
Total shareholders’ equity	5,193	4,405
Total liabilities and shareholders’ equity	$8,029	$7,657

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Revenue	$4,160	$4,973	$13,279	$13,974
Cost of goods sold	3,009	3,802	9,519	10,386
Gross profit	1,151	1,171	3,760	3,588
Licensing revenue	5	7	16	19
Operating expenses:
Promotion and selling	571	1,557	2,848	4,710
General and administrative	893	1,282	3,303	4,075
	1,464	2,839	6,151	8,785
Loss from operations	(308)	(1,661)	(2,375)	(5,178)
Other income (expense), net	9	1	(7)	79
Loss before income taxes	(299)	(1,660)	(2,382)	(5,099)
Income tax expense, net	(25)	(24)	(73)	(75)
Net loss	$(324)	$(1,684)	$(2,455)	$(5,174)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.16)
Weighted average basic and diluted common shares outstanding	38,545,118	32,029,389	37,698,661	31,827,698

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(324)	$(1,684)	$(2,455)	$(5,174)
Other comprehensive loss:
Foreign currency translation adjustment	38	(130)	37	(70)
Total comprehensive loss	$(286)	$(1,814)	$(2,418)	$(5,244)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,455)	$(5,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	139
Stock-based compensation	392	401
Change in allowance for doubtful accounts	25	4
Loss on disposal of fixed assets	—	6
Changes in operating assets and liabilities:
Accounts receivable	(463)	(617)
Taxes receivable	5	482
Inventory	(407)	(747)
Prepaid expenses and other current assets	69	50
Other assets	(104)	15
Accounts payable	67	1,268
Accrued expenses	(434)	(170)
Taxes payable	(26)	(41)
Deferred rent	4	436
Other liabilities	(22)	—
Net cash used in operating activities	(3,128)	(3,948)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	—	(183)
Purchase of fixed assets	(24)	(746)
Sale of fixed assets	85	3
Net cash provided by (used in) investing activities	61	(926)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,815	2,185
Proceeds from exercise of stock options	—	17
Proceeds of capital lease obligations	—	122
Payment of capital lease obligations	(17)	(12)
Net cash provided by financing activities	2,798	2,312
Net decrease in cash and cash equivalents	(269)	(2,562)
Effect of exchange rate changes on cash	16	(28)
Cash and cash equivalents, beginning of period	1,709	5,448
Cash and cash equivalents, end of period	$1,456	$2,858
Supplemental disclosure:
Cash paid (received) during period for:
Interest	$9	$(53)
Income taxes	65	(394)
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
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
Liquidity
As of September 30, 2012, we had cash and cash-equivalents of approximately $1.5 million and working capital of $4.5 million. Cash used in operations during the nine months ended September 30, 2012 totaled $3.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $324,000 during the three months ended September 30, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum facility payment of $5,000 per month. As of September 30, 2012, we had approximately $856,000 available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are exercisable at any time on or after August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2.) As of September 30, 2012, none of the Warrants had been exercised and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs into the first half of 2013. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs in the future. Under our 2012 operating plan, we have significantly reduced operating expenses and personnel in order to align our operations with available capital. In addition, we have been reducing and slowing our cash used for operations. We believe that recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability. The significant cost containment measures taken throughout the year plus any additional cost containment measures that may need to be taken may make it difficult to achieve top-line growth.
We may require additional financing to support our working capital needs beyond 2012. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of the Company's turnaround strategy is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and in the next year, redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we may require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, these financing options may not ultimately be available to the Company.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the recent delisting of our common stock from the Nasdaq Capital Market. Effective September 20, 2012, we transitioned to the OTCQB

Marketplace. We expect that the level of trading activity and market liquidity of our common stock could decline since it is no longer listed on the Nasdaq Capital Market.
The uncertainties relating to our ability to successfully execute our operating plans for the balance of 2012 and into 2013 and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers, arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500. The Offering closed on February 7, 2012. The Warrants became exercisable on August 7, 2012, six months following their issuance and have a five-year term. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million.
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of September 30, 2012, none of the Warrants had been exercised and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.

3.	Inventory
Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$2,213	$1,819
Raw materials	592	567
	$2,805	$2,386
Finished goods primarily consist of product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily consist of ingredients, concentrate and packaging.

4.	Line of Credit
In December 2011, we entered into a secured Credit Facility with Access, pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to the satisfaction of certain conditions.
Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable. The interest rate on the Credit Facility is the prime rate plus 2%, but not less than 5.25% per annum, with a minimum facility payment of $5,000 per month. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of September 30, 2012.
As of September 30, 2012, we had approximately $856,000 available for borrowing under this Credit Facility based on eligible accounts receivable. We did not draw on the Credit Facility during the quarter ended September 30, 2012. Upon our initial borrowing on the facility, we will be required to issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 days trailing average closing price from the date of the initial borrowing.

5.	Stock-based Compensation
Under the terms of our 2011 Incentive Plan (Plan), our Board of Directors may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our common stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% vesting one year from the grant date and monthly thereafter. Effective January 1, 2012, the total number of shares of common stock authorized for issuance under the Plan increased to 3,888,407 shares. As of September 30, 2012, there were 1,894,058 shares of unissued common stock authorized and available for issuance under the Plan.
Equity awards outstanding under the 2002 Stock Options and Restricted Stock Plan, which was terminated in May 2011, will remain outstanding in accordance with their existing terms.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2012	2,154,112	$1.49
Options granted	2,240,000	0.31
Options exercised	—	—
Options cancelled/expired	(1,302,476)	1.72
Balance at September 30, 2012	3,091,636	$0.54
Exercisable, September 30, 2012	1,869,405	$0.65
Vested and expected to vest	3,026,825	$0.54
On August 6, 2012, the Board of Directors granted options for the purchase of a total of 2,000,000 shares of common stock under the Plan to our new Chief Executive Officer with an exercise price and grant date fair value of $0.29 and $0.23, respectively. The first option grant is for 1,000,000 shares and was fully vested upon grant. The second option is for 1,000,000 shares to vest over time subject to her continued employment, with 50% vesting on June 27, 2013 and the remaining balance vesting on June 27, 2014.

(b)	Restricted stock awards:
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2012	40,607	$0.68	9.69 years
Granted	40,688	0.32
Vested	(40,688)	0.32
Cancelled/expired	(20,297)	0.68
Non-vested restricted stock at September 30, 2012	20,310	$0.68	8.94 years
We withheld a total of 47,352 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Stock Option and Restricted Stock Plan for the nine months ended September 30, 2011 and the average price paid per share of $1.32 reflects the average market value per share of the shares withheld for tax purposes. There were no shares withheld by the Company for the other periods presented.

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
At September 30, 2012, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $294,000 and $4,000, respectively, to be recognized over weighted-average periods of 2.0 years and 0.4 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of awards:	2012	2011	2012	2011
Stock options	$247	$93	$376	$293
Restricted stock	9	13	16	108
	$256	$106	$392	$401
Income statement account:
Promotion and selling	$1	$27	$44	$113
General and administrative	255	79	348	288
	$256	$106	$392	$401
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletins (SAB) 107 and 110, which allow the simplified method to estimate the expected term of "plain vanilla" options:

	Nine Months Ended September 30,
	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	106.4%	99.1%
Risk-free interest rate	0.8%	2.3%
Expected term (in years)	5.4 years	5.9 years
Weighted-average grant date fair-value	$0.24	$0.99
During the quarter ended September 30, 2012, no modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at September 30, 2012 and 2011 was $0 and $4,000 and for options exercisable was $0 and $31,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the closing market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 and 2011 was $0 and $0 and $0 and $14,000, respectively.

6.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$2,723	$3,762	$9,030	$10,604
Canada	1,408	1,066	3,859	3,172
Other countries	29	145	390	198
Total revenue	$4,160	$4,973	$13,279	$13,974
During the three months ended September 30, 2012 and 2011, three of our customers represented approximately 41% and 30%, respectively of revenues, one of which, A. Lassonde Inc. (Lassonde), a Canadian distributor, represented approximately 27% and 19%, respectively of revenue. During the nine months ended September 30, 2012 and 2011, three of our customers represented approximately 37% and 35%, respectively of revenues, one of which, Lassonde, represented approximately 25% and 23%, respectively of revenue.

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
This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Our products are sold in 50 states in the U.S. and in nine provinces in Canada, primarily in convenience stores, grocery stores and up and down the street in delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items. Our distribution landscape has changed over the past few years with the majority of our case sales of our core products sold through our DSD channel. Part of our Company's turnaround strategy is to focus on our existing distributor partners as well as focus on core geographic markets that we believe will generate the highest return within our current available resources, including the Western U.S., Midwest U.S. and Canada. We believe these core geographic markets along with certain retail channels that are considered operating priorities will help us achieve sustainable operations and revenue growth over the longer term. Additionally, as part of our strategy, in the next year we intend to redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. These initiatives will be pursued within a lower cost structure that we believe will help lead the Company to sustainable business operations. Our business strategy focuses on:

•	expanding points of distribution of Jones Soda in our core geographic regions in grocery, convenience and gas (C&G), and independent accounts in the U.S. and Canada;

•	expanding the stock-keeping unit (SKU) offerings and space in the grocery stores where we are already present; and

•	developing innovative beverage brands that will allow us to capture share in the growing natural carbonated drink segment.
In order to compete in the beverage industry, from time to time we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In March 2012, we announced our new product offering, a natural ingredient and lower calorie product that we plan to selectively launch in West Coast natural food retailers in 2013 to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.
For purposes of the following Management's Discussion and Analysis, we use the following industry terms:

•	A “stock keeping units” or “SKU” refers to individual variants of our products. For example, for our Jones Soda product line, each of our flavors is referred to as a different SKU.
Results of Operations
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except share data)
Revenue	$4,160	100.0%	$4,973	100.0%	$13,279	100.0%	$13,974	100.0%
Cost of goods sold	(3,009)	(72.3)%	(3,802)	(76.5)%	(9,519)	(71.7)%	(10,386)	(74.3)%
Gross profit	1,151	27.7%	1,171	23.5%	3,760	28.3%	3,588	25.7%
Licensing revenue	5	0.1%	7	0.1%	16	0.1%	19	0.1%
Promotion and selling expenses	(571)	(13.7)%	(1,557)	(31.3)%	(2,848)	(21.4)%	(4,710)	(33.7)%
General and administrative expenses	(893)	(21.5)%	(1,282)	(25.8)%	(3,303)	(24.9)%	(4,075)	(29.2)%
Loss from operations	(308)	(7.4)%	(1,661)	(33.5)%	(2,375)	(17.9)%	(5,178)	(37.1)%
Other income (expense) , net	9	0.2%	1	—%	(7)	(0.1)%	79	0.6%
Loss before income taxes	(299)	(7.2)%	(1,660)	(33.5)%	(2,382)	(18.0)%	(5,099)	(36.5)%
Income tax expense, net	(25)	(0.6)%	(24)	(0.5)%	(73)	(0.5)%	(75)	(0.5)%
Net loss	(324)	(7.8)%	(1,684)	(34.0)%	(2,455)	(18.5)%	(5,174)	(37.0)%
Basic and diluted net loss per share	$(0.01)		$(0.05)		$(0.07)		$(0.16)

	As of
	September 30, 2012	December 31, 2011
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$3,880	$3,675
Fixed assets, net	562	844
Total assets	8,029	7,657
Long-term liabilities	500	539
Working capital	4,479	3,552

	Three Months Ended September 30,		Nine Months Ended September 30,
Case sale data (288-ounce equivalent):	2012	2011	2012	2011
Finished product cases	292,900	375,600	965,100	1,035,900

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011
Revenue
For the quarter ended September 30, 2012, revenue was approximately $4.2 million, a decrease of $813,000, or 16.3% from $5.0 million in revenue for the quarter ended September 30, 2011. The decrease in revenue was the result of a decrease in volume due to an August 2012 price increase announced to distributors in June which may have effected ordering cycles between the second and third quarters. Additionally, the decrease was the result of the implementation of our turnaround strategy which refocuses resources to markets that we believe will generate the highest return within our available resources including the West, Midwest and Canada.
We also believe that revenue was affected by the decrease in promotion allowances which was primarily attributable to our focus on cost containment. For the quarter ended September 30, 2012, promotion allowances and slotting fees, which offset revenue, totaled $351,000, a decrease of $185,000, or 34.5%, from $536,000 a year ago. As part of our turnaround strategy, in the next year we intend to redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume.
Gross Profit
For the quarter ended September 30, 2012, gross profit decreased by approximately $20,000 or 1.7%, to $1.2 million compared to the quarter ended September 30, 2011. Although volume decreased by 22.0% for the quarter ended September 30, 2012 compared to the same period a year ago, gross profit was essentially flat due to the decrease in promotional allowances as well as the price increase. For the quarter ended September 30, 2012, gross margin increased to 27.7% from 23.5% for the quarter ended September 30, 2011.
Promotion and Selling Expenses
Promotion and selling expenses for the quarter ended September 30, 2012 were approximately $571,000, a decrease of $1.0 million, or 63.3%, compared to $1.6 million for the quarter ended September 30, 2011. Promotion and selling expenses as a percentage of revenue decreased to 13.7% for the quarter ended September 30, 2012, from 31.3% in 2011. The decrease in promotion and selling expenses reflects a decrease in selling expenses for the comparable quarters of $558,000, to $471,000, or 11.3% of revenue, driven by reduced sales personnel versus a year ago. Additionally, this decrease in promotion and selling expenses was due to a reduction in trade promotion and marketing expenses of $428,000 from $528,000 to $100,000 (2.4% of revenue) for the third quarter of 2012 as a result of a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses for the full year of 2012 compared to 2011 based on our ongoing priority to balance promotion and selling expenses to a more sustainable cost structure that is aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the quarter ended September 30, 2012 were $893,000, a decrease of $389,000 or 30.3%, compared to $1.3 million for the quarter ended September 30, 2011. General and administrative expenses as a percentage of revenue decreased to 21.5% for the quarter ended September 30, 2012 from 25.8% in 2011. The decrease in general and administrative expenses reflects a decrease in salaries and benefits due to reductions in personnel and our realigned cost structure. We anticipate decreased general and administrative expenses for the full year of 2012 compared to 2011 based on our ongoing priority to balance general and administrative expenses to a more sustainable cost structure that is aligned with our working capital resources.
Income Tax Expense, Net
We had income tax expense of $25,000 for the quarter ended September 30, 2012, compared to $24,000 for the quarter ended September 30, 2011. This tax expense relates primarily to our Canadian operations. We have not recorded any net tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the quarter ended September 30, 2012 improved by 80.8% to $324,000 from a net loss of $1.7 million for the quarter ended September 30, 2011, including non-cash expenses (depreciation, amortization and stock-based compensation) totaling $326,000 compared to $159,000 in the prior year period. This improvement in our net loss was primarily due to a gross profit that remained flat despite the decrease in sales volume, for the reasons discussed above, as well as a decrease in operating expenses due to the changes made to align our cost structure with our available capital.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue
For the nine months ended September 30, 2012, revenue was approximately $13.3 million, a decrease of $695,000, or 5.0% from $14.0 million in revenue for the nine months ended September 30, 2011. The decrease in revenue was primarily due to lower volume in the Eastern U.S. and Canadian markets and the timing of an August 2012 price increase which may have impacted ordering cycles. Partially offsetting these decreases was higher volume in the Western U.S. market due to our new 16-ounce can format, as well new authorizations. We also saw an increase in revenue in our International channel during the nine months of 2012 as a result of getting new distribution in Ireland. In addition, revenue for the nine months last year included $49,000 from discontinued items liquidated in 2011 (relating to a product line and SKU rationalization initiated in the second half of 2010) for which there was no such revenue in 2012.
We also believe that revenue was affected by the decrease in promotion allowances which was primarily attributable to our focus on cost containment. For the nine months ended September 30, 2012, promotion allowances and slotting fees, which offset revenue, totaled $1.3 million, a decrease of $182,000, or 12.7%, from $1.4 million a year ago. As part of our turnaround strategy, in the next year we intend to redirect resources to support our distributor network through promotion allowances at retail which we believe will drive more volume.
Gross Profit
For the nine months ended September 30, 2012, gross profit increased by approximately $172,000 or 4.8%, to $3.8 million compared to $3.6 million for the nine months ended September 30, 2011. Although volume decreased by 6.8% for the nine months ended September 30, 2012 compared to the same period a year ago, gross profit benefited due to the decrease in promotional allowances as well as the price increase. The increase in gross profit was primarily due to the decreases in cost of goods sold due to production, freight and warehousing efficiencies offset by increased materials costs with respect to glass. For the nine months ended September 30, 2012, gross margin increased to 28.3% from 25.7% for the nine months ended September 30, 2011.
Promotion and Selling Expenses
Promotion and selling expenses for the nine months ended September 30, 2012 were approximately $2.8 million, a decrease of $1.9 million, or 39.5%, from $4.7 million for the nine months ended September 30, 2011. Promotion and selling expenses as a percentage of revenue decreased to 21.4% for the nine months ended September 30, 2012, from 33.7% in 2011. The decrease in promotion and selling expenses reflects a decrease in selling expenses year over year of $740,000, to $2.0 million, or 15.2% of revenue, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was a reduction in trade promotion and marketing expenses of $1.1 million from $1.9 million to $832,000 (6.3% of revenue) for 2012 largely due to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses for the full year of 2012 compared to 2011 based on our ongoing priority to balance promotion and selling expenses to a more sustainable cost structure that is aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2012 were $3.3 million, a decrease of $772,000 or 18.9%, compared to $4.1 million for the nine months ended September 30, 2011. General and administrative expenses as a percentage of revenue decreased to 24.9% for the nine months ended September 30, 2012 from 29.2% in 2011. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel and a decrease in professional fees and bad debt expense. We anticipate decreased general and administrative expenses for the full year of 2012 compared to 2011 based on our ongoing priority to balance general and administrative expenses to a more sustainable cost structure that is aligned with our working capital resources.
Income Tax Expense, Net
We had income tax expense of $73,000 for the nine months ended September 30, 2012, compared to $75,000 for the nine months ended September 30, 2011. This tax expense relates primarily to our Canadian operations. We have not recorded any net tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the nine months ended September 30, 2012 improved by 52.6% to $2.5 million from a net loss of $5.2 million for the nine months ended September 30, 2011, including $613,000 in non-cash expenses (depreciation, amortization and stock-based compensation) compared to $540,000 in the prior year period. For the nine months ended September 30, 2012, this improvement in net loss reflects an increase in gross profit, for the reasons discussed above, and a decrease in operating expenses due to the changes made to align our cost structure with our available capital. The 2011 period was also benefited by a credit of $114,000 recorded in other income and tax benefit primarily relating to interest and tax relating to our 2010 Canadian tax refund.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash-equivalents of approximately $1.5 million and working capital of $4.5 million. Cash used in operations during the nine months ended September 30, 2012 totaled $3.1 million. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $324,000 during the three months ended September 30, 2012.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but not less than 5.25% per annum, with a minimum facility payment of $5,000 per month. As of September 30, 2012, we had approximately $856,000 available for borrowing based on eligible accounts receivable. The Credit Facility has an initial one-year term, which will be automatically extended unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants are exercisable at any time on or after August 7, 2012, six months following their issuance. The Warrants are exercisable for cash, or solely in the absence of an effective registration statement, by cashless exercise. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Note 2). As of September 30, 2012, none of the Warrants had been exercised and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs into the first half of 2013. Our 2012 operating plan does not factor in the use of our Credit Facility, which we may use for working capital needs in the future. Under our 2012 operating plan, we have significantly reduced operating expenses and personnel in order to align our operations with available capital. In addition, we have been reducing and slowing our cash used for operations. We believe that recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability. The significant cost containment measures taken throughout the year plus any additional cost containment measures that may need to be taken may make it difficult to achieve top-line growth.
We may require additional financing to support our working capital needs beyond 2012. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future.

Part of the Company's turnaround strategy is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and in the next year, redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary.
We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As stated above, we may require additional financing to support our working capital needs beyond 2012. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, rights offering, joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives; however, these financing options may not ultimately be available to the Company.
Further, our ability to access the capital markets for equity financing may be negatively impacted by the recent delisting of our common stock from the Nasdaq Capital Market. Effective September 20, 2012, we transitioned to the OTCQB Marketplace. We expect that the level of trading activity and market liquidity of our common stock could decline since it is no longer listed on the Nasdaq Capital Market.
The uncertainties relating to our ability to successfully execute our operating plans for the balance of 2012 and into 2013 and to implement operating expense reductions that do not jeopardize our operating performance, and the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the quarter ended September 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
Critical Accounting Policies
See the information concerning our critical accounting policies included under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012. There have been no material changes in our critical accounting policies during the three months ended September 30, 2012.

ITEM 4.CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that these disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.EXHIBITS

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________
*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 9, 2012

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance