Form 10-Q/A
period 2012-09-30
JONES SODA CO
filed 2012-11-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, to amend the Form 10-Q originally filed with the Commission on November 13, 2012 (the “Original Report”), to include Exhibits 31.1, 31.2 and 32.1 which were inadvertently omitted from the filing of the Original Report.
We have made no attempt in this Form 10-Q/A to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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
November 13, 2012

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance