Form 10-K
period 2012-12-31
JONES SODA CO
filed 2013-03-27
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(b) of the Act
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of such common stock held by non-affiliates as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $12,093,558 using the closing price on that day of $0.32.
As of March 18, 2013, there were 38,530,416 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

EXPLANATORY NOTE
Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., and non-operating subsidiary, Whoopass USA Inc.
In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium soda, including Jones® Soda and Jones Zilch® sold under the trademarked brand name “Jones Soda Co.®”
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our turnaround strategy and our operating plan (Turnaround Plan) which is designed to return us to profitable operations in the future;

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

•	Our ability to successfully develop and launch new products that match consumer beverage trends;

•	Our ability to achieve case sales goals with respect to our products;

•
Our ability to manage our operating expenses and generate sufficient cash flow from operations, or our ability to secure additional financing if we are unable to successfully execute on our Turnaround Plan;

•
Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand for our product due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•
Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

•
Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain including increases in raw material costs and shortages of glass in the supply chain;

•	High or rising fuel and freight costs may have an adverse impact on our results of operations;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

•
Our ability to attract and retain key personnel, including retaining the services of our new CEO, each of which would directly affect our efficiency and operations and could materially impair our ability to execute our Turnaround Plan;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to sustain proper information technology infrastructure;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•	Regional, national or global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
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

JONES SODA CO.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	47
Item 14.	Principal Accountant Fees and Services	47

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
SIGNATURES		48

**
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2013 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year.

PART I
ITEM 1.BUSINESS.
Overview
We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the United States (U.S.) and Canada and directly to our national and regional retail accounts. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, our international business outside of North America includes Ireland, the United Kingdom, Costa Rica and Bermuda.
Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1000 First Avenue South, Suite 100, Seattle, Washington 98134. Our telephone number is (206) 624-3357.
Segment Information
We have one operating segment with operations primarily in the United States and Canada (see Note 13 in Item 8 of this Report).
Products
As explained in further detail under “Industry Background” below, we have realigned our strategy to focus on our core brand, Jones Soda, within the sparkling beverage category, with WhoopAss an insignificant portion of our case sales. Our beverage brands currently consist of the following:
Jones Soda
Jones Soda. In 1995, we launched Jones Soda, our premium carbonated soft drink. The classic Jones Soda presentation is a 12-ounce, clear long-neck bottle, with every bottle label featuring a photo sent to us by our consumers. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry Soda® and Blue Bubblegum. Jones Soda is made with high quality ingredients, including pure cane sugar. We use high resolution printing on our packaging, which highlights our portfolio of flavors while also delivering a cohesive, sustainable brand message to our consumers. We currently sell Jones Soda in nine flavors in the United States with additional flavors offered seasonally or in certain markets.
Jones Zilch. In 2003, we launched a sugar-free version of our Jones Soda line providing an alternative for consumers. We believe Jones Zilch , which is sweetened with Splenda® and contain zero calories, is an important product extension, especially in light of the increasing consumer preferences for zero and lower-calorie options. We currently have four flavors of Jones Zilch: Black Cherry, Pomegranate, Vanilla Bean and Cola.
12-Ounce Cans. In 2004, we expanded the Jones Soda package lineup to include 12-ounce cans, which are now sold primarily through certain national retail accounts. The 12-ounce cans are aligned with our brand image with each can emblazoned with the bold black and white fan-submitted photos associated with our Jones Soda bottle.
16-Ounce Cans. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones Soda bottles. We currently have three flavors available in the 16-ounce can: Strawberry Lime, Green Apple and Berry Lemonade.
WhoopAss Energy Drink
In September 2010, we announced the re-launch of our WhoopAss Energy Drink (originally launched more than a decade ago), featuring newer edgy packaging, functional new ingredients that boost energy and aid in post-workout recovery, as well as an updated flavor profile and color. WhoopAss comes in a tall, all-black 16-ounce aluminum can featuring a gritty red and gray Iron Cross graphic that is a historic symbol representing strength and courage and is popular among the skate, surf and mixed martial arts culture. WhoopAss contains the antioxidant power of 2.5 servings of vegetables with an exotic, subtle fruit flavor with notes of dragon fruit.
New Products
Natural Jones Soda
In February 2013, we officially launched Natural Jones Soda, a natural ingredient and low-calorie premium carbonated soft drink. Natural Jones Soda is lightly sweetened with a unique blend of natural sweeteners and contains 30 calories and five grams of fiber. Natural Jones Soda is packaged in the classic Jones Soda presentation in a 12-ounce, clear, long-neck, glass bottle, with every bottle label featuring a photo sent to us by our consumers. With no artificial colors, the soda is clear, but the packaging features a burst of color on a natural paper label. We currently have four flavors of Natural Jones Soda: Cherry, Lemon Lime, Orange Mango and Green Apple. We are selectively launching Natural Jones Soda in California during 2013 before rolling it out to other markets.
Industry Background
Our beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks, energy drinks, and natural carbonated drinks (natural sparkling) segments. Carbonated soft drinks (CSD), the largest segment in the sparkling beverage category, had a volume increase of 1%* in 2012. The energy drink segment is the growth leader, currently growing at greater than 8%* per year in volume share. Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience and on-line sales channels. We believe the optimum distribution channel for our Jones Soda products is the independent and grocery account channel with the convenience and gas (C&G) channel providing additional opportunity for our Jones Soda 16-ounce cans and WhoopAss Energy Drink.
_______________________________________
* According to Beverage Digest
Business Strategy and Turnaround Plan
On June 27, 2012, we hired Jennifer Cue as our new Chief Executive Officer. Ms. Cue had previously worked for the Company from 1995 to 2005, serving in various capacities including as our Chief Operating Officer and Chief Financial Officer. Ms. Cue has developed and implemented a comprehensive turnaround strategy that is geared to returning the Company to profitable operations.
Key components of the turnaround strategy and the operating plan (Turnaround Plan) that we believe will return us to profitable operations in the future are:

•	Align our operating expenses with our capital resources;

•	Hire and retain a team of employees who are highly entrepreneurial and aligned with our Turnaround Plan and long-term growth strategy;

•
Focus our efforts on certain core geographic markets, distributor partners and product lines where we believe we can achieve profitable, long-term growth while maintaining a highly efficient, streamlined operating structure;

◦	Refocus on core geographic markets, including the Western U.S., Midwest U.S. and Canada;

◦	Redirect resources to support our distributor network through increased promotion allowances at retail;

•
Redeploy our marketing resources to initiatives that more directly drive sales growth while re-invigorating the Jones Soda brand with an emphasis on marketing initiatives that are viewed by consumers as highly creative, unique and fun; and

•	Develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.
Distribution
As of the date of this Report, our products can be found in 50 states in the U. S., nine provinces in Canada and in select international markets. Our two primary distribution channels historically have been our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sales directly to national and regional retail accounts). We also have our interactive channel for on-line sales of various products.

We are strategically building our national and regional retailer network by focusing on the distribution system that will provide us top-line drivers for our products and increased availability of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that the data suggests have a high affinity for CSD consumption. With this in mind, we are focusing our efforts internationally on Ireland for 2013.
Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. Additionally, in determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including seeking placement on shelves that are normally restricted to national mainstream brands and placement in the cold-aisle, thus providing us access to the important “take home market.” We have been most successful in penetrating this space with the alternative, yet classic four-pack Jones Soda glass package. While we decreased emphasis on the 12-ounce aluminum can over the last couple of years as we believe it had the unintended consequence of competing against our traditional glass packaging, we currently maintain national distribution for this product through the Kroger Co. We believe our 12-ounce can offering provides our customers with an alternative method of consuming our premium soda and we may consider other national retail accounts for this package format.
For the year ended December 31, 2012, our top three accounts by revenue represent approximately 36% of revenue, one of which, A. Lassonde Inc., a Canadian distributor, represents 24%. We anticipate that as consumer awareness of our products increases, we will continue to upgrade and expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.
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
DSD (direct store delivery):  We maintain a network of independent distributors across the U.S. and Canada. We have also secured distribution with independent distributors in Ireland, the United Kingdom, Costa Rica and Bermuda and are evaluating other international opportunities for our products. Typically, we grant our independent distributors the exclusive right in defined territories to distribute finished cases of our products, and we provide for invasion fees to those distributors in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, unless the termination is ‘for cause.’ We choose our distributors based on our perception of their ability to build our brand franchise in convenience stores, grocery stores, and “up and down the street” in delicatessens and sandwich shops. In addition to the efforts of our independent distributors in obtaining distribution of our products, we actively seek to obtain listings for our products with key retail grocery, convenience and mass merchandiser accounts, which are serviced through our independent distributor network.
Product availability at a specific store location for any of our named retailers is subject to the retailer, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under “Buy Jones-Product Locator.”
DTR (direct to retail):  Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains and retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system (rather than through our DSD network). These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments or termination fees.
Building our Brand
We have built our brand to a large extent on our independent counter-culture image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate CSD brands. This market is driven by trendy, young consumers looking for a distinctive tonality in their beverage choices. While we are known for our unique and innovative flavors, we also feature flavors that we believe have a large base of consumer appeal. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process, as explained in further detail under “Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses,” below. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness, and that our branding efforts have helped us achieve strong consumer connections and affinity levels for our products.
In-House Brand and Product Development
We understand the importance of creating new beverage products and enhancing our existing products to meet the ever changing consumer taste profile. We intend to build upon our sparkling beverage portfolio, and believe that our targeted California 2013 launch of Natural Jones Soda will create a solid foundation for this new product prior to us rolling it out to additional markets.
Our strategy is to focus on innovative products that will be accepted by retailers, distributors and consumers. We believe this is accomplished by keeping open dialog with our retail and distributor partners, as well as directly with our consumers through our website, blogs and social media, to ensure we are current with consumer trends in the beverage industry.
We develop the majority of our brands and products in-house. We used a similar process initially to create the Jones Soda brand, and we intend to continue utilizing this process to create our future brands and products. This process primarily consists of the following steps:
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
Production Evaluation.  We review all aspects of production of our beverages, including contract packing capacity, strategic production locations, and quality control, and prepare a cost analysis of the various considerations that will be critical to producing our brands and products.
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
Marketing and Sales
Marketing
Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative outlets with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including surfing where we have teamed up with surfer, Brianna Cope. We believe this effort to position our products in alternative outlets draws on a younger generation of customers that value their independence away from the larger soft drink brands.
Another core marketing pillar is the open access our consumers have to define the brand through Jonessoda.com. We invite our consumers to send us photos of their lives for use on our labels. Every Jones Soda glass bottle and can has a picture provided to us by a consumer. In addition, we actively participate in blogs and several different social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, with over 1 million fans, Twitter and Instagram. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.
We also maintain and utilize our website to allow our Jones Soda customers, ranging from corporate accounts to end consumers, to create customized and personalized 6-packs and 12-packs of Jones Soda (12-ounce bottles) with their own photos on the labels. The strategy of this program is to provide a customized and personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through a web-based process and crop and create their own “myJones” labels. The personalized labels are downloaded at our warehouse, applied to 12-packs of Jones Soda and delivered to the consumer. We believe this strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand.
We use point-of-sale materials such as posters, stickers, hats and T-shirts to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. In selected cities, we participate at a “grassroots” level at certain community and sporting events in an attempt to create and increase brand awareness and loyalty. We use recreational vehicles, vans and independent distributor vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm at these events and to assist distributors as they open new retail accounts and markets. Additionally, with the strong summer seasonality of our product, we maximize our presence throughout the U.S. and Canada by touring in our branded RV and engaging fans at consumer sampling and summer events.
From time to time, we partner with companies that will manufacture Jones-related products that we feel extend and enhance our Jones brand. We currently have a licensing arrangement Big Sky Brands, Inc. to manufacture and distribute Jones Soda Flavor Booster hard candy. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.
Sales
Our products are sold in 50 states in the U.S. and nine provinces in Canada, primarily in convenience stores, grocery stores, and “up and down the street” in delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2012, sales in the U.S. represented approximately 68% of total sales, while sales in Canada represented approximately 30%, and we had approximately 2% in other international sales. In 2011, sales in the U.S. represented approximately 68% of total sales, while sales in Canada represented approximately 31%, and we had approximately 1% in other international sales.

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
We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include Dr. Pepper Snapple (Stewart's and IBC), Boylan, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors, as well as against other category leaders such as Red Bull and Monster in the energy drink category.
In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. In October 2011, we launched our 16-ounce can format for Jones Soda specifically aimed at the convenience store channel. In February 2013, we selectively launched our new product offering, Natural Jones Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio.

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
Production
Contract Packing Arrangements
We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our products, we purchase certain raw materials which are delivered to our third party co-packers. We currently use primary co-packers located in Canada and the U.S. as well as a co-packer in the United Kingdom to prepare and package our bottle and can products. Once the product is manufactured, we store the finished product at that location or in nearby third-party warehouses. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.
Raw Materials
Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle and can products are purchased by us or by our contract manufacturers in accordance with our specifications. These raw materials consist primarily of concentrate, flavors, supplements, sugar, bottles, cans, labels, trays, caps and packaging. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.
We purchase flavor concentrate from our suppliers. Generally, flavor concentrate suppliers own the proprietary rights to the flavors. Consequently, although we do not have the list of ingredients or formulas for our flavors, we have exclusive rights to the use of the flavor concentrates developed with our suppliers. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.
We utilize considerable quantities of pure cane sugar. We have entered into supply agreements with our pure cane sugar suppliers that fix prices to us for 12-month periods. We also have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2013. The price of glass increased in 2012 compared to 2011, exerting pressure on our 2012 gross margins. However, due to the shortage of available glass in the industry, our supply agreement with our glass supplier has given us a competitive advantage.
We are still subject to freight and energy surcharges despite these agreements. We experienced lower surcharges in 2012; however, we anticipate that these costs may increase in 2013 as fuel and energy prices remain high.
Quality Control
Our products are made from high quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.
For every run of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Samples from each production run are analyzed and categorized in a reference library. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run.

Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. The water used to produce our products is filtered and is also treated to reduce alkalinity. Flavors are pre-tested by the flavor concentrate supplier before shipment to contract manufacturers. We are committed to ongoing product improvement with a view towards ensuring the high quality of our product through a stringent contract packer selection, training and communication program.
Regulation
The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (AAFC) and the U.S. Food and Drug Administration (FDA). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.
Packagers of our beverage products presently offer non-refillable, recyclable containers in the U.S. and various other markets. Legal requirements have been enacted in jurisdictions in the U.S. and Canada requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container-related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and Canada.
Trademarks, Flavor Concentrate Trade Secrets and Patent Licenses
In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “NATURAL JONES™,” “WHOOPASS®,” and “OPEN A CAN!®.”
In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee.
We have the exclusive rights to our flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures, such as entering into confidentiality agreements with our contract manufacturers and exclusivity arrangements with our flavor houses, to maintain the secrecy and proprietary nature of our flavor concentrates.
For our myJones.com business, we use a proprietary patented process that we license under a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license. We previously owned those patents; however, in July 2010, we sold to a third party the two patents and all rights thereto that covered our patented custom label process. We retained a license in the patents, solely for use with respect to our products and services, which is not subject to termination for any reason. Under the agreement, we also have the right to pre-approve any license or assignment of the patents for certain products or services.
We consider our trademarks, trade secrets and the license rights described above to be of considerable value and importance to our business.

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
Employees
As of the date of this Report, we have 30 employees, all of which were full-time. Of our 30 employees, 16 are employed in sales and marketing capacities, 8 are employed in administrative capacities and 6 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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
Risk Factors Relating to Our Company and Our Business
If we are not able to successfully execute on our 2013 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.
We incurred net losses of $2.9 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively, and used a significant amount of our cash resources during these periods to fund our operations. As of December 31, 2012, we had cash and cash-equivalents of approximately $1.7 million, which is the same as the year ended December 31, 2011. Additionally, we had accumulated deficits of $56.1 million and $53.2 million as of December 31, 2012 and 2011, respectively. Cash used in operations during the fiscal years ended December 31, 2012 and 2011 totaled $2.9 million and $5.1 million, respectively.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. Our 2013 operating plan does not factor in the use of our Credit Facility (described below), which we may use for working capital needs. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. Under our Turnaround Plan, we will have the full year effect of these reductions in 2013. We believe that these recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of December 31, 2012, we had approximately $693,000 available for borrowing based on eligible accounts receivable. The Credit Facility had an initial 1 year term, which was automatically extended for an additional 1 year, and will be further automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants became exercisable on August 6, 2012, six months following their issuance, and expire on August 6, 2017. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants), the net proceeds from the Offering were approximately $2.8 million.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and in 2013, redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.
Further, our ability to access the capital markets for an equity financing may be negatively impacted by the recent delisting of our common stock from the Nasdaq Capital Market. Effective September 20, 2012, we transitioned to the OTCQB Marketplace. We expect that the level of trading activity and market liquidity of our common stock could decline since it is no longer listed on the Nasdaq Capital Market.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2012 and 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
We rely on distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.
Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected.
Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;

•	our ability to price our products at levels competitive with those of competing products; and

•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.
We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.
We incur significant time and expense in attracting and maintaining key distributors.
Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We will continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. We have entered into written agreements with many of our distributors in the U.S. and Canada. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. Many of our distribution agreements do not require minimum levels of purchases by the distributor and may be terminated at any time by us, although with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or national retail accounts, our financial condition and results of operations could be adversely affected.
In 2012, top ten DSD customers by revenue represent approximately 45% of revenue, and one of our Canadian DSD distributors, A. Lassonde Inc., represented 24%. We continually seek to expand and upgrade our distributor network and DTR accounts. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts could have adverse effects on our revenues and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.
Because our distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.
Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. For us to be able to deliver our products to distributors on a timely basis, we need to maintain adequate inventory levels of the desired products. If we fail to properly anticipate distributor or retailer demand for our products, we may end up with too much or too little inventory. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.
We rely on independent contract manufacturers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.
We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and we do not anticipate bringing the manufacturing process in-house in the future. Currently, we depend primarily on our primary co-packers to produce our bottled and canned beverage products. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our existing manufacturers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.
We are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements, which is customary in the contract manufacturing industry for comparably sized companies. Based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located, we continually evaluate which of our contract manufacturers to use. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product inventory than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements and our inventory levels may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.
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
Due to the recent high costs of energy and fuel, we have experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. The price of pure cane sugar increased in 2012. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges to us based on their own cost increases. Although we believe we have mitigated this risk for 2013 through fixed-price purchase commitments for sugar and glass, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, and we may not be able to pass such increases on to our customers.
Our inventory supply of raw materials depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies, we might not be able to satisfy demand on a short-term basis. Moreover, in the past there have been industry-wide shortages of certain concentrates, supplements and sweeteners and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.
High costs of energy and freight may have an adverse impact on our gross margin.
Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. As a result, we pay higher shipping rates and fuel surcharges than in the past, and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase as well. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.
Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, labor strikes or other reasons, could impair our ability to manufacture, distribute or sell our products. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.
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

•
Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as a Natural Jones Soda;

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
We currently purchase our flavor concentrate from various flavor concentrate suppliers, and continually develop other sources of flavor concentrate for each of our products. The prices of our concentrates are subject to change. If our concentrate prices increase, this will have an impact on our costs of goods and could adversely affect our results of operations.
Generally, flavor suppliers hold the proprietary rights to their flavors. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, we do not have the list of ingredients or formulas for our flavors and concentrates. Consequently, we may be unable to obtain these same flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.
Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.
Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. Consumer preferences and loyalties change. If we do not adequately anticipate or react to changes in customer preferences, we may not be able to maintain and grow our brand image. Our advertising and marketing expenditures may not have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products.
The inability to attract and retain key personnel would directly affect our efficiency and operations.
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
Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our new CEO in June 2012. If we were to lose the services of Ms. Cue, our ability to continue to execute our Turnaround Plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us. We do not have key person life insurance on Ms. Cue.
Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.
We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success and we actively pursue the registration of our trademarks in the U.S., Canada and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

As part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.
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
If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence could be materially and adversely affected.
We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results, which could also negatively impact our stock price and investor confidence.
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
For the year ended December 31, 2012, approximately 30% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2012, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.

Risk Factors Relating to Our Industry
We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.
Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages. In partial response to this public focus, we developed Natural Jones Soda as a natural ingredient and lower-calorie premium carbonated soft drink. We cannot predict the market acceptance for Natural Jones Soda and whether it will mitigate the impact and risks to us of these health concerns focused on the beverage industry.
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
Our direct competitors in the Sparkling beverage category include Dr. Pepper Snapple (Stewart's and IBC), Boylan, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s and other traditional soft drink manufacturers and distributors. We compete against other category leaders such as Red Bull and Monster for the energy drink category. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintains our selling prices, whether in existing markets or as we enter new markets.
Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. We may not be successful in doing this and other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.
We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.
Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.
Global economic conditions may continue to adversely impact our business and results of operations.
The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted the U.S. and Canada, our two primary markets. This reduced consumer confidence in the economy has reduced consumers’ discretionary spending and we believe this has negatively affected consumers’ willingness to purchase beverage products such as ours. Moreover, adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.
If we encounter product recalls or other product quality issues, our business may suffer.
Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.
We could be exposed to product liability claims for personal injury or possibly death.
Although we have product liability and recall insurance in amounts we believe are adequate, insurance coverage may not be sufficient to cover all product liability or product recall claims that may arise. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation and brand image of our products, thus adversely affecting our ability to continue to market and sell that or other products.
Our business is subject to many regulations and noncompliance is costly.
The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.
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
There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
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
From time to time, we may issue additional shares of common stock or convertible securities. The issuance of these securities could dilute our shareholders’ ownership in our company and may include terms that give new investors rights that are superior to those of our current shareholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders’ ownership interest, which could cause the market price of our common stock to decline.

Our common stock is traded on the OTCQB Marketplace, which may have an unfavorable impact on our stock price and liquidity.
In September 2012, our common stock was delisted from the NASDAQ Capital Market and began trading on the OTCQB Marketplace. The OTCQB is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, the American Stock Exchange or Nasdaq system, and there are no financial or qualitative standards that a company must meet to be listed on the OTCQB. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and trading in our common stock may be subject to abuses, volatility and shorting. As a result of our move to the OTCQB, the level of trading activity in our common stock may decline, our stock price may fall, the volatility of our stock price may increase, investor demand and information available concerning trading prices and volume may decrease, and it may be more difficult for investors to buy or sell shares of our common stock. We currently do not meet applicable listing standards of a market senior to the OTCQB and we may never apply or qualify for future listing on Nasdaq or a senior market.
Our delisting from Nasdaq may increase our securities regulatory expense.
With our delisting from Nasdaq, we may no longer qualify for certain exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and amend our stock option and stock purchase plans. Furthermore, with our delisting from Nasdaq, we may be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
We sublease approximately 9,500 rentable square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the sublease is five years with an option to extend for up to three additional five year terms. We do not own real property.

ITEM 3.LEGAL PROCEEDINGS.
We are not currently involved in any material legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” Prior to September 20, 2012, our common stock was traded on the NASDAQ Capital Market. Effective September 20, 2012, our common stock was delisted from the NASDAQ Capital Market and started trading on the OTCQB Marketplace. The delisting of our common stock from NASDAQ resulted from our failure to regain compliance with the $1 minimum bid price for the common stock for continued listing, pursuant to NASDAQ’s Listing Rule 5550(a)(2).
The following table shows, for each quarter of fiscal 2012 and 2011, the high and low closing sales prices as reported by the NASDAQ Capital Market and effective September 20, 2012, as reported by the OTCQB Marketplace.

	High	Low
2012
Fourth quarter	$0.33	$0.26
Third quarter	0.47	0.23
Second quarter	0.46	0.30
First quarter	0.85	0.38
2011
Fourth quarter	$0.74	$0.37
Third quarter	1.16	0.65
Second quarter	1.30	1.01
First quarter	1.77	1.17
Holders
As of March 18, 2013, there were 38,530,416 shares of common stock issued and outstanding, held by approximately 277 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 18, 2013 was $0.32.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$16,365	$17,401	$17,526	$26,013	$35,918
Cost of goods sold	(11,902)	(13,120)	(12,978)	(19,875)	(28,551)
Write-down of excess GABA inventory and impairment of fixed assets	—	—	(506)	(2,248)	—
Gross profit	4,463	4,281	4,042	3,890	7,367
Licensing revenue	19	24	31	81	170
Promotion and selling expenses	(3,357)	(6,296)	(4,676)	(7,820)	(12,292)
General and administrative expenses	(3,922)	(5,235)	(5,983)	(6,596)	(10,661)
Loss from operations	(2,797)	(7,226)	(6,586)	(10,445)	(15,416)
Other (expense) income, net	(15)	104	142	(30)	384
Loss before income taxes	(2,812)	(7,122)	(6,444)	(10,475)	(15,032)
Income tax (expense) benefit, net	(91)	(32)	338	(72)	(203)
Net loss	(2,903)	(7,154)	(6,106)	(10,547)	(15,235)
Basic and diluted net loss per share	$(0.08)	$(0.22)	$(0.22)	$(0.40)	$(0.58)

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$3,396	$3,675	$7,668	$7,483	$15,054
Fixed assets, net	497	844	296	807	2,099
Total assets	7,020	7,657	11,463	13,534	24,315
Long-term liabilities	485	539	2	219	396
Working capital	4,132	3,552	8,141	8,530	17,674

	Year Ended December 31,
	2012	2011	2010	2009	2008
Case sale data (288-ounce equivalent):
Finished products cases	1,190,500	1,301,000	1,324,000	2,057,000	2,886,000
Concentrate cases	—	—	111,000	816,000	1,501,000
Total cases	1,190,500	1,301,000	1,435,000	2,873,000	4,387,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the U.S. and Canada and directly to our national and regional retail accounts. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. Additionally, in limited circumstances we sell concentrate for distribution or production of our products. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers.
Our products are sold in 50 states in the U.S., nine provinces in Canada and in select international markets, primarily in grocery stores, convenience and gas stores (C&G,) up and down the street in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, which we refer to as our interactive channel, including soda with customized labels, wearables, candy and other items.
On June 27, 2012, we hired Jennifer Cue as our new Chief Executive Officer. Ms. Cue had previously worked for the Company from 1995 to 2005, serving in various capacities including as our Chief Operating Officer and Chief Financial Officer. Ms. Cue has developed and implemented a comprehensive turnaround strategy that is geared to returning the Company to profitable operations.
Key components of the turnaround strategy and the operating plan (Turnaround Plan) that we believe will return us to profitable operations in the future are:

•	Align our operating expenses with our capital resources;

•	Hire and retain a team of employees who are highly entrepreneurial and aligned with our Turnaround Plan and long-term growth strategy;

•
Focus our efforts on certain core geographic markets, distributor partners and product lines where we believe we can achieve profitable, long-term growth while maintaining a highly efficient, streamlined operating structure;

◦	Refocus on core geographic markets, including the Western U.S., Midwest U.S. and Canada;

◦	Redirect resources to support our distributor network through increased promotion allowances at retail;

•
Redeploy our marketing resources to initiatives that more directly drive sales growth while re-invigorating the Jones Soda brand with an emphasis on marketing initiatives that are viewed by consumers as highly creative, unique and fun; and

•	Develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.
In order to compete effectively in the beverage industry, from time to time we introduce new products and product extensions, and when warranted, new brands. In October 2011, we announced our launch of a new format for Jones Soda specifically aimed at the convenience store channel — a 16-ounce can, emblazoned with the bold black and white fan-submitted photos associated with our Jones brand. In February 2013, we selectively launched our new product offering, Natural Jones Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Results of Operations
Years Ended December 31, 2012 and 2011
Revenue
For the year ended December 31, 2012, revenue was approximately $16.4 million, a decrease of $1.0 million, or 6.0% from $17.4 million in revenue for the year ended December 31, 2011. The decrease in revenue was primarily due to the implementation of our Turnaround Plan, which refocuses resources to certain core geographic markets that we believe will generate the highest return within our available resources. Partially offsetting our decrease in case sales was an August 2012 price increase as well as an increase in revenue in our International channel during 2012 as a result of getting new distribution in Ireland.
For the year ended December 31, 2012, promotion allowances and slotting fees, which offset revenue, totaled $1.5 million, a decrease of $301,000, or 16.4%, from $1.8 million, in 2011. As part of our Turnaround Plan, in 2013 we intend to redirect resources to support our distributor network through increased and focused promotion allowances at retail which we believe will drive more volume. Accordingly, we expect promotion allowances and slotting fees to be higher in 2013 compared to 2012 as we concentrate on traditional trade spend strategies to increase distribution.
Gross Profit

	Year Ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
Gross profit	$4,463	$4,281	4.3%
% of Revenue	27.3%	24.6%
For the year ended December 31, 2012, gross profit increased by approximately $182,000 or 4.3%, to $4.5 million compared to $4.3 million for the year ended December 31, 2011. Although total case sales decreased by 8.5% for the year ended December 31, 2012 compared to the same period a year ago, gross profit benefited due to the decrease in promotional allowances as well as the price increase in August 2012. The increase in gross profit was primarily due to the decreases in cost of goods sold due to warehousing efficiencies partially offset by increased materials costs with respect to glass. For the year ended December 31, 2012, gross margin increased to 27.3% from 24.6% for the year ended December 31, 2011, despite the overall decrease in revenue for 2012 compared to 2011.
Promotion and Selling Expenses
Promotion and selling expenses for the year ended December 31, 2012 were approximately $3.4 million, a decrease of $2.9 million, or 46.7%, from $6.3 million for the year ended December 31, 2011. Promotion and selling expenses as a percentage of revenue decreased to 20.5% for the year ended December 31, 2012, from 36.2% in 2011. The decrease in promotion and selling expenses reflects a decrease in selling expenses year over year of $1.4 million, to $2.4 million, or 14.8% of revenue, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was a reduction in trade promotion and marketing expenses of $1.6 million from $2.5 million to $942,000 (5.8% of revenue) for 2012 largely due to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance promotion and selling expenses within this more sustainable cost structure that is aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2012 were $3.9 million, a decrease of $1.3 million or 25.1%, compared to $5.2 million for the year ended December 31, 2011. General and administrative expenses as a percentage of revenue decreased to 24.0% for the year ended December 31, 2012 from 30.1% in 2011. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel and changes in executive management and reduced executive salaries and decreases in professional fees and bad debt expense. We anticipate decreased general and administrative expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance general and administrative expenses within this more sustainable cost structure that is aligned with our working capital resources.

Income Tax Expense
We had income tax expense of $91,000 in 2012, compared to $32,000 in 2011, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the year ended December 31, 2012 improved by 59.4% to $2.9 million from a net loss of $7.2 million for the year ended December 31, 2011. This improvement in net loss reflects an increase in gross profit, for the reasons discussed above, and a decrease in operating expenses due to the changes made to align our cost structure with our available capital.

Liquidity and Capital Resources
As of December 31, 2012 and 2011, we had cash and cash-equivalents of approximately $1.7 million and $1.7 million, respectively, and working capital of $4.1 million and $3.6 million, respectively. Cash used in operations during fiscal years 2012 and 2011 totaled $2.9 million and $5.1 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the year ended December 31, 2012, net cash provided by investing activities totaled approximately $61,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. For the year ended December 31, 2011, net cash used in investing activities totaled approximately $956,000 due primarily to investments in conjunction with tenant improvements for our new office lease and a related certificate of deposit. Net cash provided by financing activities for the year ended December 31, 2012, totaled approximately $2.8 million, due to the net proceeds from our registered offering in February 2012. This compares to net cash provided by financing activities for the year ended December 31, 2011, which totaled approximately $2.3 million, due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. We incurred a net loss of $2.9 million for the year ended December 31, 2012. Our accumulated deficit increased to $56.1 million as of December 31, 2012 compared to the prior year’s deficit of $53.2 million.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. Our 2013 operating plan does not factor in the use of our Credit Facility (described below), which we may use for working capital needs. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. As a result, during the fourth quarter, we had positive cash provided by operating activities of $247,000. Under our Turnaround Plan, we will have the full year effect of these reductions in 2013. We believe that these recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of December 31, 2012, we had approximately $693,000 available for borrowing based on eligible accounts receivable. The Credit Facility had an initial 1 year term, which was automatically extended for an additional 1 year, and will be further automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants, and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which we sold to the Purchasers in a registered offering

6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants became exercisable on August 6, 2012, six months following their issuance, and expire on August 6, 2017. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants), the net proceeds from the Offering were approximately $2.8 million.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of the our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and in 2013, redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.
Further, our ability to access the capital markets for an equity financing may be negatively impacted by the recent delisting of our common stock from the Nasdaq Capital Market. Effective September 20, 2012, we transitioned to the OTCQB Marketplace. We expect that the level of trading activity and market liquidity of our common stock could decline since it is no longer listed on the Nasdaq Capital Market.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2012 and 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 in Item 8 of this Report.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances.
Our products are sold on various terms for cash or credit. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and national retail accounts in accordance with written sales terms, net of provisions for discounts and promotion allowances. Estimates are made based on expected delivery dates based on average freight delivery times for the zip code location. For our interactive channel, due to the customization of the labels, we recognize revenue upon shipment. All sales are final sales; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material, nor do we anticipate them to be material in the future.
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
Trade Spend and Promotion Expenses
Throughout the year, we run trade spend and promotional programs with distributors and retailers to help promote on- shelf discounts to our consumers. Additionally, in more limited instances, we enter into customer marketing agreements or various other slotting arrangements. The provisions for discounts, slotting fees and promotion allowances is recorded as an offset to revenue and shown net on the consolidated statement of operations. Estimates are made to accrue for amounts that have not yet been invoiced in the month that the program occurs, or in the case of slotting, when the commitment is made.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Item is inapplicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington
We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
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
/s/ PETERSON SULLIVAN LLP
Seattle, Washington
March 26, 2013

JONES SODA CO.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,654	$1,709
Accounts receivable, net of allowance of $93 and $102	1,742	1,966
Inventory	2,223	2,386
Prepaid expenses and other current assets	264	204
Total current assets	5,883	6,265
Fixed assets, net of accumulated depreciation of $1,787 and $1,648	497	844
Other assets	640	548
Total assets	$7,020	$7,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$885	$1,278
Accrued expenses	767	1,323
Taxes payable	45	64
Deferred rent, current portion	30	25
Capital lease obligations, current portion	24	23
Total current liabilities	1,751	2,713
Capital lease obligations	58	82
Long-term liabilities — other	427	457
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,530,416 and 32,100,882 shares, respectively	52,867	50,090
Additional paid-in capital	7,590	7,116
Accumulated other comprehensive income	451	420
Accumulated deficit	(56,124)	(53,221)
Total shareholders’ equity	4,784	4,405
Total liabilities and shareholders’ equity	$7,020	$7,657

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
	(In thousands, except share data)
Revenue	$16,365	$17,401
Cost of goods sold	11,902	13,120
Gross profit	4,463	4,281
Licensing revenue	19	24
Operating expenses:
Promotion and selling	3,357	6,296
General and administrative	3,922	5,235
	7,279	11,531
Loss from operations	(2,797)	(7,226)
Other (expense) income, net	(15)	104
Loss before income taxes	(2,812)	(7,122)
Income tax expense, net	(91)	(32)
Net loss	$(2,903)	$(7,154)

Net loss per share - basic and diluted	$(0.08)	$(0.22)
Weighted average basic and diluted common shares outstanding	37,909,278	31,896,848

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011
	(In thousands)
Net loss	$(2,903)	$(7,154)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	31	(30)
Total comprehensive loss	$(2,872)	$(7,184)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
		(In thousands, except share amounts)
Balance, December 31, 2010	30,418,301	$47,917	$6,570	$450	$(46,067)	$8,870
Exercise of stock options	25,288	17	—	—	—	17
Stock-based compensation	60,520	—	546	—	—	546
Common stock issued, net of offering costs of $94	1,596,773	2,156	—	—	—	2,156
Net loss	—	—	—	—	(7,154)	(7,154)
Other comprehensive loss	—	—	—	(30)	—	(30)
Balance, December 31, 2011	32,100,882	50,090	7,116	420	(53,221)	4,405
Stock-based compensation	14,534	—	474	—	—	474
Common stock issued, net of offering costs of $430	6,415,000	2,777	—	—	—	2,777
Net loss	—	—	—	—	(2,903)	(2,903)
Other comprehensive income	—	—	—	31	—	31
Balance, December 31, 2012	38,530,416	$52,867	$7,590	$451	$(56,124)	$4,784

See accompanying notes to consolidated financial statements.

JONES SODA CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,903)	$(7,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	230
Stock-based compensation	474	546
Change in allowance for doubtful accounts	(9)	(64)
Inventory write-offs	108	—
Changes in operating assets and liabilities:
Accounts receivable	253	297
Inventory	63	(115)
Prepaid expenses and other current assets	(59)	554
Other assets	(92)	70
Accounts payable	(395)	421
Accrued expenses	(562)	(263)
Taxes payable	(20)	(81)
Deferred rent	5	25
Other liabilities	(30)	455
Net cash used in operating activities	(2,881)	(5,079)
INVESTING ACTIVITIES:
Purchase of certificate of deposit, restricted	—	(183)
Purchase of fixed assets	(24)	(776)
Sale of fixed assets	85	3
Net cash provided by (used in) investing activities	61	(956)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,777	2,185
Proceeds from exercise of stock options	—	17
Proceeds of capital lease obligations	—	122
Payment of capital lease obligations	(22)	(17)
Net cash provided by financing activities	2,755	2,307
Net decrease in cash and cash equivalents	(65)	(3,728)
Effect of exchange rate changes on cash	10	(11)
Cash and cash equivalents, beginning of period	1,709	5,448
Cash and cash equivalents, end of period	$1,654	$1,709
Supplemental disclosure:
Cash paid (received) during period for:
Interest	$11	$(46)
Income taxes	66	(451)
See accompanying notes to consolidated financial statements.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

1.	Nature of Operations and Summary of Significant Accounting Policies
Jones Soda Co. develops, produces, markets and distributes premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the U.S. and Canada and directly to our national and regional retail accounts.
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
Liquidity
As of December 31, 2012 and 2011, we had cash and cash-equivalents of approximately $1.7 million and $1.7 million, respectively, and working capital of $4.1 million and $3.6 million, respectively. Cash used in operations during fiscal years 2012 and 2011 totaled $2.9 million and $5.1 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the year ended December 31, 2012, net cash provided by investing activities totaled approximately $61,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. For the year ended December 31, 2011, net cash used in investing activities totaled approximately $956,000 due primarily to investments in conjunction with tenant improvements for our new office lease and a related certificate of deposit. Net cash provided by financing activities for the year ended December 31, 2012, totaled approximately $2.8 million, due to the proceeds from registered offering in February 2012. This compares to net cash provided by financing activities for the year ended December 31, 2011, which totaled approximately $2.3 million, due to the proceeds from our final draw down on our equity line, and to a lesser extent, proceeds from the capital lease obligation for the financing of the purchased branded vehicles. We incurred a net loss of $2.9 million for the year ended December 31, 2012. Our accumulated deficit increased to $56.1 million as of December 31, 2012 compared to the prior year’s deficit of $53.2 million.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. Our operating plan does not factor in the use of our Credit Facility (described below), which we may use for working capital needs. During 2012, we made significant reduction in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. Under our Turnaround Plan, we will have the full year effect of these reductions in 2013. We believe that these recent cost controls and reduced expenses are strategically important to ensure the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
On December 27, 2011, we entered into a secured credit facility (Credit Facility) with Access Business Finance LLC (Access), pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of December 31, 2012, we had approximately $693,000 available for borrowing based on eligible accounts receivable. The Credit Facility had an initial 1 year term, which was automatically extended for an additional 1 year, and will be further automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranties as well as affirmative and negative covenants. We may use the Credit Facility for our working capital needs. As of the date of this Report, we are in compliance with all debt covenants, and we have not drawn on the facility.
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers (Purchasers), arranged by Rodman & Renshaw, LLC (Rodman & Renshaw), pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and warrants to purchase up to 3,207,500 shares of common stock (Warrants). The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500 (Offering). The Offering closed on February 7, 2012. The Warrants became exercisable on August 6, 2012, six months following their issuance and expire on August 6, 2017. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants) the net proceeds from the Offering were approximately $2.8 million. (See Notes 8 of this Report). As of December 31, 2012, none of the Warrants had been exercised and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and in 2013, redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible .
Further, our ability to access the capital markets for an equity financing may be negatively impacted by the recent delisting of our common stock from the Nasdaq Capital Market. Effective September 20, 2012, we transitioned to the OTCQB Marketplace. We expect that the level of trading activity market liquidity of our common stock could decline since it is no longer listed on the Nasdaq Capital Market.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2012 and 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Accounts receivable
Our accounts receivable balance includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $93,000 and $102,000 as of December 31, 2012 and 2011, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2012	2011
Balance, beginning of year	$102	$166
Net charges to bad debt expense	(5)	211
Write-offs	(4)	(275)
Balance, end of year	$93	$102
Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost or market and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold.
Fixed assets
Fixed assets are recorded at cost less accumulated depreciation and depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate
Equipment	20% to 30%
Vehicles and office and computer equipment	30
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital lease	Lease term which approximates its useful life
Impairment of long-lived assets
Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no unamortized intangible assets as of December 31, 2012 and 2011.
Foreign currency translation
The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.
Revenue recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2012 and 2011, our revenue was reduced by $1.5 million and $1.8 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.
Licensing revenue is recorded when we receive a sale confirmation from the third party.
Shipping and handling costs
Shipping and handling amounts paid to us by customers are included in revenue and total $342,000 and $339,000 for the years ended December 31, 2012 and 2011. The actual costs of shipping and handling paid by us are included in cost of sales.
Advertising costs
Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2012 and 2011, we incurred advertising costs of $779,000 and $2.1 million, respectively.
Income taxes
We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2012 or 2011.
Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2012 and 2011, due to the net loss, all outstanding equity options are anti-dilutive.
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

2.	Inventory
Inventory consisted of the following as of December 31 (in thousands):

	2012	2011
Finished goods	$1,784	$1,819
Raw materials	439	567
	$2,223	$2,386
Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets
Fixed assets consisted of the following as of December 31 (in thousands):

	2012	2011
Vehicles	$456	$527
Leasehold improvements and equipment	796	933
Office and computer equipment	1,032	1,032
	2,284	2,492
Accumulated depreciation	(1,787)	(1,648)
	$497	$844

4.	Accrued Expenses
Accrued expenses consisted of the following as of December 31 (in thousands):

	2012	2011
Employee benefits	$72	$297
Promotion and selling	373	683
Other accruals	322	343
	$767	$1,323

5.	Line of Credit
In December 2011, we entered into a secured Credit Facility with Access, pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions.
Under this Credit Facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of December 31, 2012, we had approximately $693,000 available for borrowing under this Credit Facility based on eligible accounts receivable. The Credit Facility had an initial one year term, which was automatically extended for an additional 1 year, and will be further automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The Credit Facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The Credit Facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of December 31, 2012.
For the year ended December 31, 2012, we did not borrow on this Credit Facility.
In connection with the execution of the Credit Facility and the annual renewal, we paid a $20,000 fee for the each of the years ended December 31, 2012 and 2011. Additionally, upon our initial borrowing on the Credit Facility, we will issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 days trailing average closing price from the date of the initial borrowing.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Capital Lease
In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The leases are payable over a period of 60 months at 6.99% interest. Our remaining scheduled lease payments, which include $10,000 in interest, are $29,000 for each of the years 2013 through 2015, and $5,000 for 2016.

7.	Lease Obligations
In June 2011, we entered into an office building sublease for use as our principal headquarters, as our previous lease expired in August 2011 and did not include an option to renew. The term of the sublease is five years with an option to extend for up to three additional five-year terms. Under the terms of the sublease, we received a rent abatement period and a build out allowance that is being amortized over 10 years, the initial 5-year term plus one additional 5-year renewal period, which is the reasonably assured rental period given the economic consequences of an earlier move. The resulting deferred rent of $455,000 as of December 31, 2012, is included in Deferred Rent, current and Long-term liabilities - other in the accompanying consolidated balance sheets. During the initial term, there is an annual rent escalation which we would expect to continue in the renewal periods.
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
Our scheduled payments, at December 31, 2012 were as follows (in thousands):

Operating Lease
2013	$206
2014	211
2015	216
2016	127
$760
During the years ended December 31, 2012 and 2011, we incurred rental expenses of $214,000 and $209,000. respectively.

8.	Equity Financing
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

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In February 2012, we entered into a Securities Purchase Agreement with certain purchasers, arranged by Rodman & Renshaw, pursuant to which we sold to the Purchasers in a registered offering 6,415,000 shares of our common stock and Warrants to purchase up to 3,207,500 shares of common stock. The securities were sold in units, consisting of one share of common stock and a Warrant to purchase 0.5 of a share of common stock, at a price of $0.50 per unit, for gross proceeds of $3,207,500. The Offering closed on February 7, 2012. The Warrants became exercisable on August 6, 2012, six months following their issuance, and expire on August 6, 2017. After deducting the placement agent fee and our offering expenses (and excluding any potential future proceeds from the exercise of the Warrants), the net proceeds from the Offering were approximately $2.8 million.
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full for cash. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of December 31, 2012, none of the Warrants had been exercised and all remain outstanding. There are no assurances that any of the Warrants will be exercised or that we will receive any cash proceeds from any such exercise.

9.	Shareholders’ Equity
At our 2011 Annual Meeting held in May 2011, our shareholders approved the Jones Soda Co. 2011 Incentive Plan (2011 Plan). As a result, the 2002 Stock Option and Restricted Stock Plan (2002 Plan) was terminated, and equity awards granted after the 2011 Annual Meeting will be made under the 2011 Plan. Awards outstanding under the 2002 Plan will remain outstanding in accordance with their existing terms.
The 2011 Plan initially authorized the issuance of 3,000,000 shares of our common stock. Starting in January 2012, the number of shares authorized under the 2011 Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2012, the total number of shares of common stock authorized under the Plan increased to 4,284,032 shares.
Under the terms of the 2011 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2012, there were 1,283,016 shares of unissued common stock authorized and available for future awards under the 2011 Plan.

(a)	Stock options:
A summary of our stock option activity is as follows:

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2011	1,789,784	$1.96
Options granted	792,000	1.13
Options exercised	(25,288)	0.68
Options cancelled/expired	(402,384)	2.91
Balance at January 1, 2012	2,154,112	$1.49
Options granted	2,920,000	0.31
Options exercised	—	—
Options cancelled/expired	(1,446,645)	1.64
Balance at December 31, 2012	3,627,467	$0.48
Exercisable, December 31, 2012	1,815,132	$0.62
Vested and expected to vest	3,539,499	$0.48
The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2012:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	2,892,355	8.10	$0.30	1,169,605	4.29	$0.30
$0.51 to $1.09	526,898	7.64	0.83	451,599	7.64	0.82
$1.10 to $2.99	125,714	8.26	1.23	111,428	8.26	1.22
$3.00 to $3.99	82,500	5.36	3.28	82,500	5.36	3.28
	3,627,467	8.94	0.48	1,815,132	8.33	0.62

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
During the year ended December 31, 2012, the Board granted 40,688 shares of restricted stock to board members under the 2011 Plan for director fees in lieu of cash compensation. Restricted stock is valued at the grant date market price of the underlying securities. No monetary payment is required from the recipient upon receipt of restricted stock.
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2011	158,581	1.52	9.44 years
Granted	108,626	0.63
Vested	(178,114)	1.19
Cancelled/expired	(48,486)	1.44
Non-vested restricted stock at January 1, 2012	40,607	0.68	9.69 years
Granted	40,688	0.32
Vested	(40,688)	0.32
Cancelled/expired	(20,297)	0.68
Non-vested restricted stock at December 31, 2012	20,310	0.68	8.69 years

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We withheld a total of 47,770 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards issued under the 2002 Plan for the year ended December 31, 2011 and the average price paid per share of $1.31 reflects the average market value per share of the shares withheld for tax purposes. There were no shares withheld by the Company for the year ended December 31, 2012.
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
At December 31, 2012, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $382,000 and $2,000, respectively, to be recognized over weighted-average periods of 1.4 years and 0.2 years, respectively.
The following table summarizes the stock-based compensation expense (in thousands):

	2012	2011
Type of awards:
Stock options	$456	$400
Restricted stock	18	146
	$474	$546
Income statement account:
Promotion and selling	$64	$142
General and administrative	410	404
	$474	$546
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the simplified method to estimate the expected term of “plain vanilla” options:

	Twelve Months Ended December 31,
	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	107.0%	99.2%
Risk-free interest rate	0.8%	2.1%
Expected term (in years)	5.5 years	5.9 years
Weighted-average grant date fair-value	$0.25	$0.86
During the year ended December 31, 2012, no material modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at December 31, 2012 and 2011 was $10,000 and $0 and for options exercisable was $10,000 and $0, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2012 and 2011 was $0 and $14,000. There was no intrinsic value of restricted stock vested during the year ended December 31, 2012 and 2011.

(d)	Employee Stock Purchase Plan:
In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2012.

10.	Employee 401(k) Plan
We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. During the years ended December 31, 2012 and 2011, the total matching contributions were $70,000 and $78,000, respectively.

11.	Commitments and Contingencies
Commitments
As of December 31, 2012, we continue to have commitments to various suppliers of raw materials (primarily including sugar and glass) and sponsorship commitments with individual athletes. Purchase obligations under these commitments are expected to total $1.7 million in 2013, with no commitments thereafter.
Legal proceedings
We are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12.	Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2012	2011
Current
Federal	$—	$—
State	4	12
Foreign	42	(25)
Total	46	(13)
Deferred
Federal	—	—
State	—	—
Foreign	45	45
Total	45	45
Provision for income taxes	$91	$32
Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2012	2011
United States	$(2,895)	$(7,354)
Foreign	83	232
Total	$(2,812)	$(7,122)

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2012	2011
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(11.17)	(0.68)
State income taxes, net of federal benefit	6.95	1.54
Change in valuation allowance	(31.45)	(37.49)
Non-recurring credit	—	1.95
Other, net	0.54	0.24
Provision for income taxes	(1.13)%	(0.44)%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2012	2011
Deferred tax assets
Net operating loss carry forwards	$17,892	$17,311
Capital assets	61	(5)
Intangible assets	97	144
Inventory adjustment and reserve	127	90
Tenant improvement allowance	148	—
Stock-based compensation	1,430	1,257
Other	33	106
Total deferred tax asset	19,788	18,903
Valuation allowance	(19,788)	(18,903)
Net deferred tax asset	$—	$—
Deferred tax liabilities	(2)	(2)
Total deferred tax asset (liability)	(2)	(2)
Classified as current	—	—
Long-term asset (liability)	$(2)	$(2)
We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. As of December 31, 2011, the valuation allowance increased by $2.7 million. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $3.9 million. As of December 31, 2012, the valuation allowance increased by $900,000.
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
At December 31, 2012, we had net operating loss carry-forwards for income tax purposes in the United States of $52.7 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.
There are no uncertain tax positions to recognize as of December 31, 2012 and 2011.
The tax years that remain open to examination by the taxing authorities are 2008 – 2012, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

JONES SODA CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A provision had not been made at December 31, 2012 and 2011, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2012, the resulting withholding tax provision would not be material to our financial condition or results of operations.

13.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. The 2011 revenue is being presented to conform with 2012 presentation in consideration with transfer pricing adjustments. Geographic information for the years ended December 31 is as follows (in thousands):

	2012	2011
Revenue:
United States	$11,058	$11,842
Canada	4,902	5,304
Other countries	405	255
Total revenue	$16,365	$17,401

Fixed assets:
United States	$497	$844
Canada	—	—
Total fixed assets	$497	$844
During the years ended December 31, 2012 and 2011, three of our customers represented approximately 36% and 32%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 24% and 21%, respectively of revenue.

14.	Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial information for fiscal years 2012 and 2011 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2012 quarter:
Revenue	$3,862	$5,257	$4,160	$3,086
Gross profit	1,048	1,561	1,151	703
Loss from operations	(1,636)	(431)	(308)	(422)
Net loss	(1,672)	(459)	(324)	(448)
Basic and diluted loss per share	(0.05)	(0.01)	(0.01)	(0.01)

	Q1	Q2	Q3	Q4
2011 quarter:
Revenue	$4,087	$4,914	$4,973	$3,427
Gross profit	1,000	1,417	1,171	693
Loss from operations	(1,755)	(1,762)	(1,661)	(2,048)
Net loss	(1,670)	(1,820)	(1,684)	(1,980)
Basic and diluted loss per share	(0.05)	(0.06)	(0.05)	(0.06)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.
Disclosure Control and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).
Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2012.
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
Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2012, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2012, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2012, our fiscal year end.
Equity Compensation Plan Information
The following table gives information as of December 31, 2012, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	3,627,467	$0.48	1,583,016	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,627,467	$0.48	1,583,016	(1)(2)
_______________________________________

(1)
Consisted of (a) 1,283,016 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)
The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2012, the total number of shares of common stock authorized under the Plan increased to 4,284,032 shares. As of January 1, 2013, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of 5,584,032 shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2012, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2012, our fiscal year end.

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

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
President and Chief Executive Officer
Dated: March 26, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director	March 26, 2013
Jennifer L. Cue

/s/ CARRIE L. TRANER	Vice President of Finance and Secretary (Principal Financial Officer)	March 26, 2013
Carrie L. Traner

/s/ MILLS A. BROWN	Director	March 26, 2013
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 26, 2013
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 26, 2013
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 26, 2013
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 26, 2013
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

4.1	Form of Common Stock Warrant (Previously filed with, and incorporated herein by reference to, Exhibit 4.1 to our current report on Form 8-K, filed on February 2, 2012; File No. 000-28820.)
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

10.4	First Amendment of Loan and Security Agreement dated as of December 27, 2012, by and between Jones Soda Co. (USA) Inc. and Access Business Finance LLC (Filed herewith.)
10.5	First Amendment of Loan and Security Agreement dated as of December 27, 2012, by and between Jones Soda (Canada) Inc. and Access Business Finance LLC (Filed herewith.)
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

10.9
Guaranty and Security Agreement dated as of December 27, 2011, made by Jones Soda (Canada) Inc. in favor of Access Business Finance LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed January 3, 2012; File No. 000-28820.)

10.10
Placement Agent Agreement, dated as of January 26, 2012, by and among the Company and Rodman & Renshaw, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 1.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.11
Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.12*
Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, filed on April 18, 2007, File No. 000-28820.)

10.13*	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement, filed on April 12, 2011, File No. 000-28820.)
10.14*
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

10.16*
Form of Restricted Stock Unit Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.17*
Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, our definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)

10.18*	Compensation for Directors of Jones Soda Co. (Filed herewith.)
10.19*
Employment Offer Letter between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 10, 2010; File No. 000-28820.)

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

10.22*
Employment Offer Letter, dated February 24, 2012, between Jones Soda Co. and James P. Stapleton. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 29, 2012; File No. 000-28820.)

10.23*
Separation and Release Agreement with William Meissner and Jones Soda Co. dated June 27, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed June 27, 2012 and amended June 28, 2012; File No. 000-28820.)

21.1	Subsidiaries of Jones Soda Co. (Filed herewith.)
23.1	Consent of Peterson Sullivan LLP (Filed herewith.)
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Carrie L. Traner, Vice President of Finance, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1
Certification by Jennifer L. Cue, Chief Executive Officer and Carrie L. Traner, Vice President of Finance,, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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