Form 10-Q
period 2013-03-31
JONES SODA CO
filed 2013-05-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of May 9, 2013, there were 38,530,416 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

EXPLANATORY NOTE
Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc., and non-operating subsidiary, Whoopass USA Inc.
In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” refer to our premium soda, including Jones® Soda and Jones Zilch® sold under the trademarked brand name “Jones Soda Co.®”
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
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

•	Our ability to successfully develop and launch new products that match consumer beverage trends;

•	Our ability to increase revenues and achieve case sales goals with respect to our products on reduced operating expenses;

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

•
Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being trading on the OTCQB Marketplace, including as to the level of trading activity, volatility or market liquidity.

•	Regional, national or global economic conditions that may adversely impact our business and results of operations; and

•	Our ability to comply with the many regulations to which our business is subject.
For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 27, 2013. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$1,654
Accounts receivable, net of allowance of $59 and $93	1,845	1,742
Inventory	2,864	2,223
Prepaid expenses and other current assets	242	264
Total current assets	6,180	5,883
Fixed assets, net of accumulated depreciation of $1,815 and $1,787	403	497
Other assets	629	640
Total assets	$7,212	$7,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578	$885
Accrued expenses	673	767
Taxes payable	52	45
Other current liabilities	43	54
Total current liabilities	2,346	1,751
Long-term liabilities — other	445	485
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,530,416 and 38,530,416 shares, respectively	52,867	52,867
Additional paid-in capital	7,658	7,590
Accumulated other comprehensive income	419	451
Accumulated deficit	(56,523)	(56,124)
Total shareholders’ equity	4,421	4,784
Total liabilities and shareholders’ equity	$7,212	$7,020

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share data)
Revenue	$3,087	$3,862
Cost of goods sold	2,336	2,814
Gross profit	751	1,048
Licensing revenue	9	5
Operating expenses:
Promotion and selling	473	1,357
General and administrative	675	1,332
	1,148	2,689
Loss from operations	(388)	(1,636)
Other income (expense), net	13	(11)
Loss before income taxes	(375)	(1,647)
Income tax expense, net	(24)	(25)
Net loss	$(399)	$(1,672)

Net loss per share - basic and diluted	$(0.01)	$(0.05)
Weighted average basic and diluted common shares outstanding	38,530,416	35,978,771

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net loss	$(399)	$(1,672)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(31)	16
Total comprehensive loss	$(430)	$(1,656)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(399)	$(1,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	78
Loss on sale of fixed asset	(6)	—
Stock-based compensation	68	90
Change in allowance for doubtful accounts	(33)	7
Inventory write-offs	—	1
Changes in operating assets and liabilities:
Accounts receivable	(93)	(461)
Inventory	(650)	(210)
Prepaid expenses and other current assets	21	(10)
Other assets	11	11
Accounts payable	694	759
Accrued expenses	(90)	197
Taxes payable	7	(47)
Other liabilities	(7)	(6)
Net cash used in operating activities	(415)	(1,263)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(21)
Sale of fixed assets	38	80
Net cash provided by investing activities	38	59
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	2,816
Payment of capital lease obligations	(44)	(5)
Net cash (used in) provided by financing activities	(44)	2,811
Net (decrease) increase in cash and cash equivalents	(421)	1,607
Effect of exchange rate changes on cash	(4)	10
Cash and cash equivalents, beginning of period	1,654	1,709
Cash and cash equivalents, end of period	$1,229	$3,326
Supplemental disclosure:
Cash paid during period for:
Interest	$2	$2
Income taxes	5	60
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Liquidity
As of March 31, 2013, we had cash and cash-equivalents of approximately $1.2 million and working capital of $3.8 million. Cash used in operations during the three months ended March 31, 2013 totaled $415,000 compared to $1.3 million for the same period a year ago. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $399,000 for the three months ended March 31, 2013.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. We believe that these cost controls and realigned expenses are strategically important to ensure our long-term

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
We have a secured credit facility with Access Business Finance LLC (Access), pursuant to which we may borrow up to 75% of our eligible accounts receivable for our working capital needs, up to $2.0 million. (The credit facility is described in Note 4 in this Report.) As of March 31, 2013, we have not drawn on the facility and we had approximately $794,000 available for borrowing based on eligible accounts receivable. Our operating plan for 2013 does not factor in the use of our Credit Facility.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities for the Company and redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2013 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full for cash. The Warrants are exercisable for cash or, solely in the absence of an effective

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of March 31, 2013, none of the Warrants had been exercised and all remain outstanding. Any Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise. We may not receive any cash proceeds from exercise of the Warrants.

3.	Inventory
Inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$2,259	$1,784
Raw materials	605	439
	$2,864	$2,223
Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

4.	Line of Credit
In December 2011, we entered into a secured revolving credit facility with Access Business Finance LLC, pursuant to which we, through two of our wholly owned subsidiaries, Jones Soda (Canada) Inc. and Jones Soda Co. (USA) Inc., may borrow up to $2.0 million, subject to satisfaction of certain conditions.
Under this credit facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of March 31, 2013, we had approximately $794,000 available for borrowing under this credit facility based on eligible accounts receivable. The credit facility has a current term expiring December 27, 2013, which will be automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The credit facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The credit facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of March 31, 2013.
For the three months ended March 31, 2013, we did not borrow on this credit facility.
We paid a $20,000 loan fee in December 2011, upon execution of the credit facility, and an additional $20,000 loan fee in December 2012 upon the annual renewal. For each future annual renewal, we will be required to pay a further $20,000 loan fee. Additionally, upon our initial borrowing on the credit facility, we will issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 days trailing average closing price from the date of the initial borrowing.

5.	Stock-based Compensation
Under the terms of our 2011 Incentive Plan (Plan), the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting 1 year from the grant date and monthly thereafter. As of March 31, 2013, there were 2,075,412 shares of unissued common stock authorized and available for future awards under the 2011 Plan.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	3,627,467	$0.48
Options granted	755,000	0.27
Options exercised	—	—
Options cancelled/expired	(363,259)	0.56
Balance at March 31, 2013	4,019,208	$0.43
Exercisable, March 31, 2013	1,734,254	$0.62
Vested and expected to vest	3,903,450	$0.44

(b)	Restricted stock awards:
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2013	20,310	0.68	8.69 years
Granted	—	—
Vested	(20,310)	0.68
Cancelled/expired	—	—
Non-vested restricted stock at March 31, 2013	—	—	—
(c) Stock-based compensation expense:
Stock-based compensation expense is recognized using the straight-line attribution method over the requisite service period. We recognize compensation expense for only the portion of stock options or restricted stock that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.
At March 31, 2013, we had unrecognized compensation expense related to stock options of $375,000 to be recognized over a weighted-average period of 1.5 years. At March 31, 2013, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Type of awards:
Stock options	$65	$87
Restricted stock	3	3
	$68	$90
Income statement account:
Promotion and selling	$11	$24
General and administrative	57	66
	$68	$90

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the simplified method to estimate the expected term of “plain vanilla” options:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	107.6%	102.0%
Risk-free interest rate	1.0%	1.2%
Expected term (in years)	5.8 years	6.1 years
Weighted-average grant date fair-value	$0.22	$0.41
During the quarter ended March 31, 2013, no modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at March 31, 2013 and 2012 was $106,800 and $2,800 and for options exercisable was $50,800 and $11,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There was no intrinsic value of options exercised or restricted stock vested during the three months ended March 31, 2013 and 2012.

6.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. The 2012 revenue is being presented to conform with 2013 presentation in consideration of transfer pricing adjustments. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$2,286	$2,802
Canada	770	1,002
Other countries	31	58
Total revenue	$3,087	$3,862
During the three months ended March 31, 2013 and 2012, three of our customers represented approximately 34% and 35%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 19% and 22%, respectively of revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2012 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 27, 2013.
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

•	Launch and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.

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

Results of Operations
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements:

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except share data)
Revenue	$3,087	100.0%	$3,862	100.0%
Cost of goods sold	(2,336)	(75.7)%	(2,814)	(72.9)%
Gross profit	751	24.3%	1,048	27.1%
Licensing revenue	9	0.3%	5	0.1%
Promotion and selling expenses	(473)	(15.3)%	(1,357)	(35.1)%
General and administrative expenses	(675)	(21.9)%	(1,332)	(34.5)%
Loss from operations	(388)	(12.6)%	(1,636)	(42.4)%
Other income (expense), net	13	0.4%	(11)	(0.3)%
Loss before income taxes	(375)	(12.2)%	(1,647)	(42.7)%
Income tax expense, net	(24)	(0.8)%	(25)	(0.6)%
Net loss	(399)	(13.0)%	(1,672)	(43.3)%
Basic and diluted net loss per share	$(0.01)		$(0.05)

	As of
	March 31, 2013	December 31, 2012
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$3,074	$3,396
Fixed assets, net	403	497
Total assets	7,212	7,020
Long-term liabilities	445	485
Working capital	3,834	4,132

	Three Months Ended March 31,
Case sale data (288-ounce equivalent):	2013	2012
Finished product cases	225,000	296,000

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012
Revenue
For the quarter ended March 31, 2013, revenue was approximately $3.1 million, a decrease of $775,000, or 20.1% from $3.9 million in revenue for the quarter ended March 31, 2012. The decrease in revenue was primarily due to the implementation of our Turnaround Plan, which refocuses resources to certain core geographic markets that we believe will generate the highest return within our available resources. Partially offsetting our decrease in case sales was a price increase effective in August 2012.
For the quarter ended March 31, 2013, promotion allowances and slotting fees, which offset revenue, totaled $394,000, a decrease of $24,000, or 5.7%, from $418,000, in 2012, though on a per case basis, promotion allowances and slotting fees increased. As part of our Turnaround Plan, in 2013 we are redirecting resources to support our distributor network through increased and focused promotion allowances at retail which we believe will drive more volume. Accordingly, we expect promotion allowances and slotting fees on a per case basis will be higher in 2013 compared to 2012 as we concentrate on traditional trade spend strategies to increase distribution.
Gross Profit
For the quarter ended March 31, 2013, gross profit decreased by approximately $297,000 or 28.3%, to $751,000 compared to $1.0 million for the quarter ended March 31, 2012 due primarily to the total case sales decrease of 24.0% impacted by the refocusing of resources in conjunction with our Turnaround Plan described above. For the quarter ended March 31, 2013, gross margin decreased to 24.3% from 27.1% for the quarter ended March 31, 2012 and was affected by a combination of product mix and production cycles.
Promotion and Selling Expenses
Promotion and selling expenses for the quarter ended March 31, 2013 were approximately $473,000, a decrease of $884,000, or 65.1%, from $1.4 million for the quarter ended March 31, 2012. Promotion and selling expenses as a percentage of revenue decreased to 15.3% for the quarter ended March 31, 2013, from 35.1% in 2012. The decrease in promotion and selling expenses reflects a decrease in selling expenses year over year of $503,000, to $389,000, or 12.6% of revenue, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was an 81.9% reduction in trade promotion and marketing expenses to $84,000 (2.7% of revenue) for 2013 from $465,000 in 2012 due in part to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance promotion and selling expenses within this more sustainable cost structure that is aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the quarter ended March 31, 2013 were $675,000, a decrease of $657,000 or 49.3%, compared to $1.3 million for the quarter ended March 31, 2012. General and administrative expenses as a percentage of revenue decreased to 21.9% for the quarter ended March 31, 2013 from 34.5% in 2012. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel and changes in executive management and reduced executive salaries and decreases in professional fees and public company costs. We anticipate decreased general and administrative expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance general and administrative expenses within this more sustainable cost structure that is aligned with our working capital resources.
Income Tax Expense
We had income tax expense of $24,000 for the quarter ended March 31, 2013, compared to $25,000 for the quarter ended March 31, 2012, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss
Net loss for the quarter ended March 31, 2013 improved by 76.1% to $399,000 from a net loss of $1.7 million for the quarter ended March 31, 2012. This improvement in net loss reflects a decrease in operating expenses due to the changes made to align our cost structure with our available capital.

Liquidity and Capital Resources
As of March 31, 2013, we had cash and cash-equivalents of approximately $1.2 million and working capital of $3.8 million. Cash used in operations during the three months ended March 31, 2013 totaled $415,000, compared to $1.3 million in comparable quarter last year. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the quarter ended March 31, 2013, net cash provided by investing activities totaled approximately $38,000 due primarily to the sale of fixed assets. For the quarter ended March 31, 2012, net cash provided by investing activities totaled approximately $59,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. Net cash used in financing activities for the quarter ended March 31, 2013, totaled approximately $44,000, due to the payoff on the capital lease obligation for the vehicle sold during the quarter. This compares to net cash provided by financing activities for the quarter ended March 31, 2012, which totaled approximately $2.8 million, due to the net proceeds from our registered offering in February 2012. We incurred a net loss of $399,000 for the quarter ended March 31, 2013 and our accumulated deficit increased to $56.5 million as of March 31, 2013.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. We believe that these cost controls and realigned expenses are strategically important to ensure our long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
We have a secured credit facility with Access Business Finance LLC (Access), pursuant to which we may borrow up to 75% of our eligible accounts receivable for our working capital needs, up to $2.0 million. (The credit facility is described in Note 4 to the Notes to Condensed Consolidated Financial Statements in this Report.) As of March 31, 2013, we have not drawn on the facility and we had approximately $794,000 available for borrowing based on eligible accounts receivable. Our operating plan for 2013 does not factor in the use of our credit facility.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales volume goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities for the Company, and redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our volume projections and increase volume going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2013 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Critical Accounting Policies
See the information concerning our critical accounting policies included under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013. There have been no material changes in our critical accounting policies during the three months ended March 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal controls
There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.     EXHIBITS

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
May 10, 2013

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance