Form 10-Q
period 2013-06-30
JONES SODA CO
filed 2013-08-09
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

As of August 6, 2013, there were 38,680,416 shares of the Company’s common stock issued and outstanding.

JONES SODA CO.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

EXPLANATORY NOTE
Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.
In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” refer to our premium soda, including Jones® Soda, Natural Jones™ Soda and Jones Zilch® sold under the trademarked brand name “Jones Soda Co.®”
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
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

•	Our ability to successfully develop and launch new products that match consumer beverage trends;

•	Our ability to increase revenues and achieve case sales goals for our products on reduced operating expenses;

•
Our ability to manage our operating expenses and generate sufficient cash flow from operations, or our ability to secure additional financing if our case sales goals take longer to achieve under our Turnaround Plan;

•
Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

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

•
Our ability to attract and retain key personnel, including retaining the services of our CEO, each of which would directly affect our efficiency and operations and could materially impair our ability to execute our Turnaround Plan;

•	Our inability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;

•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	Our ability to maintain an effective information technology infrastructure;

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;

•
Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace, including as to the level of trading activity, volatility or market liquidity;

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,328	$1,654
Accounts receivable, net of allowance of $55 and $93	1,782	1,742
Inventory	2,800	2,223
Prepaid expenses and other current assets	178	264
Total current assets	6,088	5,883
Fixed assets, net of accumulated depreciation of $1,871 and $1,787	348	497
Other assets	619	640
Total assets	$7,055	$7,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$885
Accrued expenses	604	767
Taxes payable	20	45
Other current liabilities	45	54
Total current liabilities	2,259	1,751
Long-term liabilities — other	434	485
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,530,416 shares	52,867	52,867
Additional paid-in capital	7,737	7,590
Accumulated other comprehensive income	376	451
Accumulated deficit	(56,618)	(56,124)
Total shareholders’ equity	4,362	4,784
Total liabilities and shareholders’ equity	$7,055	$7,020

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Revenue	$4,287	$5,263	$7,383	$9,130
Cost of goods sold	3,053	3,696	5,389	6,510
Gross profit	1,234	1,567	1,994	2,620
Operating expenses:
Promotion and selling	625	920	1,098	2,277
General and administrative	690	1,078	1,365	2,410
	1,315	1,998	2,463	4,687
Loss from operations	(81)	(431)	(469)	(2,067)
Other (expense) income, net	(9)	(5)	4	(16)
Loss before income taxes	(90)	(436)	(465)	(2,083)
Income tax expense, net	(5)	(23)	(29)	(48)
Net loss	$(95)	$(459)	$(494)	$(2,131)

Earnings (loss) per share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.06)
Weighted average basic and diluted common shares outstanding	38,530,416	38,544,140	38,530,416	37,268,386

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net loss	$(95)	$(459)	$(494)	$(2,131)
Other comprehensive loss:
Foreign currency translation adjustment loss	(44)	(17)	(75)	(1)
Total comprehensive loss	$(139)	$(476)	$(569)	$(2,132)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(494)	$(2,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	151
Gain on sale of fixed asset	(6)	—
Stock-based compensation	147	136
Change in allowance for doubtful accounts	(38)	34
Inventory write-offs	—	110
Changes in operating assets and liabilities:
Accounts receivable	(70)	(1,224)
Inventory	(601)	19
Prepaid expenses and other current assets	85	2
Other assets	20	22
Accounts payable	708	631
Accrued expenses	(153)	227
Taxes payable	(23)	(39)
Other liabilities	(14)	(12)
Net cash used in operating activities	(321)	(2,074)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(24)
Sale of fixed assets	38	85
Net cash provided by investing activities	38	61
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	2,815
Payment of capital lease obligations	(47)	(11)
Net cash (used in) provided by financing activities	(47)	2,804
Net (decrease) increase in cash and cash equivalents	(330)	791
Effect of exchange rate changes on cash	4	—
Cash and cash equivalents, beginning of period	1,654	1,709
Cash and cash equivalents, end of period	$1,328	$2,500
Supplemental disclosure:
Cash paid during period for:
Interest	$7	$7
Income taxes	32	65
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
We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.
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
Liquidity
As of June 30, 2013, we had cash and cash-equivalents of approximately $1.3 million and working capital of $3.8 million. Cash used in operations during the six months ended June 30, 2013 totaled $321,000 compared to $2.1 million for the same period a year ago. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $95,000 for the three months ended June 30, 2013.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. We have continued these reduced operating expenses into 2013. We believe that these cost controls and realigned

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses are strategically important to ensure our long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
We have a secured credit facility with Access Business Finance LLC (Access), pursuant to which we may borrow up to 75% of our eligible accounts receivable for our working capital needs, up to $2.0 million. (The credit facility is described in Note 4 in this Report.) To date, we have not drawn on the facility and we had approximately $658,000 available for borrowing based on eligible accounts receivable as of June 30, 2013. Our operating plan for 2013 does not factor in the use of our Credit Facility.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that we consider operating priorities and to redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our case sales goals and increase case sales going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of us and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.
The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

2.	2012 Equity Financing
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
Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if the Warrants are exercised in full for cash. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of June 30, 2013,

JONES SODA CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

none of the Warrants had been exercised. (See Note 7 Subsequent Event.) Any Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise.

3.	Inventory
Inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$2,284	$1,784
Raw materials	516	439
	$2,800	$2,223
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
Under this credit facility, we may periodically request advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrow on the facility, in which case the minimum facility payment is $5,000 per month. As of June 30, 2013, we had approximately $658,000 available for borrowing under this credit facility based on eligible accounts receivable. The credit facility has a current term expiring December 27, 2013, which will be automatically extended for successive terms of 1 year unless either party gives notice of non-renewal. The credit facility is guaranteed by us and is secured by a first priority security interest in all of our assets. The credit facility contains customary representations and warranties as well as affirmative and negative covenants. We were in compliance with all debt covenants as of June 30, 2013.
To date, we have not borrowed on this credit facility.
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
Under the terms of our 2011 Incentive Plan (Plan), the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting 1 year from the grant date and monthly thereafter. As of June 30, 2013, there were 2,108,016 shares of unissued common stock authorized and available for future awards under the 2011 Plan.

(a)	Stock options:
A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	3,627,467	$0.48
Options granted	755,000	0.27
Options exercised	—	—
Options cancelled/expired	(459,647)	0.73
Balance at June 30, 2013	3,922,820	$0.41
Exercisable, June 30, 2013	1,662,018	$0.57
Vested and expected to vest	3,808,753	$0.41

(b)	Restricted stock awards:
A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2013	20,310	0.68	8.69 years
Granted	—	—
Vested	(20,310)	0.68
Cancelled/expired	—	—
Non-vested restricted stock at June 30, 2013	—	—	—
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
At June 30, 2013, we had unrecognized compensation expense related to stock options of $296,000 to be recognized over a weighted-average period of 1.3 years. At June 30, 2013, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Type of awards:
Stock options	$79	$42	$144	$129
Restricted stock	—	4	3	7
	$79	$46	$147	$136
Income statement account:
Promotion and selling	$21	$19	$32	$43
General and administrative	58	27	115	93
	$79	$46	$147	$136
We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the provisions of Staff Accounting Bulletin (SAB) 107 and 110, which allow the simplified method to estimate the expected term of “plain vanilla” options:

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	107.6%	102.0%
Risk-free interest rate	1.0%	1.2%
Expected term (in years)	5.8 years	6.1 years
Weighted-average grant date fair-value	$0.22	$0.41
During the six months ended June 30, 2013, no modifications were made to outstanding stock options.
The aggregate intrinsic value of stock options outstanding at June 30, 2013 and 2012 was $756,300 and $0 and for options exercisable was $384,800 and $0, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There was no intrinsic value of options exercised or restricted stock vested during the three and six months ended June 30, 2013 and 2012.

6.	Segment Information
We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. The 2012 revenue is being presented to conform with 2013 presentation in consideration of transfer pricing adjustments. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$2,834	$3,343	$5,129	$6,150
Canada	1,404	1,617	2,174	2,619
Other countries	49	303	80	361
Total revenue	$4,287	$5,263	$7,383	$9,130
During the three months ended June 30, 2013 and 2012, three of our customers represented approximately 37% and 40%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 24% and 28%, respectively of revenue. During the six months ended June 30, 2013 and 2012, three of our customers represented approximately 36% and 39%, respectively of revenues, one of which, A. Lassonde Inc., a Canadian DSD distributor, represented approximately 22% and 25%, respectively of revenue.

7.	Subsequent Event
In connection with the February 2012 equity financing described in Note 2, in August 2013, 150,000 warrants were exercised at a price of $0.70 per share resulting in proceeds to the Company of $105,000. The remaining balance of warrants outstanding as of the date of this Report was of 3,057,500. We cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the other outstanding warrants.

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
Our products are sold throughout the U.S. and Canada and in select international markets, primarily in grocery stores, convenience and gas stores, up and down the street in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We also sell various products on-line, including soda with customized labels, wearables, candy and other items.
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

•	Launch and market lower calorie, yet full flavor and good tasting products in response to the growing demand for more healthful beverage options.

In order to compete effectively in the beverage industry, from time to time we introduce new products and product extensions, and when warranted, new brands. In February 2013, we selectively launched our new product offering, Natural Jones™ Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Results of Operations
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except share data)
Revenue	$4,287	100.0%	$5,263	100.0%	$7,383	100.0%	$9,130	100.0%
Cost of goods sold	(3,053)	(71.2)%	(3,696)	(70.2)%	(5,389)	(73.0)%	(6,510)	(71.3)%
Gross profit	1,234	28.8%	1,567	29.8%	1,994	27.0%	2,620	28.7%
Promotion and selling expenses	(625)	(14.6)%	(920)	(17.5)%	(1,098)	(14.9)%	(2,277)	(24.9)%
General and administrative expenses	(690)	(16.1)%	(1,078)	(20.5)%	(1,365)	(18.5)%	(2,410)	(26.4)%
Loss from operations	(81)	(1.9)%	(431)	(8.2)%	(469)	(6.4)%	(2,067)	(22.6)%
Other (expense) income, net	(9)	(0.2)%	(5)	(0.1)%	4	0.1%	(16)	(0.2)%
Loss before income taxes	(90)	(2.1)%	(436)	(8.3)%	(465)	(6.3)%	(2,083)	(22.8)%
Income tax expense, net	(5)	(0.1)%	(23)	(0.4)%	(29)	(0.4)%	(48)	(0.5)%
Net loss	(95)	(2.2)%	(459)	(8.7)%	(494)	(6.7)%	(2,131)	(23.3)%
Earnings (loss) per share - basic and diluted	$0.00		$(0.01)		$(0.01)		$(0.06)

	As of
	June 30, 2013	December 31, 2012
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$3,110	$3,396
Fixed assets, net	348	497
Total assets	7,055	7,020
Long-term liabilities	434	485
Working capital	3,829	4,132

	Three Months Ended June 30,		Six Months Ended June 30,
Case sale data (288-ounce equivalent):	2013	2012	2013	2012
Finished product cases	306,000	376,200	531,000	672,200

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012
Revenue
For the quarter ended June 30, 2013, revenue was approximately $4.3 million, a decrease of $976,000, or 18.5% from $5.3 million in revenue for the quarter ended June 30, 2012. The decrease in revenue was primarily due to the implementation of our Turnaround Plan and decline in case sales of 18.7%. Additionally, in the prior year, international sales were higher due to the initial load-in to support a new distributor. Partially offsetting our decrease in case sales was a price increase effective in August 2012.
For the quarter ended June 30, 2013, promotion allowances and slotting fees, which offset revenue, totaled $472,000, a decrease of $14,000, or 2.9%, from $486,000, in 2012; however, on a per case basis, promotion allowances and slotting fees increased. As part of our Turnaround Plan, in 2013 we are redirecting resources to support our distributor network through increased and focused promotion allowances at retail. Accordingly, we expect promotion allowances and slotting fees on a per case basis will be higher in 2013 compared to 2012 as we concentrate on traditional trade spend strategies to increase distribution.
Gross Profit
For the quarter ended June 30, 2013, gross profit decreased by approximately $333,000 or 21.3%, to $1.2 million compared to $1.6 million for the quarter ended June 30, 2012 due primarily to the total case sales decrease of 18.7% impacted by the refocusing of resources in conjunction with our Turnaround Plan, and the decrease in international sales described above. For the quarter ended June 30, 2013, gross margin decreased to 28.8% from 29.8% for the quarter ended June 30, 2012.
Promotion and Selling Expenses
Promotion and selling expenses for the quarter ended June 30, 2013 were approximately $625,000, a decrease of $295,000, or 32.1%, from $920,000 for the quarter ended June 30, 2012. Promotion and selling expenses as a percentage of revenue decreased to 14.6% for the quarter ended June 30, 2013, from 17.5% in 2012. The decrease in promotion and selling expenses reflects a 21.9% decrease in selling expenses to $511,000 (11.9% of revenue) for 2013 from $654,000 in 2012, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was a 57.1% reduction in trade promotion and marketing expenses to $114,000 (2.7% of revenue) for 2013 from $266,000 in 2012 due in part to a reduction in sponsorship costs. We anticipate increasing our investment in promotion and selling expenses within a more sustainable cost structure aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the quarter ended June 30, 2013 were $690,000, a decrease of $388,000 or 36.0%, compared to $1.1 million for the quarter ended June 30, 2012. General and administrative expenses as a percentage of revenue decreased to 16.1% for the quarter ended June 30, 2013 from 20.5% in 2012. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel, reduced executive salaries, and decreases in director fees and professional fees. We anticipate decreased general and administrative expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance general and administrative expenses within this more sustainable cost structure that is aligned with our working capital resources.
Income Tax Expense
We had income tax expense of $5,000 for the quarter ended June 30, 2013, compared to $23,000 for the quarter ended June 30, 2012, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.
Net Loss
Net loss for the quarter ended June 30, 2013 improved by 79.3% to $95,000 from a net loss of $459,000 for the quarter ended June 30, 2012. This improvement in net loss reflects a decrease in operating expenses due to the changes made to align our cost structure with our available capital.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue
For the six months ended June 30, 2013, revenue was approximately $7.4 million, a decrease of $1.7 million, or 19.1% from $9.1 million in revenue for the six months ended June 30, 2012. The decrease in revenue was primarily due to the implementation of our Turnaround Plan and decline in case sales of 21.0%. Partially offsetting our decrease in case sales was a price increase effective in August 2012.
For the six months ended June 30, 2013, promotion allowances and slotting fees, which offset revenue, totaled $866,000, a decrease of $38,000, or 4.2%, from $904,000, in 2012; however, on a per case basis, promotion allowances and slotting fees increased. As part of our Turnaround Plan, in 2013 we are redirecting resources to support our distributor network through increased and focused promotion allowances at retail. Accordingly, we expect promotion allowances and slotting fees on a per case basis will be higher in 2013 compared to 2012 as we concentrate on traditional trade spend strategies to increase distribution.
Gross Profit
For the six months ended June 30, 2013, gross profit decreased by approximately $626,000 or 23.9%, to $2.0 million compared to $2.6 million for the six months ended June 30, 2012 due primarily to the total case sales decrease of 21.0% impacted by the refocusing of resources in conjunction with our Turnaround Plan described above. For the six months ended June 30, 2013, gross margin decreased to 27.0% from 28.7% for the six months ended June 30, 2012 and was affected by a combination of product mix and production cycles.
Promotion and Selling Expenses
Promotion and selling expenses for the six months ended June 30, 2013 were approximately $1.1 million, a decrease of $1.2 million, or 51.8%, from $2.3 million for the six months ended June 30, 2012. Promotion and selling expenses as a percentage of revenue decreased to 14.9% for the six months ended June 30, 2013, from 24.9% in 2012. The decrease in promotion and selling expenses reflects a 41.8% decrease in selling expenses to $900,000 (12.2% of revenue) for 2013 from $1.5 million in 2012, driven by reduced sales personnel versus a year ago. Also contributing to this decrease was a 72.9% reduction in trade promotion and marketing expenses to $198,000 (2.7% of revenue) for 2013 from $731,000 in 2012 due in part to a reduction in sponsorship costs. We anticipate decreased promotion and selling expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We anticipate increasing our investment in promotion and selling expenses within a more sustainable cost structure aligned with our working capital resources.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2013 were $1.4 million, a decrease of $1.0 million or 43.4%, compared to $2.4 million for the six months ended June 30, 2012. General and administrative expenses as a percentage of revenue decreased to 18.5% for the six months ended June 30, 2013 from 26.4% in 2012. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel and reduced executive salaries and decreases in director fees and professional fees. We anticipate decreased general and administrative expenses as a percentage of revenue during 2013 as a result of the full year impact of our 2012 cost initiatives in conjunction with our Turnaround Plan. We will continue to balance general and administrative expenses within this more sustainable cost structure that is aligned with our working capital resources.
Income Tax Expense
We had income tax expense of $29,000 for the six months ended June 30, 2013, compared to $48,000 for the six months ended June 30, 2012, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss
Net loss for the six months ended June 30, 2013 improved by 76.8% to $494,000 from a net loss of $2.1 million for the six months ended June 30, 2012. This improvement in net loss reflects a decrease in operating expenses due to the changes made to align our cost structure with our available capital.

Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash-equivalents of approximately $1.3 million and working capital of $3.8 million. Cash used in operations during the six months ended June 30, 2013 totaled $321,000 compared to $2.1 million for the same period a year ago. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.
For the six months ended June 30, 2013, net cash provided by investing activities totaled approximately $38,000 due primarily to the sale of fixed assets. For the six months ended June 30, 2012, net cash provided by investing activities totaled approximately $61,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. Net cash used in financing activities for the six months ended June 30, 2013 totaled approximately $47,000 due to the payoff on the capital lease obligation for the vehicle sold during the first quarter. This compares to net cash provided by financing activities for the six months ended June 30, 2012, which totaled approximately $2.8 million, due to the net proceeds from our registered offering in February 2012. We incurred a net loss of $95,000 for the quarter ended June 30, 2013 and our accumulated deficit increased to $56.6 million as of June 30, 2013.
Subsequent to the quarter ended June 30, 2013, in August 2013, we received $105,000 from the exercise of 150,000 warrants (issued in our February 2012 equity financing, as described in Note 2 in this Report) at a price of $0.70 per share. The remaining balance of warrants outstanding as of the date of this Report was 3,057,500. We cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the other outstanding warrants.
As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2013. During 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used for operations. We have continued these reduced operating expenses into 2013. We believe that these cost controls and realigned expenses are strategically important to ensure our long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.
We have a secured credit facility with Access Business Finance LLC (Access), pursuant to which we may borrow up to 75% of our eligible accounts receivable for our working capital needs, up to $2.0 million. (The credit facility is described in Note 4 in this Report.) To date, we have not drawn on the facility and we had approximately $658,000 available for borrowing based on eligible accounts receivable as of June 30, 2013. Our operating plan for 2013 does not factor in the use of our Credit Facility.
We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that we consider operating priorities and to redirect resources to support our distributor network through increased promotion allowances at retail which we believe will drive more volume. It is critical that we meet our case sales goals and increase case sales going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, new debt or equity financing arrangements may not be available to us when needed on acceptable terms, if at all. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of us and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.
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
Critical Accounting Policies
See the information concerning our critical accounting policies included under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013. There have been no material changes in our critical accounting policies during the three months ended June 30, 2013.

ITEM 4.CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal controls
There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 9, 2013

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance