Form 10-K
period 2013-12-31
JONES SODA CO
filed 2014-03-31
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of such common stock held by non-affiliates as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $23,686,243 using the closing price on that day of $0.63.

As of March 19, 2014, there were 38,710,416 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our turnaround strategy and our operating plan (Turnaround Plan);
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

•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Our ability to increase revenues and achieve case sales goals;
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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accountant Fees and Services	44

PART IV
Item 15.	Exhibits and Financial Statement Schedules	44
SIGNATURES		45

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

PART I

ITEM 1.BUSINESS.

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the United States and Canada and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1000 First Avenue South, Suite 100, Seattle, Washington 98134. Our telephone number is (206) 624-3357.

Jones Products

Our strategy is to focus on our core brand, Jones Soda, within the sparkling beverage category. Our Jones Soda line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. The classic Jones Soda presentation is a 12-ounce, clear long-neck bottle, with every bottle label featuring a photo sent to us by our consumers. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry and Blue Bubblegum. Jones Soda is made with high quality ingredients, including pure cane sugar. We currently sell Jones Soda in nine flavors in the United States with additional flavors offered seasonally or in certain markets.

•

12-Ounce Cans. Our Jones Soda package lineup includes 12-ounce cans as a complement to our classic bottles. Our 12-ounce cans are currently sold primarily through certain national retail accounts. The 12-ounce cans are aligned with our brand image; each can emblazoned with the bold black and white fan-submitted photos associated with our Jones Soda bottle.

•

16-Ounce Cans. Our 16-ounce cans for Jones Soda are specifically aimed at the convenience store channel and most recently are a complement in the grocery channel. Our 16-ounce cans are similarly emblazoned with the bold black and white fan-submitted photos associated with our Jones Soda bottles. We currently have three flavors available in the 16-ounce can: Strawberry Lime, Green Apple and Berry Lemonade.

Jones Zilch

Jones Zilch is a sugar-free version of our Jones Soda line providing an alternative for consumers. We believe Jones Zilch, which is sweetened with Splenda® and has zero calories, is an important product extension, especially in light of the increasing consumer preferences for zero and lower-calorie options. We currently have three flavors of Jones Zilch: Black Cherry, Pomegranate and Vanilla Bean.

Jones Stripped

Jones Stripped is our natural ingredient and low-calorie premium carbonated soft drink. We launched this product as Natural Jones Soda in California during 2013 and rebranded it in 2014 in conjunction with a selective expansion into other markets. Jones Stripped is lightly sweetened with a unique blend of natural sweeteners and contains 30 calories and is packaged in the classic Jones Soda presentation in a 12-ounce, clear, long-neck, glass bottle, with every bottle label featuring a photo sent to us by our consumers. With no artificial colors, the soda is clear, but the packaging features a burst of color on the label. We currently have six flavors of Jones Stripped: Cherry, Lemon Lime, Orange Mango, Green Apple, Huckleberry and Chipotle Pineapple.

Sparkling Beverage Industry

Our beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) and natural carbonated drinks (natural sparkling) segments. The CSD segment is the largest segment in the sparkling beverage category, and in the U.S., is a $77 billion industry (according to the March 25, 2013 issue of Beverage Digest).  During 2013, the CSD segment had a volume decline of 2% (according to the March 14, 2014 issue of Beverage Digest). Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

Our Business Strategy and Turnaround Plan

Beginning in the second half of 2012, under the leadership of Jennifer Cue, our Chief Executive Officer, we developed and implemented a comprehensive turnaround strategy geared to returning the Company to future profitable operations.

Key components of the turnaround strategy and the operating plan (Turnaround Plan) are:

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

◦	Focus on core geographic markets, including the Western U.S., Midwest U.S. and Canada;
◦	Direct resources to support our distributor network through increased promotion allowances at retail;
•

Deploy our marketing resources to initiatives that more directly drive sales growth while re-invigorating the Jones Soda brand with an emphasis on marketing initiatives that are viewed by consumers as highly creative, unique and fun; and

•	Develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.

Product Distribution and Sales Strategy

Our products are distributed and sold throughout the U.S. and Canada and in select international markets. Our primary distribution channels are our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sales directly to national and regional retail accounts). We also have our online channel for Internet sales of various products. We strategically build our national and regional retailer network by focusing on distribution systems that we believe will provide top-line drivers for our products and increased availability and visibility of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that data suggests have a high affinity for the Jones brand and can be pursued within our financial resources. With this in mind, we are focusing our efforts internationally on Ireland, the United Kingdom and Costa Rica for 2014.

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. In determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including seeking placement on shelves that are normally restricted to national mainstream brands and placement in the cold-aisle, thus providing us access to the important “take home market.” We are selective in placing our 12-ounce cans to complement rather than compete with our traditional glass packaging and currently maintain national distribution for this product through the Kroger Co. We believe our 12-ounce can offering provides our customers with an alternative method of consuming our premium soda and we may consider other national retail accounts for this package format.

For the year ended December 31, 2013, our top three accounts by revenue represent approximately 36% of revenue. We anticipate that as consumer awareness of our products increases, we will continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

We contract with independent trucking companies to have our product shipped from our contract manufacturers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail accounts. We recognize revenue upon receipt by our distributors and national account customers of our products, net of discounts and promotional allowances, and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date, have not been material.

DSD (direct store delivery)

We maintain a network of independent distributors across the U.S. and Canada. We have also secured distribution with independent distributors in Ireland, the United Kingdom and Costa Rica and are evaluating other international opportunities for our products. We choose our distributors based on our perception of their ability to build our brand franchise in convenience stores, grocery stores, and “up and down the street” in independent accounts such as delicatessens and sandwich shops. Typically, we grant our independent distributors exclusive distribution rights in defined territories, which may include invasion fees in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, unless the termination is ‘for cause.’ We intend to continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. In addition to the efforts of our independent distributors in obtaining distribution of our products, we actively seek to obtain listings for our products with key retail grocery, convenience and mass merchandiser accounts, which are serviced through our independent distributor network.

Product availability at a specific store location for any of our named retailers is subject to the retailer, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under “Buy Jones-Product Locator.”

DTR (direct to retail)

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

Building our Brand

We have built our brand to a large extent on our independent counter-culture image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate CSD brands. This market is driven by trendy, young consumers looking for a distinctive tonality in their beverage choices. While we are known for our unique and innovative flavors, we also feature flavors that we believe have a large base of consumer appeal. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing consumer appeal, as well as distributor and retailer awareness, and that our branding efforts have helped us achieve strong consumer connections and affinity levels for our products.

Sales

Our products are sold throughout the U.S. and Canada, primarily in convenience stores, grocery stores, and “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In both 2013 and 2012, sales in the U.S. represented approximately 68% of total sales, while sales in Canada represented approximately 30%, and we had approximately 2% in other international sales.

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including surfing where we have teamed up with surfer, Brianna Cope. We believe this effort to position our products in alternative accounts draws on a younger generation of customers that value their independence away from the larger soft drink brands.

Social Media

Our core marketing pillar is the open access our consumers have to define the brand through our website Jonessoda.com. We actively participate in blogs and several different social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, with over 1 million fans, Twitter and Instagram. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.

Consumer Submitted Photos

We are well-known for the photos on our labels.  We invite our consumers to send us photos of their lives, and we select from those photos for use on our labels. Photos can be submitted through our website at our “Jones Soda Gallery.” Every Jones Soda glass bottle and can has a picture provided to us by a consumer.

Customized Photo Labels

We also provide our Jones Soda customers, ranging from corporate accounts to end consumers, customized and personalized 6-packs and 12-packs of Jones Soda (12-ounce bottles) that they can create with their own photos on the labels. The strategy of this program is to provide a customized and personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our website and create their own “myJones” labels. The personalized labels are downloaded at our headquarters, applied to 12-packs of Jones Soda and delivered to the consumer.

We believe our photo strategy has increased awareness for, as well as provided for increased consumer interactivity with, the Jones Soda brand.

Point of Sale and Consumer Awareness

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

From time to time, we partner with companies that will manufacture Jones-related products that we feel extend and enhance our Jones brand. We currently have a licensing arrangement with a third party to manufacture and distribute Jones Soda Flavor Booster hard candy. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

Brand and Product Development

We understand the importance of creating new beverage products and enhancing our existing products to meet the ever changing consumer taste profile. We intend to build upon our sparkling beverage portfolio, and believe that our targeted California 2013 launch of our natural line of Jones Soda has created a solid foundation for this new product prior to us rolling out Jones Stripped to additional markets in 2014.

Our strategy is to focus on innovative products that will be accepted by consumers, retailers and distributors. We believe this is accomplished by keeping open dialog directly with our consumers through our website, blogs and social media as well as with our retail and distributor partners to ensure we are current with consumer trends in the beverage industry.

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

Image and Design.  Based on our evaluation of the market, distributors and production issues, we create and develop the concept for a beverage brand, product or product extension. Our technical services department then works with various flavor concentrate houses to test, choose and develop product flavors for the brand.

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

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail accounts and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include Dr. Pepper Snapple (Stewart's and IBC), Boylan, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors.

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. In October 2011, we launched our 16-ounce can format for Jones Soda specifically aimed at the convenience store channel, but most recently used as a complement in the grocery channel. In February 2013, we selectively launched our new natural line of Jones Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio and plan to roll out Jones Stripped to other select markets in 2014.

Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Pricing of the products is also important. We believe that our products are priced in the same price range or higher than competitive brands and products and compete on quality as they are premium product offerings.

Production

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in Canada and the U.S. as well as a co-packer in the United Kingdom. Once the product is manufactured, the finished products are stored either at the co-packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

The raw materials used in the manufacturing of our products consist primarily of concentrate, flavors, supplements, sugar, bottles, cans, labels, trays, caps and packaging. Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle and can products are purchased by us or by our contract manufacturers in accordance with our specifications. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2016. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection.

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

Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. The water used to produce our products is filtered and is also treated to reduce alkalinity. Flavors are pre-tested by the flavor concentrate supplier before shipment to contract manufacturers. We are committed to ongoing product improvement with a view towards ensuring the high quality of our product through a stringent co-packer selection, training and communication program.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES STRIPPED™,” “WHOOPASS®,”  and “OPEN A CAN!®.”

In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee.

We have the exclusive rights to our flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures to maintain the secrecy and proprietary nature of our flavor concentrates.

For our myJones.com business, we use a proprietary patented custom-label process. We repurchased our patents in June 2013 after having sold them to a third party in July 2010, though we had retained a license in the patents, under a worldwide, non-exclusive, nontransferable, nonsublicenseable, royalty-free, fully-paid, perpetual license.

We consider our trademarks, trade secrets and the patent rights described above to be of considerable value and importance to our business.

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

Employees

As of the date of this Report, we have 26 employees, all of which were full-time. Of our 26 employees, 14 are employed in sales and marketing capacities, 7  are employed in administrative capacities and 5 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

Securities Exchange Act Reports and other Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). You can find our SEC filings at the SEC’s website at www.sec.gov. You may also read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.

Our Internet address is www.jonessoda.com. Information contained on our website is not part of this annual report on Form 10-K.

We make available on or through our website at www.jonessoda.com our SEC filings free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, the following corporate governance materials are also available on our website under “Company — Jones Press — Investor Information — Corporate Governance:”

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

ITEM 1A.RISK FACTORS.

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2014 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our case sales goals and increase case sales going forward as our 2014 operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our case sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.  Additionally, if we do not meet our case sales goals, we may be required to use our secured credit facility (which is currently available for our working capital needs), implement further expense reductions, seek additional financing, or pursue a sale or other strategic alternatives.  The uncertainties relating to our ability to successfully execute our 2014 Turnaround Plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

Our reliance on distributors, retailers and brokers, could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

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

For the year ended December 31, 2013, our top three accounts by revenue represent approximately 36% of revenue. We continually seek to expand and upgrade our distributor network and DTR accounts. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts could have adverse effects on our revenues and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

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

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

If we fail to maintain relationships with our independent contract manufacturers, our business could be harmed.

We do not manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and we do not anticipate bringing the manufacturing process in-house in the future. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our existing manufacturers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

Our dependence on independent contract manufacturers could make management of our manufacturing and distribution efforts inefficient or unprofitable.

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

Increases in costs or shortages of raw materials could harm our business and financial results.

The principal raw materials we use include glass bottles, aluminum cans, labels and cardboard cartons, aluminum closures, flavorings, sucrose/inverted pure cane sugar and sucralose, and fortification ingredients which include vitamins and minerals. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges to us based on their own cost increases. These manufacturing and ingredient costs are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

We have experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Although our fixed-price purchase commitment for glass helps mitigate the risk of unexpected price increases, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

If we are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies, we might not be able to satisfy demand on a short-term basis. Moreover, in the past there have been industry-wide shortages of certain concentrates, supplements and sweeteners and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

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

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

•	Our ability to maintain, develop and expand our direct-to-retail sales channels and national retail accounts, as well as our “myJones” business;
•

Our ability to manage our resources to sufficiently support general operating activities, promotion allowances and slotting fees, promotion and selling activities, and capital expansion, and our ability to sustain profitability;

•

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as our natural line of Jones Soda, Jones Stripped; and

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

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected.

Our success depends on our ability to attract and retain highly qualified employees in such areas as sales, marketing, product development and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

If we lose the services of our CEO, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our CEO in June 2012. If we were to lose the services of Ms. Cue, our ability to continue to execute our Turnaround Plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us. We do not have key person life insurance on Ms. Cue.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success, and we actively pursue the registration of our trademarks in the U.S., Canada and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

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

U.S. generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches, including cybersecurity attacks. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in business processes, unauthorized release of confidential or otherwise protected information and corruption of data. Such unauthorized access could subject us to operational interruption, damage to our brand image and private data exposure.

We face currency risks associated with fluctuating foreign currency valuations.

For the year ended December 31, 2013, approximately 30% of our sales were denominated in the Canadian dollar which exposes us to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities. As of December 31, 2013, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations. As a result, our reported earnings may be affected by changes in the Canadian dollar.

Risk Factors Relating to Our Industry

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages. In partial response to this public focus, we developed a natural line of Jones Soda, Jones Stripped, as a natural ingredient and lower-calorie premium carbonated soft drink. We cannot predict the market acceptance for Jones Stripped and whether it will mitigate the impact and risks to us of these health concerns focused on the beverage industry.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, trendy, young consumers looking for a distinctive tonality in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Accordingly, any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

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

We could be exposed to product liability claims.

Although we have product liability and basic recall insurance, insurance coverage may not be sufficient to cover all product liability claims that may arise. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim brought against us may materially damage the reputation and brand image of our products and business.

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

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

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

Our stock is traded on the OTCQB Marketplace. The OTCQB is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, the American Stock Exchange or Nasdaq system, and there are no financial or qualitative standards that a company must meet to be listed on the OTCQB. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and trading in our common stock may be subject to abuses, volatility and shorting. In addition, there may be less information available concerning trading prices, and it may be more difficult for investors to buy or sell shares of our common stock. We currently do not meet applicable listing standards of a market senior to the OTCQB and we may never apply or qualify for future listing on Nasdaq or a senior market.

Our delisting from Nasdaq may increase our securities regulatory expense.

With the delisting of our stock from Nasdaq in 2012, we may no longer qualify for certain exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and amend our stock option and stock purchase plans. Furthermore, we are required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We sublease approximately 9,500  square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the sublease is five years expiring June 2016, with an option to extend for up to three additional five year terms. We do not own real property.

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

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” Prior to September 20, 2012, our common stock was traded on the NASDAQ Capital Market. The following table shows, for each quarter of fiscal 2013 and 2012, the high and low closing sales prices as reported by the OTCQB Marketplace and the NASDAQ Capital Market for the dates prior to September 20, 2012.

2013	High	Low
Fourth quarter	$0.79	$0.42
Third quarter	0.88	0.56
Second quarter	0.65	0.35
First quarter	0.34	0.25
2012
Fourth quarter	$0.33	$0.26
Third quarter	0.47	0.23
Second quarter	0.46	0.30
First quarter	0.85	0.38

Holders

As of March 19, 2014, there were 38,710,416 shares of common stock issued and outstanding, held by approximately 276 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 19, 2014 was $0.46.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$13,696	$16,384	$17,425	$17,557	$26,094
Cost of goods sold	(10,433)	(11,902)	(13,120)	(12,978)	(19,875)
Write-down of excess GABA inventory and impairment of fixed assets	-	-	-	(506)	(2,248)
Gross profit	3,263	4,482	4,305	4,073	3,971
Promotion and selling expenses	(2,322)	(3,357)	(6,296)	(4,676)	(7,820)
General and administrative expenses	(2,779)	(3,922)	(5,235)	(5,983)	(6,596)
Loss from operations	(1,838)	(2,797)	(7,226)	(6,586)	(10,445)
Other income (expense), net	10	(15)	104	142	(30)
Loss before income taxes	(1,828)	(2,812)	(7,122)	(6,444)	(10,475)
Income tax (expense) benefit, net	(65)	(91)	(32)	338	(72)
Net loss	(1,893)	(2,903)	(7,154)	(6,106)	(10,547)
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.22)	$(0.22)	$(0.40)

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents, short term investments and accounts receivable	$2,498	$3,396	$3,675	$7,668	$7,483
Fixed assets, net	232	497	844	296	807
Total assets	5,514	7,020	7,657	11,463	13,534
Long-term liabilities	406	485	539	2	219
Working capital	3,375	4,132	3,552	8,141	8,530

	Year Ended December 31,
	2013	2012	2011	2010	2009
Case sale data (288-ounce equivalent):
Finished product cases	1,036,000	1,190,500	1,301,000	1,324,000	2,057,000
Concentrate cases	-	-	-	111,000	816,000
Total cases	1,036,000	1,190,500	1,301,000	1,435,000	2,873,000

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the United States and Canada and directly to our national and regional retail accounts. We also sell products in select international markets.  Our products are sold primarily in grocery stores, convenience and gas stores, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Turnaround Plan

Beginning in the second half of 2012, under the leadership of Jennifer Cue, our Chief Executive Officer, we developed and implemented a comprehensive turnaround strategy geared to returning the Company to future profitable operations.

Key components of the turnaround strategy and the operating plan (Turnaround Plan) are:

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

◦	Focus on core geographic markets, including the Western U.S., Midwest U.S. and Canada;
◦	Direct resources to support our distributor network through increased promotion allowances at retail;
•

Deploy our marketing resources to initiatives that more directly drive sales growth while re-invigorating the Jones Soda brand with an emphasis on marketing initiatives that are viewed by consumers as highly creative, unique and fun; and

•	Develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.

In order to compete effectively in the beverage industry, from time to time we introduce new products and product extensions, and when warranted, new brands. In February 2013, we selectively launched our new natural line of Jones Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio and plan to roll out Jones Stripped to other select markets in 2014. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenue

For the year ended December 31, 2013, revenue was approximately $13.7 million, a decrease of $2.7 million, or 16.4% from $16.4 million in revenue for the year ended December 31, 2012. The decrease in revenue was primarily due to the implementation of our Turnaround Plan and the refocusing of our resources to markets where we believe we have longer-term growth potential, and decline in case sales of 13.0%. Partially offsetting our decrease in case sales was an August 2012 price increase.

For the year ended December 31, 2013, promotion allowances and slotting fees, which offset revenue, totaled $2.1 million, an increase of $594,000, or 38.6%, from $1.5 million, in 2012. This increase was primarily due to our support of a seasonal program that was direct to retail. Additionally, as part of our Turnaround Plan, in 2013 we directed resources to support our distributor network through increased and focused promotion allowances at retail.

Gross Profit

	Year Ended December 31,
	2013	2012	% Change
	(Dollars In thousands)
Gross Profit	$3,263	$4,482	-27.2%
% of Revenue	23.8%	27.4%

For the year ended December 31, 2013, gross profit decreased by approximately $1.2 million or 27.2%,  to $3.3 million compared to $4.5 million for the year ended December 31, 2012 due primarily to the total case sales decrease impacted by the refocusing of resources in conjunction with our Turnaround Plan, the costs associated with a seasonal promotional program and increased tradespend and promotional allowances. For the year ended December 31, 2013, gross margin decreased to 23.8% from 27.4% for the year ended December 31, 2012.

Promotion and Selling Expenses

Promotion and selling expenses for the year ended December 31, 2013 were approximately $2.3 million, a decrease of $1.0 million, or 30.8%, from $3.4 million for the year ended December 31, 2012. Promotion and selling expenses as a percentage of revenue decreased to 17.0% for the year ended December 31, 2013, from 20.5% in 2012. The decrease reflects a decrease in selling expenses year over year of $605,000, to $1.8 million, or 13.2% of revenue, driven by changes to the structure of our sales team along with more variable sales compensation compared to 2012. Also contributing to this decrease was a reduction in trade promotion and marketing expenses of $430,000 from $942,000 to $512,000 (3.7% of revenue) for 2013 due in part to a reduction in event and sponsorship costs along with reductions in advertising. We will continue to balance promotion and selling expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $2.8 million, a decrease of $1.1 million or 29.1%, compared to $3.9 million for the year ended December 31, 2012. General and administrative expenses as a percentage of revenue decreased to 20.2% for the year ended December 31, 2013 from 24.0% in 2012. The decrease in general and administrative expenses was primarily due to decreases in salaries and benefits, driven by reductions in personnel and reduced executive salaries and decreases in professional fees and public company costs. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $65,000 in 2013, compared to $91,000 in 2012, primarily related to the tax provision on income from our Canadian operations.  We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2013 improved by 34.8% to $1.9 million from a net loss of $2.9 million for the year ended December 31, 2012. This improvement in net loss reflects a decrease in operating expenses due to the changes made to align our cost structure with our available capital offset by the decline in our gross profit for the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, we had cash and cash-equivalents of approximately $1.5 million and $1.7 million, respectively, and working capital of $3.4 million and $4.1 million, respectively. Cash used in operations during fiscal years 2013 and 2012 totaled $317,000 and $2.9 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.

For the year ended December 31, 2013, net cash provided by investing activities totaled approximately $40,000 due primarily to the sale of fixed assets. For the year ended December 31, 2012, net cash provided by investing activities totaled approximately $61,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2013, totaled $61,000 primarily from warrant exercises, offset by our capital lease payments. This compares to net cash provided by financing activities for the year ended December 31, 2012, which totaled approximately $2.8 million, due to the net proceeds from our registered offering in February 2012. We incurred a net loss of $1.9 million for the year ended December 31, 2013. Our accumulated deficit increased to $58.0 million as of December 31, 2013 compared to the prior year’s deficit of $56.1 million.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2014. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We continued these reduced operating expenses through 2013. As a result, during the fourth quarter of 2013, we had positive cash provided by operating activities of $306,000, with total cash used in operations for the year at $317,000, a $2.6 million improvement compared to 2012. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.

On December 27, 2013, we entered into a secured credit facility (Loan Facility) with BFI Business Finance (BFI), replacing our prior loan facility. The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is the sum of and in the following priority (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. Annual interest on unpaid advances under the Loan Facility is equal to the Prime Rate plus 2.00%, where Prime may not be less than 4.00%, and a monthly loan fee of 0.15% will be payable to BFI monthly on the daily loan balance. The Loan Facility has an initial term of one year which automatically extends for successive one-year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term.  BFI has the right to terminate the Loan Facility upon 120 days’ prior written notice. Our obligations under the Loan Facility are secured by a first priority security interest in all of the assets of the Company and subsidiaries. We may use the Loan Facility for our working capital needs. As of the date of this Report, we have not drawn on the facility.

During the year ended December 31, 2013, we received $105,000 from the cash exercise of certain outstanding warrants. We may receive cash through the exercise of the remaining balance of 3,057,500 warrants outstanding.  However, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the other outstanding warrants. We do not consider the potential for future cash exercises of the warrants as a dependable source of financing for the Company.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities and to redirect resources to support our distributor network through promotion allowances at retail. It is critical that we meet our case sales goals and increase case sales going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

The uncertainties relating to our ability to successfully execute our 2014 Turnaround Plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2013 and 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 28, 2014

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,464	$1,654
Accounts receivable, net of allowance of $42 and $93	1,034	1,742
Inventory	2,315	2,223
Prepaid expenses and other current assets	410	264
Total current assets	5,223	5,883
Fixed assets, net of accumulated depreciation of $1,194 and $1,787	232	497
Other assets	59	640
Total assets	$5,514	$7,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871	$885
Accrued expenses	892	767
Taxes payable	37	45
Deferred rent, current portion	35	30
Capital lease obligations, current portion	13	24
Total current liabilities	1,848	1,751
Capital lease obligations	16	58
Long-term liabilities — other	390	427
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,710,416 and 38,530,416 shares, respectively	52,981	52,867
Additional paid-in capital	7,941	7,590
Accumulated other comprehensive income	355	451
Accumulated deficit	(58,017)	(56,124)
Total shareholders’ equity	3,260	4,784
Total liabilities and shareholders’ equity	$5,514	$7,020

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(In thousands, except share data)
Revenue	$13,696	$16,384
Cost of goods sold	10,433	11,902
Gross profit	3,263	4,482
Operating expenses:
Promotion and selling	2,322	3,357
General and administrative	2,779	3,922
	5,101	7,279
Loss from operations	(1,838)	(2,797)
Other income (expense), net	10	(15)
Loss before income taxes	(1,828)	(2,812)
Income tax expense, net	(65)	(91)
Net loss	$(1,893)	$(2,903)

Net loss per share - basic and diluted	$(0.05)	$(0.08)
Weighted average basic and diluted common shares outstanding	38,593,465	37,909,278

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012
	(In thousands)
Net loss	$(1,893)	$(2,903)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(96)	31
Total comprehensive loss	$(1,989)	$(2,872)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share amounts)
Balance, December 31, 2011	32,100,882	$50,090	$7,116	$420	$(53,221)	$4,405
Stock-based compensation	14,534	—	474	—	—	474
Common stock issued, net of offering costs of $430	6,415,000	2,777	—	—	—	2,777
Net loss	—	—	—	—	(2,903)	(2,903)
Other comprehensive income	—	—	—	31	—	31
Balance, December 31, 2012	38,530,416	52,867	7,590	451	(56,124)	4,784
Exercise of stock options	30,000	9	—	—	—	9
Stock-based compensation	—	—	351	—	—	351
Common stock issued from exercise of warrants	150,000	105	—	—	—	105
Net loss	—	—	—	—	(1,893)	(1,893)
Other comprehensive loss	—	—	—	(96)	—	(96)
Balance, December 31, 2013	38,710,416	$52,981	$7,941	$355	$(58,017)	$3,260

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,893)	$(2,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	286
Stock-based compensation	351	474
Change in allowance for doubtful accounts	(51)	(9)
Inventory write-offs	—	108
Gain on sale of fixed asset	(2)	—
Deferred income taxes	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	645	253
Inventory	(115)	63
Prepaid expenses and other current assets	(145)	(59)
Other assets	580	(92)
Accounts payable	(11)	(395)
Accrued expenses	135	(562)
Taxes payable	(6)	(20)
Deferred rent	5	5
Other liabilities	(35)	(30)
Net cash used in operating activities	(317)	(2,881)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(24)
Sale of fixed assets	40	85
Net cash provided by investing activities	40	61
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of warrants, net	105	2,777
Proceeds from exercise of stock options	9	—
Payment of capital lease obligations	(53)	(22)
Net cash provided by financing activities	61	2,755
Net decrease in cash and cash equivalents	(216)	(65)
Effect of exchange rate changes on cash	26	10
Cash and cash equivalents, beginning of period	1,654	1,709
Cash and cash equivalents, end of period	$1,464	$1,654
Supplemental disclosure:
Cash paid during period for:
Interest	$9	$11
Income taxes	31	66

See accompanying notes to consolidated financial statements

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages which we sell and distribute primarily in North America through our network of independent distributors located throughout the U.S. and Canada and directly to our national and regional retail accounts.

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (Subsidiaries).

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

Liquidity

As of December 31, 2013 and 2012, we had cash and cash-equivalents of approximately $1.5 million and $1.7 million, respectively, and working capital of $3.4 million and $4.1 million, respectively. Cash used in operations during fiscal years 2013 and 2012 totaled $317,000 and $2.9 million, respectively. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months.

For the year ended December 31, 2013, net cash provided by investing activities totaled approximately $40,000 due primarily to the sale of fixed assets. For the year ended December 31, 2012, net cash provided by investing activities totaled approximately $61,000 due primarily to the sale of fixed assets, partially offset by the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2013 totaled $61,000 primarily from warrant exercises, offset by our capital lease payments. This compares to net cash provided by financing activities for the year ended December 31, 2012, which totaled approximately $2.8 million, from the net proceeds from our registered offering in February 2012. We incurred a net loss of $1.9 million for the year ended December 31, 2013. Our accumulated deficit increased to $58.0 million as of December 31, 2013 compared to the prior year’s deficit of $56.1 million.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2014. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reduction in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We continued these reduced operating expenses through 2013. As a result, our total cash used in operations for the year was $317,000, a $2.6 million improvement compared to 2012. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.

On December 27, 2013, we entered into a secured credit facility (Loan Facility) with BFI Business Finance (BFI), replacing our prior loan facility. The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is the sum of and in the following priority (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. Annual interest on unpaid advances under the Loan Facility is equal to the Prime Rate plus 2.00%, where Prime may not be less than 4.00%, and a monthly loan fee of 0.15% will be payable to BFI monthly on the daily loan balance. The Loan Facility has an initial term of one year which automatically extends for successive one-year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term. BFI has the right to terminate the Loan Facility upon 120 days’ prior written notice. Our obligations under the Loan Facility are secured by a first priority security interest in all of the assets of the Company and Subsidiaries. We may use the Loan Facility for our working capital needs. As of the date of this Report, we have not drawn on the facility.

During the year ended December 31, 2013, we received $105,000 from the cash exercise of certain outstanding warrants. We may receive cash through the exercise of the remaining balance of 3,057,500 warrants outstanding. However, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the other outstanding warrants. We do not consider the potential for future cash exercises of the warrants as a dependable source of financing for the Company.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Part of our Turnaround Plan is to focus on core geographic markets and retail channels that are considered operating priorities and to redirect resources to support our distributor network through promotion allowances at retail. It is critical that we meet our case sales goals and increase case sales going forward, as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

The uncertainties relating to our ability to successfully execute our 2014 Turnaround Plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2013 and 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Accounts receivable

Our accounts receivable balance includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $42,000 and $93,000 as of December 31, 2013 and 2012, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2013	2012
Balance, beginning of year	$93	$102
Net charges to bad debt expense	(19)	(5)
Write-offs	(32)	(4)
Balance, end of year	$42	$93

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

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no unamortized intangible assets as of December 31, 2013 and 2012.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2013 and 2012, our revenue was reduced by $2.1 million and $1.5 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are included in revenue and total $305,000 and $342,000 for the years ended December 31, 2013 and 2012. The actual costs of shipping and handling paid by us are included in cost of sales.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2013 and 2012, we incurred advertising costs of $415,000 and $779,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2013 or 2012.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods, excluding reacquired stock and common stock held in escrow that is subject to cancellation if certain criteria are not achieved. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2013 and 2012, due to the net loss, all outstanding equity options and warrants are anti-dilutive.

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

Reclassification

A reclassification of Licensing revenue to Revenue has been made to the prior year balances to conform to the current year presentation.

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2013	2012
Finished goods	$1,455	$1,784
Raw materials	860	439
	$2,315	$2,223

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2013	2012
Vehicles	$378	$456
Leasehold improvements and equipment	699	796
Office and computer equipment	349	1,032
	1,426	2,284
Accumulated depreciation	(1,194)	(1,787)
	$232	$497

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2013	2012
Employee benefits	$74	$72
Promotion and selling	605	373
Other accruals	213	322
	$892	$767

5. Line of Credit

On December 27, 2013, we entered into a revolving secured Loan Facility with BFI, pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is the sum of and in the following priority (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. Annual interest on unpaid advances under the Loan Facility is equal to the Prime Rate plus 2%, where Prime may not be less 4%, and a monthly loan fee of 0.15% will be payable to BFI monthly on the daily loan balance. The Loan Facility has an initial term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. BFI has the right to terminate the Loan Facility upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by the Company and are secured by a first priority security interest in all of the assets of the Company and the Subsidiaries. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2013, we were in compliance with all debt covenants and did not borrow on this Loan Facility.

The Loan Facility with BFI replaces the Company’s prior loan facility with Access Business Finance LLC (Access) that expired on December 27, 2013, also a  $2.0 million Loan Facility, and never utilized. Under that Loan Facility with Access, we  could have periodically requested advances for up to 75% of our eligible accounts receivable, bearing interest at the prime rate plus 2%, but no less than 5.25% per annum, with a minimum facility payment of $2,500 per month unless we borrowed on the facility, in which case the minimum facility payment would have been $5,000 per month.

In December 2012, we renewed the Loan Facility with Access, and we paid a $20,000 renewal fee. Had we borrowed under the Access Loan Facility, upon our initial borrowing, we would have had to issue Access a warrant to purchase $50,000 in shares of our common stock with an exercise price equal to the 20 days trailing average closing price from the date of the initial borrowing. We did not draw on the Loan Facility with Access, and we did not issue any warrants to Access.

6. Capital Lease

In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The leases are payable over a period of 60 months at 6.99% interest. One vehicle was sold in May 2013. Our remaining scheduled lease payments, which include $2,400 in interest, are $14,600 for each of the years 2014 and 2015, and $2,500 for 2016.

7. Lease Obligations

In June 2011, we entered into an office building sublease for use as our principal headquarters. The term of the sublease is five years with an option to extend for up to three additional five-year terms. Under the terms of the sublease, we received a rent abatement period and a build out allowance that is being amortized over 10 years, the initial 5-year term plus one additional 5-year renewal period, which is the reasonably assured rental period given the economic consequences of an earlier move. The resulting deferred rent of $425,000 as of December 31, 2013, is included in Deferred rent, current portion and Long-term liabilities – other in the accompanying consolidated balance sheets. During the initial term, there is an annual rent escalation which we would expect to continue in the renewal periods.

Also, under the terms, we were required to deliver a Letter of Credit (LOC) issued by KeyBank National Association for a portion of the Subtenant Improvement Allowance (as defined in the sublease agreement), or $183,000, which will be released after year three of the sublease term, provided we have not been late in the payment of rent more than five times during such period. As a condition of and to secure the LOC, KeyBank National Association required us to place $183,000 in an interest bearing restricted reserve account, invested in a certificate of deposit. This amount was reclassified in 2013 from Other assets to Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Our scheduled payments for the remainder of the initial sublease term, at December 31, 2013 were as follows (in thousands):

Operating Lease
2014	$211
2015	216
2016	127
$554

During the years ended December 31, 2013 and 2012, we incurred rental expenses of $213,000 and $214,000 respectively.

8. Equity Financing

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

Each Warrant has an exercise price of $0.70 per share, for total potential additional proceeds to us of up to $2,245,250 if all of the Warrants are exercised in full for cash. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. As of December 31, 2013 and 2012,  150,000 and 0, respectively of the Warrants had been exercised. Any remaining Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise.

9.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (Plan), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2013, the total number of shares of common stock authorized under the Plan increased to 5,584,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2013, there were 1,773,016 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2012	2,154,112	$1.49
Options granted	2,920,000	0.31
Options exercised	—	—
Options cancelled/expired	(1,446,645)	1.64
Balance at January 1, 2013	3,627,467	$0.48
Options granted	1,145,000	0.43
Options exercised	(30,000)	0.31
Options cancelled/expired	(514,647)	0.68
Balance at December 31, 2013	4,227,820	$0.44
Exercisable, December 31, 2013	2,688,382	$0.47
Vested and expected to vest	4,152,888	$0.45

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2013:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	3,468,070	7.57	$0.30	2,193,632	5.14	$0.30
$0.51 to $1.09	601,000	7.19	0.83	336,000	4.80	0.81
$1.10 to $2.99	95,000	7.32	1.20	95,000	7.32	1.20
$3.00 to $3.99	63,750	4.36	3.28	63,750	4.36	3.28
	4,227,820	8.24	0.44	2,688,382	7.99	0.47

On August 6, 2012, the Board of Directors granted options for the purchase of a total of 2,000,000 shares of common stock under the Plan to our new Chief Executive Officer with an exercise price and grant date fair value of $0.29 and $0.23, respectively. The first option grant is for 1,000,000 shares and was fully vested upon grant. The second option is for 1,000,000 shares to vest over time subject to her continued employment, with 50% vested on June 27, 2013 and the remaining balance vesting on June 27, 2014.

(b)	Restricted stock awards:

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2012	40,607	0.68	9.69 years
Granted	40,688	0.32
Vested	(40,688)	0.32
Cancelled/expired	(20,297)	0.68
Non-vested restricted stock at January 1, 2013	20,310	0.68	8.69 years
Granted	—	—
Vested	(20,310)	0.68
Cancelled/expired	—	—
Non-vested restricted stock at December 31, 2013	—	—	—

There were no shares withheld by the Company for the year ended December 31, 2013 and 2012.

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

At December 31, 2013, we had unrecognized compensation expense related to stock options of $313,000 to be recognized over a weighted-average period of 1.4 years. At December 31, 2013, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.

The following table summarizes the stock-based compensation expense (in thousands):

	2013	2012
Type of awards:
Stock options	$348	$456
Restricted stock	3	18
	$351	$474
Income statement account:
Promotion and selling	$71	$64
General and administrative	280	410
	$351	$474

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Twelve Months Ended December 31,
	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	107.7%	107.0%
Risk-free interest rate	1.2%	0.8%
Expected term (in years)	5.8 years	5.5 years
Weighted-average grant date fair-value	$0.35	$0.25

During the year ended December 31, 2013, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2013 and 2012 was $226,000 and $10,000 and for options exercisable was $387,000 and $10,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2013 and 2012 was $7,000 and $0. There was no intrinsic value of restricted stock vested during the year ended December 31, 2013 and 2012.

(d)	Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2013.

10.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. Effective January 1, 2014, we modified the 401(k) plan to eliminate the safe harbor matching contribution, to move to a discretionary contribution. During the years ended December 31, 2013 and 2012, the total matching contributions were $44,000 and $70,000, respectively.

11.Commitments and Contingencies

Commitments

As of December 31, 2013, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $1.1 million in 2014, with no commitments thereafter.

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

 12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2013	2012
Current
Federal	$-	$-
State	5	4
Foreign	17	42
Total	22	46
Deferred
Federal	-	-
State	-	-
Foreign	43	45
Total	43	45
Provision for income taxes	$65	$91

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2013	2012
United States	$(1,991)	$(2,895)
Foreign	163	83
Total	$(1,828)	$(2,812)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2013	2012
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(0.62)	(11.17)
State income taxes, net of federal benefit	(3.85)	6.95
Change in valuation allowance	(30.22)	(31.45)
Non-recurring credit	(1.84)	-
Other, net	0.73	0.54
Provision for income taxes	(1.80)%	(1.13)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2013	2012
Deferred tax assets
Net operating loss carry forwards	$18,379	$17,892
Capital assets	97	61
Intangible assets	49	97

Inventory adjustment and reserve	73	127
Tenant improvement allowance	113	148
Stock-based compensation	1,547	1,430
Other	96	33
Total deferred tax asset	20,354	19,788
Valuation allowance	(20,354)	(19,788)
Net deferred tax asset	$-	$-
Deferred tax liabilities	-	(2)
Total deferred tax asset (liability)	-	(2)
Classified as current	-	-
Long-term asset (liability)	$-	$(2)

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the year ended December 31, 2012, the valuation allowance increased by $900,000. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $4.3 million. For the year ended December 31, 2013, the valuation allowance increased by $566,000.

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

At December 31, 2013, we had net operating loss carry-forwards for income tax purposes in the United States of $54.3 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2013 and 2012.

The tax years that remain open to examination by the taxing authorities are 2009 – 2013, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

A provision had not been made at December 31, 2013 and 2012, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2013, the resulting withholding tax provision would not be material to our financial condition or results of operations.

13. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. The 2012 revenue is being presented to conform with 2013 presentation in consideration with licensing reclassifications. Geographic information for the years ended December 31 is as follows (in thousands):

	2013	2012
Revenue:
United States	$9,374	$11,077
Canada	4,060	4,902
Other countries	262	405
Total revenue	$13,696	$16,384

Fixed assets:
United States	$232	$497
Canada	—	—
Total fixed assets	$232	$497

During the years ended December 31, 2013 and 2012, three of our customers represented approximately 36% and 36%, respectively of revenues.

14. Selected Quarterly Financial Information (unaudited)

The 2012 revenue and gross profits are being presented to conform with 2013 presentation in consideration with licensing reclassifications. Summarized quarterly financial information for fiscal years 2013 and 2012 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2013 quarter:
Revenue	$3,096	$4,287	$4,217	$2,096
Gross profit	760	1,234	1,014	255
Loss from operations	(388)	(81)	(324)	(1,045)
Net loss	(399)	(95)	(330)	(1,069)
Basic and diluted loss per share	(0.01)	0.00	(0.01)	(0.03)

	Q1	Q2	Q3	Q4
2012 quarter:
Revenue	$3,867	$5,263	$4,165	$3,089
Gross profit	1,053	1,567	1,156	706
Loss from operations	(1,636)	(431)	(308)	(422)
Net loss	(1,672)	(459)	(324)	(448)
Basic and diluted loss per share	(0.05)	(0.01)	(0.01)	(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2013.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2013, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2013, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of  Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2013, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2013, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	4,227,820	$0.44	2,073,016	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	4,227,820	$0.44	2,073,016	(1)(2)

_______________________________________

(1)

Consisted of (a) 1,773,016 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2013, the total number of shares of common stock authorized for issuance under the Plan increased by 1,300,000 shares to an aggregate of 5,584,032. As of January 1, 2014, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of  6,884,032 shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2013, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2013, our fiscal year end.

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

              Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Jennifer L. Cue

/s/ CARRIE L. TRANER	Vice President of Finance and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
Carrie L. Traner

/s/ MILLS A. BROWN	Director	March 28, 2014
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 28, 2014
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 28, 2014
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 28, 2014
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 28, 2014
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

3.2

Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820.)

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

10.2++

Loan and Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc., and  Jones Soda (Canada) INC., and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.3

General Continuing Guaranty dated as of December 27, 2013, made by Jones Soda Co. in favor of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.4++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.5

Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.6++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc. and Jones Soda (Canda) INC. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.7

Placement Agent Agreement, dated as of January 26, 2012, by and among the Company and Rodman & Renshaw, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 1.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.8

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.9*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, filed on April 18, 2007, File No. 000-28820.)

10.10*	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement, filed on April 12, 2011, File No. 000-28820.)
10.11*

Form of Stock Option Grant Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.12*

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

10.15*

Compensation for Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.18 to our annual report on Form 10-K, filed March 26, 2013; File No. 000-28820.)

10.16*

Employment Offer Letter between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 10, 2010; File No. 000-28820.)

10.17*

Employment Offer Letter between Carrie Traner and Jones Soda Co., dated December 1, 2011. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed December 5, 2011; File No. 000-28820.)

21.1	Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-K, filed March 26, 2013; File No. 000-28820.)
23.1	Consent of Peterson Sullivan LLP (Filed herewith.)
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Carrie L. Traner, Vice President of Finance, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
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

______________________________________

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