Form 10-Q
period 2014-03-31
JONES SODA CO
filed 2014-05-15
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
	OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐



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

As of May 5, 2014, there were 39,096,249 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report to “Jones Soda” refer to our premium soda, including Jones® Soda, Jones Zilch® and Jones Stripped™ sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,182	$1,464
Accounts receivable, net of allowance of $53 and $42	1,611	1,034
Inventory	2,829	2,315
Prepaid expenses and other current assets	430	410
Total current assets	6,052	5,223
Fixed assets, net of accumulated depreciation of $1,245 and $1,194	179	232
Other assets	47	59
Total assets	$6,278	$5,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,222	$871
Accrued expenses	795	892
Taxes payable	41	37
Other current liabilities	49	48
Total current liabilities	3,107	1,848
Long-term liabilities — other	394	406
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 38,710,416 shares, respectively	52,981	52,981
Additional paid-in capital	8,028	7,941
Accumulated other comprehensive income	324	355
Accumulated deficit	(58,556)	(58,017)
Total shareholders’ equity	2,777	3,260
Total liabilities and shareholders’ equity	$6,278	$5,514

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except share data)
Revenue	$2,890	$3,096
Cost of goods sold	2,197	2,336
Gross profit	693	760
Operating expenses:
Selling and marketing	498	473
General and administrative	705	675
	1,203	1,148
Loss from operations	(510)	(388)
Other (expense) income, net	(11)	13
Loss before income taxes	(521)	(375)
Income tax expense, net	(18)	(24)
Net loss	$(539)	$(399)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average basic and diluted common shares outstanding	38,710,416	38,530,416

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Net loss	$(539)	$(399)
Other comprehensive loss:
Foreign currency translation adjustment loss	(31)	(31)
Total comprehensive loss	$(570)	$(430)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(539)	$(399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	62
Stock-based compensation	87	68
Change in allowance for doubtful accounts	11	(33)
Gain on sale of fixed asset	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(598)	(93)
Inventory	(528)	(650)
Prepaid expenses and other current assets	(20)	21
Other assets	11	11
Accounts payable	1,352	694
Accrued expenses	(91)	(90)
Taxes payable	(9)	7
Other liabilities	7	(7)
Net cash used in operating activities	(264)	(415)
INVESTING ACTIVITIES:
Sale of fixed assets	1	38
Net cash provided by investing activities	1	38
FINANCING ACTIVITIES:
Payment of capital lease obligations	(3)	(44)
Net cash used in financing activities	(3)	(44)
Net decrease in cash and cash equivalents	(266)	(421)
Effect of exchange rate changes on cash	(16)	(4)
Cash and cash equivalents, beginning of period	1,464	1,654
Cash and cash equivalents, end of period	$1,182	$1,229
Supplemental disclosure:
Cash paid during period for:
Interest	$1	$2
Income taxes	2	5

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (Subsidiaries).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Liquidity

As of March 31, 2014, we had cash and cash-equivalents of approximately $1.2 million and working capital of $2.9 million. Cash used in operations during the three months ended March 31, 2014 totaled $264,000 compared to $415,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is due to timing of settlement for outstanding payables. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $539,000 for the three months ended March 31, 2014.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2014. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels and anticipate a similar overhead structure this year. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.

We have a secured credit facility (Loan Facility) with BFI Business Finance (BFI). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. (The Loan Facility is described in Note 3 in this Report.) We may use the Loan Facility for our working capital needs. To date, we have not drawn on the facility, but it is available for our working capital needs should the need arise.

On April 1, 2014, we received $124,000 in cash from the exercise by several of our directors and officers of stock options for a total of 385,833 shares of common stock, as described in Note 5. We may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the outstanding stock options or warrants. We do not consider the potential for future cash exercises of the stock options or warrants as a dependable source of financing for the Company.

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

The uncertainties relating to our ability to successfully execute on our Turnaround Plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Reclassification

A reclassification of Licensing revenue to Revenue has been made to the prior year balances to conform to the current year presentation.

2. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$2,248	$1,455
Raw materials	581	860
	$2,829	$2,315

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

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is the sum of and in the following priority (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less 4%, and a monthly loan fee of 0.15% will be payable to BFI monthly on the daily loan balance. The Loan Facility has an initial term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. BFI has the right to terminate the Loan Facility upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by the Company and are secured by a first priority security interest in all of the assets of the Company and the Subsidiaries. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2014, we were in compliance with all debt covenants and had not borrowed on this Loan Facility.

4.  Warrants

In February 2012 as part of our registered offering, we sold and issued Warrants for the purchase of up to 3,207,500 shares of common stock. Each Warrant has an exercise price of $0.70 per share, for total potential proceeds to us of up to $2,245,250 if all of the Warrants are exercised in full for cash. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. The term of the Warrants expire on August 6, 2017.  Any remaining Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise.

As of March 31, 2014,  3,057,500 of the Warrants remain outstanding and Warrants for 150,000 shares were previously exercised for cash. No Warrants were exercised during the three months ended March, 31, 2014 or 2013.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (Plan), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2014, the total number of shares of common stock authorized under the Plan increased to 6,884,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of March 31, 2014, there were 3,154,683 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	4,227,820	$0.44
Options granted	10,000	0.63
Options exercised	—	—
Options cancelled/expired	(91,667)	0.40
Balance at March 31, 2014	4,146,153	$0.44
Exercisable, March 31, 2014	2,979,236	$0.45
Vested and expected to vest	4,092,158	$0.45

On April 1, 2014, several of our directors and officers exercised stock options for 385,833 shares of common stock for an aggregate amount of $124,000. The stock options had exercise prices ranging between $0.29 and $0.42.

(b) Stock-based compensation expense:

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

At March 31, 2014, we had unrecognized compensation expense related to stock options of $201,000 to be recognized over a weighted-average period of 1.7 years. At March 31, 2014, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2014	2013
Type of awards:
Stock options	$87	$65
Restricted stock	—	3
	$87	$68
Income statement account:
Selling and marketing	$10	$11
General and administrative	77	57
	$87	$68

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2014		2013
Expected dividend yield	—		—
Expected stock price volatility	105.5%		107.6%
Risk-free interest rate	2.0%		1.0%
Expected term (in years)	6.1	years	5.8	years
Weighted-average grant date fair-value	$0.52		$0.22

During the quarter ended March 31, 2014, no modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at March 31, 2014 and 2013 was $136,000 and $106,800 and for options exercisable was $397,000 and $50,800, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There was no intrinsic value of option exercised or restricted stock vested during the three months ended March 31, 2014 and 2013.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue:
United States	$2,199	$2,295
Canada	592	770
Other countries	99	31
Total revenue	$2,890	$3,096

During the three months ended March 31, 2014 and 2013, three of our customers represented approximately 30% and 34%, respectively, of revenue.

7. Subsequent Events

On April 1, 2014,  we received $124,000 in cash from the exercise by several of our directors and officers of stock options for a total of 385,833 shares of common, as described in Note 1 and Note 5.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2013 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2014.

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

Key components of the turnaround strategy and the operating plan (Turnaround Plan) which are the foundation of our strategy as we focus on our top-line growth are:

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

◦	Focus on core geographic markets, including the Western U.S., Midwest U.S. and Canada;
◦	Direct resources to support our distributor network through promotion allowances at retail;
•

Deploy our marketing resources to initiatives that more directly drive sales growth while re-invigorating the Jones Soda brand with an emphasis on marketing initiatives that are viewed by consumers as highly creative, unique and fun; and

•	Develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.

In order to compete effectively in the beverage industry, we evaluate and pursue innovative opportunities in product and market development.. In February 2013, we selectively launched our new natural line of Jones Soda, a natural ingredient and low-calorie product in California to enhance our sparkling portfolio and plan to roll out Jones Stripped to other select markets in 2014. Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,890	100.0%	$3,096	100.0%
Cost of goods sold	(2,197)	(76.0)%	(2,336)	(75.5)%
Gross profit	693	24.0%	760	24.5%
Selling and marketing expenses	(498)	(17.2)%	(473)	(15.3)%
General and administrative expenses	(705)	(24.4)%	(675)	(21.8)%
Loss from operations	(510)	(17.6)%	(388)	(12.6)%
Other (expense) income , net	(11)	(0.4)%	13	0.4%
Loss before income taxes	(521)	(18.0)%	(375)	(12.2)%
Income tax expense, net	(18)	(0.6)%	(24)	(0.8)%
Net loss	(539)	(18.6)%	(399)	(13.0)%
Basic and diluted net loss per share	$(0.01)		$(0.01)

	As of
	March 31, 2014		December 31, 2013
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,793		$2,498
Fixed assets, net	179		232
Total assets	6,278		5,514
Long-term liabilities	394		406
Working capital	2,945		3,375

	Three months ended March 31,
	2014		2013
Case sale data (288-ounce equivalent):
Finished product cases	213,000		225,000

Quarter Ended March 31, 2014 Compared to Quarter Ended 2013

Revenue

For the quarter ended March 31, 2014, revenue was approximately $2.9 million, a decrease of $206,000, or 6.7% from $3.1 million in revenue for the quarter ended March 31, 2013. The decrease in revenue was primarily due to softer sales in several markets affected in part by adverse winter weather, which resulted in the decline in case sales of 5.3%.

For the quarter ended March 31, 2014,  trade spend and promotion allowances, which offset revenue, totaled $281,000, a decrease of $113,000 or 28.7%, from $394,000, in 2013 primarily due to the timing of promotional programming.

Gross Profit

For the quarter ended March 31, 2014, gross profit decreased by approximately $67,000 or 8.8%, to $693,000 compared to $760,000 for the quarter ended March 31, 2013 due primarily to the total case sales decrease impacted by the adverse winter weather discussed above, partially offset by decreased trade spend and promotional allowances. For the quarter ended March 31, 2014, gross margin remained relatively flat at 24.0% compared to 24.5% for the quarter ended March 31, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2014 were approximately $498,000, a slight increase of $25,000, or 5.3%, from $473,000 for the quarter ended March 31, 2013 due primarily to increased retail sampling and demonstrations. Selling and marketing expenses as a percentage of revenue increased to 17.2% for the quarter ended March 31, 2014, from 15.3% in 2013. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2014 were $705,000, a slight increase of $30,000 or 4.4%, compared to $675,000 for the quarter ended March 31, 2013 due primarily to increased professional fees. General and administrative expenses as a percentage of revenue increased to 24.4% for the quarter ended March 31, 2014 from 21.8% in 2013. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $18,000 for the quarter ended March 31, 2014, compared to $24,000 for the quarter ended March 31, 2013, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended March 31, 2014 increased by 35.1% to $539,000 from a net loss of $399,000 for the quarter ended March 31, 2013 primarily due to the decline in our gross profit combined with a slight increase in operating expenses for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash-equivalents of approximately $1.2 million and working capital of $2.9 million. Cash used in operations during the three months ended March 31, 2014 totaled $264,000 compared to $415,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is due to timing of settlement for outstanding payables. Our cash flows vary throughout the year based on seasonality. We traditionally use more cash in the first half of the year as we build inventory to support our historically seasonally-stronger shipping months of April through September, and expect cash used by operating activities to decrease in the second half of the year as we collect receivables generated during our stronger shipping months. We incurred a net loss of $539,000 for the three months ended March 31, 2014.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2014. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels and anticipate a similar overhead structure this year. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability. However, these significant cost containment measures may negatively impact our sales and may make it difficult to achieve top-line growth.

We have a secured credit facility (Loan Facility) with BFI Business Finance (BFI). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. (The Loan Facility is described in Note 3 in this Report.) We may use the Loan Facility for our working capital needs. To date, we have not drawn on the facility, but it is available for our working capital needs should the need arise.

On April 1, 2014, we received $124,000 in cash from the exercise by several of our directors and officers of stock options for a total of 385,833 shares of common stock, as described in Note 1 and Note 5. We may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of any of the outstanding stock options or warrants. We do not consider the potential for future cash exercises of the stock options or warrants as a dependable source of financing for the Company.

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

The uncertainties relating to our ability to successfully execute on our Turnaround Plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities Exchange Commission on March 31, 2014. There have been no material changes in our critical accounting policies during the three months ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.EXHIBITS

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

______________________________________

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

May 14, 2014

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Carrie L. Traner
Carrie L. Traner
Vice President of Finance