Form 10-Q
period 2014-09-30
JONES SODA CO
filed 2014-11-12
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

As of November 3, 2014, there were 40,972,394 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (this “Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

•	Our ability to successfully execute on our turnaround strategy and our operating plan;
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
•

Our ability to manage our operating expenses and generate cash flow from operations, or our ability to secure additional financing if our case sales goals take longer to achieve under our operating plan;

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
•

Our ability to attract and retain key personnel, including retaining the services of our CEO, each of which would directly affect our efficiency and operations and could materially impair our ability to execute our turnaround strategy;

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 and Item 1A in this Report. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$577	$1,464
Accounts receivable, net of allowance of $51 and $42	2,392	1,034
Inventory	2,610	2,315
Prepaid expenses and other current assets	146	410
Total current assets	5,725	5,223
Fixed assets, net of accumulated depreciation of $1,347 and $1,194	77	232
Other assets	24	59
Total assets	$5,826	$5,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$871
Accrued expenses	893	892
Taxes payable	30	37
Other current liabilities	51	48
Total current liabilities	2,452	1,848
Long-term liabilities — other	368	406
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 40,972,394 and 38,710,416 shares, respectively	53,657	52,981
Additional paid-in capital	8,199	7,941
Accumulated other comprehensive income	368	355
Accumulated deficit	(59,218)	(58,017)
Total shareholders’ equity	3,006	3,260
Total liabilities and shareholders’ equity	$5,826	$5,514

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Revenue	$4,375	$4,217	$11,144	$11,600
Cost of goods sold	3,325	3,203	8,529	8,592
Gross profit	1,050	1,014	2,615	3,008
Operating expenses:
Selling and marketing	592	646	1,681	1,744
General and administrative	635	692	2,023	2,057
	1,227	1,338	3,704	3,801
Loss from operations	(177)	(324)	(1,089)	(793)
Other (expense) income, net	(30)	14	(38)	18
Loss before income taxes	(207)	(310)	(1,127)	(775)
Income tax expense, net	(26)	(20)	(74)	(49)
Net loss	$(233)	$(330)	$(1,201)	$(824)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average basic and diluted common shares outstanding	39,850,694	38,622,724	39,215,288	38,561,298

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net loss	$(233)	$(330)	$(1,201)	$(824)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(45)	26	13	(49)
Total comprehensive loss	$(278)	$(304)	$(1,188)	$(873)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,201)	$(824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	174
Stock-based compensation	258	249
Change in allowance for doubtful accounts	10	(59)
Gain on sale of fixed asset	—	(6)
Deferred income taxes	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,372)	(415)
Inventory	(310)	(575)
Prepaid expenses and other current assets	264	100
Other assets	34	385
Accounts payable	608	466
Accrued expenses	15	(83)
Taxes payable	(4)	(12)
Other liabilities	(26)	(21)
Net cash used in operating activities	(1,570)	(623)
INVESTING ACTIVITIES:
Sale of fixed assets	1	38
Net cash provided by investing activities	1	38
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	676	—
Proceeds from issuance of common stock, net	—	105
Payment of capital lease obligations	(10)	(50)
Net cash provided by financing activities	666	55
Net decrease in cash and cash equivalents	(903)	(530)
Effect of exchange rate changes on cash	16	38
Cash and cash equivalents, beginning of period	1,464	1,654
Cash and cash equivalents, end of period	$577	$1,162
Supplemental disclosure:
Cash paid during period for:
Interest	$10	$8
Income taxes	32	33

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the consolidated financial statements.

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

Liquidity

As of September 30, 2014, we had cash and cash-equivalents of approximately $577,000 and working capital of $3.3 million. Cash used in operations during the nine months ended September 30, 2014 totaled $1.6 million compared to $623,000 for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily driven by the increase in accounts receivables from higher sales in the latter half of the quarter and the timing of certain larger receivables that were collected subsequent to September 30, 2014. We incurred a net loss of $233,000 for the three months ended September 30, 2014.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through the first half of 2015. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability.

We have a revolving secured credit facility (the “Loan Facility”) with BFI Business Finance (“BFI”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of September 30, 2014, our eligible borrowing base was approximately $1.7 million. (The Loan Facility is described in Note 3 in this Report.) We may use the Loan Facility for our working capital needs. Starting on July 1, 2014 and throughout the quarter, we drew on our Loan Facility,  which we fully paid down as of September 30, 2014. The Loan Facility is available for future borrowing, as discussed further in Note 3.

On August 20, 2014, we received $523,000 from the cash exercise of stock options by our CEO. On April 1, 2014, we received $124,000 from the cash exercise of stock options by several of our directors and officers. We may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

2. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$1,947	$1,455
Raw materials	663	860
	$2,610	$2,315

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

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. As of September 30, 2014, our eligible borrowing base was approximately $1.7 million. Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less than 4%, and a loan fee of 0.15% on the daily loan balance is payable to BFI on a monthly basis. The Loan Facility has an initial term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. BFI has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2014, we were in compliance with all covenants under the Loan Facility.

Starting on July 1, 2014 and throughout the quarter, we drew on our Loan Facility, which we fully paid down as of September 30, 2014. The draws on the Loan Facility were used to fulfill short-term working capital needs due to increased demand for production during the quarter ended September 30, 2014. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4.  Warrants

In February 2012 as part of our registered offering, we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant has an exercise price of $0.70 per share, for total potential proceeds to us of up to $2,245,250 if all of the warrants are exercised in full for cash. The warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the warrants is subject to certain beneficial ownership limitations and other restrictions set forth in the warrant documents. The term of the warrants expires on August 6, 2017.  Any remaining Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise.

As of September 30, 2014,  3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash in the quarter ended September 2013.  No warrants were exercised during the nine months ended September 30, 2014.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2014, the total number of shares of common stock authorized under the Plan increased to 6,884,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of September 30, 2014, there were 2,681,871 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	4,227,820	$0.44
Options granted	555,000	0.44
Options exercised	(2,261,978)	0.30
Options cancelled/expired	(163,855)	0.34
Balance at September 30, 2014	2,356,987	$0.59
Exercisable, September 30, 2014	1,534,237	$0.69
Vested and expected to vest	2,197,628	$0.60

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

At September 30, 2014, we had unrecognized compensation expense related to stock options of $165,300 to be recognized over a weighted-average period of 2.4 years. At September 30, 2014, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Type of awards:
Stock options	$71	$102	$258	$246
Restricted stock	—	—	—	3
	$71	$102	$258	$249
Income statement account:
Selling and marketing	$16	$22	$34	$54
General and administrative	55	80	224	195
	$71	$102	$258	$249

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2014		2013
Expected dividend yield	—		—
Expected stock price volatility	101.6%		107.9%
Risk-free interest rate	1.8%		1.1%
Expected term (in years)	5.5	years	5.7	years
Weighted-average grant date fair-value	$0.34		$0.34

During the nine months ended September 30, 2014, no modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at September 30, 2014 and 2013 was $150,000 and $572,500 and for options exercisable was $109,000 and $718,700, respectively. Additionally, the aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was 107,000 and $0, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There was no intrinsic value of restricted stock vested during the three and nine months ended September 30, 2014 and 2013.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$2,672	$3,031	$7,365	$8,160
Canada	1,542	1,170	3,516	3,344
Other countries	161	16	263	96
Total revenue	$4,375	$4,217	$11,144	$11,600

During each of the three months ended September 30, 2014 and 2013, three of our customers represented approximately 43% and 32%, respectively, of revenue. During the nine months ended September 30, 2014 and 2013, three of our customers represented approximately 36%  and 34%, respectively, of revenue.

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

Focus on Sales Growth

Since the second half of 2012, under the leadership of Jennifer Cue, our Chief Executive Officer, we developed and implemented a comprehensive turnaround strategy geared to returning the Company to future profitable operations. We have achieved significant reductions in our operating expenses over this long-term period and are now shifting our focus towards revenue growth and profitability.

The following key components of this next phase of the turnaround strategy are the foundation of our focus on top-line growth:

•	Utilize the strategic distribution improvements implemented across North America and direct resources to support our distributor network through promotion allowances at retail;
•	Increase the focus on international expansion;
•	Launch nationwide Jones Stripped, our natural line, made with only 8 grams of sugar, containing 30 calories and no artificial preservatives colors or sweeteners;
•	Build upon partnerships with major retail chains in innovative ways, while continuing to build our base of independent accounts;
•	Deploy grass roots marketing campaigns to drive sales growth organically while reinvigorating the Jones Soda brand through initiatives that are highly creative, unique and fun for our consumers; and
•	Continue to develop and market lower calorie, yet full flavor and good tasting products to answer the growing demand for more healthful beverage options.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$4,375	100.0%	$4,217	100.0%	$11,144	100.0%	$11,600	100.0%
Cost of goods sold	(3,325)	(76.0)%	(3,203)	(76.0)%	(8,529)	(76.5)%	(8,592)	(74.1)%
Gross profit	1,050	24.0%	1,014	24.0%	2,615	23.5%	3,008	25.9%
Selling and marketing expenses	(592)	(13.5)%	(646)	(15.3)%	(1,681)	(15.1)%	(1,744)	(15.0)%
General and administrative expenses	(635)	(14.5)%	(692)	(16.4)%	(2,023)	(18.1)%	(2,057)	(17.8)%
Loss from operations	(177)	(4.0)%	(324)	(7.7)%	(1,089)	(9.7)%	(793)	(6.9)%
Other (expense) income, net	(30)	(0.7)%	14	0.3%	(38)	(0.4)%	18	0.2%
Loss before income taxes	(207)	(4.7)%	(310)	(7.4)%	(1,127)	(10.1)%	(775)	(6.7)%
Income tax expense, net	(26)	(0.6)%	(20)	(0.4)%	(74)	(0.7)%	(49)	(0.4)%
Net loss	$(233)	(5.3)%	$(330)	(7.8)%	$(1,201)	(10.8)%	$(824)	(7.1)%
Basic and diluted net loss per share	$(0.01)		$(0.01)		$(0.03)		$(0.02)

					As of
					September 30, 2014		December 31, 2013
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$2,969		$2,498
Fixed assets, net					77		232
Total assets					5,826		5,514
Long-term liabilities					368		406
Working capital					3,273		3,375

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Case sale data (288-ounce equivalent):
Finished product cases	330,000		327,000		821,000		858,000

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Revenue

For the quarter ended September 30, 2014, revenue was approximately $4.4 million, an increase of $158,000, or 3.7% from $4.2 million in revenue for the quarter ended September 30, 2013. The increase in revenue was due to a 1% increase in case sales combined with reduced trade spend during the quarter.

For the quarter ended September 30, 2014, trade spend and promotion allowances, which offset revenue, totaled $468,000, a decrease of $175,000 or 27.2%, from $643,000 in 2013 primarily due to tighter controls over promotional programming.

Gross Profit

For the quarter ended September 30, 2014, gross profit increased by approximately $36,000 or 3.6%, to $1.1 million compared to $1.0 million for the quarter ended September 30, 2013 due to an increase in sales and reduction in trade spend as noted above. For the quarter ended September 30, 2014 and quarter ended September 30, 2013, gross margin as a percentage of revenue remained flat at 24.0%.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2014 were approximately $592,000, a decrease of $54,000, or 8.4%, from $646,000 for the quarter ended September 30, 2013, due to continued expense controls and a decrease in stock-based compensation expense. Selling and marketing expenses as a percentage of revenue decreased to 13.5% for the quarter ended September 30, 2014, from 15.3% in 2013. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2014 were $635,000, a decrease of $57,000 or 8.2%, compared to $692,000 for the quarter ended September 30, 2013, due primarily to a decease in stock-based compensation expense. General and administrative expenses as a percentage of revenue decreased to 14.5% for the quarter ended September 30, 2014 from 16.4% in 2013. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $26,000 for the quarter ended September 30, 2014, compared to $20,000 for the quarter ended September 30, 2013, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended September 30, 2014 decreased to $233,000 from a net loss of $330,000 for the quarter ended September 30, 2013 due to the increase in our gross profit discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

For the nine months ended September 30, 2014, revenue was approximately $11.1 million, a decrease of $456,000, or 3.9% from $11.6 million in revenue for the nine months ended September 30, 2013. The decrease in revenue was primarily due to adverse winter weather in several major markets in the first quarter and key distributor transitions in certain regions implemented during the second quarter, which contributed to the overall decline in case sales of 4.3%for the nine month period, offsetting the 1% increase in case sales during the third quarter.

For the nine months ended September 30, 2014, trade spend and promotion allowances, which offset revenue, totaled $1.2 million a decrease of $301,000 or 19.9%, from $1.5 million in 2013 primarily due to the decline in sales and tighter controls over promotional programming.

Gross Profit

For the nine months ended September 30, 2014, gross profit decreased by approximately $393,000 or 13.1%, to $2.6 million compared to $3.0 million for the nine months ended September 30, 2013 due to the case sales decrease noted above combined with higher production costs. For the nine months ended September 30, 2014, gross margin decreased to 23.5% from 25.9% for the nine months ended September 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2014 were approximately $1.7 million, a decrease of $63,000, or 3.6%, from $1.7 million for the nine months ended September 30, 2013, due to continued expense controls and a decrease in stock-based compensation expenses. Selling and marketing expenses as a percentage of revenue remained relatively flat at 15.1% for the nine months ended September 30, 2014, compared to 15.0% in 2013. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $2.0 million a decrease of $34,000 or 1.7%, compared to $2.1 million for the nine months ended September 30, 2013 due primarily to the continued effort to manage costs to a sustainable level as well as a decrease in stock-based compensation expense. General and administrative expenses as a percentage of revenue increased to 18.1% for the nine months ended September 30, 2014 from 17.8% in 2013. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $74,000 for the nine months ended September 30, 2014, compared to $49,000 for the nine months ended September 30, 2013, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the nine months ended September 30, 2014 increased to $1.2 million from a net loss of $824,000 for the nine months ended September 30, 2013 primarily due to the decline in our gross profit discussed above.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash-equivalents of approximately $577,000 and working capital of $3.3 million. Cash used in operations during the nine months ended September 30, 2014 totaled $1.6 million compared to $623,000 for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily driven by the increase in accounts receivable from higher sales in the latter half of the quarter and the timing of certain larger receivables that were collected subsequent to September 30, 2014. We incurred a net loss of $233,000 for the three months ended September 30, 2014.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through the first half of 2015. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability.

We have a revolving secured credit facility (the “Loan Facility”) with BFI Business Finance (“BFI”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of September 30, 2014, our eligible borrowing base was approximately $1.7 million. (The Loan Facility is described in Note 3 in this Report.) We may use the Loan Facility for our working capital needs. Starting on July 1, 2014 and throughout the quarter, we drew on our Loan Facility,  which we fully paid down as of September 30, 2014. The Loan Facility is available for future borrowing, as discussed further in Note 3.

On August 20, 2014, we received $523,000 from the cash exercise of stock options by our CEO. On April 1, 2014, we received $124,000 from the cash exercise of stock options by several of our directors and officers, as described in Note 1. We may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities Exchange Commission on March 31, 2014. There have been no material changes in our critical accounting policies during the three months ended September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.RISK FACTORS

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, in addition to the following:

Our business and periodic financial results can be affected by currency rate fluctuations, because a significant percentage of our business is in Canada.

A significant percentage of our sales are conducted through our Canadian subsidiary, for which we receive revenues in the Canadian dollar. In addition, a significant percentage of our costs of goods are denominated in the Canadian dollar, due to our co-packing facility in Canada. Because of this we are affected by changes in U.S. exchange rates with the Canadian dollar.

In preparing our consolidated financial statements, certain financial information is required to be translated from the Canadian dollar to the U.S. dollar. The translation of our Canadian revenues, cash and other assets is adversely affected when the U.S. strengthens against the Canadian dollar and is positively affected when the U.S. dollar weakens. Similarly, translation of our Canadian expenses and liabilities is positively affected when the U.S. dollar strengthens against the Canadian dollar and adversely affected when the U.S. dollar weakens. This exposure to foreign currency risk could significantly affect our revenues and profitability from our Canadian operations and could result in significant fluctuations to our periodic income statements and consolidated balance sheets.

Over the past year the exchange rate between the Canadian dollar and the U.S. dollar has fluctuated drastically with the United States dollar significantly strengthening, and is currently near a five-year low in favor of the U.S. dollar. As of November 6, 2014, the U.S. dollar exchange rate for one Canadian dollar was 0.875 (compared to 0.89 as of September 30, 2014 and 0.97 as of September 30, 2013). We cannot predict future changes in these exchange rates; however, for our internal budgeting purposes, we have assumed for the fourth quarter of 2014 and into fiscal 2015 that the U.S. dollar will continue to be strong against the Canadian dollar. We do not engage in foreign currency hedging transactions.

ITEM 6.EXHIBITS

31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Mark J. Miyata, Vice President of Finance, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Mark J. Miyata, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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

November 10, 2014

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Mark J. Miyata
Mark J. Miyata
Vice President of Finance