Form 10-K
period 2014-12-31
JONES SODA CO
filed 2015-03-25
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

66 South Hanford Street, Suite 150

Seattle, WA 98134

(Address of principal executive offices)

(206) 624-3357

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s  common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $15,876,976 using the closing price on that day of $ 0.42.

As of March 20, 2015, there were 40,972,394 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium beverages, including Jones® Soda, Jones Zilch®, and Jones Stripped™ sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

•	Our ability to successfully execute on our growth strategy and operating plan;
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

•	High or rising fuel and freight costs may have an adverse impact on our results of operations;
•	Fluctuations in currency exchange rates, particularly between the U.S. and Canadian dollars, can adversely impact our results of operations;
•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
•

Our ability to attract and retain key personnel, including retaining the services of our CEO, each of which would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	41

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accounting Fees and Services	43

PART IV
Item 15.	Exhibits and Financial Statement Schedules	43
SIGNATURES		44

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

PART I

ITEM 1.BUSINESS.

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. We moved our offices on March 1, 2015, and our principal place of business is now located at 66 South Hanford Street, Suite 150, Seattle, Washington 98134. Our telephone number is (206) 624-3357.

Jones Products

Our strategy is to focus on our core brand, Jones Soda, within the sparkling beverage category. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing customer photos on the fountain equipment and cups. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry and Berry Lemonade. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer, Orange & Cream.  Jones Soda is made with high quality ingredients, including pure cane sugar. We currently sell Jones Soda in ten flavors in the United States with additional flavors offered seasonally or in certain markets.

Jones Zilch

Jones Zilch is a sugar-free version of our Jones Soda line providing an alternative for consumers. Jones Zilch, sweetened with Splenda® and has zero calories, is an important product extension, especially in light of the increasing consumer preferences for zero and lower-calorie options. Jones Zilch is also sold in glass bottles, cans and on fountain. We currently have four flavors of Jones Zilch: Black Cherry, Pomegranate, Vanilla Bean and Cola.

Jones Stripped

Jones Stripped is our natural ingredient and low-calorie premium carbonated soft drink. Jones Stripped is lightly sweetened with a unique blend of natural sweeteners and contains 30 calories and is packaged in the classic Jones Soda presentation in a clear, long-neck, glass bottle, with every bottle label featuring a photo sent to us by our consumers. With no artificial colors, the soda is clear, but the packaging features a burst of color on the label. We currently have six flavors of Jones Stripped: Cherry, Lemon Lime, Orange Mango, Green Apple, Huckleberry and Chipotle Pineapple.

Sparkling Beverage Industry

Our beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment (our Jones Soda and Jones Zilch lines) and the natural carbonated drinks (natural sparkling) segment (for our Jones Stripped line).  The CSD segment is the largest segment in the sparkling beverage category, and in the U.S., is a $77 billion industry (according to the March 25, 2013 issue of Beverage Digest). During 2013, the CSD segment had a volume decline of 2% (according to the March 14, 2014 issue of Beverage Digest). Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

Our Focus for Fiscal 2015: Sales Growth

Our focus for fiscal 2015 is on revenue, case sales growth and driving to profitability. Over the past two and a half years, we implemented substantial internal changes to our organization, and have achieved significant reductions in our operating expenses and efficiencies in our operations.

The following are key components of this focus for 2015:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Expand the distribution of Jones Stripped in the United States and Canada, which previously was launched in select regions in the United States;
•	Increase the focus on international expansion;
•	Expand our newly launched fountain program of our core product lines in the United States and Canadian marketplaces;
•	Build upon partnerships with major retail chains in innovative ways, while continuing to build our base of independent accounts;

Product Distribution and Sales Strategy

Our products are distributed and sold throughout the U.S. and Canada and in select international markets. Our primary distribution channels are our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sales directly to national and regional retail accounts). We also have our online channel for internet sales of various products. We strategically build our national and regional retailer network by focusing on distribution systems that we believe will provide top-line drivers for our products and increased availability and visibility of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that data suggests have a high affinity for the Jones brand and can be pursued within our financial resources. For 2015, we are focusing our efforts internationally on Ireland, the United Kingdom and Costa Rica.

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. In determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including seeking placement on shelves that are normally restricted to national mainstream brands and placement in the cold-aisle, thus providing us access to the important “take home market.” We are selective in placing our cans to complement rather than compete with our traditional glass bottles and currently maintain national distribution for this product through the Kroger Co. We believe our can offering provides our customers with an alternative method of consuming our premium soda and we may consider other national retail accounts for this package format. We have also introduced a fountain format for our sodas.

For the year ended December 31, 2014, our top three accounts by revenue represent approximately 37% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Fountain

As a new distribution strategy, we are offering Jones Soda and Jones Zilch in fountain format, which we are calling Jones Cane Sugar Fountain. We announced this program in February 2015 and we have developed it with foodservice and grocery partners to provide for a unique fountain offering in the Jones brand. We are working with a group of fountain distributors in our DSD network in select regions in the U.S. and Canada to provide proprietary fountain equipment or other methods to offer fountain products. The fountain equipment is branded similarly as our traditional bottles and cans, prominently displaying our consumer submitted photos. We sell concentrate to the distributors for use in the fountain equipment. Our fountain offerings include traditional flavors such as Cola, Diet Cola, Ginger Ale and Lemon Lime, while also offering fun flavors such as Berry Lemonade.

Sales

Our products are sold throughout the U.S. and Canada, primarily in convenience stores, grocery stores, and “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2014, sales in the U.S. represented approximately 66% of total sales, while sales in Canada represented approximately 31%, and we had approximately 3% in other international sales.

Our Brand

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including surfing, skateboarding and snowboarding. We also have a program of sponsoring up and coming music bands. We believe this effort to position our products in alternative accounts and venues draws on a younger generation of customers that value their independence away from the larger soft drink brands.

Social Media

Our core marketing pillar is the open access our consumers have to define the brand through our website Jonessoda.com. We actively participate in blogs and several different social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, Twitter and Instagram, with over 1 million fans. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.

Consumer Submitted Photos

We are well-known for the photos on our labels.  We invite our consumers to send us photos of their lives, and we select from those photos for use on our labels. Photos can be submitted through our website at our “Jones Soda Gallery.” Every Jones Soda glass bottle and can has a picture provided to us by a consumer.

Customized Photo Labels

We also provide our Jones Soda customers, ranging from corporate accounts to end consumers, customized and personalized 6-packs and 12-packs of Jones Soda   (in bottles) that they can create with their own photos on the labels. The strategy of this program is to provide a customized and personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our website and create their own “myJones” labels. The personalized labels are downloaded at our headquarters, applied to 12-packs of Jones Soda and delivered to the consumer.

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

Partnership with Young Audiences

Beginning in 2014, we partnered with Young Audiences to launch the Jones Soda Photography Cirriculum, which was created to teach children about the art of photography. Young Audience’s mission is to ensure arts remain an integral part of youth education, with the help of organizations such as Jones Soda. We feel that it is a worthy cause directly aimed at supporting the children that make up our fan base. Customer-submitted photos are one of our key assets, and to utilize them in a way that we can give back to the community, is directly aligned with the brand’s core values.

Brand and Product Development

We understand the importance of creating new beverage products and enhancing our existing products to meet the ever changing consumer taste profile. We intend to build upon our sparkling beverage portfolio, and in 2014, we expanded distribution of Jones Stripped our natural line, to the Pacific Northwest and Texas and will continue to present Jones Stripped to new distributor partners and retailers in new markets in 2015. In addition, we created a program that allows for our Jones Soda product line to be offered “on tap” or on fountain. We partner with restaurants and grocery stores that prefer to offer new innovative and pure cane sugar fountain opportunities for their guests and we utilize a select group of fountain distributors to service these retail customers.

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

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail accounts and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include Dr. Pepper Snapple (Stewart's and IBC), Boylan, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca-Cola, Pepsi, Hansen’s, and other traditional soft drink manufacturers and distributors. Our fountain offering competes directly with Coca-Cola and Pepsi.

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. An example of this is Jones Stripped, which we launched in 2013 to enhance our sparkling portfolio and have expanded distribution to other select markets in 2014 and 2015.

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

Production

Contract Packing Arrangements

We do not directly manufacture our products, but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in Canada and the U.S. as well as a co-packer in the United Kingdom. Once the product is manufactured, the finished products are stored either at the co-

packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES STRIPPED™.”

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

Employees

As of the date of this Report, we have 22 employees, all of which are full-time. Of our 22 employees, 11 are employed in sales and marketing capacities, 6 are employed in administrative capacities and 5 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 66 South Hanford Street, Suite 150, Seattle, Washington 98134.

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2015 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our case sales goals and increase case sales going forward as our 2015 operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our case sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.  Additionally, if we do not meet our case sales goals, we may be required to use our secured credit facility (which is currently available for our working capital needs), implement further expense reductions, seek additional financing, or pursue a sale or other strategic alternatives.  The uncertainties relating to our ability to successfully execute our 2015 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern.

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

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

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

For the year ended December 31, 2014, our top three accounts by revenue represent approximately 37% of revenue. We continually seek to expand and upgrade our distributor network and DTR accounts. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts could have adverse effects on our revenues and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

Increases in costs of energy and freight may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges.  If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2015. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our CEO in June 2012. If we were to lose the services of Ms. Cue, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us. We are currently in the process of obtaining key person life insurance on Ms. Cue.

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

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches.

We could be subject to cybersecurity attacks.

Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in business processes, unauthorized release of confidential or otherwise protected information and corruption of data. Such unauthorized access could subject us to operational interruption, damage to our brand image and private data exposure, and harm our business.

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

During 2014 and continuing into 2015, the exchange rate between the Canadian dollar and the U.S. dollar has fluctuated drastically with the United States dollar significantly strengthening, and is currently near a five-year low in favor of the U.S. dollar. As of March 16, 2015, the U.S. dollar exchange rate for one Canadian dollar was 0.78 (compared to 0.86 as of December 31, 2014 and 0.93 as of December 31, 2013). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Our direct competitors in the Sparkling beverage category include Dr. Pepper Snapple (Stewart's and IBC), Boylan, Henry Weinhard’s, Thomas Kemper, and other regional premium soft drink companies. We also compete against Coca-Cola, Pepsi, Hansen’s and other traditional soft drink manufacturers and distributors. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintains our selling prices, whether in existing markets or as we enter new markets.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

During 2014, we sublet approximately 9,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. In December 2014, we entered into an agreement with the landlord for early termination of the sublease, which terminated effective February 28, 2015.

Beginning March 1, 2015, we lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the sublease is five years expiring February 2020 with an option to extend for additional one year terms. See Note 7 in the Notes to Consolidated Financial Statements included in this Report for further discussion.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” The following table shows, for each quarter of fiscal 2014 and 2013, the high and low closing sales prices as reported by the OTCQB Marketplace.

2014	High	Low
Fourth quarter (ended December 31, 2014)	$0.52	$0.34
Third quarter (ended September 30, 2014)	0.52	0.32
Second quarter (ended June 30, 2014)	0.49	0.39
First quarter (ended March 31, 2014)	0.63	0.46
2013
Fourth quarter (ended December 31, 2013)	$0.79	$0.42
Third quarter (ended September 30, 2013)	0.88	0.56
Second quarter (ended June 30, 2013)	0.65	0.35
First quarter (ended March 31, 2013)	0.34	0.25

Holders

As of March 20, 2015, there were 40,972,394 shares of common stock issued and outstanding, held by approximately 238 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 20, 2015 was $ 0.38.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated statements of operations data:
Revenue	$13,555	$13,696	$16,384	$17,425	$17,557
Cost of goods sold	(10,543)	(10,433)	(11,902)	(13,120)	(12,978)
Write-down of excess GABA inventory and impairment of fixed assets	—	—	—	—	(506)
Gross profit	3,012	3,263	4,482	4,305	4,073
Selling and marketing expenses	(2,235)	(2,322)	(3,357)	(6,296)	(4,676)
General and administrative expenses	(2,535)	(2,779)	(3,922)	(5,235)	(5,983)
Loss from operations	(1,758)	(1,838)	(2,797)	(7,226)	(6,586)
Other income (expense), net	279	10	(15)	104	152
Loss before income taxes	(1,479)	(1,828)	(2,812)	(7,122)	(6,434)
Income tax (expense) benefit, net	(61)	(65)	(91)	(32)	338
Net loss	(1,540)	(1,893)	(2,903)	(7,154)	(6,096)
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.22)	$(0.22)

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,094	$2,498	$3,396	$3,675	$7,668
Fixed assets, net	25	232	497	844	296
Total assets	4,874	5,514	7,020	7,657	11,463
Long-term liabilities	2	406	485	539	2
Working capital	2,568	3,375	4,132	3,552	8,141

	Year Ended December 31,
	2014	2013	2012	2011	2010
Case sale data (288-ounce equivalent):
Finished product cases	1,012,000	1,036,000	1,190,500	1,301,000	1,324,000
Concentrate cases	—	—	—	—	111,000
Total cases	1,012,000	1,036,000	1,190,500	1,301,000	1,435,000

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

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our Focus for Fiscal 2015: Sales Growth

Our focus for 2015 is on revenue, case sales growth and driving to profitability. Over the past two and a half years, we implemented substantial internal changes to our organization, and have achieved significant reductions in our operating expenses and efficiencies in our operations.

The following are key components of this focus for 2015:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Expand the distribution of Jones Stripped in the United States and Canada, which previously was launched in select regions in the United States;
•	Increase the focus on international expansion;
•	Expand our newly launched fountain program of our core product lines in the United States and Canadian marketplaces;
•	Build upon partnerships with major retail chains in innovative ways, while continuing to build our base of independent accounts;

Results of Operations

Years Ended December 31, 2014 and 2013

Revenue

For the year ended December 31, 2014, revenue was approximately $13.6 million, a decrease of $141,000, or 1.0% from $13.7 million in revenue for the year ended December 31, 2013. The decrease in revenue was primarily due to the decline in case sales of 2.3%. Our 2014 revenues were also negatively impacted by the weakening Canadian dollar in the second half of the year, which resulted in translation loss on our sales in Canada.

For the year ended December 31, 2014, promotion allowances and slotting fees, which offset revenue, totaled $1.6 million, a decrease of $514,000, or 24.1%, from $2.1 million, in 2013. This decrease was primarily due to tighter management of promotional programming.

Gross Profit

	Year Ended December 31,
	2014	2013	% Change
	(Dollars In thousands)
Gross Profit	$3,012	$3,263	-7.7%
% of Revenue	22.2%	23.8%

For the year ended December 31, 2014, gross profit decreased by approximately $251,000 or 7.7%, to $3.0 million compared to $3.3 million for the year ended December 31, 2013 due primarily to the case sales decrease combined with higher costs of production, which was mostly impacted in the second quarter of 2014.  For the year ended December 31, 2014, gross margin decreased to 22.2% from 23.8% for the year ended December 31, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2014 were approximately $2.2 million, a decrease of $87,000, or 3.7%, from $2.3 million for the year ended December 31, 2013.  Selling and marketing expenses as a percentage of revenue decreased to 16.5% for the year ended December 31, 2014, from 17.0% in 2013 due primarily to a decrease in compensation expense.We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $2.5 million, a decrease of $244,000 or 8.8%, compared to $2.8 million for the year ended December 31, 2013. General and administrative expenses as a percentage of revenue decreased to 18.7% for the year ended December 31, 2014 from 20.2% in 2013. The decrease  in general and administrative expenses was primarily due to decreases in compensation expense and professional fees. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $61,000 in 2014, compared to $65,000 in 2013, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2014 improved by 18.6% to $1.5 million from a net loss of $1.9 million for the year ended December 31, 2013. This improvement in net loss reflects a decrease in operating expenses due to the continued effort to maintain a sustainable cost structure, offset by the decline in our gross profit for the reasons discussed above. In addition, net loss for 2014 includes other income of $334,000 as a deferred rent adjustment, due to the termination of our prior office sublease. See Note 7 in the Notes to Consolidated Financial Statements included in this Report.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, we had cash and cash-equivalents of approximately $857,000 and $1.5 million, respectively, and working capital of $2.6 million and $3.4 million, respectively. Cash used in operations during fiscal years 2014 and 2013 totaled $1.2 million and $317,000, respectively. Cash used in operations increased primarily due to the increase in accounts receivable from higher sales in the latter half of the quarter, increase in inventory due to the timing of production and the favorable write-off of long-term deferred rent discussed above. Also, our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2014,  net cash provided by financing activities totaled $656,000 primarily from stock option exercises. This compares to net cash provided by financing activities for the year ended December 31, 2013, which totaled approximately $61,000, primarily from warrant exercises, offset by our capital lease payments. We incurred a net loss of $1.5 million for the year ended December 31, 2014. Our accumulated deficit increased to $59.6 million as of December 31, 2014 compared to the prior year’s deficit of $58.0 million.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“BFI”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of December 31, 2014, our eligible borrowing base was approximately $1.0 million, for which we had no outstanding balance. (The Loan Facility is described in Note 5  to Consolidated Financial Statements in this Report.) We may use the Loan Facility for our working capital needs.

During 2014, we received $669,000 from the cash exercise of stock options primarily by our CEO,  but also by several of our directors, officers and employees. See Note 1 in the Notes to Consolidated Financial Statements included in this Report.  From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to Consolidated Financial Statements of this Report.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 25, 2015

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$857	$1,464
Accounts receivable, net of allowance of $49 and $42	1,237	1,034
Inventory	2,603	2,315
Prepaid expenses and other current assets	121	410
Total current assets	4,818	5,223
Fixed assets, net of accumulated depreciation of $1,399 and $1,194	25	232
Other assets	31	59
Total assets	$4,874	$5,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375	$871
Accrued expenses	814	892
Taxes payable	23	37
Deferred rent, current portion	24	35
Capital lease obligations, current portion	14	13
Total current liabilities	2,250	1,848
Capital lease obligations	2	16
Long-term liabilities — other	—	390
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 40,972,394 and 38,710,416 shares, respectively	53,650	52,981
Additional paid-in capital	8,234	7,941
Accumulated other comprehensive income	295	355
Accumulated deficit	(59,557)	(58,017)
Total shareholders’ equity	2,622	3,260
Total liabilities and shareholders’ equity	$4,874	$5,514

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(In thousands, except share data)
Revenue	$13,555	$13,696
Cost of goods sold	10,543	10,433
Gross profit	3,012	3,263
Operating expenses:
Selling and marketing	2,235	2,322
General and administrative	2,535	2,779
	4,770	5,101
Loss from operations	(1,758)	(1,838)
Other income, net	279	10
Loss before income taxes	(1,479)	(1,828)
Income tax expense, net	(61)	(65)
Net loss	$(1,540)	$(1,893)

Net loss per share - basic and diluted	$(0.04)	$(0.05)
Weighted average basic and diluted common shares outstanding	39,659,392	38,593,465

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013
	(In thousands)
Net loss	$(1,540)	$(1,893)
Other comprehensive loss:
Foreign currency translation adjustment loss	(60)	(96)
Total comprehensive loss	$(1,600)	$(1,989)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share amounts)
Balance, December 31, 2012	38,530,416	$52,867	$7,590	$451	$(56,124)	$4,784
Exercise of stock options	30,000	9	—	—	—	9
Stock-based compensation	—	—	351	—	—	351
Common stock issued from exercise of warrants	150,000	105	—	—	—	105
Net loss	—	—	—	—	(1,893)	(1,893)
Other comprehensive loss	—	—	—	(96)	—	(96)
Balance, December 31, 2013	38,710,416	52,981	7,941	355	(58,017)	3,260
Exercise of stock options	2,261,978	669	—	—	—	669
Stock-based compensation	—	—	293	—	—	293
Net loss	—	—	—	—	(1,540)	(1,540)
Other comprehensive loss	—	—	—	(60)	—	(60)
Balance, December 31, 2014	40,972,394	$53,650	$8,234	$295	$(59,557)	$2,622

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,540)	$(1,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	227
Stock-based compensation	293	351
Change in allowance for doubtful accounts	7	(51)
Gain on sale of fixed asset	—	(2)
Deferred income taxes	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(256)	645
Inventory	(324)	(115)
Prepaid expenses and other current assets	289	(145)
Other assets	27	580
Accounts payable	507	(11)
Accrued expenses	(56)	135
Taxes payable	3	(6)
Deferred rent	(11)	5
Other liabilities	(390)	(35)
Net cash used in operating activities	(1,245)	(317)
INVESTING ACTIVITIES:
Sale of fixed assets	1	40
Net cash provided by investing activities	1	40
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	669	9
Proceeds from exercise of warrants	—	105
Payment of capital lease obligations	(13)	(53)
Proceeds from line of credit	2,329	—
Repayment of line of credit	(2,329)	—
Net cash provided by financing activities	656	61
Net decrease in cash and cash equivalents	(588)	(216)
Effect of exchange rate changes on cash	(19)	26
Cash and cash equivalents, beginning of period	1,464	1,654
Cash and cash equivalents, end of period	$857	$1,464
Supplemental disclosure:
Cash paid during period for:
Interest	$11	$9
Income taxes	32	31

See accompanying notes to consolidated financial statements

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages which it sells and distributes primarily in the United States and Canada through its network of independent distributors and directly to its national and regional retail accounts.

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

Liquidity

As of December 31, 2014 and 2013, we had cash and cash-equivalents of approximately $857,000 and $1.5 million, respectively, and working capital of $2.6 million and $3.4 million, respectively. Cash used in operations during fiscal years 2014 and 2013 totaled $1.2 million and $317,000, respectively. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2014, net cash provided by financing activities totaled $656,000 primarily from stock option exercises. This compares to net cash provided by financing activities for the year ended December 31, 2013, which totaled approximately $61,000, primarily from warrant exercises, offset by our capital lease payments. We incurred a net loss of $1.5 million for the year ended December 31, 2014. Our accumulated deficit increased to $59.6 million as of December 31, 2014 compared to the prior year’s deficit of $58.0 million.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs. Beginning in 2012, we made significant reductions in operating expenses and personnel, primarily in the second half of 2012, to better align our operations with available capital and slow our cash used in operations. We have continued at these reduced operating expense levels. We believe that these cost controls and realigned expenses are strategically important to further the Company's long-term viability.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“BFI”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of December 31, 2014, our eligible borrowing base was approximately $1.0 million, for which we had no outstanding balance. (The Loan Facility is described in Note 5 to Consolidated Financial Statements in this Report.) We may use the Loan Facility for our working capital needs.

During 2014, we received $669,000 from the cash exercise of stock options primarily by our CEO,  but also including several of our directors, officers and employees. From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Accounts receivable

Our accounts receivable balance includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $49,000 and $42,000 as of December 31, 2014 and 2013, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of year	$42	$93
Net charges to bad debt expense	36	(19)
Write-offs	(29)	(32)
Balance, end of year	$49	$42

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

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no unamortized intangible assets as of December 31, 2014 and 2013.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2014 and 2013, our revenue was reduced by $1.6 million and $2.1 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are primarily for online orders, included in revenue and total $33,000 and $305,000 for the years ended December 31, 2014 and 2013.  During 2014, we incorporated shipping and handling fees into the product price, which caused the decrease in shipping and handling revenue from prior year. The actual costs of shipping and handling paid by us are included in cost of sales.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2014 and 2013, we incurred advertising costs of $566,000 and $415,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2014 or 2013.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2014 and 2013, due to the net loss, all outstanding stock options and warrants are anti-dilutive.

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

Recent accounting guidance

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09). To supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern: Topic 915 (ASU 2014-15) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on the Company’s financial statements.

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2014	2013
Finished goods	$2,096	$1,455
Raw materials	507	860
	$2,603	$2,315

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2014	2013
Vehicles	$378	$378
Leasehold improvements and equipment	698	699
Office and computer equipment	348	349
	1,424	1,426
Accumulated depreciation	(1,399)	(1,194)
	$25	$232

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2014	2013
Employee benefits	$60	$74
Selling and marketing	394	605
Other accruals	360	213
	$814	$892

5. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group (previously known as BFI Business Finance), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. We originally entered into this Loan Facility on December 27, 2013, and amended and renewed it for an additional year as of December 27, 2014.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by BFI. As of December 31, 2014, our eligible borrowing base was approximately $1.0 million. Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less than 4%, and a loan fee of 0.15% on the daily loan balance is payable to BFI on a monthly basis. The Loan Facility, as amended in December 2014, provides for a minimum cumulative amount of interest of $30,000 per year to be paid to BFI, regardless of whether or not we draw on the Loan Facility. The Loan Facility has a  term of one year, which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. BFI has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2014, we were in compliance with all covenants under the Loan Facility.

Starting on July 1, 2014 and through the fourth quarter of 2014, we drew on our Loan Facility, which we fully paid down as of December 31, 2014. The draws on the Loan Facility were used to fulfill short-term working capital needs due to increased demand for production. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

6. Capital Lease

In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The leases are payable over a period of 60 months at 6.99% interest. One vehicle was sold in May 2013 Our remaining scheduled lease payments, which include $700 in interest, are $14,600 for 2015, and $2,500 for 2016.

7. Lease Obligations

In June 2011, we entered into an office building sublease for use as our principal headquarters. The sublease provided for a five-year term, with an option to extend for up to three additional five-year terms. Under the terms of the sublease, we received a rent abatement period and a build out allowance, amortized over 10 years, the initial 5-year term plus one additional 5-year renewal period, as the reasonably assured rental period given the economic consequences of an earlier move.

In December 2014, we entered into an agreement for the early termination of the office building sublease without any penalties, and we entered into a new lease agreement.  The effective date for termination of the sublease and the start of the new lease were conterminous, effective March 1, 2015. The term of the new lease is five years with an option to extend for additional one year terms. As a result of the terminated lease, we recorded a favorable deferred rent adjustment of $334,000 to other income as of December 31, 2014.  After the adjustment, the remaining  deferred rent balance as of December 31, 2014, was $24,000 in current liabilities with no long-term portion, reflecting the two remaining months of the sublease through February 2015.

As of December 31, 2014, our scheduled payments for the remaining two months of the sublease through February 2015 and for the new lease beginning March 1, 2015,  were as follows (in thousands):

Operating Lease
2015	$138
2016	137
2017	140
2018	144
2019	149
2020	25
$733

During the years ended December 31, 2014 and 2013, we incurred rental expenses of $178,000 and $213,000 respectively.

8. Warrants

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

As of December 31, 2014,  3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash in the quarter ended September 2013. No warrants were exercised during the year ended December 31, 2014.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2014, there were 2,461,871 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	3,627,467	$0.48
Options granted	1,145,000	0.43
Options exercised	(30,000)	0.31
Options cancelled/expired	(514,647)	0.68
Balance at January 1, 2014	4,227,820	$0.44
Options granted	775,000	0.44
Options exercised	(2,261,978)	0.30
Options cancelled/expired	(163,855)	0.34
Balance at December 31, 2014	2,576,987	$0.58
Exercisable, December 31, 2014	1,613,422	$0.67
Vested and expected to vest	2,362,503	$0.59

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2014:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	1,787,237	7.81	$0.37	852,465	6.50	$0.32
$0.51 to $1.09	631,000	6.69	0.81	602,207	6.57	0.82
$1.10 to $2.99	95,000	6.37	1.20	95,000	6.37	1.20
$3.00 to $3.29	63,750	3.35	3.28	63,750	3.35	3.28
	2,576,987	7.37	0.58	1,613,422	6.40	0.67
(b)	Stock-based compensation expense:

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

At December 31, 2014, we had unrecognized compensation expense related to stock options of $183,000 to be recognized over a weighted-average period of 2.8 years. At December 31, 2014, all prior awards of restricted stock had vested, and we had no unrecognized compensation expense related to non-vested restricted stock.

The following table summarizes the stock-based compensation expense (in thousands):

	2014	2013
Type of awards:
Stock options	$293	$348
Restricted stock	—	3
	$293	$351
Income statement account:
Selling and marketing	$45	$71
General and administrative	248	280
	$293	$351

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Twelve months ended December 31,
	2014		2013
Expected dividend yield	—		—
Expected stock price volatility	101.0%		107.7%
Risk-free interest rate	1.8%		1.2%
Expected term (in years)	5.6	years	5.8	years
Weighted-average grant date fair-value	$0.34		$0.35

During the year ended December 31, 2014, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2014 and 2013 was $48,000 and $226,000 and for options exercisable was $38,000 and $387,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2014 and 2013 was $107,000 and $7,000. There was no intrinsic value of restricted stock vested during the year ended December 31, 2014 and 2013.

(c)	Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2014.

10.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%.  Effective January 1, 2014, we modified the 401(k) plan to eliminate the safe harbor matching contribution, to move to a discretionary contribution. During the years ended December 31, 2014 and 2013, the total matching contributions were $0 and $44,000, respectively.

11.Commitments and Contingencies

Commitments

As of December 31, 2014, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $812,000 in 2015, with no current commitments thereafter.

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

12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Current
Federal	$—	$—
State	1	5
Foreign	33	17
Total	34	22
Deferred
Federal	—	—
State	—	—
Foreign	27	43
Total	27	43
Provision for income taxes	$61	$65

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2014	2013
United States	$(1,629)	$(1,991)
Foreign	150	163
Total	$(1,479)	$(1,828)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2014	2013
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(7.68)	(0.62)
State income taxes, net of federal benefit	1.63	(3.85)
Change in valuation allowance	(29.40)	(30.22)
Non-recurring credit	—	(1.84)
Other, net	(0.84)	0.73
Provision for income taxes	(2.29)%	(1.80)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2014	2013
Deferred tax assets
Net operating loss carry forwards	$18,910	$18,379
Capital assets	146	97
Intangible assets	6	49
Inventory adjustment and reserve	57	73
Tenant improvement allowance	99	113
Stock-based compensation	1,613	1,547
Other	(35)	96
Total deferred tax asset	20,796	20,354
Valuation allowance	(20,796)	(20,354)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the year ended December 31, 2013, the valuation allowance increased by $566,000. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $4.5 million. For the year ended December 31, 2014, the valuation allowance increased by $442,000.

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

At December 31, 2014, we had net operating loss carry-forwards for income tax purposes in the United States of $55.8 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2014 and 2013.

The tax years that remain open to examination by the taxing authorities are 2010 –  2014, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

A provision had not been made at December 31, 2014 and 2013, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2014, the resulting withholding tax provision would not be material to our financial condition or results of operations.

13. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2014	2013
Revenue:
United States	$8,961	$9,374
Canada	4,235	4,060
Other countries	359	262
Total revenue	$13,555	$13,696

Fixed assets:
United States	$25	$232
Canada	—	—
Total fixed assets	$25	$232

During the years ended December 31, 2014 and 2013, three of our customers represented approximately 37% and 36%, respectively of revenues.

14. Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2014 and 2013 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2014 quarter:
Revenue	$2,890	$3,879	$4,375	$2,411
Gross profit	693	872	1,050	397
Loss from operations	(510)	(402)	(177)	(669)
Net loss	(539)	(429)	(233)	(339)
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

	Q1	Q2	Q3	Q4
2013 quarter:
Revenue	$3,096	$4,287	$4,217	$2,096
Gross profit	760	1,234	1,014	255
Loss from operations	(388)	(81)	(324)	(1,045)
Net loss	(399)	(95)	(330)	(1,069)
Basic and diluted loss per share	(0.01)	(0.00)	(0.01)	(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2014.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2014, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2014, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of  Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2014, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2014, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	2,576,987	$0.58	2,761,871	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	2,576,987	$0.58	2,761,871	(1)(2)

_______________________________________

(1)

Consisted of (a) 2,461,871 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2014, the total number of shares of common stock authorized for issuance under the Plan increased by 1,300,000 shares to an aggregate of 6,884,032. As of January 1, 2015, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of 8,184,032 shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2014, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2014, our fiscal year end.

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

              Dated: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2015
Jennifer L. Cue

/s/ MARK J. MIYATA	Vice President of Finance and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 25, 2015
Mark J. Miyata

/s/ MILLS A. BROWN	Director	March 25, 2015
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 25, 2015
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 25, 2015
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 25, 2015
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 25, 2015
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

10.2

Lease Termination and Surrender Agreement dated December 31, 2014, by and between 1000 Master Tenant, LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on January 6, 2015; File No. 000-28820.)

10.3

Lease Agreement dated December 31, 2014, by and between 66 South Hanford Street Limited Partnership and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on January 6, 2015; File No. 000-28820.)

10.4++

Loan and Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc., and  Jones Soda (Canada) INC., and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.5

Amendment & Restatement of First Modification to Loan and Security Agreement dated as of December 22, 2014, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed December 23, 2014; File No. 000-28820.)

10.6

General Continuing Guaranty dated as of December 27, 2013, made by Jones Soda Co. in favor of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.7++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.8

Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.9++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc. and Jones Soda (Canada) INC. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.10

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.11*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, filed on April 18, 2007, File No. 000-28820.)

10.12*	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement, filed on April 12, 2011, File No. 000-28820.)
10.13*

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

10.17*

Compensation for Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.18 to our annual report on Form 10-K, filed March 26, 2013; File No. 000-28820.)

10.18*

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