Form 10-Q
period 2015-03-31
JONES SODA CO
filed 2015-05-15
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

As of May 11, 2015, there were 40,972,394 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

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

•	Our ability to successfully execute on our growth strategy and our operating plan;
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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 25, 2015. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$476	$857
Accounts receivable, net of allowance of $32 and $49	1,969	1,237
Inventory	2,601	2,603
Prepaid expenses and other current assets	153	121
Total current assets	5,199	4,818
Fixed assets, net of accumulated depreciation of $892 and $1,399	31	25
Other assets	21	31
Total assets	$5,251	$4,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844	$1,375
Accrued expenses	695	814
Line of credit	248	—
Taxes payable	11	23
Other current liabilities	9	38
Total current liabilities	2,807	2,250
Long-term liabilities — other	12	2
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 40,972,394 shares, respectively	53,650	53,650
Additional paid-in capital	8,274	8,234
Accumulated other comprehensive income	343	295
Accumulated deficit	(59,835)	(59,557)
Total shareholders’ equity	2,432	2,622
Total liabilities and shareholders’ equity	$5,251	$4,874

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share data)
Revenue	$2,893	$2,890
Cost of goods sold	2,151	2,197
Gross profit	742	693
Operating expenses:
Selling and marketing	432	498
General and administrative	539	705
	971	1,203
Loss from operations	(229)	(510)
Other expense, net	(43)	(11)
Loss before income taxes	(272)	(521)
Income tax expense, net	(6)	(18)
Net loss	$(278)	$(539)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average basic and diluted common shares outstanding	40,972,394	38,710,416

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Net loss	$(278)	$(539)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	48	(31)
Total comprehensive loss	$(230)	$(570)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(278)	$(539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	53
Stock-based compensation	40	87
Change in allowance for doubtful accounts	(17)	11
Changes in operating assets and liabilities:
Accounts receivable	(616)	(598)
Inventory	(37)	(528)
Prepaid expenses and other current assets	(34)	(20)
Other assets	10	11
Accounts payable	471	1,352
Accrued expenses	(91)	(91)
Taxes payable	(23)	(9)
Other liabilities	(16)	7
Net cash used in operating activities	(582)	(264)
INVESTING ACTIVITIES:
Purchase of fixed assets	(14)	—
Sale of fixed assets	—	1
Net cash (used in) provided by investing activities	(14)	1
FINANCING ACTIVITIES:
Payment of capital lease obligations	(3)	(3)
Net proceeds from line of credit	248	—
Net cash provided by (used in) financing activities	245	(3)
Net decrease in cash and cash equivalents	(351)	(266)
Effect of exchange rate changes on cash	(30)	(16)
Cash and cash equivalents, beginning of period	857	1,464
Cash and cash equivalents, end of period	$476	$1,182
Supplemental disclosure:
Cash paid during period for:
Interest	$8	$1
Income taxes	29	2

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages which it sells and distributes primarily in United States and Canada through its network of independent distributors and directly to its national and regional retail accounts.

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (GAAP). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. At its April 1, 2015, meeting, FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. FASB intends to issue an exposure draft in the near term with a 30-day comment period. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

Liquidity

As of March 31, 2015, we had cash and cash-equivalents of approximately $476,000 and working capital of $2.4 million. Cash used in operations during the three months ended March 31, 2015 totaled $582,000 compared to $264,000 for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to the timing of payments in accounts payables offset partially by a tighter management of inventory related to the increase in case sale volume. We incurred a net loss of $278,000 for the three months ended March 31, 2015.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group  (previously known as BFI Business Finance). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of March 31, 2015, our eligible borrowing base was approximately $805,000, of which we had drawn down $248,000 as of that date. We may use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3.

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

2. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$1,903	$2,096
Raw materials	698	507
	$2,601	$2,603

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“CapitalSource”), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $2.0 million, subject to satisfaction of certain conditions. We originally entered into this Loan Facility on December 27, 2013, and amended and renewed it for an additional year as of December 27, 2014.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of March 31, 2015, our eligible borrowing base was approximately $805,000, of which we had drawn down $248,000. Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less than 4%, and a loan fee of 0.15% on the daily loan balance is payable to CapitalSource on a monthly basis. The Loan Facility, as amended in December 2014, provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. The Loan Facility has a term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2015,  we were in compliance with all covenants under the Loan Facility.

We drew on our Loan Facility during the quarter with a balance of $248,000 as of March 31, 2015. The draws on the Loan Facility were used to fulfill short-term working capital needs to avoid foreign exchange losses from transferring funds from our Canadian operations to the U.S. operations. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

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

As of March 31, 2015,  3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash in the quarter ended September 2013.  No warrants were exercised during the three months ended March 31, 2015.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2015, the total number of shares of common stock authorized under the Plan increased to 8,184,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of March 31, 2015, there were 3,897,646 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2015	2,576,987	$0.58
Options granted	20,000	0.38
Options cancelled/expired	(155,775)	0.35
Balance at March 31, 2015	2,441,212	$0.59
Exercisable, March 31, 2015	1,586,566	$0.68
Vested and expected to vest	2,314,270	$0.60

(b)Stock-based compensation expense:

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

At March 31, 2015, we had unrecognized compensation expense related to stock options of $136,000 to be recognized over a weighted-average period of 3.0 years..

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended March 31,
	2015	2014
Income statement account:
Selling and marketing	$13	$10
General and administrative	27	77
	$40	$87

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2015		2014
Expected dividend yield	—		—
Expected stock price volatility	96.2%		105.5%
Risk-free interest rate	1.7%		2.0%
Expected term (in years)	6.1	years	6.1	years
Weighted-average grant date fair-value	$0.29		$0.52

During the three months ended March 31, 2015, no modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at March 31, 2015 and  2014 was $57,000 and $136,000 and for options exercisable was $46,000 and $397,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There was no intrinsic value of option exercised during the three months ended March 31, 2015 and 2014.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenue:
United States	$2,116	$2,199
Canada	676	592
Other countries	101	99
Total revenue	$2,893	$2,890

During the three months ended March 31, 2015 and 2014, three of our customers represented approximately 36% and 30%, respectively, of revenue.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2014 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 25, 2015.

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

Our Focus for Fiscal 2015: Sales Growth

Our focus for 2015 is on revenue, case sales growth and driving to profitability.

The following are key components of this focus for 2015:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Expand the distribution of Jones Stripped in the United States and Canada, which previously was launched in select regions in the United States;
•	Increase the focus on international expansion;
•	Expand our newly launched fountain program of our core product lines in the United States and Canadian marketplaces; and
•	Build upon partnerships with major retail chains in innovative ways, while continuing to build our base of independent accounts.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$2,893	100.0%	$2,890	100.0%
Cost of goods sold	(2,151)	(74.4)%	(2,197)	(76.0)%
Gross profit	742	25.6%	693	24.0%
Selling and marketing expenses	(432)	(14.9)%	(498)	(17.2)%
General and administrative expenses	(539)	(18.6)%	(705)	(24.4)%
Loss from operations	(229)	(7.9)%	(510)	(17.6)%
Other expense, net	(43)	(1.5)%	(11)	(0.4)%
Loss before income taxes	(272)	(9.4)%	(521)	(18.0)%
Income tax expense, net	(6)	(0.2)%	(18)	(0.6)%
Net loss	$(278)	(9.6)%	$(539)	(18.6)%
Basic and diluted net loss per share	$(0.01)		$(0.01)

	As of
	March 31, 2015		December 31, 2014
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$2,445		$2,094
Fixed assets, net	31		25
Total assets	5,251		4,874
Long-term liabilities	12		2
Working capital	2,392		2,568

	Three months ended March 31,
	2015		2014
Case sale data (288-ounce equivalent):
Finished product cases	225,000		213,000

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Revenue

For the quarters ended March 31, 2015 and 2014, revenue was approximately $2.9 million.  Although revenue remained flat, case sale volume increased 6% compared to the quarter ended March 31, 2014. This was offset by foreign exchange translation adjustments from Canadian sales given the continued weakening of the Canadian dollar throughout the quarter ended March 31, 2015.

For the quarter ended March 31, 2015, trade spend and promotion allowances, which offset revenue, totaled $296,000, an increase of $15,000 or 5.3%, from $281,000 in 2014 primarily due to 6% increase in case sales.

Gross Profit

For the quarter ended March 31, 2015, gross profit increased by approximately $49,000 or 7.1%, to $742,000 compared to $693,000 for the quarter ended March 31, 2014 due to the weakening Canadian dollar described above, which caused a favorable foreign exchange translation adjustment on costs of goods sold.  For the quarter ended March 31, 2015 gross margin as a percentage of revenue increased to 25.6% from 24.0% for the quarter ended March 31, 2014,

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2015 were approximately $432,000, a decrease of $66,000, or 13.3%, from $498,000 for the quarter ended March 31, 2014, due to the implementation of a new variable compensation model. Selling and marketing expenses as a percentage of revenue decreased to 14.9% for the quarter ended March 31, 2015, from 17.2% in 2014. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2015 were $539,000, a decrease of $166,000 or 23.5%, compared to $705,000 for the quarter ended March 31, 2014, due primarily to a decrease in insurance, depreciation and stock-based compensation expenses. General and administrative expenses as a percentage of revenue decreased to 18.6% for the quarter ended March 31, 2015 from 24.4% in 2014. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $6,000 for the quarter ended March 31, 2015, compared to $18,000 for the quarter ended March 31, 2014, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended March 31, 2015 improved to $278,000 from a net loss of $539,000 for the quarter ended March 31, 2014 due to the increase in our gross profit discussed above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash-equivalents of approximately $476,000 and working capital of $2.4 million. Cash used in operations during the three months ended March 31, 2015 totaled $582,000 compared to $264,000 for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to the timing of payments in accounts payables offset partially by a tighter management of inventory related to the increase in case sale volume. We incurred a net loss of $278,000 for the three months ended March 31, 2015.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of March 31, 2015, our eligible borrowing base was approximately $805,000, of which we had drawn down $248,000 as of that date.  We may use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities Exchange Commission on March 25, 2015. There have been no material changes in our critical accounting policies during the three months ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.OTHER INFORMATION

At our 2015 Annual Meeting of Shareholders held on May 13, 2015, our shareholders voted on the election of directors and ratification of the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for 2015.

The shareholders elected the following six directors, who received the number of votes set forth opposite their respective names:

	For	Withhold	Broker Non-Votes
Mills A. Brown	7,695,853	557,906	26,413,449
Richard V. Cautero	7,675,283	578,476	26,413,449
Jennifer L. Cue	7,859,330	394,429	26,413,449
Michael M. Fleming	7,721,951	531,808	26,413,449
Matthew K. Kellogg	7,698,175	555,584	26,413,449
Susan A. Schreter	7,723,716	530,043	26,413,449

The shareholders ratified the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for the fiscal year 2015 by a vote of 33,881,448 shares For, 579,829 shares Against, and 205,931 shares abstaining. There were no broker non-votes in connection with this matter.

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

May 15, 2015

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Mark J. Miyata
Mark J. Miyata
Vice President of Finance