Form 10-Q
period 2015-06-30
JONES SODA CO
filed 2015-08-07
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

As of August 3, 2015, there were 41,314,894 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

•

Our ability to attract and retain key personnel, including retaining the services of our CEO and hiring a new principal financial officer, each of which would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$667	$857
Accounts receivable, net of allowance of $44 and $49	2,657	1,237
Inventory	3,475	2,603
Prepaid expenses and other current assets	137	121
Total current assets	6,936	4,818
Fixed assets, net of accumulated depreciation of $898 and $1,399	25	25
Other assets	22	31
Total assets	$6,983	$4,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,044	$1,375
Accrued expenses	673	814
Line of credit	729	—
Taxes payable	20	23
Other current liabilities	5	38
Total current liabilities	4,471	2,250
Long-term liabilities — other	13	2
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,314,894 and 40,972,394 shares, respectively	53,764	53,650
Additional paid-in capital	8,364	8,234
Accumulated other comprehensive income	322	295
Accumulated deficit	(59,951)	(59,557)
Total shareholders’ equity	2,499	2,622
Total liabilities and shareholders’ equity	$6,983	$4,874

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Revenue	$4,262	$3,879	$7,155	$6,769
Cost of goods sold	3,209	3,007	5,360	5,204
Gross profit	1,053	872	1,795	1,565
Operating expenses:
Selling and marketing	542	591	974	1,089
General and administrative	603	683	1,142	1,388
	1,145	1,274	2,116	2,477
Loss from operations	(92)	(402)	(321)	(912)
Other (expense) income, net	(14)	3	(57)	(8)
Loss before income taxes	(106)	(399)	(378)	(920)
Income tax expense, net	(10)	(30)	(16)	(48)
Net loss	$(116)	$(429)	$(394)	$(968)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average basic and diluted common shares outstanding	41,075,505	39,078,592	41,023,950	38,894,504

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(116)	$(429)	$(394)	$(968)
Other comprehensive loss:
Foreign currency translation adjustment	(21)	89	27	60
Total comprehensive loss	$(137)	$(340)	$(367)	$(908)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(394)	$(968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	105
Stock-based compensation	130	187
Change in allowance for doubtful accounts	(5)	6
Changes in operating assets and liabilities:
Accounts receivable	(1,344)	(1,582)
Inventory	(902)	(1,102)
Prepaid expenses and other current assets	(17)	226
Other assets	10	22
Accounts payable	1,671	2,163
Accrued expenses	(118)	(119)
Taxes payable	(14)	(19)
Other liabilities	(15)	(17)
Net cash used in operating activities	(984)	(1,098)
INVESTING ACTIVITIES:
Purchase of fixed assets	(14)	—
Sale of fixed assets	—	1
Net cash (used in) provided by investing activities	(14)	1
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	114	136
Payment of capital lease obligations	(7)	(6)
Net proceeds from line of credit	729	—
Net cash provided by financing activities	836	130
Net decrease in cash and cash equivalents	(162)	(967)
Effect of exchange rate changes on cash	(28)	22
Cash and cash equivalents, beginning of period	857	1,464
Cash and cash equivalents, end of period	$667	$519
Supplemental disclosure:
Cash paid during period for:
Interest	$23	$(1)
Income taxes	30	—

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (GAAP). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

Liquidity

As of June 30, 2015, we had cash and cash-equivalents of approximately $667,000 and working capital of $2.5 million. Cash used in operations during the six months ended June 30, 2015 totaled $984,000 compared to $1.1 million for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to the tighter management of inventory related to the increase in case sale volume. We incurred a net loss of $116,000 for the three months ended June 30, 2015.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group  (previously known as BFI Business Finance). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of June 30, 2015, our eligible borrowing base was approximately $1.0 million, of which we had drawn down $729,000 as of that date. We may use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3.

During the second quarter ended June 30, 2015, we received $114,000 in cash from the exercise of stock options, which included $102,000 from the exercise of stock options by our CEO for 300,000 shares of common stock. We may receive additional cash through the exercise of stock options or warrants in the future; however, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of stock options or warrants.

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

2. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$2,741	$2,096
Raw materials	734	507
	$3,475	$2,603

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

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $2.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of June 30, 2015, our eligible borrowing base was approximately $1.0 million, of which we had drawn down $729,000. Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less than 4%, and a loan fee of 0.15% on the daily loan balance is payable to CapitalSource on a monthly basis. The Loan Facility, as amended in December 2014, provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. The Loan Facility has a term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term, with an annual fee of $15,000. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2015,  we were in compliance with all covenants under the Loan Facility.

We drew on our Loan Facility during the quarter with a balance of $729,000 as of June 30, 2015. The draws on the Loan Facility were used to fulfill short-term working capital needs to avoid foreign exchange losses from transferring funds from our Canadian operations to the U.S. operations. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

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

As of June 30, 2015,  3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash in the quarter ended September 2013.  No warrants were exercised during the six months ended June 30, 2015.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of June 30, 2015, there were 3,338,538 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2015	2,576,987	$0.58
Options granted	740,000	0.33
Options exercised	(342,500)	0.33
Options cancelled/expired	(341,667)	0.41
Balance at June 30, 2015	2,632,820	$0.56
Exercisable, June 30, 2015	1,762,258	$0.66
Vested and expected to vest	2,416,850	$0.58

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

At June 30, 2015, we had unrecognized compensation expense related to stock options of $167,000 to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income statement account:
Selling and marketing	$11	$8	$24	$18
General and administrative	79	92	106	169
	$90	$100	$130	$187

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2015		2014
Expected dividend yield	—		—
Expected stock price volatility	88.3%		101.6%
Risk-free interest rate	1.6%		1.8%
Expected term (in years)	5.4	years	5.5	years
Weighted-average grant date fair-value	$0.24		$0.34

During the six months ended June 30, 2015, no modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at June 30, 2015 and 2014 was $21,000 and $612,300 and for options exercisable was $16,000 and $260,000, respectively. Additionally, the aggregate intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $2,000 and $51,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$2,730	$2,494	$4,846	$4,693
Canada	1,461	1,382	2,137	1,974
Other countries	71	3	172	102
Total revenue	$4,262	$3,879	$7,155	$6,769

During the three months ended June 30, 2015 and 2014, three of our customers represented approximately 35% and 37%, respectively, of revenue. During the six months ended June 30, 2015 and 2014, three of our customers represented approximately 35% and 33%, respectively, of revenue.

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

	Three months ended June 30,				Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$4,262	100.0%	$3,879	100.0%	$7,155	100.0%	$6,769	100.0%
Cost of goods sold	(3,209)	(75.3)%	(3,007)	(77.5)%	(5,360)	(74.9)%	(5,204)	(76.9)%
Gross profit	1,053	24.7%	872	22.5%	1,795	25.1%	1,565	23.1%
Selling and marketing expenses	(542)	(12.8)%	(591)	(15.2)%	(974)	(13.6)%	(1,089)	(16.1)%
General and administrative expenses	(603)	(14.1)%	(683)	(17.6)%	(1,142)	(16.0)%	(1,388)	(20.5)%
Loss from operations	(92)	(2.2)%	(402)	(10.4)%	(321)	(4.5)%	(912)	(13.5)%
Other (expense) income, net	(14)	(0.3)%	3	0.1%	(57)	(0.8)%	(8)	(0.1)%
Loss before income taxes	(106)	(2.5)%	(399)	(10.3)%	(378)	(5.3)%	(920)	(13.6)%
Income tax expense, net	(10)	(0.2)%	(30)	(0.8)%	(16)	(0.2)%	(48)	(0.7)%
Net loss	$(116)	(2.7)%	$(429)	(11.1)%	$(394)	(5.5)%	$(968)	(14.3)%
Basic and diluted net loss per share	$(0.00)		$(0.01)		$(0.01)		$(0.02)

					As of
					June 30, 2015		December 31, 2014
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable					$3,324		$2,094
Fixed assets, net					25		25
Total assets					6,983		4,874
Long-term liabilities					13		2
Working capital					2,465		2,568

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Case sale data (288-ounce equivalent):
Finished product cases	313,000		278,000		538,000		491,000

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Revenue

For the quarter ended June 30, 2015,  revenue was approximately $4.3 million, an increase of $383,000, or 9.9% from $3.9 million in revenue for the quarter ended June 30, 2014. This was affected by foreign exchange translation adjustments from Canadian sales given the continued weakness of the Canadian dollar throughout the quarter ended June 30, 2015 compared to the second quarter in 2014. Case sale volume increased 13% compared to the quarter ended June 30, 2014. The increase in case sales reflects increased sales of our core Jones Cane Sugar Soda product line in Canada and in the U.S., as well as increased sales of our other offerings. For the quarter ended June 30, 2015, trade spend and promotion allowances, which offset revenue, totaled $316,000, a decrease of $143,000 or 31.2%, from $459,000 in 2014 primarily due to tighter management of promotional programming.

Gross Profit

For the quarter ended June 30, 2015, gross profit increase by approximately $181,000 or 20.8%, to $1.1 million compared to $872,000 for the quarter ended June 30, 2014 due to the 13% increase in case sale volume and the favorable impact of shifting more production to Canadian operations given the Canadian-U.S. dollar exchange rate during the quarter. For the quarter ended June 30, 2015 gross margin as a percentage of revenue increased to 24.7% from 22.5% for the quarter ended June 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2015 were approximately $542,000, a decrease of $49,000, or 8.3%, from $591,000 for the quarter ended June 30, 2014, due to tighter management of operating expenses and reflecting our variable compensation model. Selling and marketing expenses as a percentage of revenue decreased to 12.8% for the quarter ended June 30, 2015, from 15.2% in 2014. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2015 were $603,000, a decrease of $80,000 or 11.7%, compared to $683,000 for the quarter ended June 30, 2014, due primarily to a decrease in compensation and rent expense with our office move in March 2015. General and administrative expenses as a percentage of revenue decreased to 14.1% for the quarter ended June 30, 2015 from 17.6% in 2014. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $10,000 for the quarter ended June 30, 2015, compared to $30,000 for the quarter ended June 30, 2014, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended June 30, 2015 improved to $116,000 from a net loss of $429,000 for the quarter ended June 30, 2014 due to the increase in our gross profit discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015,  revenue was approximately $7.2 million, an increase of $386,000, or 5.7% from $6.8 million in revenue for the six months ended June 30, 2014 due to the increase in case sale volume of 10% compared to the six months ended June 30, 2014. This was affected by foreign exchange translation adjustments from Canadian sales given the continued weakness of the Canadian dollar throughout the six months ended June 30, 2015 compared to the comparable period in 2014.

For the six months ended June 30, 2015, trade spend and promotion allowances, which offset revenue, totaled $612,000, a decrease of $128,000 or 17.3%, from $740,000 in 2014 primarily due to tighter management of promotional programming.

Gross Profit

For the six months ended June 30, 2015, gross profit increased by approximately $230,000 or 14.7%, to $1.8 million compared to $1.6 million for the six months ended June 30, 2014 due to the increase in case sale volume mentioned above and the favorable impact of shifting more production to Canadian operations given the Canadian-U.S. dollar exchange rate during the year.  For the six months ended June 30, 2015 gross margin as a percentage of revenue increased to 25.1% from 23.1% for the six months ended June 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2015 were approximately $974,000, a decrease of $115,000, or 10.6%, from $1.1 million for the six months ended June 30, 2014, due to tighter management of operating expenses. Selling and marketing expenses as a percentage of revenue decreased to 13.6% for the six months ended June 30, 2015, from 16.1% in 2014. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $1.1 million, a decrease of $246,000 or 17.7%, compared to $1.4 million for the six months ended June 30, 2014, due primarily to a decrease in compensation and rent expense. General and administrative expenses as a percentage of revenue decreased to 16.0% for the six months ended June 30, 2015 from 20.5% in 2014. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $16,000 for the six months ended June 30, 2015, compared to $48,000 for the six months ended June 30, 2014, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the six months ended June 30, 2015 improved to $394,000 from a net loss of $968,000 for the six months ended June 30, 2014 due to the increase in our gross profit discussed above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash-equivalents of approximately $667,000 and working capital of $2.5 million. Cash used in operations during the six months ended June 30, 2015 totaled $984,000 compared to $1.1 million, for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to the tighter management of inventory related to the increase in case sale volume. We incurred a net loss of $116,000 for the three months ended June 30, 2015.

As of the date of this Report, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs through December 31, 2015. Additionally, our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured Loan Facility with CapitalSource Business Finance Group  (previously known as BFI Business Finance). The Loan Facility allows us to borrow a maximum aggregate amount of up to $2.0 million based on eligible accounts receivable and inventory. As of June 30, 2015, our eligible borrowing base was approximately $1.0 million, of which we had drawn down $729,000 as of that date. We may use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3.

During the second quarter ended June 30, 2015, we received $114,000 in cash from the exercise of stock options, which included $102,000 from the exercise of stock options by our CEO for 300,000 shares of common stock. We may receive additional cash through the exercise of stock options or warrants in the future; however, we cannot predict the timing or amount of cash proceeds we may receive from exercise, if at all, of stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities Exchange Commission on March 25, 2015. There have been no material changes in our critical accounting policies during the three months ended June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  June 30, 2015. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2015.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

August 7, 2015

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

By:	/s/ Mark J. Miyata
Mark J. Miyata
Vice President of Finance