Form 10-K
period 2015-12-31
JONES SODA CO
filed 2016-03-24
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s  common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11,496,148 using the closing price on that day of $ 0.32.

As of March 18, 2016, there were 41,314,894 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

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
•

Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

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

•	Fluctuations in fuel and freight costs;
•	Fluctuations in currency exchange rates, particularly between the U.S. and Canadian dollars;
•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	18
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accounting Fees and Services	45

PART IV
Item 15.	Exhibits and Financial Statement Schedules	45
SIGNATURES		46

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

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

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 66 South Hanford Street, Suite 150, Seattle, Washington 98134. Our telephone number is (206) 624-3357.

Jones Soda Products

Our strategy is to focus on our core brand, Jones Soda, within the sparkling beverage category. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing customer photos on the fountain equipment and cups. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating is the bright, colorful look of our drinks, which have distinctive names such as FuFu Berry and Berry Lemonade. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.  Jones Soda is made with high quality ingredients, including pure cane sugar.

Jones Zilch

Jones Zilch is a sugar-free version of our Jones Soda line providing an alternative for consumers. Jones Zilch, sweetened with Splenda® and with zero calories, is an important product extension, especially in light of the increasing consumer preferences for zero and lower-calorie options. Jones Zilch is sold in glass bottles, cans and on fountain.

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

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment (our Jones Soda and Jones Zilch lines) and the natural carbonated drinks (natural sparkling) segment (for our Jones Stripped line).  The CSD segment is the largest segment in the sparkling beverage category, and in the U.S., is a $77.4 billion industry (according to the April 17, 2015 issue of Beverage Digest). During 2014, the CSD segment resumed growth with an increase of 1.4% as a result of raising prices, partially offset by volume declines of 0.9% (according to the April 17, 2015 issue of Beverage Digest). Within the CSD segment are craft and premium sodas, which provide consumers with an alternative to the large corporate brands and is where our Jones Soda line competes. In the U.S., the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

New Products

As part of our growth strategy, we create new products and brands in the beverage industry. In 2016, we announced two new product lines.

Lemoncocco

Lemoncocco is a new premium non-carbonated blended beverage that we officially launched in January 2016.  Lemoncocco represents a new brand in the non-carbonated segment of the beverage industry, an important category for the industry. Lemoncocco was inspired by the refreshment stands found along the streets of Rome, Italy.

7-Select®   Premium Sodas crafted by Jones Soda Co.

In February 2016, we announced our partnership with 7-Eleven, Inc. wherein both companies partnered to create 7-Select brand premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select is available exclusively at participating 7-Eleven locations across the United States.

Our Focus for Fiscal 2016: Sales Growth

Our focus for fiscal 2016 is driving to profitability through case sale and revenue growth. Over the past three and a half years, we implemented substantial internal changes to our organization, and have achieved significant reductions in our operating expenses and efficiencies in our operations.

The following are key components of this focus for 2016:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Build upon partnerships with major retail chains, such as 7-Eleven, Inc., in innovative ways, while continuing to build our base of independent accounts;
•	Expand our fountain program of our core product lines in the United States and Canadian marketplaces;
•	Build the Lemoncocco brand in select markets in the United States and Canada; and
•	Increase the focus on international expansion.

Product Distribution and Sales Strategy

Our core products are distributed and sold throughout the U.S. and Canada and in select international markets. Our primary distribution channels are our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sales directly to national and regional retail accounts). We also have our online channel for internet sales of various products. We strategically build our national and regional retailer network by focusing on distribution systems that we believe will provide top-line drivers for our products and increased availability and visibility of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that data suggests have a high affinity for the Jones brand and can be pursued within our financial resources. For 2016, we are focusing our efforts internationally on Ireland, the United Kingdom and Costa Rica.

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

For the year ended December 31, 2015, our top three accounts by revenue represent approximately 33% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

We contract with independent trucking companies to have our product shipped from our contract manufacturers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail accounts. We recognize revenue upon receipt by our distributors and national account customers of our products, net of discounts and promotional allowances, and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date has not been material.

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

Product availability at a specific store location for any of our named retailers is subject to the retailer, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under “Store-Product Locator.”

DTR (direct to retail)

Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains and retail accounts, including convenience store chains, mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system (rather than through our DSD network). These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments or termination fees.

Fountain

Beginning in 2015, we are offering Jones Soda and Jones Zilch in fountain format, which we are calling Jones Cane Sugar Fountain. We are working with a group of fountain distributors in our DSD network in select regions in the U.S. and Canada to provide proprietary fountain equipment or other methods to offer fountain products. The fountain equipment is branded similarly as our traditional bottles and cans, prominently displaying our consumer submitted photos. We sell concentrate to the distributors for use in the fountain equipment. Our fountain offerings include traditional flavors such as Cola, Diet Cola, Ginger Ale, Orange & Cream and Lemon Lime, while also offering fun flavors such as Berry Lemonade and Green Apple.

Sales

Our products are sold throughout the U.S. and Canada, primarily in convenience stores, grocery stores, and “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2015, sales in the U.S. represented approximately 70% of total sales, while sales in Canada represented approximately 27%, and we had approximately 3% in other international sales.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding and snowboarding. We also have a program of sponsoring up and coming music bands. We believe this effort to position our products in alternative accounts and venues draws on a younger generation of customers that value their independence away from the larger soft drink brands.

Social Media

Our core marketing pillar is the open access our consumers have to define the brand through our website Jonessoda.com. We actively participate in blogs and several different social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, Twitter and Instagram. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.

Consumer Submitted Photos

We are well-known for the photos on our labels.  We invite our consumers to send us photos of their lives, and we select from those photos for use on our labels. Photos can be submitted through our website at our “Jones Soda  Photo Gallery.” Every Jones Soda glass bottle and can has a picture provided to us by a consumer.

Customized Photo Labels

We also provide our Jones Soda customers, ranging from businesses to end consumers, customized and personalized 6-packs and 12-packs of Jones Soda   (in bottles) that they can create with their own photos on the labels. The strategy of this program is to provide a customized and personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our website and create their own “myJones” labels. The personalized labels are downloaded at our headquarters, applied to 12-packs of Jones Soda and delivered to the consumer.

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

Partnership with Young Audiences

Beginning in 2014, we partnered with Young Audiences to launch the Jones Soda Photography Curriculum, which was created to teach children about the art of photography. Young Audience’s mission is to ensure arts remain an integral part of youth education, with the help of organizations such as Jones Soda. We feel that it is a worthy cause directly aimed at supporting the children that make up our fan base. Customer-submitted photos are one of our key assets, and to utilize them in a way that we can give back to the community, is directly aligned with the brand’s core values.

Brand and Product Development

We understand the importance of creating new beverage products and enhancing our existing products to meet the ever changing consumer taste profile. We continue to expand our Jones Cane Sugar Fountain program that allows for our Jones Soda product line to be offered “on tap.” We partner with restaurants and grocery stores that prefer to offer new innovative and pure cane sugar fountain opportunities for their guests and we utilize a select group of fountain distributors to service these retail customers.

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

In addition to the above extensions to the Jones Soda brand, we have created and launched a new brand with its own separate identity from the Jones Soda brand, LemoncoccoTM.  We believe that Lemoncocco represents a new category in the non-carbonated beverage industry and that developing a separate all natural beverage brand is an important opportunity for the company.

We have also announced our partnership with 7-Eleven, Inc. wherein both companies partnered to create 7-Select brand premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select premium sodas crafted by Jones are available exclusively at participating 7-Eleven locations across the United States.

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

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. Examples of this  include Lemoncocco,  a new beverage we officially launched in January 2016, and Jones Stripped, which we launched in 2013 to enhance our sparkling portfolio.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the U.S., we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES STRIPPED™” and “LEMONCOCCO ™”.

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

Employees

As of the date of this Report, we have 26 employees, all but two of which are full-time. Of our 26 employees, 16 are employed in sales and marketing capacities, 6 are employed in administrative capacities and 4  are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

We make available on or through our website at www.jonessoda.com our SEC filings free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, the following corporate governance materials are also available on our website under “Investor Relations — Corporate Governance:”

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2016 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our case sales goals and increase case sales going forward as our 2016 operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our case sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.  Additionally, if we do not meet our case sales goals, we may be required to use our secured credit facility (which is currently available for our working capital needs), implement further expense reductions, seek additional financing, or pursue a sale or other strategic alternatives.  The uncertainties relating to our ability to successfully execute our 2016 operating plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern.

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

For the year ended December 31, 2015, our top three accounts by revenue represent approximately 33% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts (including our new private label relationship with 7-Eleven) could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and new national partners, like 7-Eleven Inc., may make orders that are larger than we have historically been required to fill.  Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2016. We cannot predict whether we will be able to renew our fixed price purchase commitment for glass or the terms of any new glass contract, the terms of which may be materially different than our current terms. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results

If we are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies, we might not be able to satisfy demand on a short-term basis. Moreover, in the past there have been industry-wide shortages of certain concentrates, supplements and sweeteners and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

Increases in costs of energy and freight may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges.  If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2016. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

During 2015 and continuing into 2016, the exchange rate between the Canadian dollar and the U.S. dollar has fluctuated drastically with the United States dollar significantly strengthening, and is currently near a five-year low in favor of the U.S. dollar. As of March 18, 2016, the U.S. dollar exchange rate for one Canadian dollar was 0.77 (compared to 0.72 as of December 31, 2015 and 0.86 as of December 31, 2014). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions (including co-branded products launched with strategic partners such as 7-Eleven). We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products.

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

Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our CEO in June 2012. If we were to lose the services of Ms. Cue, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us.  During 2015, we obtained key person life insurance on Ms. Cue.

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

We are subject to risks inherent in sales of products in international markets.

Our operations outside of the United States and Canada, particularly in Ireland, the United Kingdom and Costa Rica, contribute to our revenue and profitability, and we believe that these countries and other developing and emerging markets, present important future growth opportunities for us.  However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise.  There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and United States laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

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

We may not be able to meet these objectives, which could have a material adverse effect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales will depend primarily on success in expanding our current markets, improving our distribution base, entering into DTR arrangements with national accounts, and introducing new brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one year terms. See Note 7 in the Notes to Consolidated Financial Statements included in this Report for further discussion.

During 2014 through February 2015,  we sublet approximately 9,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. In December 2014, we entered into an agreement with the landlord for early termination of the sublease, which terminated effective February 28, 2015.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” The following table shows, for each quarter of fiscal 2015 and 2014, the high and low closing sales prices as reported by the OTCQB Marketplace.

2015	High	Low
Fourth quarter (ended December 31, 2015)	$0.52	$0.38
Third quarter (ended September 30, 2015)	0.43	0.29
Second quarter (ended June 30, 2015)	0.41	0.29
First quarter (ended March 31, 2015)	0.44	0.27
2014
Fourth quarter (ended December 31, 2014)	$0.52	$0.34
Third quarter (ended September 30, 2014)	0.52	0.32
Second quarter (ended June 30, 2014)	0.49	0.39
First quarter (ended March 31, 2014)	0.63	0.46

Holders

As of March 18, 2016, there were 41,314,894 shares of common stock issued and outstanding, held by approximately 237 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 18, 2016 was $ 0.68.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$13,591	$13,555	$13,696	$16,384	$17,425
Cost of goods sold	(10,347)	(10,543)	(10,433)	(11,902)	(13,120)
Gross profit	3,244	3,012	3,263	4,482	4,305
Selling and marketing expenses	(1,896)	(2,235)	(2,322)	(3,357)	(6,296)
General and administrative expenses	(2,104)	(2,535)	(2,779)	(3,922)	(5,235)
Loss from operations	(756)	(1,758)	(1,838)	(2,797)	(7,226)
Other income (expense), net	(290)	279	10	(15)	104
Loss before income taxes	(1,046)	(1,479)	(1,828)	(2,812)	(7,122)
Income tax (expense) benefit, net	(74)	(61)	(65)	(91)	(32)
Net loss	(1,120)	(1,540)	(1,893)	(2,903)	(7,154)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.08)	$(0.22)

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$2,612	$2,094	$2,498	$3,396	$3,675
Fixed assets, net	37	25	232	497	844
Total assets	5,354	4,874	5,514	7,020	7,657
Long-term liabilities	—	2	406	485	539
Working capital	1,721	2,568	3,375	4,132	3,552

	Year Ended December 31,
Case sale data (288-ounce equivalent):	2015	2014	2013	2012	2011
Finished product cases	1,041,000	1,012,000	1,036,000	1,190,500	1,301,000

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

Our Focus for Fiscal 2016: Sales Growth

Our focus for 2016 is driving to profitability through case sale and revenue growth. Over the past three and a half years, we implemented substantial internal changes to our organization, and have achieved significant reductions in our operating expenses and efficiencies in our operations.

The following are key components of this focus for 2016:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Build upon partnerships with major retail chains, such as 7-Eleven, Inc., in innovative ways, while continuing to build our base of independent accounts;
•	Expand our fountain program of our core product lines in the United States and Canadian marketplaces;
•	Build the Lemoncocco brand in select markets in the United States and Canada; and
•	Increase the focus on international expansion.

Results of Operations

Years Ended December 31, 2015 and 2014

Revenue

For the year ended December 31, 2015, revenue was approximately $13.6 million, an increase of $36,000, or 0.3% from $13.6 million in revenue for the year ended December 31, 2014. The increase in revenue was primarily due to the increase in case sales of 2.9%. Our 2015 revenues were also negatively impacted by the continued weakness of the Canadian dollar, which resulted in translation loss on our sales in Canada; whereas 2014 revenues were negatively impacted by weakness of the Canadian dollar for the second half of 2014. During 2015 and 2014, respectively, 27% and 31% of our revenues were from Canada.

For the year ended December 31, 2015, promotion allowances and slotting fees, which offset revenue, totaled $1.5 million, a decrease of $167,000, or 10.3%, from $1.6 million, in 2014. This decrease was primarily due to continued tight management of promotional programming.

Gross Profit

	Year Ended December 31,
	2015	2014	% Change
	(Dollars In thousands)
Gross Profit	$3,244	$3,012	7.7%
% of Revenue	23.9%	22.2%

For the year ended December 31, 2015, gross profit increased by approximately $232,000 or 7.7%, to $3.2 million compared to $3.0 million for the year ended December 31, 2014 due to increased case sales and lower costs of production due primarily to favorable impact on cost of goods by shifting more production to Canadian operations given the Canadian-U.S. dollar exchange rate. For the year ended December 31, 2015, gross margin increase to 23.9% from 22.2% for the year ended December 31, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2015 were approximately $1.9 million, a decrease of $339,000, or 15.2%, from $2.2 million for the year ended December 31, 2014.  Selling and marketing expenses as a percentage of revenue decreased to 14.0% for the year ended December 31, 2015, from 16.5% in 2014 due primarily to a decrease in compensation expense due to a shift to a performance based sales model, as well as associated travel expenses for our sales team. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $2.1 million, a decrease of $431,000 or 17.0%, compared to $2.5 million for the year ended December 31, 2014. General and administrative expenses as a percentage of revenue decreased to 15.5% for the year ended December 31, 2015 from 18.7% in 2014. The decrease  in general and administrative expenses was primarily due to decreases in compensation expense, professional fees and rent expense due to our move to our new offices in March 2015. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $74,000 in 2015, compared to $61,000 in 2014, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2015 improved by 27.3% to $1.1 million from a net loss of $1.5 million for the year ended December 31, 2014. This improvement in net loss reflects an increase in gross profit, primarily from increased case sales as well as a reduction in our costs of production, as well as a decrease in operating expenses due to the continued effort to maintain a sustainable cost structure. In addition, net loss for 2014 included other income of $334,000 as a deferred rent adjustment, due to the termination of our prior office sublease. See Note 7 in the Notes to Consolidated Financial Statements included in this Report.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, we had cash and cash-equivalents of approximately $772,000 and $0.9 million, respectively, and working capital of $1.7 million and $2.6 million, respectively. Net Cash used in operations during fiscal years 2015 and 2014 totaled $1.0 million and $1.2 million , respectively. Net Cash used in operations decreased primarily due to improvements in our net loss as discussed above.  Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2015,  net cash provided by financing activities totaled $1,008,000 primarily from the timing and usage of our line of credit and to a lesser extent stock option exercises. This compares to net cash provided by financing activities for the year ended December 31, 2014, which totaled approximately $656,000, primarily from stock option exercises. We incurred a net loss of $1.1 million for the year ended December 31, 2015. Our accumulated deficit increased to $60.7 million as of December 31, 2015 compared to the prior year’s deficit of $59.6 million.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through December 31, 2016. Additionally, our Loan Facility (described below and in Note 5 to Consolidated Financial Statements in this Report), is available for our working capital needs.

We  have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance).  The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.0  million based on eligible accounts receivable and inventory,  plus an additional amount of up to $500,000 in principal advances against purchase orders until March 31, 2016.  Beginning May 31, 2016, our borrowing base under the Loan Facility will increase to $3.2 million based on the maximum aggregate amount of eligible accounts receivable and inventory. As of December 31, 2015, our eligible borrowing base was approximately $1.4 million, for which we had an outstanding balance of $908,000. As of the date of this report,  we have not made any principal advances against purchase orders, and we expect the $500,000 additional purchase order line to expire unused.

During 2015 and 2014, we received $114,000 and $669,000, respectively, from the cash exercise of stock options primarily by our CEO,  but also by several of our directors, officers and employees. See Note 1 in the Notes to Consolidated Financial Statements included in this Report.  From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives, operating plans, continued steady payment from our largest distributors and the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external equity financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liability commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 24, 2016

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$772	$857
Accounts receivable, net of allowance of $27 and $49	1,840	1,237
Inventory	2,569	2,603
Prepaid expenses and other current assets	116	121
Total current assets	5,297	4,818
Fixed assets, net of accumulated depreciation of $907 and $1,399	37	25
Other assets	20	31
Total assets	$5,354	$4,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,786	$1,375
Line of credit	908	—
Accrued expenses	850	814
Taxes payable	30	23
Capital lease obligations, current portion	2	14
Total current liabilities	3,576	2,226
Capital lease obligations	—	2
Deferred rent	11	24
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,314,894 and 40,972,394 shares, respectively	53,764	53,650
Additional paid-in capital	8,467	8,234
Accumulated other comprehensive income	213	295
Accumulated deficit	(60,677)	(59,557)
Total shareholders’ equity	1,767	2,622
Total liabilities and shareholders’ equity	$5,354	$4,874

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
	(In thousands, except share data)
Revenue	$13,591	$13,555
Cost of goods sold	10,347	10,543
Gross profit	3,244	3,012
Operating expenses:
Selling and marketing	1,896	2,235
General and administrative	2,104	2,535
	4,000	4,770
Loss from operations	(756)	(1,758)
Interest expense	(61)	(14)
Other income, net	(229)	293
Loss before income taxes	(1,046)	(1,479)
Income tax expense, net	(74)	(61)
Net loss	$(1,120)	$(1,540)

Net loss per share - basic and diluted	$(0.03)	$(0.04)
Weighted average basic and diluted common shares outstanding	41,171,020	39,659,392

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
	(In thousands)
Net loss	$(1,120)	$(1,540)
Other comprehensive loss:
Foreign currency translation adjustment loss	(82)	(60)
Total comprehensive loss	$(1,202)	$(1,600)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share amounts)
Balance, December 31, 2013	38,710,416	$52,981	$7,941	$355	$(58,017)	$3,260
Exercise of stock options	2,261,978	669	—	—	—	669
Stock-based compensation	—	—	293	—	—	293
Net loss	—	—	—	—	(1,540)	(1,540)
Other comprehensive loss	—	—	—	(60)	—	(60)
Balance, December 31, 2014	40,972,394	53,650	8,234	295	(59,557)	2,622
Exercise of stock options	342,500	114	—	—	—	114
Stock-based compensation	—	—	233	—	—	233
Net loss	—	—	—	—	(1,120)	(1,120)
Other comprehensive loss	—	—	—	(82)	—	(82)
Balance, December 31, 2015	41,314,894	$53,764	$8,467	$213	$(60,677)	$1,767

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,120)	$(1,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	206
Stock-based compensation	233	293
Change in allowance for doubtful accounts	(23)	7
Changes in operating assets and liabilities:
Accounts receivable	(553)	(256)
Inventory	(41)	(324)
Prepaid expenses and other current assets	(41)	289
Other assets	10	27
Accounts payable	416	507
Accrued expenses	101	(56)
Taxes payable	-	3
Deferred rent	(13)	(11)
Other liabilities	-	(390)
Net cash used in operating activities	(1,008)	(1,245)
INVESTING ACTIVITIES:
Purchase of fixed assets	(34)	—
Sale of fixed assets	—	1
Net cash provided by investing activities	(34)	1
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	114	669
Payment of capital lease obligations	(14)	(13)
Proceeds from line of credit, net of repayments	908	—
Net cash provided by financing activities	1,008	656
Net decrease in cash and cash equivalents	(34)	(588)
Effect of exchange rate changes on cash	(51)	(19)
Cash and cash equivalents, beginning of period	857	1,464
Cash and cash equivalents, end of period	$772	$857
Supplemental disclosure:
Cash paid during period for:
Interest	$61	$11
Income taxes	32	32

See accompanying notes to consolidated financial statements

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

Liquidity

As of December 31, 2015 and 2014, we had cash and cash-equivalents of approximately $772,000 and $0.9 million, respectively, and working capital of $1.7 million and $2.6 million, respectively. Net Cash used in operations during fiscal years 2015 and 2014 totaled $1.0 million and $1.2 million, respectively. Net Cash used in operations decreased primarily due to improvements in our net loss. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2015, net cash provided by financing activities totaled $1,008,000 primarily from timing and usage of the line of credit and to a lesser extent stock option exercises. This compares to net cash provided by financing activities for the year ended December 31, 2014, which totaled approximately $656,000, primarily from stock option exercises. We incurred a net loss of $1,120,000 for the year ended December 31, 2015. Our accumulated deficit increased to $60.7 million as of December 31, 2015 compared to the prior year’s deficit of $59.6 million.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through December 31, 2016. Our Loan Facility (described below and in Note 5 to Consolidated Financial Statements in this Report), is available for our working capital needs.

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance). The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.0 million based on eligible accounts receivable and inventory, plus an additional amount of up to $500,000 in principal advances against purchase orders until March 31, 2016. Beginning May 31, 2016, our borrowing base under the Loan Facility will increase to a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2015, our eligible borrowing base was approximately $1.4 million, for which we had an outstanding balance of $908,000. As of the date of this report, we have not made any principal advances against purchase orders and we expect the $500,000 purchase order line to expire unused.

During 2015 and 2014, we received $114,000 and $669,000, respectively, from the cash exercise of stock options primarily by our CEO,  but also including several of our directors, officers and employees. From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible. The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liability commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables, line of credit and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Accounts receivable

Our accounts receivable balance includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $27 and $49 as of December 31, 2015 and 2014, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2015	2014
Balance, beginning of year	$49	$42
Net charges to bad debt expense	9	36
Write-offs	(31)	(29)
Balance, end of year	$27	$49

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

Impairment of long-lived assets

Long-lived assets, which include capital and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no unamortized intangible assets as of December 31, 2015 and 2014.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2015 and 2014, our revenue was reduced by $1.5 million and $1.6 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are primarily for online orders, included in revenue and total $8,000 and $33,000 for the years ended December 31, 2015 and 2014.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2015 and 2014, we incurred advertising costs of $588,000 and $566,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2015 or 2014.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2015 and 2014, due to the net loss, all outstanding stock options and warrants are anti-dilutive.

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

Reclassification of Prior Period

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recent accounting guidance

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09)  to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-2), Leases, which supersedes ASC Topic 840, Leases. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has not determined the impact the adoption of ASU 2016-2 will have on its consolidated financial statements.

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2015	2014
Finished goods	$1,842	$2,096
Raw materials	727	507
	$2,569	$2,603

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2015	2014
Vehicles	$378	$378
Leasehold improvements and equipment	190	698
Office and computer equipment	376	348
	944	1,424
Accumulated depreciation	(907)	(1,399)
	$37	$25

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2015	2014
Employee benefits	$69	$60
Selling and marketing	324	394
Other accruals	457	360
	$850	$814

5. Line of Credit

We have an amended and restated revolving secured Loan Facility with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“CapitalSource”). As of December 31, 2015, the maximum aggregate amount available for borrowing under the Loan Facility was $3.0 million, subject to satisfaction of certain conditions. We further amended the Loan facility in December 2015 and January 2016. The Current term of the Loan Facility expires on December 18, 2016, unless renewed.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000  (subject to any reserve amount established by CapitalSource). As of December 31, 2015, our eligible borrowing base was approximately $1.4 million, for which we had an outstanding balance of $908,000. In addition, through March 31, 2016, we may request up to $500,000 in principal advances against purchase orders. As of the date of this Report, we have not made any principal advances against purchase orders and we expect the $500,000 purchase order line to expire unused.

 Beginning May 31, 2016, our borrowing base under the Loan Facility will increase to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource.  Advances under the Loan Facility bear interest at the prime rate plus 2%, where prime may not be less than 4%, and a loan fee of 0.15% on the daily loan balance is payable monthly. The Loan Facility, as amended in December 2014, provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2015, we were in compliance with all covenants under the Loan Facility.

6. Capital Lease

In January 2011, we entered into capital lease agreements totaling $122,000 for the lease of two branded vehicles used for marketing. The leases are payable over a period of 60 months at 6.99% interest. One vehicle was sold in May 2013. Our remaining scheduled lease payments, which include $22 in interest, are $2,500 for 2016.

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

In December 2014, we entered into a new lease agreement for a new office location and we entered into an agreement for the early termination of the office building sublease without any penalties.  The effective date for termination of the sublease and the start of the new lease were conterminous, effective March 1, 2015. The term of the new lease is five years with an option to extend for additional one year terms. As a result of the terminated lease, we recorded a favorable deferred rent adjustment of $334,000 to other income during 2014. The remaining  deferred rent balance as of December 31, 2014, of  $24,000 was amortized to rent expense during 2015.

As of December 31, 2015, our scheduled payments under the new lease agreement were as follows (in thousands):

Operating Lease
2016	$137
2017	140
2018	144
2019	149
2020	25
$595

During the years ended December 31, 2015 and 2014, we incurred rental expenses of $131,000 and $178,000 respectively.

8. Warrants

In February 2012, as part of our registered offering, we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant has an exercise price of $0.70 per share, for total potential proceeds to us of up to $2,245,250 if all of the warrants are exercised in full for cash. The warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the warrants is subject to certain beneficial ownership limitations and other restrictions set forth in the warrant documents. The term of the warrants expires on August 6, 2017.  Any remaining Warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise, in accordance with the terms of the warrants.

As of December 31, 2015,  3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash during 2013. No warrants were exercised during the year ended December 31, 2015 and 2014, respectively

9.Shareholders’ Equity

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2015, there were 2,853,538 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	4,227,820	$0.44
Options granted	775,000	0.44
Options exercised	(2,261,978)	0.30
Options cancelled/expired	(163,855)	0.34
Balance at December 31, 2014	2,576,987	$0.58
Options granted	1,340,000	0.36
Options exercised	(342,500)	0.33
Options cancelled/expired	(456,667)	0.41
Balance at December 31, 2015	3,117,820	$0.54
Exercisable, December 31, 2015	2,087,717	$0.62
Vested and expected to vest	2,836,707	$0.55

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2015:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	2,388,070	8.17	$0.37	1,363,175	7.37	$0.37
$0.51 to $1.09	571,000	5.62	0.82	565,792	5.60	0.82
$1.10 to $2.99	95,000	5.37	1.20	95,000	5.37	1.20
$3.00 to $3.29	63,750	2.35	3.28	63,750	2.35	3.28
	3,117,820	7.50	0.54	2,087,717	6.65	0.62
(b)	Stock-based compensation expense:

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

At December 31, 2015, we had unrecognized compensation expense related to stock options of $151,000 to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year ended December 31,
	2015	2014
Income statement account:
Selling and marketing	$49	$45
General and administrative	184	248
	$233	$293

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year ended December 31,
	2015		2014
Expected dividend yield	—		—
Expected stock price volatility	85.5%		101.0%
Risk-free interest rate	1.6%		1.8%
Expected term (in years)	5.4	years	5.6	years
Weighted-average grant date fair-value	$0.25		$0.34

During the year ended December 31, 2015, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2015 and 2014 was $86,000 and $48,000 and for options exercisable was $52,000 and $38,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was $2,000 and $107,000.

Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2015.

10.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%.  Effective January 1, 2014, we modified the 401(k) plan to eliminate the safe harbor matching contribution, to move to a discretionary contribution. There were no matching contributions during the years ended December 31, 2015 and 2014.

11.Commitments and Contingencies

Commitments

As of December 31, 2015, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $1,143,000 in 2016, with no current commitments thereafter.

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

12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2015	2014
Current
Federal	$—	$—
State	1	1
Foreign	28	33
Total	29	34
Deferred
Federal	—	—
State	—	—
Foreign	45	27
Total	45	27
Provision for income taxes	$74	$61

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2015	2014
United States	$(1,059)	$(1,629)
Foreign	13	150
Total	$(1,046)	$(1,479)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2015	2014
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(0.52)	(7.68)
State income taxes, net of federal benefit	(3.99)	1.63
Change in valuation allowance	(28.79)	(29.40)
Other, net	(7.78)	(0.84)
Provision for income taxes	(7.08)%	(2.29)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2015	2014
Deferred tax assets
Net operating loss carry forwards	$19,295	$18,910
Capital assets	2	146
Intangible assets	5	6
Inventory adjustment and reserve	49	57
Tenant improvement allowance	-	99
Stock-based compensation	1,684	1,613
Other	62	(35)
Total deferred tax asset	21,097	20,796
Valuation allowance	(21,097)	(20,796)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the year ended December 31, 2014, the valuation allowance increased by $442,000. The amount of the excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $4.7 million as of December 31, 2015. For the year ended December 31, 2015, the valuation allowance increased by $301,000.

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

At December 31, 2015, we had net operating loss carry-forwards for income tax purposes in the United States of $57.1 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2015 and 2014.

The tax years that remain open to examination by the taxing authorities are 2011 – 2015, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

A provision had not been made at December 31, 2015 and 2014, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2015, the resulting withholding tax provision would not be material to our financial condition or results of operations.

13. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2015	2014
Revenue:
United States	$9,567	$8,961
Canada	3,656	4,235
Other countries	368	359
Total revenue	$13,591	$13,555

Fixed assets:
United States	$37	$25
Total fixed assets	$37	$25

During the years ended December 31, 2015 and 2014, three of our customers represented approximately 33% and 37%, respectively of revenues.

14. Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2015 and 2014 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2015 quarter:
Revenue	$2,893	$4,262	$3,763	$2,674
Gross profit	742	1,053	949	501
Loss from operations	(229)	(92)	3	(438)
Net loss	(278)	(116)	(179)	(545)
Basic and diluted loss per share	(0.01)	(0.00)	(0.00)	(0.01)

	Q1	Q2	Q3	Q4
2014 quarter:
Revenue	$2,890	$3,879	$4,375	$2,411
Gross profit	693	872	1,050	397
Loss from operations	(510)	(402)	(177)	(669)
Net loss	(539)	(429)	(233)	(339)
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Numbers may not sum due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Principal Executive and Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2015. Based on that evaluation, the Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2015.

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

Management, under the supervision and with the participation of our Principal Executive and Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2015, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2015, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of  Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2015, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2015, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,117,820	$0.54	3,153,538	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,117,820	$0.54	3,153,538	(1)(2)

_______________________________________

(1)

Consisted of (a) 2,853,538 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2015, the total number of shares of common stock authorized for issuance under the Plan increased by 1,300,000 shares to an aggregate of 8,184,032. As of January 1, 2016, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of 9,484,032 shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2015, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2015, our fiscal year end.

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

              Dated: March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer	March 24, 2016
Jennifer L. Cue

/s/ MILLS A. BROWN	Director	March 24, 2016
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 24, 2016
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 24, 2016
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 24, 2016
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 24, 2016
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

10.2

Sublease Agreement dated June 13, 2011, between 1000 Master Tenant LLC and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on August 12, 2011; File No. 000-28820.)

10.3

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

10.6

Second Modification to Loan and Security Agreement dated as of May 13, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 7, 2016; File No. 000-28820.)

10.7

Third Modification to Loan and Security Agreement dated as of December 18, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 7, 2016; File No. 000-28820.)

10.8

Secured Promissory Note dated as of January 26, 2016, by Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. in favor of CapitalSource Business Finance Group, a dba of BFI Business Finance. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2016; File No. 000-28820.)

10.9

General Continuing Guaranty dated as of December 27, 2013, made by Jones Soda Co. in favor of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.10++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.11

Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.12++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc. and Jones Soda (Canada) INC. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820.)

10.13

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820.)

10.14*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, filed on April 18, 2007, File No. 000-28820.)

10.15*	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement, filed on April 12, 2011, File No. 000-28820.)
10.16*

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

10.18*

Form of Restricted Stock Unit Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820.)

10.19*

Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, our definitive proxy statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820.)

10.20*	Compensation for Directors of Jones Soda Co.(Filed herewith)
10.21*

Employment Offer Letter between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 10, 2010; File No. 000-28820.)

21.1	Subsidiaries of Jones Soda Co. (Filed herewith)
23.1	Consent of Peterson Sullivan LLP (Filed herewith.)
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________________

*	Management contract or compensatory plan or arrangement.
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