Form 10-Q
period 2016-03-31
JONES SODA CO
filed 2016-05-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

As of May 9, 2016, there were 41,314,894 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select®, our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory and revenue;
•	Our ability to effectively manage and grow international distribution and sales;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Our ability to increase revenues and achieve case sales goals;
•	Our ability to manage our operating expenses and generate cash flow from operations;
•	Our ability to secure additional financing, including on terms acceptable to us, if and when needed;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Changes in pricing and SKUs of our products;
•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

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
•

Our ability to attract and retain key personnel, including retaining the services of our CEO, which would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 24,  2016. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$699	$772
Accounts receivable, net of allowance of $37 and $27	2,406	1,840
Inventory	2,790	2,569
Prepaid expenses and other current assets	108	116
Total current assets	6,003	5,297
Fixed assets, net of accumulated depreciation of $911 and $907	32	37
Other assets	21	20
Total assets	$6,056	$5,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,080	$1,786
Accrued expenses	1,160	850
Line of credit	902	908
Taxes payable	37	30
Other current liabilities	-	2
Total current liabilities	4,179	3,576
Deferred rent	12	11
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,314,894 shares	53,764	53,764
Additional paid-in capital	8,496	8,467
Accumulated other comprehensive income	233	213
Accumulated deficit	(60,628)	(60,677)
Total shareholders’ equity	1,865	1,767
Total liabilities and shareholders’ equity	$6,056	$5,354

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share data)
Revenue	$4,274	$2,893
Cost of goods sold	3,102	2,151
Gross profit	1,172	742
Operating expenses:
Selling and marketing	542	432
General and administrative	564	539
	1,106	971
Income (loss) from operations	66	(229)
Interest expense	(22)	(8)
Other income (expense), net	12	(35)
Income (loss) before income taxes	56	(272)
Income tax expense, net	(7)	(6)
Net income (loss)	$49	$(278)

Net income (loss) per share - basic	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.01)
Weighted average basic common shares outstanding	41,314,894	40,972,394
Weighted average diluted common shares outstanding	41,628,078	40,972,394

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income (loss )	$49	$(278)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	20	48
Total comprehensive income (loss )	$69	$(230)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$49	$(278)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	4	9
Stock-based compensation	29	40
Change in allowance for doubtful accounts	11	(17)
Changes in operating assets and liabilities:
Accounts receivable	(561)	(616)
Inventory	(193)	(37)
Prepaid expenses and other current assets	8	(34)
Other assets	-	10
Accounts payable	294	471
Accrued expenses	286	(91)
Taxes payable	5	(23)
Other liabilities	1	(16)
Net cash used in operating activities	(67)	(582)
INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14)
Net cash (used in) provided by investing activities	-	(14)
FINANCING ACTIVITIES:
Payment of capital lease obligations	(2)	(3)
Proceeds from line of credit, net of repayments	(6)	248
Net cash provided by (used in) financing activities	(8)	245
Net decrease in cash and cash equivalents	(75)	(351)
Effect of exchange rate changes on cash	2	(30)
Cash and cash equivalents, beginning of period	772	857
Cash and cash equivalents, end of period	$699	$476
Supplemental disclosure:
Cash paid during period for:
Interest	$22	$8
Income taxes	-	29

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2016, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Liquidity

As of March 31, 2016, we had cash and cash-equivalents of approximately $699,000 and working capital of $1.8 million. Cash used in operations during the three months ended March 31, 2016 totaled $67,000 compared to $582,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume. We reported net income of $49,000 for the three months ended March 31, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through March 31, 2017.  Our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.0 million based on eligible accounts receivable and inventory, plus an additional amount of up to $500,000 in principal advances against purchase orders until March 31, 2016. As of March 31, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down $902,000.  During the three months ended March 31, 2016, we made no principal advances against purchase orders resulting in the $500,000 additional purchase order line expiring unused. See Note 3 for further information.

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

Seasonality and other fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we fill the “pipeline” of a new distribution partner or a large retail partner such as 7-Eleven.  Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Net income (loss) per share

The computation for basic and diluted earnings per share is as follows (in thousands, except share data):

	Three months ended March 31,
	2016	2015
Net income (loss)	$49	$(278)
Weighted average common shares outstanding:
Basic	41,314,894	40,972,394
Dilutive stock options	313,184	-
Diluted	41,628,078	40,972,394
Net income (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standard Update (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual periods beginning after December 15, 2017. In June 2015, the FASB deferred for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. We are evaluating the impact this standard may have on our revenue recognition, but do not expect that the adoption will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is intended to provide more transparent and economically neutral information about the assets and liabilities that arise from leases than previous guidance. The ASU is effective for public entities for annual periods beginning on or after December 15, 2018. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are evaluating the impact of this standard but do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which amends ASC 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for public entities for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period. We are evaluating the impact of this standard but do not expect that the adoption will have a material impact on our financial statements.

2. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$1,980	$1,842
Raw materials	810	727
	$2,790	$2,569

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group  (“CapitalSource”), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $3.0 million, subject to satisfaction of certain conditions. We originally entered into this Loan Facility on December 27, 2013, and amended and renewed it for an additional year as of December 18, 2015 and January 7, 2016.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.0 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $300,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of March 31, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down $902,000.  In addition, through March 31, 2016, we had in place an additional purchase order line under which we were able request up to $500,000 in principal advances against purchase orders. During the three months ended March 31, 2016, we made no principal advances against purchase orders resulting in the additional purchase order line expiring unused.  Advances under the Loan Facility as amended in January 2016, bear interest at the prime rate plus 2%, and a loan fee of 0.15% on the daily loan balance is payable to CapitalSource on a monthly basis with a minimum annual interest requirement of $30,000.  The Loan Facility has a term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term. The Company pays an annual fee of 0.75% of the total commitment.

Beginning April 1, 2016, our borrowing base under the Loan Facility will increase to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. Additionally, the advances under the loan will bear interest at prime plus 1% beginning on April 1, 2016. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2016,  we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Warrants

In February 2012 as part of our registered offering, we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant has an exercise price of $0.70 per share, for total potential proceeds to us of up to $2,245,250 if all of the warrants are exercised in full for cash. The warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the warrants is subject to certain beneficial ownership limitations and other restrictions set forth in the warrant documents. The term of the warrants expires on August 6, 2017.  Any remaining warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise (to the extent that the volume weighted average trading price of our common stock as of such date exceeds the warrant exercise price).

As of March 31, 2016,  3,057,500 of the warrants remain outstanding. No warrants were exercised during the three months ended March 31, 2016.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2016, the total number of shares of common stock authorized under the Plan increased to 9,484,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of March 31, 2016, there were 3,808,538 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	3,117,820	$0.58
Options granted	455,000	0.47
Options cancelled/expired	(117,500)	0.36
Balance at March 31, 2016	3,455,320	$0.53
Exercisable, March 31, 2016	2,044,486	$0.62
Vested and expected to vest	3,044,384	$0.55

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

At March 31, 2016, we had unrecognized compensation expense related to stock options of $224,000 to be recognized over a weighted-average period of 3.2 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended March 31,
	2016	2015
Income statement account:
Selling and marketing	$11	$13
General and administrative	18	27
	$29	$40

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2016		2015
Expected dividend yield	—		—
Expected stock price volatility	87.9%		96.2%
Risk-free interest rate	1.7%		1.7%
Expected term (in years)	6.1	years	6.1	years
Weighted-average grant date fair-value	$0.34		$0.29

The aggregate intrinsic value of stock options outstanding at March 31, 2016 and 2015 was $953,000 and $57,000 and for options exercisable was $482,000 and $46,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three months ended March 31, 2016 and 2015.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
United States	$3,565	$2,116
Canada	684	676
Other countries	25	101
Total revenue	$4,274	$2,893

During the three months ended March 31, 2016 and 2015,  four and three of our customers represented approximately 59% and 36% or revenue, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2015 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 24,  2016.

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

The following are key components of this focus for 2016:

•	Utilize the strategic distribution improvements implemented across the United States and Canada to grow national and independent account sales of our core Jones Soda lines;
•	Build upon partnerships with major retail chains, such as 7-Eleven, Inc., while continuing to build our base of independent accounts;
•	Expand our fountain program of our core product lines in the United States and Canadian marketplaces;
•	Build the Lemoncocco brand in select markets in the United States and Canada; and
•	Increase the focus on international expansion.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended March 31,
	2016	% of Revenue	2015	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$4,274	100.0%	$2,893	100.0%
Cost of goods sold	(3,102)	(72.6)%	(2,151)	(74.4)%
Gross profit	1,172	27.4%	742	25.6%
Selling and marketing expenses	(542)	(12.7)%	(432)	(14.9)%
General and administrative expenses	(564)	(13.2)%	(539)	(18.6)%
Operating income (loss)	66	1.5%	(229)	(7.9)%
Interest expense	(22)	(0.5)%	(8)	(0.3)%
Other income (expense), net	12	0.3%	(35)	(1.2)%
Income (loss) before income taxes	56	1.3%	(272)	(9.4)%
Income tax expense, net	(7)	(0.2)%	(6)	(0.2)%
Net income (loss)	$49	1.1%	$(278)	(9.6)%
Basic and diluted net income (loss) per share	$0.00		$(0.01)

	As of
	March 31, 2016		December 31, 2015
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$3,105		$2,612
Fixed assets, net	32		37
Total assets	6,056		5,354
Long-term liabilities	12		11
Working capital	1,824		1,721

	Three months ended March 31,
	2016		2015
Case sale data (288-ounce equivalent):
Finished product cases	389,000		225,000

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Revenue

For the quarter ended March 31, 2016,  revenue was approximately $4.3 million,  an increase of $1.4 million, or 47.7% from $2.9 million in revenue for the quarter ended March 31, 2015. This was driven by case sales volume increase of 73% compared to the same period in 2015. The increase in  case sales resulted primarily from the initial product launch (“pipeline fill”) of 7-Select into participating 7-Eleven locations across the United States.

For the quarter ended March 31,  2016, trade spend and promotion allowances, which offset revenue, totaled $534,000, an increase of $238,000 or 80.4%, from $296,000 in 2015, due primarily to the 7-Select pipeline fill.

Gross Profit

For the quarter ended March 31, 2016, gross profit increase by approximately $430,000 or 58.0%, to $1,172,000 compared to $742,000 for the quarter ended March 31, 2015, due to efficiencies related to the pipeline fill of 7-Select, as well as, the continued year over year net of the favorable impact on cost of goods by shifting more production to Canadian operations given the Canadian-U.S. dollar exchange rate during the quarter. For the quarter ended March 31, 2016, gross margin as a percentage of revenue increased to 27.4% from 25.6% for the quarter ended March 31, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2016 were approximately $542,000,  an increase of $110,000, or 25.5%, from $432,000 for the quarter ended March 31, 2015, due primarily to expenses associated with the launch of 7-Select.  Selling and marketing expenses as a percentage of revenue decreased to 12.7% for the quarter ended March 31, 2016, from 14.9% in 2015. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2016 were $564,000, a increase of $25,000 or 4.6%, compared to $539,000 for the quarter ended March 31, 2015, due primarily to front loaded costs associated with our 7-Select product launch. General and administrative expenses as a percentage of revenue decreased to 13.2% for the quarter ended March 31, 2016 from 18.6% in 2015. We will continue to carefully manage general and administrative expenses with our working capital resources.

Income Tax Expense

We had $7,000 income tax expense for the quarter ended March 31, 2016, compared to $6,000 for the quarter ended March 31, 2015, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (Loss)

Net income for the quarter ended March 31, 2016 was  $49,000 compared to a net loss of $278,000 for the quarter ended March 31, 2015 due to the increase in case volume as discussed above.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash-equivalents of approximately $699,000 and working capital of $1.8 million. Cash used in operations during the three months ended March 31, 2016 totaled $67,000 compared to $582,000, for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume. We had net income of $49,000 for the three months ended March 31, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated working capital requirements through March 31, 2017.  Our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.0 million based on eligible accounts receivable and inventory. Beginning April 1, 2016, our borrowing base under the Loan Facility will increase to $3.2 million based on the maximum aggregate amount of eligible accounts receivable and inventory. During the quarter ended March 31, 2016, the Loan Facility included an additional amount of up to $500,000 in principal advances against purchase orders; however, we did not use this additional purchase order line and it expired unused on March 31, 2016. As of March 31, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down $902,000. We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3.

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

Seasonality and other Fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when the Company fills the “pipeline” of a new distribution partner or a large retail partner such as 7-Eleven.  Sales results may also fluctuate based on the number of SKUs selected or removed by the Company’s distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 24,  2016. There have been no material changes in our critical accounting policies during the three months ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2016.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Appointment of Executive Officer

Effective May 11, 2016, the Board of Directors appointed Max Schroedl as our new Vice President of Finance, to serve as our Principal Financial and Accounting Officer.  Mr. Schroedl, age 33, has served as Controller of the Company since January, 2016.  Previously, Mr. Schroedl served as Controller of Sabey Data Centers from May 2013 to November 2015. In addition, he held various accounting and financial reporting roles at Expedia, Inc. from May 2012 to May 2013, BRE Properties Inc. from April 2008 to May 2012, and Deloitte from September 2006 to March 2008. Mr. Schroedl has a Bachelors of Arts in Business Administration (accounting emphasis) and Masters in Public Accounting (audit & assurance), both from the University of Washington, and is a Certified Public Accountant.  The Company does not have an employment agreement with Mr. Schroedl.  There are no family relationships between Mr. Schroedl and any of our directors or other executive officers.

2016 Annual Meeting - Submission of Matters to a Vote of Shareholders

At our 2016 Annual Meeting of Shareholders held on May 11, 2016, the following matters were submitted to a vote of our shareholders:

The shareholders elected the following six directors, who received the number of votes set forth opposite their respective names:

	For	Withheld	Broker Non-Votes

Mills A. Brown	8,375,273	468,817	25,800,677
Richard V. Cautero	8,381,537	462,553	25,800,677
Jennifer L. Cue	8,484,355	359,735	25,800,677
Michael M. Fleming	8,303,982	540,108	25,800,677
Matthew K. Kellogg	8,318,057	526,033	25,800,677
Susan A. Schreter	8,281,935	562,155	25,800,677

The shareholders ratified the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for the fiscal year 2016 by a vote of 33,364,437 shares For, 1,156,014 shares Against, and 124,316 shares abstaining. There were no broker non-votes in connection with this matter.

 The shareholders approved a non-binding advisory resolution (commonly referred to as a “say-on-pay” resolution) on our executive compensation for fiscal year 2015 by a vote of 7,752,858 shares For, 836,730 shares Against, and 254,502 shares abstaining. There were 25,800,677 broker non-votes in connection with this matter.

The shareholders approved “1 year” as the frequency of the “say-on-pay” resolution as by a vote of 7,138,175 shares For 1 year (annual), 1,147,512 For 2 years, 387,727 For 3 years, and 170,676 shares abstaining. There were 25,800,677 broker non-votes in connection with this matter.

ITEM 6.EXHIBITS

31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Max Schroedl, Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Max Schroedl, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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

May 13, 2016

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Vice President of Finance and Principal Financial Officer