Form 10-Q
period 2016-06-30
JONES SODA CO
filed 2016-08-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

As of August 1, 2016, there were 41,317,394 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select®, our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Our ability to effectively manage and grow international distribution and sales;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Our ability to increase revenues and achieve case sales goals;
•	Our ability to manage our operating expenses and generate cash flow from operations;
•	Our ability to secure additional financing, including on terms acceptable to us, if and when needed;
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$584	$772
Accounts receivable, net of allowance of $37 and $27	2,736	1,840
Inventory	2,514	2,569
Prepaid expenses and other current assets	80	116
Total current assets	5,914	5,297
Fixed assets, net of accumulated depreciation of $915 and $907	32	37
Other assets	21	20
Total assets	$5,967	$5,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,727	$1,786
Line of credit	1,187	908
Accrued expenses	1,059	850
Taxes payable	44	30
Other current liabilities	-	2
Total current liabilities	4,017	3,576
Deferred rent	11	11
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,317,394 shares and 41,314,894 shares, respectively	53,765	53,764
Additional paid-in capital	8,544	8,467
Accumulated other comprehensive income	323	213
Accumulated deficit	(60,693)	(60,677)
Total shareholders’ equity	1,939	1,767
Total liabilities and shareholders’ equity	$5,967	$5,354

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,304	$4,262	$8,578	$7,155
Cost of goods sold	3,218	3,209	6,320	5,360
Gross profit	1,086	1,053	2,258	1,795
Operating expenses:
Selling and marketing	505	542	1,047	974
General and administrative	587	603	1,151	1,142
	1,092	1,145	2,198	2,116
Income (loss) from operations	(6)	(92)	60	(321)
Interest expense	(21)	(16)	(43)	(24)
Other (expense) income, net	(29)	2	(17)	(33)
Loss before income taxes	(56)	(106)	-	(378)
Income tax expense, net	(9)	(10)	(16)	(16)
Net loss	$(65)	$(116)	$(16)	$(394)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average basic and diluted common shares outstanding	41,315,727	41,075,505	41,315,308	41,023,950

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net loss	$(65)	$(116)	$(16)	$(394)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	90	(21)	110	27
Total comprehensive income (loss)	$25	$(137)	$94	$(367)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(16)	$(394)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	8	14
Stock-based compensation	77	130
Change in allowance for doubtful accounts	10	(5)
Changes in operating assets and liabilities:
Accounts receivable	(810)	(1,344)
Inventory	79	(902)
Prepaid expenses and other current assets	36	(17)
Other assets	-	10
Accounts payable	(59)	1,671
Accrued expenses	201	(118)
Taxes payable	12	(14)
Other liabilities	-	(15)
Net cash used in operating activities	(462)	(984)
INVESTING ACTIVITIES:
Purchase of fixed assets	(5)	(14)
Net cash used in investing activities	(5)	(14)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	114
Payment of capital lease obligations	(2)	(7)
Proceeds from line of credit, net of repayments	279	729
Net cash provided by financing activities	278	836
Net decrease in cash and cash equivalents	(189)	(162)
Effect of exchange rate changes on cash	1	(28)
Cash and cash equivalents, beginning of period	772	857
Cash and cash equivalents, end of period	$584	$667
Supplemental disclosure:
Cash paid during period for:
Interest	$43	$24
Income taxes	-	30

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2016, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2016, we had cash and cash-equivalents of approximately $584,000 and working capital of $1.9 million. Cash used in operations during the six months ended June 30, 2016 totaled $462,000 compared to $984,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume. We reported a  net loss of $65,000 for the three months ended June 30, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through June 30, 2017.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down $1.2 million.  See Note 3 for further information.

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

Seasonality and other fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner such as 7-Eleven.  Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

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

2. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$1,519	$1,842
Raw materials	995	727
	$2,514	$2,569

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group  (“CapitalSource”), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $3.2 million, subject to satisfaction of certain conditions. We originally entered into this Loan Facility on December 27, 2013, and amended and renewed it for an additional year as of December 18, 2015 and January 7, 2016.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of June 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down $1.2 million. Advances under the Loan Facility as amended in January 2016, bear interest at the prime rate plus 1%,  and a loan fee of 0.15% on the daily loan balance is payable to CapitalSource on a monthly basis with a minimum annual interest requirement of $30,000.  The Loan Facility has a term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term. The Company pays an annual fee of 0.75% of the total commitment.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2016,  we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

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

As of June 30, 2016,  3,057,500 of the warrants remain outstanding. No warrants were exercised during the six months ended June 30, 2016.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of June 30, 2016, there were 3,723,538 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	3,117,820	$0.58
Options granted	540,000	0.50
Options exercised	(2,500)	0.34
Options cancelled/expired	(117,500)	0.36
Balance at June 30, 2016	3,537,820	$0.54
Exercisable, June 30, 2016	2,371,883	$0.58
Vested and expected to vest	3,196,282	$0.55

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

At June 30, 2016, we had unrecognized compensation expense related to stock options of $214,000 to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income statement account:
Selling and marketing	$14	$11	$25	$24
General and administrative	34	79	52	106
	$48	$90	$77	$130

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2016		2015
Expected dividend yield	—		—
Expected stock price volatility	87.2%		88.3%
Risk-free interest rate	1.7%		1.6%
Expected term (in years)	6.1	years	5.4	years
Weighted-average grant date fair-value	$0.37		$0.24

The aggregate intrinsic value of stock options outstanding at June 30, 2016 and 2015 was $691,000 and $21,000 and for options exercisable was $458,000 and $16,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 2,500 and 342,500 options exercised during the six months ended June 30, 2016 and 2015, respectively. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2016 and 2015, was $1,000 and $2,000 respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$3,230	$2,730	$6,724	$4,846
Canada	930	1,461	1,629	2,137
Other countries	144	71	225	172
Total revenue	$4,304	$4,262	$8,578	$7,155

During the three months ended June 30, 2016 and 2015,  five and three of our customers represented approximately 41% and 35%, respectively, of revenue. During the six months ended June 30, 2016 and 2015,  four and three of our customers represented approximately 47% and 35%, respectively, of revenue.

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

Overview

We develop, produce, market and distribute premium beverages in various formats for our core Jones Soda lines, Lemoncocco Brand and private label initiatives, which we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

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

	Three months ended June 30,				Six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$4,304	100.0%	$4,262	100.0%	$8,578	100.0%	$7,155	100.0%
Cost of goods sold	(3,218)	(74.8)%	(3,209)	(75.3)%	(6,320)	(73.7)%	(5,360)	(74.9)%
Gross profit	1,086	25.2%	1,053	24.7%	2,258	26.3%	1,795	25.1%
Selling and marketing expenses	(505)	(11.7)%	(542)	(12.7)%	(1,047)	(12.2)%	(974)	(13.6)%
General and administrative expenses	(587)	(13.6)%	(603)	(14.1)%	(1,151)	(13.4)%	(1,142)	(16.0)%
Income (loss) from operations	(6)	(0.1)%	(92)	(2.2)%	60	0.7%	(321)	(4.5)%
Interest expense	(21)	(0.5)%	(16)	(0.4)%	(43)	(0.5)%	(24)	(0.3)%
Other (expense) income, net	(29)	(0.7)%	2	0.0%	(17)	(0.2)%	(33)	(0.5)%
Loss before income taxes	(56)	(1.3)%	(106)	(2.5)%	-	0.0%	(378)	(5.3)%
Income tax expense, net	(9)	(0.2)%	(10)	(0.2)%	(16)	(0.2)%	(16)	(0.2)%
Net loss	$(65)	(1.5)%	$(116)	(2.7)%	$(16)	(0.2)%	$(394)	(5.5)%
Basic and diluted net loss per share	$(0.00)		$(0.00)		$(0.00)		$(0.01)

					As of
					June 30, 2016		December 31, 2015
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$3,320		$2,612
Fixed assets, net					32		37
Total assets					5,967		5,354
Long-term liabilities					11		11
Working capital					1,897		1,721

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Case sale data (288-ounce equivalent):
Finished product cases	335,000		313,000		724,000		538,000

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Revenue

For the quarter ended June 30, 2016,  revenue was approximately $4.3 million,  an increase of $42,000, or 1.0% from $4.3 million in revenue for the quarter ended June 30, 2015. This was driven by case sales volume increase of 7.0% compared to the same period in 2015. The increase in  case sales reflects our new product offerings available in the current year.

For the quarter ended June 30, 2016, trade spend and promotion allowances, which offset revenue, totaled $458,000, an increase of $142,000 or 44.9%, from $316,000 in 2015, due primarily to timing differences of programs in the prior year period.

Gross Profit

For the quarter ended June 30, 2016, gross profit increase by approximately $33,000 or 3.1%, to $1.1 million compared to $1.1 million for the quarter ended June 30, 2015 due to the continued favorable Canadian-U.S. dollar exchange rate impact on production costs for Canadian operations in the comparable periods. For the quarter ended June 30, 2016 gross margin as a percentage of revenue increased to 25.2% from 24.7% for the quarter ended June 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2016 were approximately $505,000,  a decrease of $37,000, or 6.8%, from $542,000 for the quarter ended June 30, 2015, due primarily to continued focus on expense management and our variable compensation model.  Selling and marketing expenses as a percentage of revenue decreased to 11.7% for the quarter ended June 30, 2016, from 12.7% in 2015. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2016 were $587,000, a decrease of $16,000 or 2.7%, compared to $603,000 for the quarter ended June 30, 2015,  due primarily to reduced stock compensation expense. General and administrative expenses as a percentage of revenue decreased to 13.6% for the quarter ended June 30, 2016 from 14.1% in 2015. We will continue to carefully manage general and administrative expenses with our working capital resources.

Income Tax Expense

We had $9,000 of  income tax expense for the quarter ended June 30, 2016, compared to $10,000 for the quarter ended June 30, 2015, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended June 30, 2016 was  $65,000 compared to a net loss of $116,000 for the quarter ended June 30, 2015 due to the increase in case volume and new product offerings.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

For the six months ended June 30, 2016, revenue was approximately $8.6 million, an increase of $1.4 million, or 19.9% from $7.2 million in revenue for the six months ended June 30, 2015. This was driven by case sales volume increase of 34.6% compared to the same period in 2015, primarily due to the initial product launch (“pipeline fill”) of 7-Select into participating 7-Eleven locations across the United States in the first quarter of 2016.

For the six months ended June 30, 2016, trade spend and promotion allowances, which offset revenue, totaled $992,000 an increase of $380,000 or 62.1%, from $612,000 in 2015, due primarily to the launch of 7-Select.

Gross Profit

For the six months ended June 30, 2016 gross profit increased by approximately $463,000 or 25.8%, to $2.3 million compared to $1.8 million for the six months ended June 30, 2015, due to efficiencies related to the pipeline fill of 7-Select, as well as, the favorable impact of the Canadian-U.S. dollar exchange rate on productions costs during the period.  For the six months ended June 30, 2016 gross margin as a percentage of revenue increased to 26.3% from 25.1% for the six months ended June 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2016 were approximately $1.0 million,  an increase of $73,000, or 7.5%, from $1.0 million for the six months ended June 30, 2015, due primarily to expenses associated with the launch of 7-Select. Selling and marketing expenses as a percentage of revenue decreased to 12.2% for the six months ended June 30, 2016, from 13.6% in 2015. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were $1.2 million, a increase of $9,000 or 0.8%, compared to $1.1 million for the six months ended June 30, 2015, due primarily to costs associated with our 7-Select product launch. General and administrative expenses as a percentage of revenue decreased to 13.4% for the  six months ended

June 30, 2016 from 16.0% in 2015. We will continue to carefully manage general and administrative expenses with our working capital resources.

Income Tax Expense

We had $16,000 of income tax expense for both the six months ended June 30, 2016, and 2015, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the six months ended June 30, 2016 was $16,000 compared to a net loss of $394,000 for the six months ended June 30, 2015 due to the increase in case volume as discussed above.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash-equivalents of approximately $584,000 and working capital of $1.9 million. Cash used in operations during the six months ended June 30, 2016 totaled $462,000 compared to $984,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume. We had net loss of $65,000 for the three months ended June 30, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated working capital requirements through June 30, 2017.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2  million based on eligible accounts receivable and inventory. As of June 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down $1.2 million.  We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3 of our Condensed Consolidated Financial Statements.

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

Seasonality and other Fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new initiative or fill the “pipeline” of a new distribution partner or a large retail partner such as 7-Eleven.  Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 24,  2016. There have been no material changes in our critical accounting policies during the three months ended June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Vice President of Finance concluded that these disclosure controls and procedures were effective as of June 30, 2016.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.EXHIBITS

31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Max Schroedl, Vice President of Finance, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Max Schroedl, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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

August 11, 2016

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Vice President of Finance