Form 10-Q
period 2016-09-30
JONES SODA CO
filed 2016-11-10
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

As of  November 1, 2016, there were 41,340,727 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select®, our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Our ability to effectively manage and grow international distribution and sales;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Imposition of new taxes, including potential new taxes on sugar-sweetened beverages;
•	Public perception of the beverage industry and changes in consumer preferences;
•	Our ability to increase revenues and achieve case sales goals;
•	Our ability to manage our operating expenses and generate cash flow from operations;
•	Our ability to secure additional financing, including on terms acceptable to us, if and when needed;
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$767	$772
Accounts receivable, net of allowance of $21 and $27	2,582	1,840
Inventory	2,399	2,569
Prepaid expenses and other current assets	102	116
Total current assets	5,850	5,297
Fixed assets, net of accumulated depreciation of $919 and $907	28	37
Other assets	21	20
Total assets	$5,899	$5,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408	$1,786
Line of credit	1,304	908
Accrued expenses	986	850
Taxes payable	53	30
Other current liabilities	-	2
Total current liabilities	3,751	3,576
Deferred rent	11	11
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,340,727 shares and 41,314,894 shares, respectively	53,772	53,764
Additional paid-in capital	8,615	8,467
Accumulated other comprehensive income	374	213
Accumulated deficit	(60,624)	(60,677)
Total shareholders’ equity	2,137	1,767
Total liabilities and shareholders’ equity	$5,899	$5,354

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Revenue	$4,083	$3,763	$12,661	$10,917
Cost of goods sold	2,982	2,814	9,302	8,174
Gross profit	1,101	949	3,359	2,743
Operating expenses:
Selling and marketing	515	501	1,562	1,462
General and administrative	499	445	1,650	1,599
	1,014	946	3,212	3,061
Income (loss) from operations	87	3	147	(318)
Interest expense	(18)	(14)	(61)	(38)
Other income (expense), net	9	(168)	(8)	(202)
Income (loss) before income taxes	78	(179)	78	(558)
Income tax expense, net	(9)	-	(25)	(17)
Net income (loss)	$69	$(179)	$53	$(575)

Net income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.01)
Weighted average basic common shares outstanding	41,320,214	41,314,894	41,316,951	41,122,357
Weighted average diluted common shares outstanding	41,740,407	41,314,894	41,985,418	41,122,357

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$69	$(179)	$53	$(575)
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	51	(78)	161	(51)
Total comprehensive income (loss)	$120	$(257)	$214	$(626)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$53	$(575)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	12	19
Stock-based compensation	148	154
Change in allowance for doubtful accounts	(6)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(587)	(867)
Inventory	191	(727)
Prepaid expenses and other current assets	14	(4)
Other assets	-	10
Accounts payable	(380)	1,270
Accrued expenses	114	53
Taxes payable	21	(14)
Other liabilities	-	(14)
Net cash used in operating activities	(420)	(711)
INVESTING ACTIVITIES:
Purchase of fixed assets	(5)	(34)
Net cash used in investing activities	(5)	(34)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	115
Payment of capital lease obligations	(2)	(10)
Proceeds from line of credit, net of repayments	396	329
Net cash provided by financing activities	402	434
Net decrease in cash and cash equivalents	(23)	(311)
Effect of exchange rate changes on cash	18	(55)
Cash and cash equivalents, beginning of period	772	857
Cash and cash equivalents, end of period	$767	$491
Supplemental disclosure:
Cash paid during period for:
Interest	$61	$38
Income taxes	2	30

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (“Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2016, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our wholly owned subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2016, we had cash and cash-equivalents of approximately $767,000 and working capital of $2.1 million. Cash used in operations during the nine months ended September 30, 2016 totaled $420,000 compared to $711,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume less cash used in connection with the reduction in inventory on hand. We reported net income of $69,000 for the three months ended September 30, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through September 30, 2017.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of September 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down  approximately $1.3 million. See Note 3 for further information.

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

Net income (loss) per share

The computation for basic and diluted earnings per share is as follows (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$69	$(179)	$53	$(575)
Weighted average common shares outstanding:
Basic	41,320,214	41,314,894	41,316,951	41,122,357
Dilutive stock options	420,193	-	668,467	-
Diluted	41,740,407	41,314,894	41,985,418	41,122,357
Net income (loss) per share:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

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

2. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$1,541	$1,842
Raw materials	858	727
	$2,399	$2,569

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

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of September 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down approximately $1.3 million. Advances under the Loan Facility as amended in January 2016, bear interest at the prime rate plus 1%,  and a loan fee of 0.15% on the daily loan balance is payable to CapitalSource on a monthly basis with a minimum annual interest requirement of $30,000.  The Loan Facility has a term of one year which automatically extends for successive one year terms unless either party gives at least 30 days' prior written notice of its intent to terminate the Loan Facility at the end of the then current term. The Company pays an annual fee of 0.75% of the total commitment.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2016,  we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

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

As of September 30, 2016,  3,057,500 of the warrants remain outstanding. No warrants were exercised during the nine months ended September 30, 2016.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of September 30, 2016, there were 3,712,538 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	3,117,820	$0.58
Options granted	589,750	0.51
Options exercised	(25,833)	0.32
Options cancelled/expired	(156,250)	0.37
Balance at September 30, 2016	3,525,487	$0.54
Exercisable, September 30, 2016	2,391,256	$0.58
Vested and expected to vest	3,156,729	$0.55

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

At September 30, 2016, we had unrecognized compensation expense related to stock options of $176,000 to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income statement account:
Selling and marketing	$8	$12	$33	$36
General and administrative	63	11	115	118
	$71	$23	$148	$154

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2016		2015
Expected dividend yield	—		—
Expected stock price volatility	84.4%		88.1%
Risk-free interest rate	1.6%		1.6%
Expected term (in years)	5.9	years	5.4	years
Weighted-average grant date fair-value	$0.34		$0.24

The aggregate intrinsic value of stock options outstanding at September 30, 2016 and 2015 was $152,000 and $120,000 and for options exercisable was $120,000 and $64,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 25,833 and 342,500 options exercised during the nine months ended September 30, 2016 and 2015, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2016 and 2015, was $3,000 and $2,000 respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$3,141	$2,721	$9,739	$7,567
Canada	803	962	2,558	3,099
Other countries	139	80	364	251
Total revenue	$4,083	$3,763	$12,661	$10,917

During the three months ended September 30, 2016 and 2015,  five and three of our customers represented approximately 55% and 23%, respectively, of revenue. During the nine months ended September 30, 2016 and 2015,  two and three of our customers represented approximately 22% and 17%, respectively, of revenue.

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

	Three months ended September 30,				Nine months ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$4,083	100.0%	$3,763	100.0%	$12,661	100.0%	$10,917	100.0%
Cost of goods sold	(2,982)	(73.0)%	(2,814)	(74.8)%	(9,302)	(73.5)%	(8,174)	(74.9)%
Gross profit	1,101	27.0%	949	25.2%	3,359	26.5%	2,743	25.1%
Selling and marketing expenses	(515)	(12.6)%	(501)	(13.3)%	(1,562)	(12.3)%	(1,462)	(13.4)%
General and administrative expenses	(499)	(12.2)%	(445)	(11.8)%	(1,650)	(13.0)%	(1,599)	(14.6)%
Income (loss) from operations	87	2.1%	3	0.1%	147	1.2%	(318)	(2.9)%
Interest expense	(18)	(0.4)%	(14)	(0.4)%	(61)	(0.5)%	(38)	(0.3)%
Other income (expense), net	9	0.2%	(168)	(4.5)%	(8)	(0.1)%	(202)	(1.9)%
Income (loss) before income taxes	78	1.9%	(179)	(4.8)%	78	0.6%	(558)	(5.1)%
Income tax expense, net	(9)	(0.2)%	-	0.0%	(25)	(0.2)%	(17)	(0.2)%
Net income (loss)	$69	1.7%	$(179)	(4.8)%	$53	0.4%	$(575)	(5.3)%
Basic and diluted net income (loss) per share	$0.00		$(0.00)		$0.00		$(0.01)

					As of
					September 30, 2016		December 31, 2015
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$3,349		$2,612
Fixed assets, net					28		37
Total assets					5,899		5,354
Long-term liabilities					11		11
Working capital					2,099		1,721

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Case sale data (288-ounce equivalent):
Finished product cases	323,000		289,000		1,048,000		827,000

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Revenue

For the quarter ended September 30, 2016,  revenue was approximately $4.1 million,  an increase of $320,000, or 8.5% from approximately $3.8 million in revenue for the quarter ended September 30, 2015. This was driven by case sales volume increase of 11.8% compared to the same period in 2015. The increase in  case sales reflects our new product offerings available in the current quarter when compared to the prior period.

For the quarter ended September 30, 2016 and 2015, trade spend and promotion allowances, which offset revenue, totaled $454,000.

Gross Profit

For the quarter ended September 30, 2016, gross profit increased by $152,000 or 16.0%, to approximately $1.1 million compared to $949,000 for the quarter ended September 30, 2015 due to a shift in product offerings in the current quarter.  For the quarter ended September 30, 2016 gross margin as a percentage of revenue increased to 27.0% from 25.2% for the quarter ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2016 were $515,000,  an increase of $14,000, or 2.8%, from $501,000 for the quarter ended September 30, 2015.  Selling and marketing expenses as a percentage of revenue decreased to 12.6% for the quarter ended September 30, 2016, from 13.3% in 2015. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2016 and 2015, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $10,000 and $13,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2016 were $499,000, an increase of $54,000 or 12.1%, compared to $445,000 for the quarter ended September 30, 2015,  due primarily to stock compensation expense. General and administrative expenses as a percentage of revenue remained relatively flat at 12.2% for the quarter ended September 30, 2016 compared to 11.8% in 2015. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2016 and 2015, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $65,000 and $15,000, respectively.

Income Tax Expense

We had $9,000 income tax expense for the quarter ended September 30, 2016, compared to $0  for the quarter ended September 30, 2015, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net income for the quarter ended September 30, 2016 was  $69,000 compared to a net loss of $179,000 for the quarter ended September 30, 2015 due to the increase in case volume and new product offerings.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

For the nine months ended September 30, 2016, revenue was approximately $12.7 million, an increase of approximately $1.7 million, or 16.0% from approximately $10.9 million for nine months ended September 30, 2015. This was driven by case sales volume increase of 26.7% compared to the same period in 2015, primarily due to the initial product launch (“pipeline fill”) of 7-Select into participating 7-Eleven locations across the United States in 2016.

For the nine months ended September 30, 2016 trade spend and promotion allowances, which offset revenue, totaled approximately $1.4 million an increase of $379,000 or 35.5%, from approximately $1.1 million in 2015, due primarily to the launch of 7-Select.

Gross Profit

For the nine months ended September 30, 2016 gross profit increased by $616,000 or 22.5%, to approximately $3.4 million compared to approximately $2.7 million for the nine months ended September 30, 2015 due to efficiencies related to the pipeline fill of 7-Select, as well as, the favorable impact of the Canadian-U.S. dollar exchange rate on productions costs during the period. For the nine months ended September 30, 2016 gross margin as a percentage of revenue increased to 26.5% from 25.1% for the nine months ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2016 were approximately $1.6 million,  an increase of $100,000, or 6.8%,  from approximately $1.5 million for the nine months ended September 30, 2015, due primarily to expenses associated with the launch of 7-Select. Selling and marketing expenses as a percentage of revenue decreased to 12.3% for the nine months ended September 30, 2016, from 13.4% in 2015. We will continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2016 and 2015, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $37,000 and $46,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were approximately $1.7 million, an increase of $51,000 or 3.2%, compared to approximately $1.6 million for the nine months ended September 30, 2015, due primarily to costs associated with our 7-Select product launch. General and administrative expenses as a percentage of revenue decreased to 13.0% for the  nine months ended September 30, 2016 from 14.6% in 2015. We will continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2016 and 2015, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $123,000 and $127,000, respectively.

Income Tax Expense

We had $25,000 of income tax expense for the nine months ended September 30, 2016, primarily related to the tax provision on income from our Canadian operations. Income tax expense for the nine months ended September 30, 2015 was $17,000. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net income for the nine months ended September 30, 2016 was $53,000 compared to a net loss of $575,000 for the nine months ended September 30, 2015 due to the increase in case volume as discussed above.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash-equivalents of approximately $767,000 and working capital of $2.1 million. Cash used in operations during the nine months ended September 30, 2016 totaled $420,000 compared to $711,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to an increase in sales volume less cash used in connection with the reduction in inventory on hand. We had net income of $53,000 for the nine months ended September 30, 2016.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated working capital requirements through September 30, 2017.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2  million based on eligible accounts receivable and inventory. As of September 30, 2016, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down approximately $1.3 million.  We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3 of our Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities Exchange Commission on March 24,  2016. There have been no material changes in our critical accounting policies during the three months ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Vice President of Finance concluded that these disclosure controls and procedures were effective as of September 30, 2016.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 6.EXHIBITS

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013)
10.5

Amendment & Restatement of First Modification to Loan and Security Agreement dated as of December 22, 2014, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed December 23, 2014.)

10.6

Second Modification to Loan and Security Agreement dated as of May 13, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 7, 2016.)

10.7

Third Modification to Loan and Security Agreement dated as of December 18, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 7, 2016.)

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

November 10, 2016

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Vice President of Finance