Form 10-K
period 2016-12-31
JONES SODA CO
filed 2017-03-23
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s  common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $24,240,000 using the closing price on that day of $ 0.64.

As of March 1, 2017, there were 41,379,373 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select® , our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select® , including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•	Public perception of the beverage industry and changes in consumer preferences;
•	Our ability to increase revenues and achieve case sales goals;
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

•	Fluctuations in fuel and freight costs;
•	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;
•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	44

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	46

PART IV
Item 15.	Exhibits and Financial Statement Schedules	46
SIGNATURES		47

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

PART I

ITEM 1.BUSINESS.

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

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

Jones Soda Products

Our strategy is to focus on our core brand, Jones Soda, within the sparkling beverage category. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing customer photos on the fountain equipment and cups. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating are the distinctive names of our products such as FuFu Berry and Berry Lemonade, and the fact that our products are made from  cane sugar. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.  Jones Soda is made with high quality ingredients, including pure cane sugar.

Jones Zilch

Jones Zilch is a sugar-free version of our Jones Soda line providing an alternative for consumers. Jones Zilch, sweetened with Splenda® and with zero calories, is an important product extension, especially in light of the increasing consumer preferences for zero and lower-calorie options. Jones Zilch is sold in glass bottles, cans and on fountain.

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment. The CSD segment is the largest segment in the sparkling beverage category, and in the United States is a $79 billion industry (according to the March 29, 2016 issue of Beverage Digest). During 2015, the CSD segment continued to grow with an increase of 2.1% as a result of raising prices, partially offset by volume declines of 1.5% (according to the March 29, 2016 issue of Beverage Digest). Within the CSD segment are craft and premium sodas, which provide consumers with unique premium alternatives to the large corporate brands and is where our Jones Soda line competes. In the United States the craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

New Products

An important part of our growth strategy is to create new products and brands in the beverage industry. In 2016, we announced two new product lines.

Lemoncocco

Lemoncocco is a new premium non-carbonated blended beverage that we officially launched in January 2016.  Lemoncocco represents a new brand in the non-carbonated segment of the beverage industry, an important category for the industry. Lemoncocco was inspired by the refreshment stands found along the streets of Rome, Italy.

Co-Brand and Private Label Products

In February 2016, we announced our partnership with 7-Eleven, Inc. wherein both companies partnered to create 7-Select brand premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select continues to be available exclusively at participating 7-Eleven locations across the United States.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Build upon partnerships in innovative ways;
•	Expand our fountain program in the United States and Canadian marketplaces;
•	Build the Lemoncocco sales in the United States and Canada;
•	New product innovation; and
•	Exploring accretive acquisitions in the food and beverage industry.

Product Distribution and Sales Strategy

Our core products are distributed and sold throughout the United States and Canada and in select international markets. Our primary distribution channels are our direct store delivery (DSD) channel (sales and distribution through our network of independent distributors) and our direct to retail (DTR) channel (sales directly to national and regional retail accounts). We also have our online channel for internet sales of various products. We strategically build our national and regional retailer network by focusing on distribution systems that we believe will provide top-line drivers for our products and increased availability and visibility of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that data suggests have a high affinity for the Jones brand and can be pursued within our financial resources.

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. In determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including seeking placement on shelves that are normally restricted to national mainstream brands and placement in the cold-aisle, thus providing us access to the important “take home market.” We are selective in placing our cans to complement rather than compete with our traditional glass bottles and currently maintain national distribution for this product through the Kroger Co. We believe our can offering provides our customers with an alternative method of consuming our premium soda and we may consider other national retail accounts for this package format. We have also introduced the JONES Cane Sugar Fountain program through a network of fountain distributors in select regions across the United States and Canada to provide our premium products and uniquely customized fountain equipment.

For the year ended December 31, 2016, our top three accounts by revenue represent approximately 49% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

DSD (direct store delivery)

We maintain a network of independent distributors across the United States and Canada. We have also secured distribution in select international markets and are evaluating other international opportunities for our products. We choose our distributors based on our perception of their ability to build our brand franchise in convenience stores, grocery stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens and sandwich shops. Typically, we grant our independent distributors exclusive distribution rights in defined territories, which may include invasion fees in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, unless the termination is ‘for cause.’ We intend to continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. In addition to the efforts of our independent distributors in obtaining distribution of our products, we actively seek to obtain listings for our products with key retail grocery, convenience and mass merchandiser accounts, which are serviced through our independent distributor network.

Product availability at a specific store location for any of our named retailers is subject to the retailer preference, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under “Store-Product Locator.”

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

Co-Brand and Private Label

We offer private label products directly to retailers. Our expertise in innovation and manufacturing allow for efficiencies for both the Company and the customer. We are able to produce these products with minimal sell through risk and ship them through our network of independent trucking companies or a preferred partner of the customer.

Fountain

Beginning in 2015, we officially launched our JONES Cane Sugar Fountain program, offering Jones Soda and Jones Zilch in a fountain dispensed format. We work with a network of fountain distributors in select regions across the United States and Canada to provide our premium products and uniquely customized fountain equipment. Drawing inspiration from our traditional bottles and cans, the fountain equipment is similarly branded, with an engaging collage of consumer-submitted photos that are inspired by the business themes of our retail partners and the regions in which they are located. Our fountain offerings include traditional flavors such as Cane Sugar Cola, Sugar Free Cola, as well as cane sugar sweetened Ginger Ale, Orange & Cream and Lemon Lime.  Rounding out the lineup are two of our most popular cane sugar flavors, Berry Lemonade and Green Apple.

Sales

Our products are sold throughout the United States and Canada, primarily in convenience stores, grocery stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2016, sales in the United States represented approximately 79% of total sales, while sales in Canada represented approximately 19%, and we had approximately 2% in other international sales.

Our Brand

Building our Brand

We have built our brand to a large extent on our fun and independent  image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate CSD brands. This market is driven by trendy, young consumers looking for a distinctive tonality and better ingredients in their beverage choices. While we are known for our unique and innovative flavors, we also feature traditional flavors and feel that our broad appeal positions us as a leader in the growing premium craft segment of the industry. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing consumer appeal, as well as distributor and retailer awareness, and that our branding efforts have helped us achieve strong consumer connections and affinity levels for our products.

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding, BMX biking and snowboarding. We also have a program of sponsoring up-and-coming music bands. We believe this effort to position our products in alternative accounts and venues draws a younger generation of customers that value their independence away from the larger soft drink brands.

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

Consumer-Submitted Photos

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

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. Lemoncocco, our new premium non-carbonated beverage, is an example of this.

Although we believe that we will be able to continue to create competitive and relevant brands and products to satisfy consumers’ changing preferences, there can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term.

Pricing of the products is also important. We believe that our products are priced in the same price range or higher than competitive brands and products, and compete on quality as they are premium product offerings.

Production

Contract Packing Arrangements

We do not directly manufacture our products, but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in Canada and the United States. Once the product is manufactured, the finished products are stored either at the co-packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2019. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection.

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

Regulation

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (AAFC) and the United States Food and Drug Administration (FDA). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Legal requirements have been enacted in several jurisdictions in the United States and Canada requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container-related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and Canada.

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the United States, we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®,” “JONES STRIPPED™” and “LEMONCOCCO ™”.

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

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Employees

As of the date of this Report, we have 25 employees, all but two of which are full-time. Of our 25 employees, 15 are employed in sales and marketing capacities, 6 are employed in administrative capacities and 4 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our 2017 operating plan, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our case sales goals and increase case sales going forward as our 2017 operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.  While we have access to and use our secured credit facility for our working capital requirements, it may be insufficient for these purposes and we may not be successful in raising additional capital as necessary. The uncertainties relating to our ability to successfully execute our 2017 operating plan, combined with the difficult financing environment, could raise substantial doubt about our ability to continue as a going concern.

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

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

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

For the year ended December 31, 2016, our top three accounts by revenue represent approximately 49% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts (including our private label relationship with 7-Eleven) could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

We do not manufacture our products but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and we do not anticipate bringing the manufacturing process in-house in the future. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western United States, and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our existing manufacturers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

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

The principal raw materials we use include glass bottles, aluminum cans, labels and cardboard cartons, aluminum closures, flavorings, sucrose/inverted pure cane sugar and sucralose. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges to us based on their own cost increases. These manufacturing and ingredient costs are subject to fluctuation. Substantial increases in the prices of our ingredients, raw materials and packaging materials, to the extent that they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. If our supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2019. We cannot predict whether we will be able to renew our fixed price purchase commitment for glass or the terms of any new glass contract, the terms of which may be materially different than our current terms. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges.  If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2017. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

In preparing our consolidated financial statements, certain financial information is required to be translated from the Canadian dollar to the U.S. dollar. The translation of our Canadian revenues, cash and other assets is adversely affected when the United States strengthens against the Canadian dollar and is positively affected when the U.S. dollar weakens. Similarly, translation of our Canadian expenses and liabilities is positively affected when the U.S. dollar strengthens against the Canadian dollar and adversely affected when the U.S. dollar weakens. This exposure to foreign currency risk could significantly affect our revenues and profitability from our Canadian operations and could result in significant fluctuations to our periodic income statements and consolidated balance sheets.

During 2016 and continuing into 2017, the U.S. dollar has remained strong in comparison to the Canadian dollar. The exchange rate between the Canadian dollar and U.S. dollar remains near the five-year low in favor of the U.S. dollar. As of March 17,  2017, the Canadian dollar exchange rate for one U.S. dollar was equal to 0.75 (compared to 0.75 as of December 31, 2016 and 0.72 as of December 31, 2015). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our CEO in June 2012. If we were to lose the services of Ms. Cue, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us.  We have had key person life insurance in place for Ms. Cue since 2015.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success, and we actively pursue the registration of our trademarks in the United States, Canada and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

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

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

We are subject to risks inherent in sales of products in international markets.

Our operations outside of the United States and Canada, contribute to our revenue and profitability, and we believe that developing and emerging markets present important future growth opportunities for us.  However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise.  There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners.  We are continuously working to reduce calories and sugar in our core brand while launching new products like Lemoncocco, to pair with existing brand extensions such as Jones Zilch and Jones Stripped that round out our diversified portfolio.

     Legislative or regulatory changes that affect our products could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives. These taxes could materially affect our business and financial results.

Additional taxes levied on us could harm our financial results.

Recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

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

The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. The recent disruptions in the overall economy and financial markets as a result of the global economic downturn have adversely impacted the United States and Canada, our two primary markets. This reduced consumer confidence in the economy has reduced consumers’ discretionary spending and we believe this has negatively affected consumers’ willingness to purchase beverage products such as ours. Moreover, adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. If we are unable to raise the funds required for all of our planned operations and key initiatives, we may be forced to allocate funds from other planned uses, which may negatively impact our business and operations, including our ability to develop new products and continue our current operations.

If we are not able to achieve our objectives for our business, the value of an investment in our company could be negatively affected.

In order to be successful, we believe that we must, among other things:

•	increase the sales volume and gross margins for our products;
•	maintain efficiencies in operations;
•	manage our operating expenses to sufficiently support operating activities;
•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to production, marketing and distribution.

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

Our stock is traded on the OTCQB Marketplace. The OTCQB is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, the American Stock Exchange or Nasdaq system, and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC and we may never apply or qualify for future listing on Nasdaq or a senior market.

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.  Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell such shares.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one year terms. See Note 6  in the Notes to Consolidated Financial Statements included in this Report for further discussion.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” The following table shows, for each quarter of fiscal 2016 and 2015, the high and low closing sales prices as reported by the OTCQB Marketplace.

2016	High	Low
Fourth quarter (ended December 31, 2016)	$0.50	$0.37
Third quarter (ended September 30, 2016)	0.64	0.38
Second quarter (ended June 30, 2016)	0.72	0.62
First quarter (ended March 31, 2016)	0.74	0.38
2015
Fourth quarter (ended December 31, 2015)	$0.52	$0.38
Third quarter (ended September 30, 2015)	0.43	0.29
Second quarter (ended June 30, 2015)	0.41	0.29
First quarter (ended March 31, 2015)	0.44	0.27

Holders

As of March 1, 2017,  there were 41,379,373 shares of common stock issued and outstanding, held by approximately 235 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 1, 2017 was $ 0.51.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated statements of operations data:	(Dollars in thousands, expect per share data)
Revenue	$15,667	$13,591	$13,555	$13,696	$16,384
Cost of goods sold	(11,568)	(10,347)	(10,543)	(10,433)	(11,902)
Gross profit	4,099	3,244	3,012	3,263	4,482
Selling and marketing expenses	(2,033)	(1,896)	(2,235)	(2,322)	(3,357)
General and administrative expenses	(2,151)	(2,104)	(2,535)	(2,779)	(3,922)
Loss from operations	(85)	(756)	(1,758)	(1,838)	(2,797)
Other expense, net	(94)	(290)	279	10	(15)
Loss before income taxes	(179)	(1,046)	(1,479)	(1,828)	(2,812)
Income tax expense, net	(4)	(74)	(61)	(65)	(91)
Net loss	(183)	(1,120)	(1,540)	(1,893)	(2,903)
Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.04)	$(0.05)	$(0.08)

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$2,907	$2,612	$2,094	$2,498	$3,396
Fixed assets, net	25	37	25	232	497
Total assets	4,932	5,354	4,874	5,514	7,020
Long-term liabilities	12	11	2	406	485
Working capital	1,784	1,721	2,568	3,375	4,132

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

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores,  convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Build upon partnerships in innovative ways;
•	Expand our fountain program in the United States and Canadian marketplaces;
•	Build the Lemoncocco sales in the United States and Canada;
•	New product innovation; and
•	Exploring accretive acquisitions in the food and beverage industry.

Results of Operations

Years Ended December 31, 2016 and 2015

Revenue

For the year ended December 31, 2016, revenue was approximately $15.7 million, an increase of approximately $2.1 million, or 15.3%, from $13.6 million in revenue for the year ended December 31, 2015. The increase was primarily driven by the launch of 7-Select, and to a lesser extent our Lemoncocco and fountain initiatives. During 2016 and 2015, respectively, 19% and 27% of our revenues were from Canada.

For the year ended December 31, 2016, promotion allowances and slotting fees, which offset revenue, totaled $1.8 million, an increase of $312,000, or 21.5%, from $1.5 million, in 2015. The increase was primarily due to the launch of 7-Select.

Gross Profit

	Year Ended December 31,
	2016	2015	% Change
	(Dollars In thousands)
Gross Profit	$4,099	$3,244	26.4%
% of Revenue	26.2%	23.9%

For the year ended December 31, 2016, gross profit increased by approximately $855,000 or 26.4%, to $4.1 million compared to $3.2 million for the year ended December 31, 2015 driven by increased sales and operating efficiencies. For the year ended December 31, 2016, gross margin increased to 26.2% from 23.9% for the year ended December 31, 2015 driven by operating efficiencies and a change in product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2016 were approximately $2.0 million,  an increase of $137,000, or 7.2%, from $1.9 million for the year ended December 31, 2015.  Selling and marketing expenses as a percentage of revenue decreased to 13.0% for the year ended December 31, 2016, from 14.0% in 2015 driven by increasing revenue and maintaining operational discipline. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $2.2 million, an increase of $47,000 or 2.2%, compared to $2.1 million for the year ended December 31, 2015. General and administrative expenses as a percentage of revenue decreased to 13.7% for the year ended December 31, 2016 from 15.5% in 2015. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $4,000 in 2016, compared to $74,000 in 2015, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2016 improved by 83.7% to $0.2 million from a net loss of $1.1 million for the year ended December 31, 2015. This improvement in net loss reflects an increase in gross profit, primarily driven by the launch of 7-Select, and to a lesser extent our Lemoncocco and our fountain initiative.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had cash and cash-equivalents of approximately $733,000 and $772,000 respectively, and working capital of $1.8 million and $1.7 million, respectively. Net cash used in operations during fiscal years 2016 and 2015 totaled $346,000 and $1.0 million, respectively. Net cash used in operations decreased primarily due to improvements in our net loss as discussed above.  Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2016,  net cash provided by financing activities totaled $303,000 compared to net cash provided by financing activities of approximately $1.0 million for the year ended December 31, 2015. For the years ending December 31, 2016 and 2015, cash from financing activities was primarily from the usage of our line of credit and to a lesser extent stock option exercises. We incurred a net loss of $183,000 for the year ended December 31, 2016. Our accumulated deficit increased to $60.9 million as of December 31, 2016 compared to the prior year’s deficit of $60.7 million.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through December 31, 2017. Additionally, our Loan Facility (described below and in Note 5 to Consolidated Financial Statements in this Report), is available for our working capital needs.

We  have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance).  The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory.  As of December 31, 2016, our eligible borrowing base was approximately $1.6 million, for which we had an outstanding balance of $1.2 million.

During 2016 and 2015, we received $8,000 and $114,000, respectively, from the cash exercise of stock options primarily by our CEO,  but also by several employees.  From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Seasonality

       Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Soda Co. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 23, 2017

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$733	$772
Accounts receivable, net of allowance of $13 and $27	2,174	1,840
Inventory	1,850	2,569
Prepaid expenses and other current assets	142	116
Total current assets	4,899	5,297
Fixed assets, net of accumulated depreciation of $922 and $907	25	37
Other assets	8	20
Total assets	$4,932	$5,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,205	$908
Accounts payable	1,049	1,786
Accrued expenses	835	850
Taxes payable	26	30
Other current liabilities	—	2
Total current liabilities	3,115	3,576
Deferred rent	12	11
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,340,727 shares and 41,314,894 shares, respectively	53,772	53,764
Additional paid-in capital	8,674	8,467
Accumulated other comprehensive income	219	213
Accumulated deficit	(60,860)	(60,677)
Total shareholders’ equity	1,805	1,767
Total liabilities and shareholders’ equity	$4,932	$5,354

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
	(In thousands, except share data)
Revenue	$15,667	$13,591
Cost of goods sold	11,568	10,347
Gross profit	4,099	3,244
Operating expenses:
Selling and marketing	2,033	1,896
General and administrative	2,151	2,104
	4,184	4,000
Loss from operations	(85)	(756)
Interest expense	(85)	(61)
Other expense, net	(9)	(229)
Loss before income taxes	(179)	(1,046)
Income tax expense, net	(4)	(74)
Net loss	$(183)	$(1,120)

Net loss per share - basic and diluted	$(0.00)	$(0.03)
Weighted average basic and diluted common shares outstanding	41,322,944	41,171,020

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
	(In thousands)
Net loss	$(183)	$(1,120)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(82)
Total comprehensive loss	$(177)	$(1,202)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share amounts)
Balance, December 31, 2014	40,972,394	$53,650	$8,234	$295	$(59,557)	$2,622
Exercise of stock options	342,500	114	—	—	—	114
Stock-based compensation	—	—	233	—	—	233
Net loss	—	—	—	—	(1,120)	(1,120)
Other comprehensive loss	—	—	—	(82)	—	(82)
Balance, December 31, 2015	41,314,894	53,764	8,467	213	(60,677)	1,767
Exercise of stock options	25,833	8	—	—	—	8
Stock-based compensation	—	—	207	—	—	207
Net loss	—	—	—	—	(183)	(183)
Other comprehensive income	—	—	—	6	—	6
Balance, December 31, 2016	41,340,727	$53,772	$8,674	$219	$(60,860)	$1,805

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(183)	$(1,120)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	15	23
Stock-based compensation	207	233
Change in allowance for doubtful accounts	(14)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(324)	(553)
Inventory	732	(41)
Prepaid expenses and other current assets	(27)	(41)
Other assets	13	10
Accounts payable	(737)	416
Accrued expenses	(24)	101
Taxes payable	(5)	—
Other liabilities	1	(13)
Net cash used in operating activities	(346)	(1,008)
INVESTING ACTIVITIES:
Purchase of fixed assets	(5)	(34)
Net cash used in investing activities	(5)	(34)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	114
Payment of capital lease obligations	(2)	(14)
Proceeds from line of credit, net of repayments	297	908
Net cash provided by financing activities	303	1,008
Net decrease in cash and cash equivalents	(48)	(34)
Effect of exchange rate changes on cash	9	(51)
Cash and cash equivalents, beginning of year	772	857
Cash and cash equivalents, end of year	$733	$772
Supplemental disclosure:
Cash paid during year for:
Interest	$80	$61
Income taxes	9	32

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

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

Liquidity

As of December 31, 2016 and 2015, we had cash and cash-equivalents of approximately $733,000 and $772,000, respectively, and working capital of $1.8 million and $1.7 million, respectively. Net cash used in operations during fiscal years 2016 and 2015 totaled $346,000 and $1.0 million, respectively. Net cash used in operations decreased primarily due to improvements in our net loss. The Company has experienced recurring losses from operations. Cash flows vary throughout the year based on seasonality.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through December 31, 2017. Additionally, our Loan Facility (described below and in Note 5 to Consolidated Financial Statements), is available for our working capital needs.

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance). The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2016, our eligible borrowing base was approximately $1.6 million, for which we had an outstanding balance of $1.2 million.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible. The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liability commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern within one year after the date these consolidated financials were issued.

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

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of the line of credit approximates fair value because the interest rate is reflective of the rate we could obtain on debt with similar terms.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $13 and $27 as of December 31, 2016 and 2015, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2016	2015
Balance, beginning of year	$27	$49
Net charges to bad debt expense	54	9
Write-offs	(68)	(31)
Balance, end of year	$13	$27

As of December 31, 2016, two customers made up 25% of our outstanding accounts receivable. As of December 31, 2015, three customers made up 30% of our outstanding accounts receivable.

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

Impairment of long-lived assets

Long-lived assets, which include fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of the assets is estimated using the higher of discounted future cash flows of the assets or estimated net realizable value. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows when evaluating for impairment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transactions losses were $9,000 for 2016 and $229,000 for 2015.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2016 and 2015, our revenue was reduced by $1.8 million and $1.5 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are primarily for online orders, included in revenue and total $163,000 and $8,000 for the years ended December 31, 2016 and 2015.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2016 and 2015, we incurred advertising costs of $544,000 and $588,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2016 or 2015.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2016 and 2015, due to the net loss, outstanding stock options amounting to 3,663,716 and 3,117,820 at December 31, 2016 and 2015, respectively, and warrants amounting to 3,057,500 at both December 31, 2016 and 2015, were anti-dilutive.

Comprehensive loss

Comprehensive loss is comprised of net loss and translation adjustments. We do not provide income taxes on currency translation adjustments, as the historical earnings from our Canadian subsidiary is considered to be indefinitely reinvested.

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

Recent accounting guidance

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We will be required to make additional disclosures under the new guidance. However, at this time, we do not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11, to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out, or FIFO, or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We will adopt ASU 2015-11 as required in our 2017 interim and annual reporting periods. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. We will adopt ASU 2015-17 in our 2017 interim and annual reporting periods.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-2), Leases, which supersedes ASC Topic 840, Leases. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-2 will have on its consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. Due to the simplification of the guidance, we have adopted ASU 2016-19 for our 2016 annual reporting period prospectively with no effect on retained deficit or other components of equity as of the beginning of the period.

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2016	2015
Finished goods	$1,180	$1,842
Raw materials	670	727
	$1,850	$2,569

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2016	2015
Vehicles	$378	$378
Equipment	189	190
Office and computer equipment	380	376
	947	944
Accumulated depreciation	(922)	(907)
	$25	$37

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2016	2015
Employee benefits	$74	$69
Selling and marketing	380	324
Other accruals	381	457
	$835	$850

5. Line of Credit

We have an amended and restated revolving secured Loan Facility with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“CapitalSource”). As of December 31, 2016, the maximum aggregate amount available for borrowing under the Loan Facility was $3.2 million, subject to satisfaction of certain conditions. The current term of the Loan Facility expires on December 27, 2017, unless renewed.

Under this Loan Facility, as amended in January and December 2016, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource). These terms became available to us in April 2016, and reflect an increase to our borrowing capacity of $175,000. In addition, through March 31, 2016, we had an additional purchase order line under which we were able to request up to $500,000 in principal advances against purchase orders. The additional purchase order line expired unused. As of December 31, 2016, our eligible borrowing base was approximately $1.6 million, for which we had an outstanding balance of $1.2 million.

As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2016, we were in compliance with all covenants under the Loan Facility.

6.  Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one year terms.

As of December 31, 2016, our scheduled lease payments excluding management fees and other operational expenses  were as follows (in thousands):

2017	$100
2018	103
2019	106
2020	18
$327

During the years ended December 31, 2016 and 2015, we incurred rental expenses of $129,000 and $131,000 respectively.

7.  Warrants

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

As of December 31, 2016, 3,057,500 of the warrants remain outstanding and warrants for 150,000 shares were previously exercised for cash during 2013. No warrants were exercised during the year ended December 31, 2016 and 2015, respectively

8.Shareholders’ Equity

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2016, there were 3,574,309 shares of unissued common stock authorized and available for future awards under the Plan. As of January 1, 2017, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of 10,784,032 shares.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	3,117,820	$0.54
Options granted	919,750	0.50
Options exercised	(25,833)	0.32
Options cancelled/expired	(348,021)	0.41
Balance at December 31, 2016	3,663,716	$0.54
Exercisable, December 31, 2016	2,469,280	$0.58
Vested and expected to vest	3,354,136	$0.55

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2016:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	2,699,216	7.62	$0.39	1,747,238	6.81	$0.36
$0.51 to $1.09	805,750	6.03	0.77	563,292	4.63	0.82
$1.10 to $2.99	95,000	4.37	1.20	95,000	4.37	1.20
$3.00 to $3.29	63,750	1.35	3.28	63,750	1.35	3.28
	3,663,716	7.07	0.54	2,469,280	6.08	0.58
(b)	Stock-based compensation expense:

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

At December 31, 2016, we had unrecognized compensation expense related to stock options of $191,000 to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2016	2015
Income statement account:
Selling and marketing	$49	$49
General and administrative	158	184
	$207	$233

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2016		2015
Expected dividend yield	—		—
Expected stock price volatility	80.2%		85.5%
Risk-free interest rate	1.7%		1.6%
Expected term (in years)	5.8	years	5.4	years
Weighted-average grant date fair-value	$0.33		$0.25

During the year ended December 31, 2016,  no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2016 and 2015 was $185,000 and $86,000 and for options exercisable was $152,000 and $52,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2016 and 2015 was $3,000 and $2,000. The Company’s policy is to issue new shares upon exercise of options.

Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2016.

9.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. Effective January 1, 2014, we modified the 401(k) plan to eliminate the safe harbor matching contribution, to move to a discretionary contribution. There were no matching contributions during the years ended December 31, 2016 and 2015.

10.Commitments and Contingencies

Commitments

As of December 31, 2016, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $620,000 in 2017, with no current commitments thereafter.

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

11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2016	2015
Current
State	$2	$1
Foreign	2	28
Total	4	29
Deferred
Foreign	—	45
Total	—	45
Provision for income taxes	$4	$74

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2016	2015
United States	$(271)	$(1,059)
Foreign	92	13
Total	$(179)	$(1,046)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2016	2015
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(40.87)	(0.52)
State income taxes, net of federal benefit	10.01	(3.99)
Change in valuation allowance	136.18	(28.79)
Stock-based compensation	(171.34)	—
Other	29.83	(7.78)
Provision for income taxes	(2.19)%	(7.08)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2016	2015
Deferred tax assets
Net operating loss carry forwards	$19,407	$18,455
Capital assets	—	2
Intangible assets	3	5
Stock-based compensation	403	1,594
Tax effected state benefit	963	943
Other	76	98
Total deferred tax asset	20,852	21,097
Valuation allowance	(20,852)	(21,097)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2016 and December 31, 2015, the valuation allowance decreased by $245,000 and increased by $301,000, respectively. Upon the adoption of ASU 2016-09 during 2016, the Company recognized $954,000 in deferred tax benefits from approximately $2.5 million of federal net operating losses attributable to share-based income tax deductions that exceeded the amount that had been recognized for financial reporting purposes.  This amount is fully reserved by a valuation allowance, so there was no impact on net loss for 2016.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2016, we had net operating loss carry-forwards for income tax purposes in the United States of $58.5 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2016 and 2015.

The tax years that remain open to examination by the taxing authorities are 2012 – 2016, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

A provision had not been made at December 31, 2016 and 2015, for the U.S. or additional foreign withholding taxes on undistributed earnings from the Canadian subsidiary. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. If we were to declare a dividend for the cumulative earnings of the Canadian subsidiary as of December 31, 2016, the resulting withholding tax provision would not be material to our financial condition or results of operations.

12.  Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2016	2015
Revenue:
United States	$12,350	$9,567
Canada	2,958	3,656
Other countries	359	368
Total revenue	$15,667	$13,591

Fixed assets:
United States	$25	$37
Other countries	—	—
Total fixed assets	$25	$37

During the years ended December 31, 2016 and 2015, three of our customers represented approximately 49% and 33%, respectively of revenues.

13.  Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2016 and 2015 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2016 quarter:
Revenue	$4,274	$4,304	$4,083	$3,006
Gross profit	1,172	1,086	1,101	740
Income (loss) from operations	66	(6)	87	(232)
Net income (loss)	49	(65)	69	(236)
Basic and diluted income (loss) per share	0.00	(0.00)	0.00	(0.01)

	Q1	Q2	Q3	Q4
2015 quarter:
Revenue	$2,893	$4,262	$3,763	$2,674
Gross profit	742	1,053	949	501
(Loss) income from operations	(229)	(92)	3	(438)
Net loss	(278)	(116)	(179)	(545)
Basic and diluted loss per share	(0.01)	(0.00)	(0.00)	(0.01)

Numbers may not sum due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2016.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control-Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2016, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2016, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of  Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2016, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2016, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,663,716	$0.54	3,874,309	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,663,716	$0.54	3,874,309	(1)(2)

_______________________________________

(1)

Consisted of (a) 3,574,309 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2016, the total number of shares of common stock authorized for issuance under the Plan increased by 1,300,000 shares to an aggregate of 9,484,032. As of January 1, 2017, the total number of shares of common stock authorized for issuance under the Plan was further increased by 1,300,000 shares to an aggregate of 10,784,032 shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2016, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2016, our fiscal year end.

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

              Dated: March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2017
Jennifer L. Cue

/s/ MILLS A. BROWN	Director	March 23, 2017
Mills A. Brown

/s/ RICHARD V. CAUTERO	Director	March 23, 2017
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 23, 2017
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 23, 2017
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 23, 2017
Susan A. Schreter

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913)

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013)
4.1	Form of Stock Warrant (Previously filed with, and incorporated herein by reference to, Exhibit 4.1 to our current report on Form 8-K filed on February 2, 2012; File No. 000-28820)
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

10.4

Second Modification to Loan and Security Agreement dated as of May 13, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 7, 2016.)

10.5

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

10.18*

Compensation for Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.10 to our annual report on Form 10-K, filed March 24, 2016; File No. 000-28820.)

21.1	Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-K, filed March 24, 2016; File No. 000-28820.)
23.1	Consent of Peterson Sullivan LLP (Filed herewith.)
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Max Schroedl, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Max Schroedl, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

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