Form 10-Q
period 2017-03-31
JONES SODA CO
filed 2017-05-12
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of  May 1, 2017, there were 41,379,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select®, our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•	Public perception of the beverage industry and changes in consumer preferences;
•	Our ability to increase revenues and achieve case sales goals;
•	Our ability to manage our operating expenses and generate cash flow from operations, or our ability to secure additional financing if our case sales goals take longer to achieve than anticipated;
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

•	Our ability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;
•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	Our ability to maintain an effective information technology infrastructure;
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;
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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 23,  2017. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$554	$733
Accounts receivable, net of allowance of $15 and $13	2,044	2,174
Inventory	2,127	1,850
Prepaid expenses and other current assets	124	142
Total current assets	4,849	4,899
Fixed assets, net of accumulated depreciation of $557 and $922	23	25
Other assets	8	8
Total assets	$4,880	$4,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,853	$1,049
Line of credit	634	1,205
Accrued expenses	705	835
Taxes payable	9	26
Total current liabilities	3,201	3,115
Deferred rent	12	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,379,373 shares and 41,340,727 shares, respectively	53,788	53,772
Additional paid-in capital	8,715	8,674
Accumulated other comprehensive income	221	219
Accumulated deficit	(61,057)	(60,860)
Total shareholders’ equity	1,667	1,805
Total liabilities and shareholders’ equity	$4,880	$4,932

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands, except share data)
Revenue	$3,535	$4,274
Cost of goods sold	2,682	3,102
Gross profit	853	1,172
Operating expenses:
Selling and marketing	544	542
General and administrative	483	564
	1,027	1,106
Income (loss) from operations	(174)	66
Interest expense	(15)	(22)
Other (expense) income, net	(1)	12
Income (loss) before income taxes	(190)	56
Income tax expense, net	(7)	(7)
Net income (loss)	$(197)	$49

Net income (loss) per share - basic	$(0.00)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00
Weighted average basic common shares outstanding	41,367,662	41,314,894
Weighted average diluted common shares outstanding	41,367,662	41,628,078

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$(197)	$49
Other comprehensive income (loss):
Foreign currency translation adjustment gain	2	20
Total comprehensive income (loss)	$(195)	$69

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(197)	$49
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	3	4
Stock-based compensation	42	29
Change in allowance for doubtful accounts	2	11
Changes in operating assets and liabilities:
Accounts receivable	123	(561)
Inventory	(277)	(193)
Prepaid expenses and other current assets	18	8
Accounts payable	804	294
Accrued expenses	(130)	286
Taxes payable	(17)	5
Other liabilities	-	1
Net cash provided by (used in) operating activities	371	(67)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	16	-
Payment of capital lease obligations	-	(2)
Proceeds from line of credit, net of repayments	(571)	(6)
Net cash used in financing activities	(555)	(8)
Net decrease in cash and cash equivalents	(184)	(75)
Effect of exchange rate changes on cash	5	2
Cash and cash equivalents, beginning of period	733	772
Cash and cash equivalents, end of period	$554	$699
Supplemental disclosure:
Cash paid during period for:
Interest	$15	$22
Income taxes	23	-

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages, which it sells and distributes primarily in the United States and Canada through its network of independent distributors and directly to its national and regional retail accounts.

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (the “Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2017, has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Liquidity

As of March 31, 2017, we had cash and cash equivalents of approximately $554,000 and working capital of $1.6 million. Cash  provided by operations during the three months ended March 31, 2017 totaled $371,000 compared to cash used in operations of $67,000 for the same period a year ago. The increase in cash  provided by operations compared to the same period a year ago is primarily due to the timing of production and certain receivables. We reported a net loss of $197,000 for the three months ended March 31, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with available borrowings under our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through March 31, 2018.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2017, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down approximately $634,000. See Note 3 for further information.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

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

Net income (loss) per share

The computation for basic and diluted earnings per share is as follows (in thousands, except share data):

	Three months ended March 31,
	2017	2016
Net income (loss)	$(197)	$49
Weighted average common shares outstanding:
Basic	41,367,662	41,314,894
Dilutive stock options	-	313,184
Diluted	41,367,662	41,628,078
Net income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”) to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five steps process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods: (i) retrospective to each prior reporting period presented within the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We will be required to make additional disclosures under the new guidance. However, at this time, we do not expect adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”), to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out, or FIFO, or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We will adopt ASU 2015-11 as required in our 2017 interim and annual reporting periods. We adopted ASU 2015-11 during 2017 without a material impact on our consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (“ASU 2015-17”). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. We adopted ASU 2015-17 during 2016 and subsequent to our adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (“ASU 2016-2”), which supersedes Accounting Standards Update Topic 840, Leases.  ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-2 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

2. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$1,402	$1,180
Raw materials	725	670
	$2,127	$1,850

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group  (“CapitalSource”), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $3.2 million, subject to satisfaction of certain conditions.The current term of the Loan Facility expires on December 27, 2017, unless renewed.

Under the Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed

$300,000, subject to any reserve amount established by CapitalSource. As of March 31, 2017, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down approximately $634,000.

 As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2017,  we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Warrants

As part of our registered offering in February 2012,  we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant has an exercise price of $0.70 per share, for total potential proceeds to us of up to $2,245,250 if all of the warrants are exercised in full and in cash. The warrants are exercisable for cash or, solely in the absence of an effective registration statement, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions, and also upon any distributions to Company shareholders, business combinations, sale of substantially all assets and other fundamental transactions. The exercise of the warrants is subject to certain beneficial ownership limitations and other restrictions set forth in the warrant documents. The term of the warrants expires on August 6, 2017.  Any remaining warrants that are outstanding on August 6, 2017, the expiration date, will automatically be exercised at that time by cashless exercise (if volume weighted average trading price of our common stock as of such date exceeds $0.70 per share).

As of March 31, 2017,  3,057,500 of the warrants remain outstanding. No warrants were exercised during the three months ended March 31, 2017.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2017, the total number of shares of common stock authorized under the Plan increased to a total of 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and the remaining 75.0% vesting in equal monthly increments thereafter. As of March 31, 2017, there were 5,023,938 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2017	3,663,716	$0.54
Options granted	315,000	0.45
Options exercised	(38,646)	0.40
Balance at March 31, 2017	3,940,070	$0.54
Exercisable, March 31, 2017	2,771,985	$0.56
Vested and expected to vest	3,654,733	$0.54

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

At March 31, 2017, we had unrecognized compensation expense related to stock options of $232,000 to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended March 31,
	2017	2016
Income statement account:
Selling and marketing	$16	$11
General and administrative	26	18
	$42	$29

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2017		2016
Expected dividend yield	—		—
Expected stock price volatility	74.0%		87.9%
Risk-free interest rate	2.0%		1.7%
Expected term (in years)	5.2	years	6.1	years
Weighted-average grant date fair-value	$0.28		$0.34

The aggregate intrinsic value of stock options outstanding at March 31, 2017 and 2016 was $210,000 and $953,000 and for options exercisable was $188,000 and $482,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 38,646 options exercised during the three months ended March 31, 2017. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2017 was $3,000.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Revenue:
United States	$2,705	$3,565
Canada	681	684
Other countries	149	25
Total revenue	$3,535	$4,274

During the three months ended March 31, 2017 and 2016,  three and four of our customers represented approximately 53% and 59%, respectively, of revenue.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2016 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 23,  2017.

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

Our Focus: Sales Growth

Our focus is sales growth through the execution of the following key initiatives:

•	Build upon partnerships in innovative ways;
•	Expand our fountain program in the United States and Canadian marketplaces;
•	Build Lemoncocco sales in select markets in the United States and Canada;
•	New product innovation; and
•	Explore accretive acquisitions in the food and beverage industry.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended March 31,
	2017	% of Revenue	2016	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$3,535	100.0%	$4,274	100.0%
Cost of goods sold	(2,682)	(75.9)%	(3,102)	(72.6)%
Gross profit	853	24.1%	1,172	27.4%
Selling and marketing expenses	(544)	(15.4)%	(542)	(12.7)%
General and administrative expenses	(483)	(13.7)%	(564)	(13.2)%
Income (loss) from operations	(174)	(4.9)%	66	1.5%
Interest expense	(15)	(0.4)%	(22)	(0.5)%
Other (expense) income, net	(1)	(0.0)%	12	0.3%
Income (loss) before income taxes	(190)	(5.4)%	56	1.3%
Income tax expense, net	(7)	(0.2)%	(7)	(0.2)%
Net income (loss)	$(197)	(5.6)%	$49	1.1%
Basic and diluted net income (loss) per share	$(0.00)		$0.00

	As of
	March 31, 2017		December 31, 2016
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$2,598		$2,907
Fixed assets, net	23		25
Total assets	4,880		4,932
Long-term liabilities	12		12
Working capital	1,648		1,784

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Revenue

For the quarter ended March 31, 2017,  revenue was approximately $3.5 million,  a decrease of $739,000 or 17.3% from $4.3 million in revenue for the quarter ended March 31, 2016. The decrease is primarily due to timing and price differences between the initial product launch of our co-branded 7-Eleven PET product and the re-launch of the co-branded 7-Eleven glass product. The current co-branded glass product was launched during the fourth quarter of 2016 and the first quarter of 2017, as compared to the significant pipeline fill of the PET co-branded product in the comparable first quarter of 2016. Other one-time factors including timing and SKU selection contributed to a lesser extent.

For the quarter ended March 31, 2017, trade spend and promotion allowances, which offset revenue, totaled $309,000, a decrease of $225,000 or 42.1% primarily due to costs associated with one-time programs in the prior year.

Gross Profit

For the quarter ended March 31, 2017, gross profit decreased by $319,000 or 27.2%, to approximately $853,000 compared to $1,172,000 for the quarter ended March 31, 2016 due to timing variances of a product launch.   For the quarter ended March 31, 2017 gross margin as a percentage of revenue decreased to 24.1%  from 27.4% for the quarter ended March 31, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2017 were $544,000,  an increase of $2,000 or 0.4%, from $542,000 for the quarter ended March 31, 2016.  Selling and marketing expenses as a percentage of revenue increased to 15.4% for the quarter ended March 31, 2017, from 12.7% in 2016. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2017 and 2016, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $17,000 and $14,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2017 were $483,000, a decrease of $81,000 or 14.4%, compared to $564,000 for the quarter ended March 31, 2016,  due to the timing of one-time charges during the prior year. General and administrative expenses as a percentage of revenue remained relatively flat at 13.7% for the quarter ended March 31, 2017, compared to 13.2% in 2016. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March  31,  2017 and 2016, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $27,000 and $19,000, respectively.

Income Tax Expense

We had $7,000 income tax expense for both the quarters ended March 31, 2017 and 2016, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net (loss) income

Net loss for the quarter ended March 31, 2017 was  $197,000 compared to net income of $49,000 for the quarter ended March 31, 2016 due to the timing of new product offerings.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of approximately $554,000 and working capital of $1.6 million. Cash provided by operations during the three months ended March 31, 2017 totaled $371,000 compared to cash used in operations of $67,000 for the same period a year ago. The increase in cash provided by operations compared to the same period a year ago is primarily due to the timing of production and certain receivables.  We had  a net loss of $197,000 for the three  months ended March 31, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated working capital requirements through March 31,  2018.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2  million based on eligible accounts receivable and inventory. As of March 31,  2017, our accounts receivable and inventory eligible borrowing base was approximately $1.9 million, of which we had drawn down $634,000.  We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3 of our Condensed Consolidated Financial Statements.

We may require additional financing to support our working capital needs in the future. The amount and timing of our additional capital requirements and the availability to fund those requirements will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities Exchange Commission on March 23,  2017. There have been no material changes in our critical accounting policies during the three months ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2017.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

2017 Annual Meeting - Submission of Matters to a Vote of Shareholders

At our 2017 Annual Meeting of Shareholders held on May 10, 2017, the following matters were submitted to a vote of our shareholders:

The shareholders elected the following five directors, who received the number of votes set forth opposite their respective names:

	For	Withheld	Broker Non-Votes

Richard V. Cautero	8,178,694	503,702	26,502,252
Jennifer L. Cue	8,427,315	255,081	26,502,252
Michael M. Fleming	7,930,835	751,561	26,502,252
Matthew K. Kellogg	7,940,342	742,054	26,502,252
Susan A. Schreter	7,918,038	764,358	26,502,252

The shareholders ratified the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for the fiscal year 2017 by a vote of 33,434,380 shares For, 1,396,808 shares Against, and 248,475 shares abstaining. There were no broker non-votes in connection with this matter.

 The shareholders approved a non-binding advisory resolution (commonly referred to as a “say-on-pay” resolution) on our executive compensation for fiscal year 2016 by a vote of 7,845,385 shares For, 574,763 shares Against, and 157,263 shares abstaining. There were 26,502,252 broker non-votes in connection with this matter.

ITEM 6.EXHIBITS

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013)
10.5

Amendment & Restatement of First Modification to Loan and Security Agreement dated as of December 22, 2014, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed December 23, 2014.)

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

10.8

Fourth Modification of Loan and Security Agreement dated as of December 16, 2016, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2017.)

31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
31.2	Certification by Max Schroedl, Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
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

May 12, 2017

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Chief Financial Officer