Form 10-Q
period 2017-06-30
JONES SODA CO
filed 2017-08-09
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of  August 1, 2017, there were 41,449,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Report to “Jones Soda” refer to our premium soda, including Jones® Soda, Jones Zilch® and Jones Stripped™ sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to and market acceptance of 7-Select®, our cobranded product with 7-Eleven, and our new product, Lemoncocco;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the premium and craft beverage segment from Coke and Pepsi;
•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•	Public perception of the beverage industry and changes in consumer preferences;
•	Our ability to increase revenues and achieve case sales goals;
•	Our ability to manage our operating expenses and generate cash flow from operations, or our ability to secure additional financing if our case sales goals take longer to achieve than anticipated;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Changes in pricing and SKUs of our products;
•	Listing and delisting of SKUs in major retailers:
•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$745	$733
Accounts receivable, net of allowance of $21 and $13	2,669	2,174
Inventory	2,100	1,850
Prepaid expenses and other current assets	144	142
Total current assets	5,658	4,899
Fixed assets, net of accumulated depreciation of $560 and $922	35	25
Other assets	8	8
Total assets	$5,701	$4,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695	$1,049
Line of credit	1,464	1,205
Accrued expenses	796	835
Taxes payable	17	26
Total current liabilities	3,972	3,115
Deferred rent	12	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,449,373 shares and 41,340,727 shares, respectively	53,818	53,772
Additional paid-in capital	8,753	8,674
Accumulated other comprehensive income	258	219
Accumulated deficit	(61,112)	(60,860)
Total shareholders’ equity	1,717	1,805
Total liabilities and shareholders’ equity	$5,701	$4,932

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Revenue	$3,933	$4,304	$7,468	$8,578
Cost of goods sold	2,872	3,218	5,554	6,320
Gross profit	1,061	1,086	1,914	2,258
Operating expenses:
Selling and marketing	548	505	1,092	1,047
General and administrative	548	587	1,031	1,151
	1,096	1,092	2,123	2,198
Income (loss) from operations	(35)	(6)	(209)	60
Interest expense	(20)	(21)	(35)	(43)
Other income (expense), net	8	(29)	7	(17)
Loss before income taxes	(47)	(56)	(237)	-
Income tax expense, net	(8)	(9)	(15)	(16)
Net loss	$(55)	$(65)	$(252)	$(16)

Net loss income per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average basic and diluted common shares outstanding	41,410,142	41,315,727	41,389,138	41,315,308

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(55)	$(65)	$(252)	$(16)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	37	90	39	110
Total comprehensive income (loss)	$(18)	$25	$(213)	$94

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(252)	$(16)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5	8
Stock-based compensation	79	77
Change in allowance for doubtful accounts	8	10
Changes in operating assets and liabilities:
Accounts receivable	(475)	(810)
Inventory	(239)	79
Prepaid expenses and other current assets	-	36
Accounts payable	646	(59)
Accrued expenses	(45)	201
Taxes payable	(9)	12
Net cash used in operating activities	(282)	(462)
INVESTING ACTIVITIES:
Purchase of fixed assets	(15)	(5)
Net cash used in investing activities	(15)	(5)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	46	1
Payment of capital lease obligations	-	(2)
Proceeds from line of credit, net of repayments	259	279
Net cash provided by financing activities	305	278
Net increase (decrease) in cash and cash equivalents	8	(189)
Effect of exchange rate changes on cash	4	1
Cash and cash equivalents, beginning of period	733	772
Cash and cash equivalents, end of period	$745	$584
Supplemental disclosure:
Cash paid during period for:
Interest	$31	$43
Income taxes	25	-

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (our “Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2017, has been prepared in accordance with accounting principles generally accepted in the United States of America “GAAP” and the Securities and Exchange Commission “SEC” rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our  Subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2017, we had cash and cash-equivalents of approximately $745,000 and working capital of approximately $1.7 million. Cash used in operations during the six months ended June 30, 2017 totaled $282,000 compared to $462,000 for the same period a year ago. The decrease in cash used in operations compared to the same period last year is primarily due to the timing of payables and the seasonality of inventory levels. We reported a  net loss of $252,000 for the six months ended June 30, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with available borrowings under our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs through June  30, 2018.

We have a revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2017, our accounts receivable and inventory eligible borrowing base was approximately $2.1 million, of which we had drawn down approximately $1.5 million. See Note 3 for further information.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented in this Report were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”) to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of 2018. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We will be required to make additional disclosures under the new guidance. However, at this time, we do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”), to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory be measured using either the first-in, first-out, or FIFO method, or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted ASU 2015-11 during 2017 without a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-2”), which replaces existing lease guidance. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for the Company beginning January 1, 2019. Early adoption is permitted. While the Company expects adoption to lead to an increase in the assets and liabilities recorded on its balance sheets, the Company is still evaluating the overall impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

2. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$1,473	$1,180
Raw materials	627	670
	$2,100	$1,850

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

Under the Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of June 30, 2017, our accounts receivable and inventory eligible borrowing base was approximately $2.1 million, of which we had drawn down approximately $1.5 million.  As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2017, we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Warrants

As part of our registered offering in February 2012,  we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant had an exercise price of $0.70 per share.  As of June 30, 2016, warrants for the exercise of 3,057,500 shares remained outstanding and unexercised. Pursuant to their terms, all outstanding and unexercised warrants expired on August 6, 2017.

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

Effective January 1, 2017, the total number of shares of common stock authorized under the Plan increased to 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and the remaining 75.0% vesting in equal monthly increments thereafter. As of June 30, 2017, there were 5,043,938 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2017	3,663,716	$0.54
Options granted	390,000	0.45
Options exercised	(108,646)	0.42
Options cancelled/expired	(75,000)	0.47
Balance at June 30, 2017	3,870,070	$0.54
Exercisable, June 30, 2017	2,750,841	$0.56
Vested and expected to vest	3,584,722	$0.54

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

At June 30, 2017, we had unrecognized compensation expense related to stock options of $215,000 to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income statement account:
Selling and marketing	$13	$14	$29	$25
General and administrative	25	34	50	52
	$38	$48	$79	$77

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2017		2016
Expected dividend yield	—		—
Expected stock price volatility	74.0%		87.2%
Risk-free interest rate	2.0%		1.7%
Expected term (in years)	5.4	years	6.1	years
Weighted-average grant date fair-value	$0.29		$0.37

The aggregate intrinsic value of stock options outstanding at June 30, 2017 and 2016 was $319,000 and $691,000 and for options exercisable was $272,000 and $458,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 108,646 and 2,500 options exercised during the six months ended June 30,  2017 and 2016, respectively. The aggregate intrinsic value of the options exercised during the six months ended June,  2017 and 2016, was $9,000 and $1,000 respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$2,959	$3,230	$5,664	$6,724
Canada	974	930	1,655	1,629
Other countries	-	144	149	225
Total revenue	$3,933	$4,304	$7,468	$8,578

During the three months ended June 30, 2017 and 2016,  three and five of our customers represented approximately 51% and 41%,  of revenue, respectively. During the six months ended June 30, 2017 and 2016, three and four of our customers represented approximately 52%  and 47%, respectively, of revenue.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2016 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC) on March 23, 2017.

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

Overview

We develop, produce, market and distribute premium beverages which we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell our products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our Focus: Sales Growth

Our focus is sales growth through the execution of the following key initiatives:

•	Build upon partnerships in innovative ways;
•	Expand our fountain program in the United States and Canada;
•	Build Lemoncocco sales in select markets in the United States and Canada;
•	New product innovation; and
•	Explore accretive acquisitions in the food and beverage industry.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$3,933	100.0%	$4,304	100.0%	$7,468	100.0%	$8,578	100.0%
Cost of goods sold	(2,872)	(73.0)%	(3,218)	(74.8)%	(5,554)	(74.4)%	(6,320)	(73.7)%
Gross profit	1,061	27.0%	1,086	25.2%	1,914	25.6%	2,258	26.3%
Selling and marketing expenses	(548)	(13.9)%	(505)	(11.7)%	(1,092)	(14.6)%	(1,047)	(12.2)%
General and administrative expenses	(548)	(13.9)%	(587)	(13.6)%	(1,031)	(13.8)%	(1,151)	(13.4)%
Income (loss) from operations	(35)	(0.9)%	(6)	(0.1)%	(209)	(2.8)%	60	0.7%
Interest expense	(20)	(0.5)%	(21)	(0.5)%	(35)	(0.5)%	(43)	(0.5)%
Other income (expense), net	8	0.2%	(29)	(0.7)%	7	0.1%	(17)	(0.2)%
Loss before income taxes	(47)	(1.2)%	(56)	(1.3)%	(237)	(3.2)%	-	0.0%
Income tax expense, net	(8)	(0.2)%	(9)	(0.2)%	(15)	(0.2)%	(16)	(0.2)%
Net loss	$(55)	(1.4)%	$(65)	(1.5)%	$(252)	(3.4)%	$(16)	(0.2)%
Basic and diluted net income (loss) per share	$(0.00)		$(0.00)		$(0.01)		$(0.00)

					As of
					June 30, 2017		December 31, 2016
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$3,414		$2,907
Fixed assets, net					35		25
Total assets					5,701		4,932
Long-term liabilities					12		12
Working capital					1,686		1,784

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

Revenue

For the quarter ended June 30, 2017,  revenue was approximately $3.9 million,  a decrease of $371,000, or 8.6% from approximately $4.3 million in revenue for the quarter ended June 30, 2016.  The primary reasons for the revenue decline were increased competition in the craft soda segment at grocery, as well as increased retailer focus on increased shelf space allocation to retail private label offerings.  During the second quarter, a major retailer discontinued sales of our Jones 12-ounce can product line in favor of a private label product.

For the quarter ended June 30, 2017, trade spend and promotion allowances, which offset revenue, totaled $421,000, a decrease of 8.1% compared to $458,000 for the quarter ended June 30, 2016.

Gross Profit

For the quarter ended June 30, 2017, gross profit decreased by $25,000 or 2.3%, to approximately $1.1 million compared to approximately $1.1 million for the quarter ended June 30, 2016.   For the quarter ended June 30, 2017, gross margin as a percentage of revenue increased to 27.0% from 25.2% for the quarter ended June 30, 2016 due to a price increase implemented late in the first quarter of 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2017 were $548,000,  an increase of $43,000, or 8.5%, from $505,000 for the quarter ended June 30, 2016.  Selling and marketing expenses as a percentage of revenue increased to 13.9% for the quarter ended June 30, 2017, from 11.7% in 2016. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2017 and 2016, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $14,000 and $15,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2017 were $548,000, a decrease of $39,000 or 6.6%, compared to $587,000 for the quarter ended June 30, 2016,  due primarily to costs associated with our variable compensation structure. General and administrative expenses as a percentage of revenue remained relatively flat at 13.9% for the quarter ended June 30, 2017, compared to 13.6% in 2016. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2017 and 2016, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $26,000 and $36,000, respectively.

Income Tax Expense

We had $8,000 of income tax expense for the quarter ended June 30, 2017, compared to $9,000 for the quarter ended June 30, 2016, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net income for the quarter ended June 30, 2017 was  $55,000 compared to a net loss of $65,000 for the quarter ended June 30, 2016 due to a stabilized costs structure and improved margins, offset by a decline in sales.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

For the six months ended June 30, 2017, revenue was approximately $7.5 million, a decrease of approximately $1.1 million or 12.9% from six months ended June 30,  2016.  The primary reasons for the revenue decline were increased competition in the craft soda segment at grocery, as well as increased retailer focus on increased shelf space allocation to retail private label offerings.

For the six months ended June 30, 2017, trade spend and promotion allowances, which offset revenue, totaled approximately $730,000 a decrease of $262,000 or 26.4%, from approximately $1.0 million from the six months ended June 30, 2016, due primarily to one-time items related to the launch of 7-Select during 2016.

Gross Profit

For the six months ended June 30, 2017 gross profit decreased by $344,000 or 15.2%, to approximately $1.9 million compared to approximately $2.3 million for the six months ended June 30, 2016 due to decreases in sales related to increased competition in our segment of the soda industry. For the six months ended June 30, 2017, gross margin as a percentage of revenue decreased to 25.6% from 26.3% for the six months ended June 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2017 were approximately $1.1 million,  an increase of $45,000, or 4.3%,  from $1.0 million for the six months ended June 30, 2016. Selling and marketing expenses as a percentage of revenue increased to 14.6% for the six months ended June 30, 2017, from 12.2% in 2016. We will continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2017 and 2016, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $32,000 and $28,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were approximately $1.0 million, a decrease of $120,000 or 10.4%, compared to $1.2 million for the six months ended June 30, 2016,  due primarily to costs associated with our variable compensation structure. General and administrative expenses as a percentage of revenue increased to 13.8% for the  six months ended June 30, 2017 from 13.4% for the six months ended June 30, 2016. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2017 and 2016, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $52,000 and $57,000, respectively.

Income Tax Expense

We had $15,000 of income tax expense for the six months ended June 30, 2017, primarily related to the tax provision on income from our Canadian operations. Income tax expense for the six months ended June 30, 2016 was $16,000. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net loss for the six months ended June 30, 2017 was $252,000 compared to a net loss of $16,000 for the six months ended June 30, 2016 due to the decrease in sales previously mentioned.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash-equivalents of approximately $745,000 and working capital of approximately $1.7 million. Cash used in operations during the six months ended June 30, 2017 totaled $282,000 compared to $462,000 for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to the timing of payables and seasonality of inventory levels. We had  a net loss of $252,000 for the six months ended June 30, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated working capital requirements through June 30,  2018.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2  million based on eligible accounts receivable and inventory. As of June 30,  2017, our accounts receivable and inventory eligible borrowing base was approximately $2.1 million, of which we had drawn down $1.5 million.  We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing, as discussed further in Note 3 of our Condensed Consolidated Financial Statements.

We may require additional financing to support our working capital needs in the future. The amount and timing of our additional capital requirements and the availability of financing to fund those requirements will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented in this Report were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 23,  2017. There have been no material changes in our critical accounting policies during the three months ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  June 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2017.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

August 9, 2017

JONES SODA CO.
By:	/s/
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/
Max Schroedl
Chief Financial Officer