Form 10-Q
period 2017-09-30
JONES SODA CO
filed 2017-11-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of November 1, 2017, there were 41,449,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$745	$733
Accounts receivable, net of allowance of $17 and $13	1,873	2,174
Inventory	2,286	1,850
Prepaid expenses and other current assets	149	142
Total current assets	5,053	4,899
Fixed assets, net of accumulated depreciation of $564 and $922	43	25
Other assets	8	8
Total assets	$5,104	$4,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,953	$1,049
Line of credit	925	1,205
Accrued expenses	596	835
Taxes payable	5	26
Total current liabilities	3,479	3,115
Deferred rent	12	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,449,373 shares and 41,340,727 shares, respectively	53,818	53,772
Additional paid-in capital	8,796	8,674
Accumulated other comprehensive income	322	219
Accumulated deficit	(61,323)	(60,860)
Total shareholders’ equity	1,613	1,805
Total liabilities and shareholders’ equity	$5,104	$4,932

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Revenue	$3,648	$4,083	$11,116	$12,661
Cost of goods sold	2,749	2,982	8,303	9,302
Gross profit	899	1,101	2,813	3,359
Operating expenses:
Selling and marketing	588	515	1,680	1,562
General and administrative	474	499	1,505	1,650
	1,062	1,014	3,185	3,212
Income (loss) from operations	(163)	87	(372)	147
Interest expense	(22)	(18)	(57)	(61)
Other income (expense), net	(20)	9	(13)	(8)
Income (loss) before income taxes	(205)	78	(442)	78
Income tax expense, net	(6)	(9)	(21)	(25)
Net income (loss)	$(211)	$69	$(463)	$53

Net income (loss) per share - basic	$(0.01)	$0.00	$(0.01)	$0.00
Net income (loss) per share - diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average basic common shares outstanding	41,449,373	41,320,214	41,409,512	41,316,951
Weighted average diluted common shares outstanding	41,449,373	41,740,407	41,409,512	41,985,418

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(211)	$69	$(463)	$53
Other comprehensive income (loss):
Foreign currency translation adjustment gain	64	51	103	161
Total comprehensive income (loss)	$(147)	$120	$(360)	$214

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(463)	$53
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	9	12
Stock-based compensation	122	148
Change in allowance for doubtful accounts	4	(6)
Changes in operating assets and liabilities:
Accounts receivable	349	(587)
Inventory	(414)	191
Prepaid expenses and other current assets	(7)	14
Accounts payable	904	(380)
Accrued expenses	(249)	114
Taxes payable	(21)	21
Net cash provided by (used in) operating activities	234	(420)
INVESTING ACTIVITIES:
Purchase of fixed assets	(27)	(5)
Net cash used in investing activities	(27)	(5)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	46	8
Payment of capital lease obligations	—	(2)
Proceeds from line of credit, net of repayments	(280)	396
Net cash provided by (used in) financing activities	(234)	402
Net decrease in cash and cash equivalents	(27)	(23)
Effect of exchange rate changes on cash	39	18
Cash and cash equivalents, beginning of period	733	772
Cash and cash equivalents, end of period	$745	$767
Supplemental disclosure:
Cash paid during period for:
Interest	$53	$61
Income taxes	25	2

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (our “Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2017, has been prepared in accordance with accounting principles generally accepted in the United States of America “GAAP” and the Securities and Exchange Commission “SEC” rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our  Subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2017, we had cash and cash-equivalents of approximately $745,000 and working capital of approximately $1.6 million. We reported a  net loss of $463,000 for the nine months ended September 30, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with available borrowings under our Loan Facility and anticipated cash from operations, will be sufficient to meet our anticipated cash needs.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of September 30, 2017, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down approximately $925,000.  See Note 3 for further information.

We may require additional financing to support our future working capital needs, the acquisition of a new large account or to accelerate our current initiatives. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Net Income (loss) per Share

The computation for basic and diluted earnings per share is as follows (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(211)	$69	$(463)	$53
Weighted average common shares outstanding:
Basic	41,449,373	41,320,214	41,409,512	41,316,951
Dilutive stock options	-	420,193	-	668,467
Diluted	41,449,373	41,740,407	41,409,512	41,985,418
Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$(0.01)	$0.00

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”) to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of 2018. In 2016 and 2017, the FASB issued several ASUs related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We will be required to make additional disclosures under the new guidance. We expect to adopt the guidance using the full retrospective method.  However, at this time, we do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”), to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value, less an approximately normal profit margin. ASU 2015-11 requires that inventory be measured using either the first-in, first-out, or FIFO method, or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted ASU 2015-11 during 2017 without a material impact on our consolidated financial statements.

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

2. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$1,549	$1,180
Raw materials	737	670
	$2,286	$1,850

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

Under the Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 35% of finished goods inventory not to exceed $475,000, plus (iii) 50% of eligible Canadian accounts receivable not to exceed $300,000, subject to any reserve amount established by CapitalSource. As of September 30, 2017, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down approximately $925,000.  As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2017, we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Warrants

As part of our registered offering in February 2012,  we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant had an exercise price of $0.70 per share. Pursuant to their terms, all 3,057,500 of the then-outstanding unexercised warrants expired on August 6, 2017.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% of the shares subject to the option vesting one year from the grant date and the remaining 75.0% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. As of September 30, 2017, there were 4,877,355 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2017	3,663,716	$0.54
Options granted	536,683	0.45
Options exercised	(108,646)	0.42
Options cancelled/expired	(75,000)	0.47
Balance at September 30, 2017	4,016,753	$0.54
Exercisable, September 30, 2017	2,801,154	$0.56
Vested and expected to vest	3,718,781	$0.54

 (b)Stock-based compensation expense:

Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period. We recognize compensation expense for only the portion of stock options or restricted stock expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee attrition. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At September 30, 2017, we had unrecognized compensation expense related to stock options of $216,000 to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the stock-based compensation expense attributable to stock options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income statement account:
Selling and marketing	$15	$8	$44	$33
General and administrative	28	63	78	115
	$43	$71	$122	$148

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2017		2016
Expected dividend yield	—		—
Expected stock price volatility	72.2%		84.4%
Risk-free interest rate	1.9%		1.6%
Expected term (in years)	5.3	years	5.9	years
Weighted-average grant date fair-value	$0.28		$0.34

The aggregate intrinsic value of stock options outstanding at September 30, 2017 and 2016 was $95,000 and $152,000, respectively, and for options exercisable was $92,000 and $120,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 108,646 and 25,833 options exercised during the nine months ended September 30,  2017 and 2016, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September,  2017 and 2016, was $9,000 and $3,000 respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$2,816	$3,141	$8,480	$9,739
Canada	816	803	2,471	2,558
Other countries	16	139	165	364
Total revenue	$3,648	$4,083	$11,116	$12,661

During the three months ended September 30, 2017 and 2016,  three and five of our customers represented approximately 54% and 59%,  of our revenue, respectively. During the nine months ended September 30, 2017 and 2016, three and two of our customers represented approximately 53%  and 22%, of our revenue, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2016 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC on March 23, 2017.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell our products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

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

	Three months ended September 30,				Nine months ended September 30,
	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$3,648	100.0%	$4,083	100.0%	$11,116	100.0%	$12,661	100.0%
Cost of goods sold	(2,749)	(75.4)%	(2,982)	(73.0)%	(8,303)	(74.7)%	(9,302)	(73.5)%
Gross profit	899	24.6%	1,101	27.0%	2,813	25.3%	3,359	26.5%
Selling and marketing expenses	(588)	(16.1)%	(515)	(12.6)%	(1,680)	(15.1)%	(1,562)	(12.3)%
General and administrative expenses	(474)	(13.0)%	(499)	(12.2)%	(1,505)	(13.5)%	(1,650)	(13.0)%
Income (loss) from operations	(163)	(4.5)%	87	2.1%	(372)	(3.3)%	147	1.2%
Interest expense	(22)	(0.6)%	(18)	(0.4)%	(57)	(0.5)%	(61)	(0.5)%
Other income (expense), net	(20)	(0.5)%	9	0.2%	(13)	(0.1)%	(8)	(0.1)%
Income (loss) before income taxes	(205)	(5.6)%	78	1.9%	(442)	(4.0)%	78	0.6%
Income tax expense, net	(6)	(0.2)%	(9)	(0.2)%	(21)	(0.2)%	(25)	(0.2)%
Net income (loss)	$(211)	(5.8)%	$69	1.7%	$(463)	(4.2)%	$53	0.4%
Basic and diluted net income (loss) per share	$(0.01)		$0.00		$(0.01)		$0.00

					As of
					September 30, 2017		December 31, 2016
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$2,618		$2,907
Fixed assets, net					43		25
Total assets					5,104		4,932
Long-term liabilities					12		12
Working capital					1,574		1,784

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016

Revenue

For the quarter ended September 30, 2017,  revenue was approximately $3.6 million,  a decrease of $435,000, or 10.7% from approximately $4.1 million in revenue for the quarter ended September 30, 2016.  The primary reasons for the revenue decline were increased competition in the craft soda segment at grocery, changing consumer trends, as well as increased retailer focus on shelf space allocation to retail private label offerings.  During the second quarter, a major retailer discontinued sales of our Jones 12-ounce can product line in favor of a private label product.

For the quarter ended September 30, 2017, trade spend and promotion allowances, which offset revenue, totaled $420,000, a decrease of 7.5% compared to $454,000 for the quarter ended September 30, 2016.

Gross Profit

For the quarter ended September 30, 2017, gross profit decreased by $202,000 or 18.3%, to $899,000 compared to $1.1 million for the quarter ended September 30, 2016.   For the quarter ended September 30, 2017, gross margin as a percentage of revenue decreased to 24.6% from 27.0% for the quarter ended September 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2017 were $588,000,  an increase of $73,000, or 14.2%, from $515,000 for the quarter ended September 30, 2016.  Selling and marketing expenses as a percentage of revenue increased to 16.1% for the quarter ended September 30, 2017, from 12.6% in 2016. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2017 and 2016, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $17,000 and $10,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2017 were $474,000, a decrease of $25,000 or 5.0%, compared to $499,000 for the quarter ended September 30, 2016,  due primarily to one-time stock compensation costs. General and administrative expenses as a percentage of revenue increased to 13.0% for the quarter ended September 30, 2017 from 12.2% in 2016. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2017 and 2016, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $30,000 and $65,000, respectively.

Income Tax Expense

We had $6,000 of income tax expense for the quarter ended September 30, 2017, compared to $9,000 for the quarter ended September 30, 2016, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2017, was  $211,000 compared to net income of $69,000 for the quarter ended September 30, 2016. The decrease was primarily due to a decline in sales, as discussed above under “Revenue.”

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

For the nine months ended September 30, 2017, revenue was approximately $11.1 million, a decrease of approximately $1.5 million or 12.2% from nine months ended September 30, 2016.  The primary reasons for the revenue decline were increased competition in the craft soda segment at grocery, changing consumer trends, as well as increased retailer focus on shelf space allocation to retail private label offerings.

For the nine months ended September 30, 2017, trade spend and promotion allowances, which offset revenue, totaled approximately $1.2 million,  a decrease of $296,000 or 20.5%, from approximately $1.4 million from the nine months ended September 30, 2016, due primarily to one-time items related to the launch of 7-Select during 2016.

Gross Profit

For the nine months ended September 30, 2017 gross profit decreased by $546,000 or 16.3%, to $2.8 million compared to approximately $3.4 million for the nine months ended September 30, 2016 due to decreases in sales related to increased competition in our segment of the soda industry. For the nine months ended September 30, 2017 gross margin as a percentage of revenue decreased to 25.3% from 26.5% for the nine months ended September 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2017 were approximately $1.7 million, an increase of $118,000, or 7.6% from $1.6 million for the nine months ended September 30,2016. Selling and marketing expenses as a percentage of revenue increased to 15.1% for the nine months ended September 30, 2017, from 12.3% in 2016. We will continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2017 and 2016, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $49,000 and $37,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $1.5 million, a decrease of $145,000 or 8.8%, compared to $1.7 million for the nine months ended September 30, 2016,  due primarily to costs associated with our variable compensation structure. General and administrative expenses as a percentage of revenue increased to 13.5% for the nine months ended September 30, 2017 from 13.0% for the nine months ended September 30, 2016. We will continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2017 and 2016, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $82,000 and $123,000, respectively.

Income Tax Expense

We had $21,000 of income tax expense for the nine months ended September 30, 2017, primarily related to the tax provision on income from our Canadian operations. Income tax expense for the nine months ended September 30, 2016 was $25,000. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net loss for the nine months ended September 30, 2017 was $463,000, compared to net income of $53,000 for the nine months ended September 30, 2016. The decrease was primarily due to a decline in sales, as discussed above under “Revenue.”

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash-equivalents of approximately $745,000 and working capital of approximately $1.6 million. Cash provided by operations during the nine months ended September 30, 2017 totaled $234,000 compared to $420,000 used in operations for the same period a year ago. The decrease in cash used in operations compared to the same period a year ago is primarily due to the timing of payables and seasonality of inventory levels. We had  a net loss of $463,000 for the nine months ended September 30, 2017.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet our current working capital requirements.

We have a revolving secured credit facility with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2  million based on eligible accounts receivable and inventory. As of September 30,  2017, our accounts receivable and inventory eligible borrowing base was approximately $1.7 million, of which we had drawn down $925,000.  We intend use the Loan Facility for our working capital needs. The Loan Facility is available for future borrowing. Please see Note 3 of our Condensed Consolidated Financial Statements for an additional description of the Loan Facility.

We may require additional financing to support our future working capital needs, the acquisition of a new large account or to accelerate our current initiatives. The amount and timing of our additional capital requirements and the availability of financing to fund those requirements will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 23,  2017. There have been no material changes in our critical accounting policies during the three months ended September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  September 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2017.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013).
10.5

Amendment & Restatement of First Modification to Loan and Security Agreement dated as of December 22, 2014, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed December 23, 2014).

10.6

Second Modification to Loan and Security Agreement dated as of May 13, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 7, 2016).

10.7

Third Modification to Loan and Security Agreement dated as of December 18, 2015, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 7, 2016).

10.8

Fourth Modification of Loan and Security Agreement dated as of December 16, 2016, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2017).

31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Max Schroedl, Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Max Schroedl, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

November 13, 2017

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Chief Financial Officer