Form 10-K
period 2017-12-31
JONES SODA CO
filed 2018-03-29
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s  common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $19,006,000 using the closing price on that day of $ 0.50.

As of March 28, 2018, there were 41,464,373 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium beverages, including Jones® Soda, Jones Zilch® and Lemoncocco® sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	Consumer response to our products and new initiatives;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment from Coke and Pepsi;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•	Public perception of the beverage industry and changes in consumer preferences;
•	Our ability to increase revenues and achieve sales goals;
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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	44

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accounting Fees and Services	46

PART IV
Item 15.	Exhibits and Financial Statement Schedules	46
SIGNATURES		47

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

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

Jones Soda Products

Our strategy is to focus on our core brand, Jones Soda, while investing in our new higher margin initiatives. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing customer photos on the fountain equipment and cups. Over 1 million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating are the distinctive names of our products such as FuFu Berry and Berry Lemonade, and the fact that our products are made from high quality ingredients, including pure Cane Sugar. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.

Lemoncocco

We officially launched Lemoncocco  ® in January 2016.  Lemoncocco    represents an entirely new beverage category that was inspired by the distinctive refreshment stands found along the streets of Rome, Italy. Lemoncocco is a premium non-carbonated, naturally flavored beverage with the extracts of Sicilian lemons and a splash of coconut cream. Lemoncocco is lightly sweetened with a touch of cane sugar and only 90 calories per 12-ounce serving. Lemoncocco was designed to be on trend, beautifully bold in design and yield a higher gross profit margin than our current Jones bottle product offerings. Lemoncocco is perfect for food pairing, making cocktails and hydration. The overall appeal to the health channel and a wider age demographic makes Lemoncocco an exciting and diverse offering in the marketplace.

Our initial controlled launch strategy was to validate the brand by utilizing specialty distributors in select markets. As a result of strong re-orders and account retention through these channels, in late 2017 we began to offer Lemoncocco to our existing Jones distribution network in strategic areas and scenarios.

In late 2017, we introduced Lemoncocco to two divisions of Whole Foods and the Northern California region of Safeway and Raley’s. We continue to receive strong initial results through trade shows and our broader beverage network.  In 2018, we will continue to explore existing and alternative distribution strategies while investing further in this initiative.

Fountain

Drawing inspiration from our traditional bottles, the fountain equipment is branded with an engaging collage of consumer-submitted photos that are inspired by the business themes of our retail partners and the regions in which they are located. Our fountain offerings include traditional flavors such as Cane Sugar Cola, Sugar Free Cola, as well as Cane Sugar sweetened Ginger Ale, Orange & Cream, Root Beer and Lemon Lime.  Rounding out the lineup are two of our most popular Cane Sugar flavors, Berry Lemonade and Green Apple. We have developed other products in select markets that include teas, lemonade, vitamin enhanced waters, hydration beverages, as well as naturally flavored sparkling waters.

We continue to see growing interest from celebrity chefs, larger quick service restaurants, corporate accounts, retailers and a variety of other outlets looking for differentiated offerings in their fountain soda. We feel that Jones on fountain enhances the consumer experience, while appealing to a broad demographic. Our national brand awareness and customer centric approach make us unique compared to other craft soda competitors within this category.

Co-Brand and Private Label Products

In February 2016, we announced our partnership with 7-Eleven, Inc. and together created the 7-Select brand of premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select continues to be available exclusively at participating 7-Eleven locations across the United States. When opportunities meet our required financial and operational metrics we utilize our industry expertise to provide private label products for customers.

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment. The CSD segment is the largest segment in the sparkling beverage category, and in the United States it is a $79 billion industry (according to the June 2017 issue of Beverage Digest). During 2016, the CSD segment continued to grow with an increase of 2.0% as a result of raising prices.  Within the CSD segment are craft and premium sodas, which provide consumers with unique premium alternatives to the large corporate brands and is where our Jones Soda line competes. In the United States, craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Expand our fountain program in the United States and Canada;
•	Increase distribution of Lemoncocco in the United States and Canada; and
•	Build upon partnerships in innovative ways.

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

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. In determining the most advantageous distribution channel, we also consider what works best for the customer, allowing for better retail activation and in-store presence, including seeking placement on shelves that are normally restricted to national mainstream brands and placement in the cold-aisle, thus providing us access to the important “take home market.” We have also introduced the JONES Cane Sugar Fountain program through a network of fountain distributors in select regions across the United States and Canada to provide our premium products and uniquely customized fountain equipment.

For the year ended December 31, 2017, our top three accounts by revenue represent approximately 53% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Fountain Distribution

We sell direct to certain retailers in addition to working with a network of fountain distributors in select focus regions within the United States and Canada to provide our premium products and uniquely customized fountain equipment.

Sales

Our products are sold throughout the United States and Canada, primarily in convenience stores, grocery stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens and sandwich shops, as well as through our national accounts with several large retailers. In 2017, sales in the United States represented approximately 76% of total sales, while sales in Canada represented approximately 23%, and we had approximately 1% in other international sales.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding, BMX biking and snowboarding. We also have a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues draws a younger generation of customers that value their independence away from the larger soft drink brands.

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

Brand and Product Development

We understand the importance of creating new beverage products and enhancing our existing products to meet the ever-changing consumer taste profile. We continue to expand our JONES Cane Sugar Fountain program that allows for our Jones Soda product line to be offered “on tap.” We partner with restaurants and grocery stores that prefer to offer new innovative and pure cane sugar fountain opportunities for their guests and we utilize a select group of fountain distributors to service these retail customers.

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

Financial Evaluation. We evaluate consumer price tolerance and sensitivity. All new products must be able to scale and meet strict margin requirements.

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

In addition to the above extensions to the Jones Soda brand, we have created and launched a new brand with its own separate identity from the Jones Soda brand, Lemoncocco®.  We believe that Lemoncocco represents a new category in the non-carbonated beverage industry and that developing a separate all-natural beverage brand is an important opportunity for the Company.

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

Quality Control

Our products are made from high-quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high-quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the United States, we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.®,” “JONES ZILCH®” and “LEMONCOCCO ®”.

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

Risk Factors Relating to Our Company and Our Business

If we are not able to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our sales goals and increase sales going forward as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.  While we have access to and use our secured credit facility for our working capital requirements, it may be insufficient for these purposes and we may not be successful in raising additional capital as necessary.

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

For the year ended December 31, 2017, our top three accounts by revenue represent approximately 53% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts (including our private label relationship with 7-Eleven) could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. With recent declines in fuel prices, some companies have been slow to pass on decreases in their fuel surcharges.  If fuel prices increase again, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2018. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

•

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as Lemoncocco and our Fountain products; and

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

During 2017 and continuing into 2018, the U.S. dollar has remained strong in comparison to the Canadian dollar. As of March 28,  2018, the Canadian dollar exchange rate for one U.S. dollar was equal to 0.78 (compared to 0.80 as of December 31, 2017 and $0.75 as of December 31, 2016). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

The terms of the note purchase agreement entered into by the Company on March 23, 2018, may limit our ability to approve certain actions.

On March 23, 2018, we issued an aggregate principal amount of $2,800,000 of convertible subordinated promissory notes (the “Convertible Notes”), pursuant to the terms of a note purchase agreement. In accordance with such note purchase agreement, the Company has agreed not to take certain actions without the approval of holders of not less than a majority-in-interest of the principal amount of the Convertible Notes (the “Required Holders”) while such Convertible Notes remain outstanding. Such actions include (a) liquidating, dissolving or winding up the affairs of the Company; (b) purchasing or redeeming or paying any cash dividend on any capital stock of the Company; (c) effecting a material acquisition by the Company, unless otherwise approved by the Board of Directors and each of the MHP Directors (as defined in the note purchase agreement); (d) increasing the size of the Board of Directors; (e) increasing the Company’s equity incentive plan by more than 10% of the amount reserved for the prior fiscal year without the approval of the Board of Directors and each of the MHP Directors (as defined in the note purchase agreement); (f) entering into any transaction with any affiliate, officer, director, employee or holder of more than five percent (5%) of the Company’s capital stock, calculated on a fully diluted basis; or (g) terminating, or allowing to be terminated or suspended, the listing of the shares of common stock issuable upon the conversion of the Convertible Notes on the trading market. If requested by the Company, the Required Holders may elect not to allow the Company to take these actions. In the event that we are unable to take these actions, the interests of the Company and our shareholders may be materially and adversely affected.

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

Our operations outside of the United States, contribute to our revenue and profitability, and we believe that developing and emerging markets could present future growth opportunities for us.  However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise.  There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

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

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches. For the 2018 year, we have a cyber security insurance policy in place.

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners.  We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching new products like Lemoncocco, to pair with existing brand extensions such as Jones Zilch that round out our diversified portfolio.

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

The conversion of our convertible subordinated promissory notes could be dilutive to our shareholders.

On March 23, 2018, we issued an aggregate principal amount of $2,800,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional and individual accredited investors, including the Company’s CEO. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time during the term into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on the Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to broad based, weighted average antidilution protection in the event that the Company issues shares of capital stock or equity equivalents at a price that is less than $0.32 per shares prior to the conversion of the Convertible Notes. Conversion of the Convertible Notes to common stock at any time between their issuance and maturity could be substantially dilutive to our shareholders.

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

Our stock is traded on the OTCQB Marketplace. The OTCQB is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, the American Stock Exchange or Nasdaq system, and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC and we may never apply or qualify for future listing on Nasdaq or a senior market.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one-year terms. See Note 6  in the Notes to Consolidated Financial Statements included in this Report for further discussion.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” The following table shows, for each quarter of fiscal 2017 and 2016, the high and low closing sales prices as reported by the OTCQB Marketplace.

2017	High	Low
Fourth quarter (ended December 31, 2017)	$0.48	$0.36
Third quarter (ended September 30, 2017)	0.50	0.37
Second quarter (ended June 30, 2017)	0.54	0.45
First quarter (ended March 31, 2017)	0.54	0.44
2016	High	Low
Fourth quarter (ended December 31, 2016)	$0.50	$0.37
Third quarter (ended September 30, 2016)	0.64	0.38
Second quarter (ended June 30, 2016)	0.72	0.62
First quarter (ended March 31, 2016)	0.74	0.38

Holders

As of March 28, 2018,  there were 41,464,373 shares of common stock issued and outstanding, held by approximately 234 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 28, 2018 was $0.36.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$13,345	$15,667	$13,591	$13,555	$13,696
Cost of goods sold	(10,321)	(11,568)	(10,347)	(10,543)	(10,433)
Gross profit	3,024	4,099	3,244	3,012	3,263
Selling and marketing expenses	(2,123)	(2,033)	(1,896)	(2,235)	(2,322)
General and administrative expenses	(2,014)	(2,151)	(2,104)	(2,535)	(2,779)
Loss from operations	(1,113)	(85)	(756)	(1,758)	(1,838)
Other expense, net	(135)	(94)	(290)	279	10
Income (loss) before income taxes	(1,248)	(179)	(1,046)	(1,479)	(1,828)
Income tax expense, net	(23)	(4)	(74)	(61)	(65)
Net loss	(1,271)	(183)	(1,120)	(1,540)	(1,893)
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.04)	$(0.05)

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$1,644	$2,907	$2,612	$2,094	$2,498
Fixed assets, net	39	25	37	25	232
Total assets	3,389	4,932	5,354	4,874	5,514
Long-term liabilities	12	12	11	2	406
Working capital	908	1,784	1,721	2,568	3,375

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Expand our fountain program in the United States and Canada;
•	Increase distribution of Lemoncocco in the United States and Canada; and
•	Build upon partnerships in innovative ways.

Results of Operations

Years Ended December 31, 2017 and 2016

Revenue

For the year ended December 31, 2017, revenue was approximately $13.3 million, a decrease of approximately $2.3 million, or 14.8% from $15.7 million in revenue for the year ended December 31, 2016. The decrease was primarily driven by declines in our Jones glass bottle business                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            consistent with downward pressure on the industry and the second quarter de-listing of our can business by a national retailer.  During 2017 and 2016, respectively,  23% and 19% of our revenues were from Canada.

For the year ended December 31, 2017, promotion allowances and slotting fees, which offset revenue, totaled $1.5 million, a decrease of $285,000, or 16.2%, from $1.8 million, in 2016. The decrease was primarily due to prior year programs around the launch of 7-Select in 2016.

Gross Profit

	Year Ended December 31,
	2017	2016	% Change
	(Dollars In thousands)
Gross Profit	$3,024	$4,099	-26.2%
% of Revenue	22.7%	26.2%

For the year ended December 31, 2017, gross profit decreased by approximately $1.1 million or 26.2%, to $3.0 million compared to $4.1 million for the year ended December 31, 2016, primarily driven by a decrease in sales attributable to multiple factors and a $275,000 non-cash write-down of obsolete inventory based on our current assessment of market conditions.  For the year ended December 31, 2017, gross margin decreased to 22.7% from 26.2% for the year ended December 31, 2016, primarily due to a large inventory write-down.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2017 were approximately $2.1 million,  an increase of $90,000, or 4.4%, from $2.0 million for the year ended December 31, 2016.  Selling and marketing expenses as a percentage of revenue increased to 15.9% for the year ended December 31, 2017, from 13.0% in 2016 driven by increased product sampling and decreased revenues. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $2.0 million, a decrease of $137,000 or 6.4%, compared to $2.2 million for the year ended December 31, 2016. General and administrative expenses as a percentage of revenue increased to 15.1% for the year ended December 31, 2017 from 13.7% in 2016. We will continue to balance general and administrative expenses with our working capital resources.

Income Tax Expense

We had income tax expense of $23,000 in 2017, compared to $4,000 in 2016, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2017 increased to $1.3 million from a net loss of $0.2 million for the year ended December 31, 2016. The increase in net loss was primarily a result of downward CSD trends, the delisting of our can business during the second quarter, and a write-down related to our assessment of market conditions.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had cash and cash-equivalents of approximately $397,000 and $733,000 respectively, and working capital of $908,000 and $1.8 million, respectively. Net cash used in operations during fiscal years 2017 and 2016 totaled $37,000 and $346,000, respectively. Net cash used in operations decreased primarily due to timing of receivables offset by our larger net loss.  Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2017,  net cash used in financing activities totaled $297,000 compared to net cash provided by financing activities of approximately $303,000 for the year ended December 31, 2016 primarily from the decreased usage of our line of credit and to a lesser extent stock option exercises. We incurred a net loss of $1.3 million for the year ended December 31, 2017. Our accumulated deficit increased to $62.1 million as of December 31, 2017 compared to the prior year’s deficit of $60.9 million.

On March 23, 2018, the Company received proceeds of $2.8 million in connection with the note purchase agreement described in Note 14 to the Consolidated Financial Statements in the Report.

As of the date of this Report, as a result of the recent financing, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the Company’s funding requirements for one year after the consolidated financial statements for the year ended December 31, 2017 have been issued.

We  have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance).  The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory.  As of December 31, 2017, our eligible borrowing base was approximately $1.2 million, for which we had an outstanding balance of $858,000.

During 2017 and 2016, we received $50,000 and $8,000, respectively, from the cash exercise of stock options.  From time to time, we may receive additional cash through the exercise of stock options or warrants in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Inventory

We hold raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory, on a first in-first out basis. These valuations are subject to customer acceptance, planned and actual product changes, demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required on products that are over 12 months from production date or any changes related to market conditions, slow-moving inventory or obsolete products.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor since 2010.

Seattle, Washington

March 29, 2018

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$397	$733
Accounts receivable, net of allowance of $7 and $13	1,247	2,174
Inventory	1,557	1,850
Prepaid expenses and other current assets	141	142
Total current assets	3,342	4,899
Fixed assets, net of accumulated depreciation of $568 and $922	39	25
Other assets	8	8
Total assets	$3,389	$4,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$1,049
Line of credit	858	1,205
Accrued expenses	626	835
Taxes payable	1	26
Total current liabilities	2,434	3,115
Deferred rent	12	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,464,373 shares and 41,340,727 shares, respectively	53,822	53,772
Additional paid-in capital	8,861	8,674
Accumulated other comprehensive income	391	219
Accumulated deficit	(62,131)	(60,860)
Total shareholders’ equity	943	1,805
Total liabilities and shareholders’ equity	$3,389	$4,932

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
	(In thousands, except share data)
Revenue	$13,345	$15,667
Cost of goods sold	10,321	11,568
Gross profit	3,024	4,099
Operating expenses:
Selling and marketing	2,123	2,033
General and administrative	2,014	2,151
	4,137	4,184
Loss from operations	(1,113)	(85)
Interest expense	(75)	(85)
Other expense, net	(60)	(9)
Loss before income taxes	(1,248)	(179)
Income tax expense, net	(23)	(4)
Net loss	$(1,271)	$(183)

Net loss per share - basic and diluted	$(0.03)	$(0.00)
Weighted average basic and diluted common shares outstanding	41,420,603	41,322,944

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016
	(In thousands)
Net loss	$(1,271)	$(183)
Other comprehensive income:
Foreign currency translation adjustment	172	6
Total comprehensive loss	$(1,099)	$(177)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share amounts)
Balance, December 31, 2015	41,314,894	$53,764	$8,467	$213	$(60,677)	$1,767
Exercise of stock options	25,833	8	—	—	—	8
Stock-based compensation	—	—	207	—	—	207
Net loss	—	—	—	—	(183)	(183)
Other comprehensive income	—	—	—	6	—	6
Balance, December 31, 2016	41,340,727	53,772	8,674	219	(60,860)	1,805
Exercise of stock options	123,646	50	—	—	—	50
Stock-based compensation	—	—	187	—	—	187
Net loss	—	—	—	—	(1,271)	(1,271)
Other comprehensive income	—	—	—	172	—	172
Balance, December 31, 2017	41,464,373	$53,822	$8,861	$391	$(62,131)	$943

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,271)	$(183)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	13	15
Write-down of inventory	275	-
Stock-based compensation	187	207
Change in allowance for doubtful accounts	(6)	(14)
Changes in operating assets and liabilities:
Accounts receivable	1,072	(324)
Inventory	38	732
Prepaid expenses and other current assets	2	(27)
Other assets	-	13
Accounts payable	(102)	(737)
Accrued expenses	(219)	(24)
Taxes payable	(26)	(5)
Other liabilities	-	1
Net cash used in operating activities	(37)	(346)
INVESTING ACTIVITIES:
Purchase of fixed assets	(26)	(5)
Net cash used in investing activities	(26)	(5)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	50	8
Payment of capital lease obligations	—	(2)
Proceeds from line of credit, net of repayments	(347)	297
Net cash (used in) provided by financing activities	(297)	303
Net decrease in cash and cash equivalents	(360)	(48)
Effect of exchange rate changes on cash	24	9
Cash and cash equivalents, beginning of period	733	772
Cash and cash equivalents, end of period	$397	$733
Supplemental disclosure:
Cash paid during period for:
Interest	$69	$80
Income taxes	27	9

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

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

Liquidity

As of December 31, 2017 and 2016, we had cash and cash-equivalents of approximately $397,000 and $733,000, respectively, and working capital of $908,000 and $1.8 million, respectively. Net cash used in operations during fiscal years 2017 and 2016 totaled $37,000 and $346,000, respectively. Net cash used in operations decreased primarily due to timing of receivables.  Cash flows vary throughout the year based on seasonality.

The Company has experienced recurring losses from operations and negative cash flows from operating activities.  This situation created uncertainties about the Company’s ability to execute its business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern. On March 23, 2018, the Company received proceeds of $2.8 million in connection with the note purchase agreement described in Note 14, Subsequent Events. The Company believes that the recent financing alleviates the conditions which initially indicated substantial doubt about the Company's ability to continue as a going concern. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. The amount of additional capital that the Company may require, the timing of capital needs and the availability of financing to fund those needs will depend on a number of factors, including strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing.

As of the date of this Report, as a result of the recent financing, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued. Additionally, our Loan Facility (described below and in Note 5 to Consolidated Financial Statements), is available for our working capital needs.

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance). The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2017, our eligible borrowing base was approximately $1.2 million, for which we had an outstanding balance of $858,000.

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

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of the line of credit approximates fair value (determined based on level 3 inputs in the fair value hierarchy) because the interest rate is reflective of the rate we could obtain on debt with similar terms.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $7 and $13 as of December 31, 2017 and 2016, respectively, are netted against accounts receivable. Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2017	2016
Balance, beginning of year	$13	$27
Net charges to bad debt expense	1	54
Write-offs	(7)	(68)
Balance, end of year	$7	$13

As of December 31, 2017, two customers made up 31% of our outstanding accounts receivable. As of December 31, 2016, two customers made up 25% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Prior to the adoption of ASU 2015-11 at the beginning of the first quarter of 2017, inventory was valued at the lower of cost or market. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold.

The provision for obsolete inventory for the year ended December 31, 2017 amounted to $275,000 as a result of discontinuing our Jones Stripped product line, raw materials related to our de-listed can offering and the discontinuation of other non-core products.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transactions losses were $5,000 for 2017 and $9,000 for 2016.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances. For the years ended December 31, 2017 and 2016, our revenue was reduced by $1.5 million and $1.8 million, respectively, for slotting fees and promotion allowances. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have not been material.

Shipping and handling costs

Shipping and handling amounts paid to us by customers are primarily for online orders, included in revenue and total $185,000 and $163,000 for the years ended December 31, 2017 and 2016.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2017 and 2016, we incurred advertising costs of $661,000 and $544,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2017 or 2016.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2017 and 2016, due to the net loss, outstanding stock options amounting to 4,016,653 and 3,663,716 at December 31, 2017 and 2016, respectively, and warrants amounting to 3,057,500 at December 31, 2016, were anti-dilutive.

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

Recent accounting guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (“ASU 2015-17”). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. We adopted ASU 2015-17 at the beginning of the first quarter of 2017 and all of our deferred tax assets and liabilities, along with any related valuation allowance, were classified as noncurrent on our Consolidated Balance Sheet.

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

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2017	2016
Finished goods	$1,106	$1,180
Raw materials	451	670
	$1,557	$1,850

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2017	2016
Vehicles	$393	$378
Office and computer equipment	181	380
Equipment	33	189
	607	947
Accumulated depreciation	(568)	(922)
	$39	$25

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2017	2016
Employee benefits	$67	$74
Selling and marketing	303	380
Other accruals	256	381
	$626	$835

5. Line of Credit

We have an amended and restated revolving secured Loan Facility with CapitalSource Business Finance Group (previously known as BFI Business Finance) (“CapitalSource”). As of December 31, 2017, the maximum aggregate amount available for borrowing under the Loan Facility was $3.2 million, subject to satisfaction of certain conditions. The current term of the Loan Facility expires on December 27, 2018, unless renewed.

Under this Loan Facility, as amended in January and December 2016, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S.

accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000 or 50% of eligible accounts receivable collateral. These terms became available to us in April 2016, and reflect an increase to our borrowing capacity of $175,000.  As of December 31, 2017, our eligible borrowing base was approximately $1.2 million, for which we had an outstanding balance of $858,000.

As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0% (resulting in an interest rate of 5.25% as of December 31, 2017), and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2017, we were in compliance with all covenants under the Loan Facility.

6.  Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one-year terms, indefinitely.

As of December 31, 2017, our scheduled lease payments excluding management fees and other operational expenses were as follows (in thousands):

2018	$103
2019	106
2020	18
$227

During the years ended December 31, 2017 and 2016, we incurred rental expenses of $139,000 and $129,000 respectively.

7.  Warrants

As part of our registered offering in February 2012, we sold and issued warrants for the purchase of up to 3,207,500 shares of common stock. Each warrant had an exercise price of $0.70 per share. Warrants for 150,000 shares were previously exercised for cash during 2013. Pursuant to their terms, all 3,057,500 of the then-outstanding unexercised warrants expired on August 6, 2017.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2017, there were 4,862,355 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2017	3,663,716	$0.54
Options granted	551,583	0.45
Options exercised	(123,646)	0.41
Options cancelled/expired	(75,000)	0.47
Balance at December 31, 2017	4,016,653	$0.54
Exercisable, December 31, 2017	2,964,278	$0.56
Vested and expected to vest	3,765,395	$0.54

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2017:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	3,062,153	7.13	$0.40	2,163,696	6.52	$0.38
$0.51 to $1.09	795,750	4.99	0.77	641,832	4.18	0.80
$1.10 to $2.99	95,000	3.37	1.20	95,000	3.37	1.20
$3.00 to $3.29	63,750	0.35	3.28	63,750	0.35	3.28
	4,016,653	6.51	0.54	2,964,278	5.78	0.56
(b)	Stock-based compensation expense:

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

At December 31, 2017, we had unrecognized compensation expense related to stock options of $169,000 to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2017	2016
Income statement account:
Selling and marketing	$60	$49
General and administrative	127	158
	$187	$207

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2017		2016
Expected dividend yield	—		—
Expected stock price volatility	72.2%		80.2%
Risk-free interest rate	1.9%		1.7%
Expected term (in years)	5.3	years	5.8	years
Weighted-average grant date fair-value	$0.28		$0.33

During the year ended December 31, 2017,  no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2017 and 2016 was $56,000 and $185,000 and for options exercisable was $54,000 and $152,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2017 and 2016 was $10,000 and $3,000, respectively. The Company’s policy is to issue new shares upon exercise of options.

(c)	Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP includes 300,000 shares available for issuance, and no amounts have been issued under the ESPP through December 31, 2017.

9.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. Beginning January 1, 2009, we instituted an employee match under our safe harbor 401(k) plan and match employee contributions up to 4% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%.  Effective January 1, 2014, we modified the 401(k) plan to eliminate the safe harbor matching contribution, to move to a discretionary contribution. There were no matching or discretionary contributions during the years ended December 31, 2017 and 2016.

10.Commitments and Contingencies

Commitments

As of December 31, 2017, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $979,000 in 2018, with no current commitments thereafter.

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

11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2017	2016
Current
State	$2	$2
Foreign	21	2
Provision for income taxes	$23	$4

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2017	2016
United States	$(1,337)	$(271)
Foreign	89	92
Total	$(1,248)	$(179)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2017	2016
Federal statutory rate	34.00%	34.00%
Effect of:
Permanent differences	(0.61)	(40.87)
State income taxes, net of federal benefit	0.54	10.01
Change in valuation allowance	(642.13)	136.18
Federal tax rate change	618.09	—
Repatriation tax on unremitted earnings	(12.68)	—
Stock-based compensation	—	(171.34)
Other	0.91	29.83
Provision for income taxes	(1.88)%	(2.19)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2017	2016
Deferred tax assets
Net operating loss carry forwards	$12,080	$19,407
Intangible assets	2	3
Stock-based compensation	281	403
Tax effected state benefit	973	963
Other	101	76
Total deferred tax asset	13,437	20,852
Valuation allowance	(13,437)	(20,852)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2017 and December 31, 2016, the valuation allowance decreased by $7.4 million and $245,000, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate resulting in a reduction to the value of the deferred tax asset before valuation allowance of $7.7 million.

H.R.1 also includes a Repatriation Transaction Tax on the net accumulated and previously untaxed earnings and profits of a U.S. taxpayer's foreign subsidiaries. As such, the Company no longer considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested outside of the U.S. and reflected an increase to the provision for income tax of approximately $158,000 for the year ended December 31, 2017, as a result of the Repatriation Transaction Tax.

At December 31, 2017, we had net operating loss carry-forwards for income tax purposes in the United States of $59.4 million which expire at various times commencing in 2019. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2017 and 2016.

The tax years that remain open to examination by the taxing authorities are 2013 – 2017, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

12.  Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2017	2016
Revenue:
United States	$10,072	$12,350
Canada	3,091	2,958
Other countries	182	359
Total revenue	$13,345	$15,667

Fixed assets:
United States	$39	$25
Other countries	—	—
Total fixed assets	$39	$25

During the years ended December 31, 2017 and 2016,  three of our customers represented approximately 53% and 49%, respectively of revenues.

13.  Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2017 and 2016 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2017 quarter:
Revenue	$3,535	$3,933	$3,648	$2,229
Gross profit	853	1,061	899	211
Loss from operations	(174)	(35)	(163)	(741)
Net loss	(197)	(55)	(211)	(808)
Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.02)

	Q1	Q2	Q3	Q4
2016 quarter:
Revenue	$4,274	$4,304	$4,083	$3,006
Gross profit	1,172	1,086	1,101	740
Loss from operations	66	(6)	87	(232)
Net income (loss)	49	(65)	69	(236)
Basic and diluted loss per share	0.00	(0.00)	0.00	(0.01)

Numbers may not sum due to rounding.

14.Subsequent Events

On March 23, 2018, we offered subscriptions and issued an aggregate principal amount of $2,800,000 of Convertible Notes to institutional and individual accredited investors, including the Company’s CEO. The Company intends to use the proceeds from the Convertible Notes to fund its Lemoncocco and Fountain initiatives and for working capital and general corporate purposes.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. No payments of principal or interest are due until the maturity. The holders can convert the Convertible Notes at any time during the term into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on the Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to broad based, weighted average antidilution protection in the event that the Company issues shares of capital stock or equity equivalents at a price that is less than $0.32 per shares prior to the conversion of the Convertible Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2017.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control-Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” The proxy statement will be filed within 120 days of December 31, 2017, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our proxy statement relating to our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” The proxy statement will be filed within 120 days of December 31, 2017, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” The proxy statement will be filed within 120 days of December 31, 2017, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2017, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	4,016,653	$0.54	5,162,355	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	4,016,653	$0.54	5,162,355	(1)(2)

_______________________________________

(1)

Consisted of (a) 4,862,355 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options, and (b) 300,000 shares available for issuance under the 2007 Employee Stock Purchase Plan. Each non-employee director receives an annual stock option grant of up to 50,000 shares of common stock, or an equivalent grant of shares of restricted stock, pursuant to a program administered under our Jones Soda Co. 2011 Incentive Plan.

(2)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2017, the total number of shares of common stock authorized for issuance under the Plan increased by 1,300,000 shares to an aggregate of 10,784,032.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our proxy statement relating to our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board

Meetings and Committees” and “Independence of the Board of Directors.” The proxy statement will be filed within 120 days of December 31, 2017, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of December 31, 2017, our fiscal year end.

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

              Dated: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
Jennifer L. Cue

/s/ JEFFREY D. ANDERSON	Director	March 29, 2018
Jeffrey D. Anderson

/s/ CHRISTOPHER BEACH	Director	March 29, 2018
Christopher Beach

/s/ RICHARD V. CAUTERO	Director	March 29, 2018
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 29, 2018
Michael M. Fleming

/s/ MATTHEW K. KELLOGG	Director	March 29, 2018
Matthew K. Kellogg

/s/ SUSAN A. SCHRETER	Director	March 29, 2018
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

3.2

Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).

4.1	Form of Common Stock Purchase Warrant (Previously filed with, and incorporated herein by reference to, Exhibit 4.1 to our current report on Form 8-K, filed on February 2, 2012; File No. 000-28820).
4.2

Form of Convertible Subordinated Promissory Note (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).

4.3	Form of Note Purchase Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.4	Form of Registration Rights Agreement ((Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
10.1++

Lease Agreement dated December 31, 2014, by and between 66 South Hanford Street Limited Partnership and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 7, 2015; File No. 000-28820).

10.2++

Loan and Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc., and  Jones Soda (Canada) INC., and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820).

10.3

Amendment & Restatement of First Modification to Loan and Security Agreement dated as of December 22, 2014, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed December 24, 2014).

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

10.6

Fourth Modification of Loan and Security Agreement dated as of December 16, 2016, by and among Jones Soda Co. (USA) Inc., JONES SODA (CANADA) Inc., and CapitalSource Business Finance Group, a dba of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed January 3, 2017).

10.7	Annual Renewal of Loan and Security Agreement (Previously filed and incorporated herein by reference to our current report on Form 8-K, filed January 3, 2018).
10.8

General Continuing Guaranty dated as of December 27, 2013, made by Jones Soda Co. in favor of BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820).

10.9++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820).

10.10

Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820).

10.11++

Intellectual Property Security Agreement dated as of December 27, 2013, by and between Jones Soda Co. (USA) Inc. and Jones Soda (Canada) INC. and BFI Business Finance (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed January 3, 2014; File No. 000-28820).

10.12

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820).

10.13*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan. (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-28820).

10.14*

Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).

10.15*

Form of Stock Option Grant Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.16*

Form of Restricted Stock Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.17*

Form of Restricted Stock Unit Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.18*

Jones Soda Co. 2007 Employee Stock Purchase Plan. (Previously filed with, and incorporated herein by reference to, Appendix C to our Definitive Proxy Statement on Schedule 14A, filed on April 18, 2007; File No. 000-28820).

10.19*

Employment Offer Letter between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 10, 2012; File No. 000-28820).

10.20*

Amended Compensation for Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.01 to our annual report on Form 8-K, filed August 3, 2017; File No. 000-28820).

21.1	Subsidiaries of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 21.1 to our annual report on Form 10-K, filed March 24, 2016; File No. 000-28820).
23.1	Consent of Peterson Sullivan LLP (Filed herewith).
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Max Schroedl, Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
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