Form 10-Q
period 2018-03-31
JONES SODA CO
filed 2018-05-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

As of May 11, 2018, there were 41,464,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31,  2018

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium beverages, including Jones® Soda and Lemoncocco® sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 29,  2018. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,015	$397
Accounts receivable, net of allowance of $10 and $7	1,524	1,247
Inventory	1,467	1,557
Prepaid expenses and other current assets	135	141
Total current assets	6,141	3,342
Fixed assets, net of accumulated depreciation of $465 and $568	35	39
Other assets	8	8
Total assets	$6,184	$3,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,562	$949
Line of credit	759	858
Accrued expenses	588	626
Taxes payable	-	1
Total current liabilities	2,909	2,434
Convertible subordinated notes payable, net	2,408	-
Deferred rent	11	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,464,373 shares	53,822	53,822
Additional paid-in capital	9,260	8,861
Accumulated other comprehensive income	374	391
Accumulated deficit	(62,600)	(62,131)
Total shareholders’ equity	856	943
Total liabilities and shareholders’ equity	$6,184	$3,389

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands, except share data)
Revenue	$2,837	$3,535
Cost of goods sold	2,221	2,682
Gross profit	616	853
Operating expenses:
Selling and marketing	554	544
General and administrative	539	483
	1,093	1,027
Loss from operations	(477)	(174)
Interest expense	(21)	(15)
Other income (expense), net	34	(1)
Loss before income taxes	(464)	(190)
Income tax expense, net	(5)	(7)
Net loss	$(469)	$(197)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average basic and diluted common shares outstanding	41,464,373	41,367,662

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands)
Net loss	$(469)	$(197)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	2
Total comprehensive loss	$(486)	$(195)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(469)	$(197)
Adjustments to reconcile net loss to net cash (used in) provided by in operating activities:
Gain on insurance claim	(36)	-
Depreciation and amortization	6	3
Stock-based compensation	49	42
Change in allowance for doubtful accounts	3	2
Changes in operating assets and liabilities:
Accounts receivable	(291)	123
Inventory	84	(277)
Prepaid expenses and other current assets	6	18
Accounts payable	616	804
Accrued expenses	(36)	(130)
Taxes payable	(2)	(17)
Other liabilities	(1)	-
Net cash (used in) provided by operating activities	(71)	371
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	36	-
Net cash provided by investing activities	36	-
FINANCING ACTIVITIES:
Proceeds from issuance of convertible note, net	2,756	-
Proceeds from line of credit, net of repayments	(99)	(571)
Proceeds from exercise of stock options	-	16
Net cash provided by (used in) financing activities	2,657	(555)
Net increase (decrease) in cash and cash equivalents	2,622	(184)
Effect of exchange rate changes on cash	(4)	5
Cash and cash equivalents, beginning of period	397	733
Cash and cash equivalents, end of period	$3,015	$554
Supplemental disclosure:
Cash paid during period for:
Interest	$16	$15
Income taxes	6	23
Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$350	$-

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

We are a Washington corporation and have two operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (together, our “Subsidiaries”).

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America “GAAP” and the Securities and Exchange Commission “SEC” rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity

As of March 31, 2018, we had cash and cash-equivalents of approximately $3.0 million and working capital of approximately $3.2 million. Cash used in operations during the three months ended March 31, 2018 totaled $71,000 compared to $371,000 provided by operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables. We reported a net loss of $469,000 for the three months ended March 31, 2018.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation created uncertainties about the our ability to execute our business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern. On March 23, 2018, we received proceeds of $2,800,000 and on April 18, 2018, we received $120,000 in connection with the note purchase agreement described in Note 4 and Note 7. We believe that the recent financing alleviates the conditions which initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. The amount of additional capital that we may require, the timing of capital needs and the availability of financing to fund those needs will depend on a number of factors, including strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the our anticipated funding requirements for one year after these consolidated financial statements are issued. Additionally, our Loan Facility (described below), is available for our working capital needs.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.6 million, of which we had drawn down approximately $759,000. See Note 3 for further information.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers.  The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

See Note 6, Segment information, for information on revenue disaggregated by geographic area.

Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, included in revenue, and total $39,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2018 and 2017, our revenue was reduced by $259,000 and $309,000 respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances the Company may accept returned product due to quality issues or distributor terminations and the Company would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable . The Company determines the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recover is considered remote. Allowances for doubtful accounts of $10 and $7 as of March 31, 2018 and December 31, 2017, respectively, are netted against accounts receivable. No impairment losses were recognized as of March 31, 2018 and December 31, 2017, respectively. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Deferred financing costs

        We defer costs related to the issuance of debt which are included on the accompanying balance sheets as a deduction from the debt liability. Deferred financing costs are amortized  over the term of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations.

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

Recent accounting pronouncements

In July 2017, the FASB issued ASU 2017-11, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We early adopted ASU 2017-11 effective January 1, 2018 without a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows and there were no other significant changes impacting the timing or measurement of the Company’s Revenue or business processes and controls.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-2”), which replaces existing lease guidance. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for us  beginning January 1, 2019. Early adoption is permitted. While we expect adoption to lead to an increase in the assets and liabilities recorded on our balance sheets, we are still evaluating the overall impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. We adopted ASU 2016-15 during 2018 without a material impact on our consolidated financial statements.

2. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$1,100	$1,106
Raw materials	367	451
	$1,467	$1,557

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

Under this Loan Facility, as amended in January and December 2016, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000 or 50% of eligible accounts receivable collateral.  As of March 31, 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.6 million, of which we had drawn down approximately $759,000.  As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance and is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2018, we were in compliance with all covenants under the Loan Facility. The draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Convertible Subordinated Notes Payable

On March 23, 2018, we issued and sold an aggregate principal amount of $2,800,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors, our management team, and other individual accredited investors.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time to the number of shares of our common stock, no par value, equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if the Company issues shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined  as amounts due in connection with the indebtedness for borrowed money of the Company to banks, commercial finance lenders (CapitalSource), or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

The fair value of our common stock on the closing date for the issuance of the convertible notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The resulting debt discount is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $43,996 will be amortized through interest expense over the term of the Convertible Notes. We intend to use the proceeds from the Convertible Notes to fund our Lemoncocco and Fountain initiatives and for working capital and general corporate purposes. The accrued interest and principal balance of notes payable from related parties amounted to $100,000 at March 31, 2018.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2018, the total number of shares of common stock authorized under the Plan was 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% of the shares subject to the option vesting one year from the grant date and the remaining 75.0% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. As of March 31, 2018, there were 4,310,900 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2018	4,016,653	$0.54
Options granted	395,000	0.37
Options cancelled/expired	(46,250)	2.51
Balance at March 31, 2018	4,365,403	$0.35
Exercisable, March 31, 2018	3,261,984	$0.52
Vested and expected to vest	4,093,196	$0.50

(b)	Restricted stock awards:

Effective as of January 1, 2018, equity compensation for non-employee director service will be an annual restricted stock unit award with a value of $15,000 based on the closing share price of the first business day in January.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2018	-	$-
Granted	202,705	0.37
Non-vested restricted stock at March 31, 2018	202,705	$0.37	9.8 years

 (c)Stock-based compensation expense:

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

At March 31, 2018, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $276,000 to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2018	2017
Type of awards:
Stock options	$31	$42
Restricted stock	18	—
	$49	$42

Income statement account:
Selling and marketing	$15	$16
General and administrative	34	26
	$49	$42

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2018		2017
Expected dividend yield	—		—
Expected stock price volatility	67.0%		74.0%
Risk-free interest rate	2.6%		2.0%
Expected term (in years)	5.6	years	5.2	years
Weighted-average grant date fair-value	$0.23		$0.28

The aggregate intrinsic value of stock options outstanding at March 31, 2018 and 2017 was $48,000 and $210,000, respectively, and for options exercisable was $46,000 and $188,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 0 and 38,646 options exercised during the three months ended March 31, 2018 and 2017, respectively. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2018 and 2017 was $0 and $3,000, respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Revenue:
United States	$2,237	$2,705
Canada	583	681
Other countries	17	149
Total revenue	$2,837	$3,535

During the three months ended March 31,  2018 and 2017, two and three of our customers represented approximately 45%  and 53%, of our revenue, respectively.

7.Subsequent Events

On April 18, 2018, we completed the second and final closing and issued additional convertible subordinated promissory notes with an aggregate principal amount of $120,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2017 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC on March 29,  2018.

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

	Three months ended March 31,
	2018	% of Revenue	2017	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$2,837	100.0%	$3,535	100.0%
Cost of goods sold	(2,221)	(78.3)%	(2,682)	(75.9)%
Gross profit	616	21.7%	853	24.1%
Selling and marketing expenses	(554)	(19.5)%	(544)	(15.4)%
General and administrative expenses	(539)	(19.0)%	(483)	(13.7)%
Loss from operations	(477)	(16.8)%	(174)	(4.9)%
Interest expense	(21)	(0.7)%	(15)	(0.4)%
Other income (expense), net	34	1.2%	(1)	(0.0)%
Loss before income taxes	(464)	(16.4)%	(190)	(5.4)%
Income tax expense, net	(5)	(0.2)%	(7)	(0.2)%
Net loss	$(469)	(16.5)%	$(197)	(5.6)%
Basic and diluted net loss per share	$(0.01)		$(0.00)

	As of
	March 31, 2018		December 31, 2017
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$4,539		$1,644
Fixed assets, net	35		39
Total assets	6,184		3,389
Long-term liabilities	2,419		12
Working capital	3,232		908

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

Revenue

For the quarter ended March 31, 2018,  revenue was approximately $2.8 million, a decrease of $698,000, or 19.7% from approximately $3.5 million in revenue for the quarter ended March 31, 2017.   The primary reasons for the revenue decline were timing of our 7-Select pipeline fill during the first quarter of 2017, timing of international orders and the delisting of our 12-oz. can business by a larger grocery customer during the second quarter of 2017.

For the quarter ended March 31, 2018, trade spend and promotion allowances, which offset revenue, totaled $259,000, a decrease of 16.2% compared to $309,000 for the quarter ended March 31,  2017, due to timing of programs.

Gross Profit

For the quarter ended March 31, 2018, gross profit decreased by $237,000 or 27.8%, to $616,000 compared to $853,000 for the quarter ended March 31, 2017.   For the quarter ended March 31, 2018 gross margin as a percentage of revenue decreased to 21.7% from 24.1% for the quarter ended March 31, 2017, due primarily to escalating freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2018 were $554,000,  an increase of $10,000, or 1.8%, from $544,000 for the quarter ended March 31, 2017.  Selling and marketing expenses as a percentage of revenue increased to 19.5%   for the quarter ended March 31, 2018, from 15.4% in 2017. We will continue to balance selling and marketing expenses with our working capital resources. For both the three months ended March 31,  2018 and 2017, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $17,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2018 were $539,000, an increase of $56,000 or 11.6%, compared to $483,000 for the quarter ended March 31, 2017,  primarily due to stock compensation costs and one-time corporate costs incurred during the quarter. General and administrative expenses as a percentage of revenue increased to 19.0% for the quarter ended March 31, 2018 from 13.7% in 2017. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31,  2018 and 2017, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $36,000 and $27,000, respectively.

Income Tax Expense

We had $5,000 of income tax expense for the quarter ended March 31, 2018, compared to $7,000 for the quarter ended March 31, 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2018 was  $469,000 compared to net loss of $197,000 for the quarter ended March 31, 2017 primarily due to timing of certain items and the delisting of our 12-oz. can business, as discussed above under “Revenue.”

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash-equivalents of approximately $3.0 million and working capital of approximately $3.2 million. Cash used in operations during the three months ended March 31, 2018 totaled $71,000 compared to $371,000 provided by operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables. We reported a net loss of $469,000 for the three months ended March 31, 2018.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation created uncertainties about the our ability to execute our business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern. On March 23, 2018, we received proceeds of $2,800,000 and on April 18, 2018, we received $120,000 in connection with the note purchase agreement described in Note 4 and Note 7. We believe that the recent financing alleviates the conditions which initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. The amount of additional capital that we may require, the timing of capital needs and the availability of financing to fund those needs will depend on a number of factors, including strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing.

As of the date of this Report, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the our anticipated funding requirements for one year after these consolidated financial statements are issued. Additionally, our Loan Facility (described below and in Note 3 to Consolidated Financial Statements), is available for our working capital needs.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.6 million, of which we had drawn down approximately $759,000.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29,  2018. There have been no material changes in our critical accounting policies during the three months ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  March 31, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On March 23, 2018 and April 18, 2018, the Company issued and sold an aggregate principal amount of $2,920,000 of Convertible Notes to institutional and individual accredited investors, including members of the Company’s management team, in exchange for cash of equal amount. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. No payments of principal or interest are due until the maturity. The Convertible Notes are convertible at the election of the holder into shares of our common stock at an initial conversion price of $0.32 per share, which is subject to anti-dilution adjustment on a broad-based, weighted average basis. The Company issued and sold the Convertible Notes without registration pursuant to, inter alia, Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

          We will use the proceeds from the Convertible Notes to fund our Lemoncocco and Fountain initiatives and for working capital and general corporate purposes.

          No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from the private placement as described in the March Form 8-K.

ITEM 5. OTHER INFORMATION

2018 Annual Meeting – Submission of Matters to a Vote of Shareholders

At our 2018 Annual Meeting of Shareholders held on May 10, 2018, the following matters were submitted to a vote of our shareholders:

The shareholders elected the following five directors, who received the number of votes set forth opposite their respective names:

	For	Withheld	Broker Non-Votes

Jeffrey D. Anderson	7,336,480	1,061,750	30,394,010
Christopher E. Beach	7,336,855	1,061,375	30,394,010
Richard V. Cautero	7,272,435	1,125,795	30,394,010
Jennifer L. Cue	7,241,931	1,156,299	30,394,010
Michael M. Fleming	6,619,786	1,778,444	30,394,010

The shareholders ratified the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for the fiscal year 2018 by a vote of  36,758,074 shares For, 1,627,301shares Against, and 293,679 shares abstaining. There were no broker non-votes in connection with this matter.

The shareholders approved a non-binding advisory resolution (commonly referred to as a “say-on-pay” resolution) on our executive compensation for fiscal year 2017 by a vote of 7,136,498 shares For, 1,011,288 shares Against, and 137,258 shares abstaining. There were 30,394,010 broker non-votes in connection with this matter.

ITEM 6. EXHIBITS

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
4.1

Form of Convertible Subordinated Promissory Note (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).

4.2	Form of Note Purchase Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Form of Registration Rights Agreement ((Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).

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

10.9	Annual Renewal of Loan and Security Agreement (Previously filed and incorporated herein by reference to our current report on Form 8-K, filed January 3, 2018).
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Max Schroedl, Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
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

May 11, 2018

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Chief Financial Officer