Form 10-Q
period 2018-06-30
JONES SODA CO
filed 2018-08-10
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

As of August 10, 2018, there were 41,464,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30,  2018

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;
•

Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment by Coke and Pepsi;
•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Our ability to successfully develop and launch new products that match consumer beverage trends;
•	Consumer response to our products and new initiatives;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•	Our ability to manage our operating expenses and generate cash flow from operations, or our ability to secure additional financing if our case sales goals take longer to achieve than anticipated;
•	Changes in pricing and SKUs of our products;
•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$964	$397
Accounts receivable, net of allowance for doubtful accounts of $16 and $7	2,358	1,247
Inventory	1,553	1,557
Prepaid expenses and other current assets	113	141
Total current assets	4,988	3,342
Fixed assets, net of accumulated depreciation of $472 and $568	80	39
Other assets	33	8
Total assets	$5,101	$3,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121	$949
Line of credit	290	858
Accrued expenses	664	626
Taxes payable	4	1
Total current liabilities	2,079	2,434
Convertible subordinated notes payable, net	2,512	-
Deferred rent	10	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,464,373 shares	53,822	53,822
Additional paid-in capital	9,294	8,861
Accumulated other comprehensive income	347	391
Accumulated deficit	(62,963)	(62,131)
Total shareholders’ equity	500	943
Total liabilities and shareholders’ equity	$5,101	$3,389

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share amounts)
Revenue	$3,927	$3,933	$6,764	$7,468
Cost of goods sold	3,014	2,872	5,235	5,554
Gross profit	913	1,061	1,529	1,914
Operating expenses:
Selling and marketing	661	548	1,215	1,092
General and administrative	534	548	1,073	1,031
	1,195	1,096	2,288	2,123
Loss from operations	(282)	(35)	(759)	(209)
Interest expense	(77)	(20)	(98)	(35)
Other income (expense), net	6	8	40	7
Loss before income taxes	(353)	(47)	(817)	(237)
Income tax expense, net	(10)	(8)	(15)	(15)
Net loss	$(363)	$(55)	$(832)	$(252)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average basic and diluted common shares outstanding	41,464,373	41,410,142	41,464,373	41,389,138

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(363)	$(55)	$(832)	$(252)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	37	(44)	39
Total comprehensive loss	$(390)	$(18)	$(876)	$(213)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(832)	$(252)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance claim	(36)	-
Depreciation and amortization	11	5
Stock-based compensation	83	79
Change in allowance for doubtful accounts	9	8
Changes in operating assets and liabilities:
Accounts receivable	(1,146)	(475)
Inventory	21	(239)
Prepaid expenses and other current assets	28	-
Other assets	(25)	-
Accounts payable	173	646
Accrued expenses	44	(45)
Taxes payable	2	(9)
Other liabilities	(2)	-
Net cash used in operating activities	(1,670)	(282)
INVESTING ACTIVITIES:
Purchase of fixed assets	(52)	(15)
Proceeds from insurance claim on property damage	36	-
Net cash used in investing activities	(16)	(15)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	2,833	-
Proceeds (repayments) from line of credit	(568)	259
Proceeds from exercise of stock options	-	46
Net cash provided by financing activities	2,265	305
Net increase in cash and cash equivalents	579	8
Effect of exchange rate changes on cash	(12)	4
Cash and cash equivalents, beginning of period	397	733
Cash and cash equivalents, end of period	$964	$745
Supplemental disclosure:
Cash paid during period for:
Interest	$22	$31
Income taxes	10	25
Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$350	$-

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

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2018, we had cash and cash-equivalents of approximately $1.0 million and working capital of approximately $2.9 million. Cash used in operations during the six months ended June 30, 2018 totaled approximately $1.7 million compared to $282,000 used in operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables. We reported a net loss of $832,000 for the six months ended June 30, 2018.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern. On March 23, 2018, we received proceeds of $2,800,000 and on April 18, 2018, we received an additional $120,000 in proceeds, in each case in connection with the note purchase agreement described in Note 4. We believed that this recent financing alleviated the conditions which initially indicated substantial doubt about our ability to continue as a going concern.

Specifically, as of the date of filing of the Company’s most recent Form 10-Q on May 11, 2018, based on management’s assessment, the Company believed that it had sufficient cash to meet its funding requirements for the next twelve months.  However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under the Company’s line of credit, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  The line of credit is not included in the assessment as it is renewable during December 2018, and renewal is not certain to occur.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2018, our accounts receivable and inventory eligible borrowing base was approximately $2.1  million, of which we had drawn down approximately $290,000. See Note 3 for further information.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers.  The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, included in revenue, and total $54,000 and $55,000 for the three months ended June 30, 2018 and 2017, respectively. Shipping and handling amounts paid by customers are primarily for online orders, included in revenue, and totaled $100,000 and $93,000 for the six months ended June 30, 2018 and 2017, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2018 and 2017, our revenue was reduced by $388,000 and $421,000 respectively, for slotting fees and promotion allowances. For the six months ended June 30, 2018 and 2017, our revenue was reduced by $647,000 and $730,000 respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances the Company may accept returned product due to quality issues or distributor terminations and in such situations the Company would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $16 and $7 as of June 30, 2018 and December 31, 2017, respectively, were netted against accounts receivable. No impairment losses were recognized as of June 30, 2018 and December 31, 2017, respectively. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

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

Recent accounting pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 (“ASU 2017-11”), which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We early adopted ASU 2017-11 effective January 1, 2018 without a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows and there were no other significant changes impacting the timing or measurement of our revenue or business processes and controls.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses  (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU was effective for us in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. We adopted ASU 2016-15 during 2018 without a material impact on our consolidated financial statements.

2. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$1,072	$1,106
Raw materials	481	451
	$1,553	$1,557

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

Under this Loan Facility, as amended in January and December 2016, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the borrowing base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000, or 50% of eligible accounts receivable collateral. As of June 30, 2018, our accounts receivable and inventory eligible borrowing base was approximately $2.1 million, of which we had drawn down approximately $290,000.  As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance and is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2018, we were in compliance with all covenants under the Loan Facility. During 2018, the draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

4. Convertible Subordinated Notes Payable

On March 23, 2018, and April 18, 2018 we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors, our management team, and other individual accredited investors.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders (CapitalSource), or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

The fair value of our common stock on the March 23, 2018 closing date for the issuance of the Convertible Notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000.  The fair value of our common stock on the April 18, 2018 closing date for the issuance of the Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $87,000 will be amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $408,000 at June 30, 2018. The principal balance of notes payable to related parties amounted to $120,000 at June 30, 2018.

5.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2018, the total number of shares of common stock authorized under the Plan was 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of June 30, 2018, there were 4,734,482 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2018	4,016,653	$0.54
Options granted	395,000	0.37
Options cancelled/expired	(388,750)	1.00
Balance at June 30, 2018	4,022,903	$0.47
Exercisable, June 30, 2018	3,012,923	$0.48
Vested and expected to vest	3,775,125	$0.47

(b)	Restricted stock awards:

Effective as of January 1, 2018, equity compensation for non-employee director service will be an annual restricted stock unit award that vests over one year with a value of $15,000 based on the closing share price of the first business day in January.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2018	-	$-	-
Granted	202,705	0.37	-
Cancelled/expired	(81,082)	0.37
Non-vested restricted stock at June 30, 2018	202,705	$0.37	9.5

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

At June 30, 2018, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $197,000 to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Type of awards:
Stock options	$30	$38	$61	$79
Restricted stock	4	—	22	—
	$34	$38	$83	$79

Income statement account:
Selling and marketing	$14	13	$29	$29
General and administrative	20	25	54	50
	$34	$38	$83	$79

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2018		2017
Expected dividend yield	—		—
Expected stock price volatility	67.0%		74.0%
Risk-free interest rate	2.6%		2.0%
Expected term (in years)	5.6	years	5.4	years
Weighted-average grant date fair-value	$0.23		$0.29

The aggregate intrinsic value of stock options outstanding at June 30, 2018 and 2017 was $2,000 and $319,000, respectively, and for options exercisable was $2,000 and $272,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 0 and 108,646 options exercised during the six months ended June 30, 2018 and 2017, respectively. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2018 and 2017 was $0 and $9,000, respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$2,929	$2,959	$5,069	$5,664
Canada	945	974	1,625	1,655
Other countries	53	-	70	149
Total revenue	$3,927	$3,933	$6,764	$7,468

During each of the three months ended June 30,  2018 and 2017, three of our customers represented approximately 45% and 51%,  of our revenue, respectively. During each of the six months ended June 30, 2018 and 2017, three of our customers represented approximately 48% and 52%, of our revenue, respectively

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

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2018	% of Revenue	2017	% of Revenue	2018	% of Revenue	2017	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share amounts)				(Dollars in thousands, except per share amounts)
Revenue	$3,927	100.0%	$3,933	100.0%	$6,764	100.0%	$7,468	100.0%
Cost of goods sold	(3,014)	(76.8)%	(2,872)	(73.0)%	(5,235)	(77.4)%	(5,554)	(74.4)%
Gross profit	913	23.2%	1,061	27.0%	1,529	22.6%	1,914	25.6%
Selling and marketing expenses	(661)	(16.8)%	(548)	(13.9)%	(1,215)	(18.0)%	(1,092)	(14.6)%
General and administrative expenses	(534)	(13.6)%	(548)	(13.9)%	(1,073)	(15.9)%	(1,031)	(13.8)%
Loss from operations	(282)	(7.2)%	(35)	(0.9)%	(759)	(11.2)%	(209)	(2.8)%
Interest expense	(77)	(2.0)%	(20)	(0.5)%	(98)	(1.4)%	(35)	(0.5)%
Other income (expense), net	6	0.2%	8	0.2%	40	0.6%	7	0.1%
Loss before income taxes	(353)	(9.0)%	(47)	(1.2)%	(817)	(12.1)%	(237)	(3.2)%
Income tax expense, net	(10)	(0.3)%	(8)	(0.2)%	(15)	(0.2)%	(15)	(0.2)%
Net loss	$(363)	(9.2)%	$(55)	(1.4)%	$(832)	(12.3)%	$(252)	(3.4)%
Basic and diluted net loss per share	$(0.01)		$(0.00)		$(0.02)		$(0.01)

					As of
					June 30, 2018		December 31, 2017
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$3,322		$1,644
Fixed assets, net					80		39
Total assets					5,101		3,389
Long-term liabilities					2,522		12
Working capital					2,909		908

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

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017

Revenue

For the quarter ended June 30, 2018,  revenue was approximately $3.9 million, a decrease of $6,000, from approximately $3.9 million in revenue for the quarter ended June 30, 2017.   The relatively flat revenue reflects a shift in our product sales mix, with an increase in our fountain and Lemoncocco sales for the quarter ended June 30, 2018 as compared to the prior period.

For the quarter ended June 30, 2018, trade spend and promotion allowances, which offset revenue, totaled $388,000, a decrease of $33,000, or 7.8%, compared to $421,000 for the quarter ended June 30,  2017, due to the timing of incentive and retailer programs, with more programs planned for later in 2018.

Gross Profit

For the quarter ended June 30, 2018, gross profit decreased by $148,000, or 13.9%, to $913,000 compared to approximately $1.1 million for the quarter ended June 30, 2017.   For the quarter ended June 30, 2018 gross margin decreased to 23.2% from 27.0% for the quarter ended June 30, 2017, due primarily to escalating freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2018 were $661,000,  an increase of $113,000, or 20.6%, from $548,000 for the quarter ended June 30, 2017.  Selling and marketing expenses as a percentage of revenue increased to 16.8%  for the quarter ended June 30, 2018, from 13.9% in 2017.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales efforts. For the three months ended June 30,  2018 and 2017, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $20,000 and $14,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2018 were $534,000, a decrease of $14,000 or 2.6%, compared to $548,000 for the quarter ended June 30, 2017,  primarily due to stock compensation costs incurred during the quarter. General and administrative expenses as a percentage of revenue decreased to 13.6% for the quarter ended June 30, 2018 from 13.9% in 2017. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30,  2018 and 2017, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $22,000 and $26,000, respectively.

Interest Expense

We had $77,000 of interest expense for the quarter ended June 30, 2018, compared to $20,000 for the quarter ended June 30, 2017, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the three months ended June 30, 2018 and 2017, cash paid for interest was $6,000 and $16,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $10,000 of income tax expense for the quarter ended June 30, 2018, compared to $8,000 for the quarter ended June 30, 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2018 was  $363,000 compared to net loss of $55,000 for the quarter ended June 30, 2017 primarily due to increasing freight costs and the hiring of sales employees, as well as non-cash costs such as interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018.

Six Months Ended June  30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

For the six months ended June 30, 2018,  revenue was approximately $6.8 million, a decrease of $704,000, or 9.4%,   from approximately $7.5 million in revenue for the six months ended June 30, 2017.  The primary reasons for the revenue decline were the timing of our 7-Select pipeline fill during the first quarter of 2017 (which increased revenue for that quarter) and the delisting of our 12-oz. can business by a larger grocery customer during the second quarter of 2017 (which decreased revenue for subsequent periods).

For the six months ended June 30, 2018, trade spend and promotion allowances, which offset revenue, totaled $647,000, a decrease of $83,000, or 11.4%, compared to $730,000 for the six months ended June 30, 2017, due to timing of programs.

Gross Profit

For the six months ended June 30, 2018, gross profit decreased by $385,000, or 20.1%, to approximately $1.5 million compared to approximately $1.9 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018 gross margin decreased to  22.6% from 25.6% for six months ended June 30, 2017, due primarily to escalating freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2018 were approximately $1.2 million, an increase of $123,000, or 11.3%, from approximately $1.1 million for the six months ended June 30, 2017. Selling and marketing expenses as a percentage of revenue increased to 18.0%  for the six months ended June 30, 2018, from 14.6% in 2017.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales efforts. For the six months ended June 30, 2018 and 2017, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $36,000 and $32,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were approximately $1.1 million, an increase of $42,000, or 4.1%, compared to $1.0 million for the six months ended June 30, 2017.  General and administrative expenses as a percentage of revenue increased to 15.9% for the six months ended June 30, 2018 from 13.8% for the same period in 2017. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2018 and 2017, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $57,000 and $52,000, respectively.

Interest Expense

We had $98,000 of interest expense for six months ended June 30, 2018, compared to $35,000 for the six months ended June 30, 2017, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the six months ended June 30, 2018 and 2017, cash paid for interest was $22,000 and $31,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $15,000 of income tax expense for both the six months ended June 30, 2018,  and June 30, 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the six months ended June 30, 2018 was  $832,000 compared to net loss of $252,000 for the six months ended June 30, 2017, due to the delisting of our 12-oz. can business during the second quarter of 2017 (which decreased revenue for subsequent periods) and the timing of our 7-Select pipeline fill during the first quarter of 2017 (which increased revenue for that quarter), in each case as discussed above under “Revenue,” as well as non-cash costs incurred during the six months ended June 30, 2018, such as interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018, along with increasing freight costs and the hiring of sales employees during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash-equivalents of approximately $1.0 million and working capital of approximately $2.9 million. Cash used in operations during the six months ended June 30, 2018 totaled approximately $1.7 million compared to $282,000 used in operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables. We reported a net loss of $832,000 for the six months ended June 30, 2018.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern. On March 23, 2018, we received proceeds of $2,800,000 and on

April 18, 2018, we received an additional $120,000 in proceeds, in each case in connection with the note purchase agreement described in Note 4. We believed that the recent financing alleviated the conditions which initially indicated substantial doubt about our ability to continue as a going concern.

Specifically, as of the date of filing of the Company’s most recent Form 10-Q on May 11, 2018, based on management’s assessment, the Company believed that it had sufficient cash to meet its funding requirements for the next twelve months.  However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under the Company’s line of credit, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  The line of credit is not included in the assessment as it is renewable during December 2018, and renewal is not certain to occur.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2018, our accounts receivable and inventory eligible borrowing base was approximately $2.1 million, of which we had drawn down approximately $290,000.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29,  2018. There have been no material changes in our critical accounting policies during the six months ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  June 30, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On each of March 23, 2018 and April 18, 2018, the Company issued and sold an aggregate principal amount of $2,920,000 of Convertible Notes to institutional and individual accredited investors, including members of the Company’s management team, in exchange for cash of equal amount. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. No payments of principal or interest are due until the maturity. The Convertible Notes are convertible at the election of the holder into shares of our common stock at an initial conversion price of $0.32 per share, which is subject to anti-dilution adjustment on a broad-based, weighted average basis. The Company issued and sold the Convertible Notes without registration pursuant to, inter alia, Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

We will use the proceeds from the Convertible Notes to fund our Lemoncocco and fountain initiatives and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds since the Convertible Notes were issued.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. No underwriters were used in connection with the Convertible Note Financing.

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

August 10, 2018

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Chief Financial Officer