Form 10-Q
period 2018-09-30
JONES SODA CO
filed 2018-11-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 13, 2018, there were 41,464,373 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2018

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

•	Our ability to respond to any changes in, and to maintain, our private label relationship with 7-Eleven;
•	The timing and amount of reorders for 7-Select®, including the impact on our inventory, revenue and cash flow;
•	Competition in the fountain business, particularly from Coke and Pepsi;
•	Entrance into and increased focus on the craft beverage segment by Coke and Pepsi;
•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Our ability to successfully develop and launch new products that match consumer beverage trends and;
•	Consumer response to such new products and new initiatives;
•	Imposition of new taxes, including potential taxes on sugar-sweetened beverages;
•

Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our case sales goals take longer to achieve than anticipated;

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
•

Our ability to attract and retain key personnel, including retaining the services of our CEO, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

•	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	Our ability to maintain an effective information technology infrastructure;
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,237	$397
Accounts receivable, net of allowance for doubtful accounts of $16 and $7	1,865	1,247
Inventory	1,459	1,557
Prepaid expenses and other current assets	103	141
Total current assets	4,664	3,342
Fixed assets, net of accumulated depreciation of $480 and $568	98	39
Other assets	33	8
Total assets	$4,795	$3,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,007	$949
Line of credit	432	858
Accrued expenses	706	626
Taxes payable	-	1
Total current liabilities	2,145	2,434
Convertible subordinated notes payable, net	2,497	-
Deferred rent	9	12
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,464,373 shares	53,822	53,822
Additional paid-in capital	9,339	8,861
Accumulated other comprehensive income	371	391
Accumulated deficit	(63,388)	(62,131)
Total shareholders’ equity	144	943
Total liabilities and shareholders’ equity	$4,795	$3,389

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share amounts)
Revenue	$3,454	$3,648	$10,218	$11,116
Cost of goods sold	2,667	2,749	7,902	8,303
Gross profit	787	899	2,316	2,813
Operating expenses:
Selling and marketing	644	588	1,859	1,680
General and administrative	477	474	1,550	1,505
	1,121	1,062	3,409	3,185
Loss from operations	(334)	(163)	(1,093)	(372)
Interest expense	(87)	(22)	(185)	(57)
Other income (expense), net	2	(20)	42	(13)
Loss before income taxes	(419)	(205)	(1,236)	(442)
Income tax expense, net	(6)	(6)	(21)	(21)
Net loss	$(425)	$(211)	$(1,257)	$(463)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average basic and diluted common shares outstanding	41,464,373	41,449,373	41,464,373	41,409,512

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(425)	$(211)	$(1,257)	$(463)
Other comprehensive income (loss):
Foreign currency translation adjustment	24	64	(20)	103
Total comprehensive loss	$(401)	$(147)	$(1,277)	$(360)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,257)	$(463)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance claim	(36)	-
Depreciation and amortization	83	9
Stock-based compensation	128	122
Change in allowance for doubtful accounts	9	4
Changes in operating assets and liabilities:
Accounts receivable	(635)	349
Inventory	89	(414)
Prepaid expenses and other current assets	55	(7)
Other assets	(25)	-
Accounts payable	61	904
Accrued expenses	81	(249)
Taxes payable	(19)	(21)
Other liabilities	(3)	-
Net cash (used in) provided by operating activities	(1,469)	234
INVESTING ACTIVITIES:
Purchase of fixed assets	(78)	(27)
Proceeds from insurance claim on property damage	36	-
Net cash used in investing activities	(42)	(27)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	2,783	-
Repayments on line of credit	(426)	(280)
Proceeds from exercise of stock options	-	46
Net cash provided by (used in) financing activities	2,357	(234)
Net increase (decrease) in cash and cash equivalents	846	(27)
Effect of exchange rate changes on cash	(6)	39
Cash and cash equivalents, beginning of period	397	733
Cash and cash equivalents, end of period	$1,237	$745
Supplemental disclosure:
Cash paid during period for:
Interest	$32	$53
Income taxes	10	25
Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$350	$-

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

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2018, we had cash and cash-equivalents of approximately $1.2 million and working capital of approximately $2.5 million. Cash used in operations during the nine months ended September 30, 2018 totaled approximately $1.5  million compared to $234,000 provided by operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables. We reported a net loss of approximately $1.3 million for the nine months ended September 30, 2018, compared to a net loss of approximately $463,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under the Company’s line of credit, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice as discussed in Note 3 below.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of September 30 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.8 million, of which we had drawn down $432,000. See Note 3 below for further information.

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

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled  $44,000 and $43,000 for the three months ended September 30, 2018 and 2017, respectively. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled  $137,000 and $143,000 for the nine months ended September 30, 2018 and 2017, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended September 30, 2018 and 2017, our revenue was reduced by $458,000 and $420,000 respectively, for slotting fees and promotion allowances. For the nine months ended September 30, 2018 and 2017, our revenue was reduced by approximately $1.1 million and approximately $1.2 million, respectively, for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $16 and $7 as of September 30, 2018 and December 31, 2017, respectively, were netted against accounts receivable. No impairment losses were recognized as of September 30, 2018 and December 31, 2017, respectively. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-2”), which replaces existing lease guidance. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-2 is effective for us beginning January 1, 2019. Early adoption is permitted. While we expect adoption to lead to an increase in the assets and liabilities recorded on our balance sheets, we are still evaluating the overall impact that the adoption of ASU 2016-2 will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses  (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

2. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$869	$1,106
Raw materials	590	451
	$1,459	$1,557

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Line of Credit

We have a revolving secured Loan Facility with CapitalSource Business Finance Group (“CapitalSource”), pursuant to which we, through our Subsidiaries, may borrow a maximum aggregate amount of up to $3.2 million, subject to satisfaction of certain conditions. The current term of the Loan Facility expires on December 27, 2018,  unless renewed. We anticipate that we will either renew the Loan Facility if we are able to do so on terms that are reasonably acceptable to us or we will try to enter into a replacement line of credit.

Under this Loan Facility, as amended in January and December 2016, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the borrowing base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000, or 50% of eligible accounts receivable collateral.  As of September 30, 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.8 million, of which we had drawn down approximately $432,000.  As amended by the December 2016 renewal, advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0%, and a loan fee of 0.10% on the daily loan balance and is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of September 30 2018, we were in compliance with all covenants under the Loan Facility. During 2018, the draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

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

The fair value of our common stock on the March 23, 2018 closing date for the issuance of the Convertible Notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018 closing date for the issuance of the Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 will be amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $423,000 at September 30, 2018. The principal balance of notes payable to related parties amounted to $120,000 at September 30, 2018.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of September 30, 2018, there were 4,641,401 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2018	4,016,653	$0.54
Options granted	395,000	0.37
Options cancelled/expired	(403,750)	0.98
Balance at September 30, 2018	4,007,903	$0.48
Exercisable, September 30, 2018	3,111,275	$0.48
Vested and expected to vest	3,788,061	$0.47

(b)	Restricted stock awards:

Effective as of January 1, 2018, equity compensation for non-employee director service will be an annual restricted stock unit award that vests over one year with a value of $15,000 based on the closing share price of the first business day in January.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2018	-	$-	-
Granted	310,786	0.33	-
Cancelled/expired	(81,082)	0.37	-
Non-vested restricted stock at September 30, 2018	229,704	$0.32	9.5

In addition to the annual award in January, in August, we granted an aggregate of 108,081 restricted stock units to two of our non-employee directors who were appointed to the board of directors in March and June of 2018, respectively.

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

At September 30, 2018, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $208,000 to be recognized over a weighted-average period of 1.8  years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Type of awards:
Stock options	$29	$43	$90	$122
Restricted stock	16	—	38	—
	$45	$43	$128	$122

Income statement account:
Selling and marketing	$14	15	$43	$44
General and administrative	31	28	85	78
	$45	$43	$128	$122

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2018		2017
Expected dividend yield	—		—
Expected stock price volatility	67.0%		72.2%
Risk-free interest rate	2.6%		1.9%
Expected term (in years)	5.6	years	5.3	years
Weighted-average grant date fair-value	$0.23		$0.28

The aggregate intrinsic value of stock options outstanding at September 30, 2018 and 2017 was $111,000 and $95,000, respectively, and for options exercisable was $98,000 and $92,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 0 and 108,646 options exercised during the nine months ended September 30, 2018 and 2017, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2018 and 2017 was $0 and $9,000, respectively.

6. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$2,616	$2,816	$7,782	$8,480
Canada	820	816	2,348	2,471
Other countries	18	16	88	165
Total revenue	$3,454	$3,648	$10,218	$11,116

During each of the three months ended September 30,  2018 and 2017, three of our customers represented approximately 49%  and 54%, of our revenue, respectively. During each of the nine months ended September 30, 2018 and 2017, three of our customers represented approximately 41%  and 53%, of our revenue, respectively

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

	Three months ended September 30,				Nine months ended September 30,
	2018	% of Revenue	2017	% of Revenue	2018	% of Revenue	2017	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share amounts)				(Dollars in thousands, except per share amounts)
Revenue	$3,454	100.0%	$3,648	100.0%	$10,218	100.0%	$11,116	100.0%
Cost of goods sold	(2,667)	(77.2)%	(2,749)	(75.4)%	(7,902)	(77.3)%	(8,303)	(74.7)%
Gross profit	787	22.8%	899	24.6%	2,316	22.7%	2,813	25.3%
Selling and marketing expenses	(644)	(18.6)%	(588)	(16.1)%	(1,859)	(18.2)%	(1,680)	(15.1)%
General and administrative expenses	(477)	(13.8)%	(474)	(13.0)%	(1,550)	(15.2)%	(1,505)	(13.5)%
Loss from operations	(334)	(9.7)%	(163)	(4.5)%	(1,093)	(10.7)%	(372)	(3.3)%
Interest expense	(87)	(2.5)%	(22)	(0.6)%	(185)	(1.8)%	(57)	(0.5)%
Other income (expense), net	2	0.1%	(20)	(0.5)%	42	0.4%	(13)	(0.1)%
Loss before income taxes	(419)	(12.1)%	(205)	(5.6)%	(1,236)	(12.1)%	(442)	(4.0)%
Income tax expense, net	(6)	(0.2)%	(6)	(0.2)%	(21)	(0.2)%	(21)	(0.2)%
Net loss	$(425)	(12.3)%	$(211)	(5.8)%	$(1,257)	(12.3)%	$(463)	(4.2)%
Basic and diluted net loss per share	$(0.01)		$(0.01)		$(0.03)		$(0.01)

					As of
					September 30, 2018		December 31, 2017
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$3,102		$1,644
Fixed assets, net					98		39
Total assets					4,795		3,389
Long-term liabilities					2,506		12
Working capital					2,519		908

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

Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017

Revenue

For the quarter ended September 30, 2018,  revenue was approximately $3.5 million, a decrease of $194,000, from approximately $3.6 million in revenue for the quarter ended September 30, 2017.   The relatively flat revenue continues to reflect a shift in our product sales mix, with an increase in our fountain and Lemoncocco revenues for the current quarter, with the 2018 results negatively impacted on a comparative basis by the launch of several 7-Select limited time offerings during 2017 (which increased prior year revenue and were not repeated in 2018).

For the quarter ended September 30, 2018, trade spend and promotion allowances, which offset revenue, totaled $458,000, an increase of $38,000, or 9.0%, compared to $420,000 for the quarter ended September 30,  2017, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended September 30, 2018, gross profit decreased by $112,000, or 12.5%, to $787,000 compared to approximately $899,000 for the quarter ended September 30, 2017.   For the quarter ended September 30, 2018 gross margin decreased to 22.8% from 24.6% for the quarter ended September 30, 2017 due primarily to escalating freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2018 were $644,000,  an increase of $56,000, or 9.5%, from $588,000 for the quarter ended September 30, 2017.  Selling and marketing expenses as a percentage of revenue increased to 18.6%  for the quarter ended September 30, 2018, from 16.1% in 2017.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales efforts. For the three months ended September 30,  2018 and 2017, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $21,000 and $17,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2018 were $477,000, an increase of $3,000 or 0.6%, compared to $474,000 for the quarter ended September 30, 2017,  primarily due to stock compensation costs incurred during the quarter. General and administrative expenses as a percentage of revenue increased to 13.8% in September 30, 2018 from 13.0% in 2017. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30,  2018 and 2017, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $33,000 and $30,000, respectively.

Interest Expense

We had $87,000 of interest expense for the quarter ended September 30, 2018, compared to $22,000 for the quarter ended September 30, 2017, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the three months ended September 30, 2018 and 2017, cash paid for interest was $9,000 and $22,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $6,000 of income tax expense for both of the quarters ended September 30, 2018,  and September 30, 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2018 was  $425,000 compared to net loss of $211,000 for the quarter ended September 30, 2017 primarily due to increasing freight costs and the hiring of sales employees, as well as non-cash costs such as interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018.

Nine Months Ended September  30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

For the nine months ended September 30, 2018,  revenue was approximately $10.2 million, a decrease of $898,000, or 8.1%,  from approximately $11.1 million in revenue for the nine months ended September 30, 2017.  The primary reasons for the revenue decline were the timing of our 7-Select pipeline fill during the first quarter of 2017 (which increased revenue for that quarter), the launch of several 7-Select limited time offerings during 2017 (which increased prior year revenue) and the delisting of our 12-oz. can business by a larger grocery customer during the second quarter of 2017 (which decreased revenue for subsequent periods).

For the nine months ended September 30, 2018, trade spend and promotion allowances, which offset revenue, totaled approximately $1.1 million, a decrease of  $45,000, or 3.9%, compared to approximately  $1.2 million for the nine months ended September 30, 2017, due to timing of programs.

Gross Profit

For the nine months ended September 30, 2018, gross profit decreased by $497,000, or 17.7%, to approximately $2.3 million compared to approximately $2.8 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018 gross margin decreased to  22.7% from 25.3% for nine months ended September 30, 2017, due primarily to escalating freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2018 were approximately $1.9 million, an increase of $179,000, or 10.7%, from approximately $1.7 million for the nine months ended September 30, 2017. Selling and marketing expenses as a percentage of revenue increased to 18.2%  for the nine months ended September 30, 2018, from 15.1% in 2017.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales efforts. For the nine months ended September 30, 2018 and 2017, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $57,000 and $49,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were approximately $1.6 million, an increase of $45,000, or 3.0%, compared to approximately $1.5 million for the nine months ended September 30, 2017.  General and administrative expenses as a percentage of revenue increased to 15.2% for the nine months ended September 30, 2018 from 13.5% for the same period in 2017. We will continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2018 and 2017, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $90,000 and $82,000, respectively.

Interest Expense

We had $185,000 of interest expense for nine months ended September 30, 2018, compared to $57,000 for the nine months ended September 30, 2017, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the nine months ended September 30, 2018 and 2017, cash paid for interest was $31,000 and $53,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $21,000 of income tax expense for both the nine months ended September 30, 2018,  and September 30, 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the nine months ended September 30, 2018 was approximately $1.3 million compared to net loss of $463,000 for the nine months ended September 30, 2017, due to the delisting of our 12-oz. can business during the second quarter of 2017 (which decreased revenue for subsequent periods) and the timing of our 7-Select pipeline fill during the first quarter of 2017 (which increased revenue for that quarter and was not repeated in 2018)  and the launch of several 7-Select limited time offerings during 2017 (which increased revenue for 2017 but was not repeated in 2018), as well as non-cash costs incurred during the nine months ended September 30, 2018, such as interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018, along with increasing freight costs and the hiring of sales employees during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash-equivalents of approximately $1.2  million and working capital of approximately $2.5 million. Cash used in operations during the nine months ended September 30, 2018 totaled approximately $1.5 million compared to $234,000 provided by operations for the same period a year ago. The increase in cash used in operations compared to the same period a year ago is primarily due to timing of the collection of receivables and lower gross margin as discussed above.  We reported a net loss of approximately $1.3 million for the nine months ended September 30, 2018 compared to a net loss of $463,000 for the nine months ended September 30, 2017.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under the Company’s line of credit, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice as discussed in Note 3.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of September 30, 2018, our accounts receivable and inventory eligible borrowing base was approximately $1.8 million, of which we had drawn down approximately $432,000.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29,  2018. There have been no material changes in our critical accounting policies during the six months ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of  September 30, 2018.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as September 30, 2018.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013).
10.1*	Form of Restricted Stock Unit Award Notice under the Jones Soda Co. 2011 Incentive Plan
31.1	Certification by Jennifer L. Cue, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Max Schroedl, Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
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

*Management contract or compensatory plan or arrangement; replaces previously filed exhibit.

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

November 13, 2018

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
Chief Executive Officer

JONES SODA CO.
By:	/s/ Max Schroedl
Max Schroedl
Chief Financial Officer