Form 10-K
period 2018-12-31
JONES SODA CO
filed 2019-03-22
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s  common stock held by non-affiliates as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $10,654,000 using the closing price on that day of $0.28.

As of March 1, 2019, there were 41,575,861 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;
•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;
•

Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally, including in the fountain business, particularly from other major beverage companies;

•	Entrance into and increased focus on the craft beverage segment by other major beverage companies;
•

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages;

•	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;
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

•

Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain, including increases in raw material costs and shortages of glass in the supply chain;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
•

Our ability to attract and retain key personnel, including retaining the services of our CEO, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

•	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
•	Our ability to comply with the many regulations to which our business is subject.
•	Our ability to maintain an effective information technology infrastructure;
•	Fluctuations in fuel and freight costs;
•	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;
•	Regional, national or global economic conditions that may adversely impact our business and results of operations;
•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and
•

Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace, including the level of trading activity, volatility or market liquidity.

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	47

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions, and Director Independence	49
Item 14.	Principal Accounting Fees and Services	49

PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
Item 16.	Form 10-K Summary	49
SIGNATURES		50

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

PART I

ITEM 1.BUSINESS.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens,  sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 66 South Hanford Street, Suite 150, Seattle, Washington 98134. Our telephone number is (206) 624-3357.

Jones Soda Products

Our strategy is to focus on our core brand, Jones Soda, while also investing in our new higher margin initiatives. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing customer photos on the fountain equipment and cups. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Equally differentiating are the distinctive names of our products such as FuFu Berry, and the fact that our products are made from high quality ingredients, including pure cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.

Fountain

Drawing inspiration from our traditional bottles, our fountain equipment is branded with an engaging collage of consumer-submitted photos that are inspired by the business themes of our retail partners and the regions in which they are located. Our fountain offerings include traditional flavors such as Cane Sugar Cola, Sugar Free Cola, as well as Cane Sugar sweetened Ginger Ale, Orange & Cream, Root Beer and Lemon Lime.  Rounding out the lineup are two of our most popular cane sugar flavors, Berry Lemonade and Green Apple. We have developed other products in select markets that include teas, lemonade, vitamin enhanced waters, hydration beverages, as well as naturally flavored sparkling waters.

We continue to see growing interest from larger quick service restaurants, corporate accounts, retailers, celebrity chefs and a variety of other outlets looking for differentiated offerings in their fountain soda. We feel that Jones on fountain enhances the consumer experience, while appealing to a broad demographic. Our national brand awareness and customer-centric approach make us unique compared to other craft soda competitors within this category.

Lemoncocco

We officially launched Lemoncocco® in 2016.    Lemoncocco represents an entirely new beverage category that was inspired by the distinctive refreshment stands found along the streets of Rome, Italy. Lemoncocco is a premium non-carbonated, naturally flavored beverage with the extracts of Sicilian lemons and a splash of coconut cream. Lemoncocco is lightly sweetened with a touch of cane sugar and only 90 calories per 12-ounce serving. Lemoncocco was designed to be on trend, beautifully bold in design and yield a higher gross profit margin than our current Jones bottle product offerings upon achieving a certain threshold of sales.  We feel that Lemoncocco is an ideal choice for food pairing, making cocktails and hydration. We believe the overall appeal to the health channel and a wider age demographic makes Lemoncocco an exciting and diverse offering in the marketplace.

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

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment. The CSD segment is the largest segment in the sparkling beverage category, and in the United States it is a $82 billion industry (according to the May 2018 issue of Beverage Digest). During 2017, the CSD segment continued to grow with an increase of 1.3% as a result of raising prices. Within the CSD segment are craft and premium sodas, which provide consumers with unique premium alternatives to the large corporate brands and is where our Jones Soda line competes. According to Grand View Research (November 2017), the craft soda market is projected to grow at a compounded annual growth rate of 3.5% and reach $732 million by the year 2025. In the United States, craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Expand our fountain program in the United States and Canada;
•	Expand the Jones Soda glass bottle business in existing and new sales channels; and
•	Increase distribution of Lemoncocco in the United States and Canada.

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

For the year ended December 31, 2018, our top three accounts by revenue represent approximately 43% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Product availability at a specific store location for any of our named retailers is subject to the retailer preference, consumer demand, and localized store variances. Our accounts listing changes from time to time, as new retail accounts are added and others are canceled. To find a retailer that carries our products, our product locator is available on our website under “Explore-Locations.”

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

Co-Brand and Private Label

We offer private label products directly to retailers. Our expertise in innovation and managing the manufacturing process allow for efficiencies for both us and the customer. We are able to produce these products with minimal sell through risk and ship them through our network of independent trucking companies or a preferred partner of the customer.

Fountain Distribution

We sell direct to certain retailers in addition to working with a network of fountain distributors in select focus regions within the United States and Canada to provide our premium products and uniquely customized fountain equipment.

Sales

Our products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2018, sales in the United States represented approximately 76% of total sales, while sales in Canada represented approximately 23%, and we had approximately 1% in other international sales.

Our Brand

Building our Brand

We have built our brand to a large extent on our fun and independent image as well as by providing unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate carbonated soft drink brands. This market is driven by trendy, young consumers looking for a distinctive tonality and better ingredients in their beverage choices. While we are known for our unique and innovative flavors, we also feature traditional flavors and feel that our broad appeal helps position us as a leader in the growing premium craft segment of the industry. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on a coherent message and call to action, thus escaping the uniformity that we believe plagues so many other brands. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process. In addition to creative labeling on our products, we provide our distributors with point-of-sale promotional materials and branded apparel items. We believe that our labeling, marketing and promotional materials are important elements to creating and increasing consumer appeal, as well as distributor and retailer awareness, and that our branding efforts have helped us achieve strong consumer connections and affinity levels for our products.

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding, BMX biking, snowboarding and skiing.  In addition, we have a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands.

Social Media

Our core marketing pillar is the open access our consumers have to define the brand through our website Jonessoda.com. We actively participate in social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, Twitter and Instagram. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.

Consumer-Submitted Photos

We are well-known for the photos on our labels.  We invite our consumers to send us photos of their lives, and we select from those photos for use on our labels. Photos can be submitted through our website at our “Jones Soda Photo Gallery.” Every Jones Soda glass bottle and can has a picture provided to us by a consumer.

Customized Photo Labels

We also provide our Jones Soda customers, ranging from businesses to end consumers, customized and personalized 12-packs of Jones Soda (in bottles) that they can create with their own photos on the labels. The strategy of this program is to provide a customized and personalized product offering to our consumers as well as an innovative marketing opportunity for our Jones Soda brand. Consumers can upload their photos through our website and create their own “myJones” labels. The personalized labels are downloaded at our headquarters, applied to 12-packs of Jones Soda and delivered to the consumer.

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

Partnership with Young Audiences

Beginning in 2014, we partnered with Young Audiences, one of the nation’s largest arts-in-education networks, to launch the Jones Soda Photography Curriculum, which was created to teach children about the art of photography. Young Audiences’ mission is to ensure arts remain an integral part of youth education, with the help of organizations such as Jones Soda. We feel that it is a worthy cause directly aimed at supporting the children that make up our fan base. Customer-submitted photos are one of our key assets, and to utilize them in a way that we can give back to the community, is directly aligned with the brand’s core values.

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

In addition to the above extensions to the Jones Soda brand, we have created and launched a new brand with its own separate identity from the Jones Soda brand, Lemoncocco®.  We believe that Lemoncocco represents a new category in the non-carbonated beverage industry and that developing a separate all-natural beverage brand is an important opportunity for our company.

We have also announced our partnership with 7-Eleven, Inc. wherein both companies partnered to create 7-Select brand premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select premium sodas crafted by Jones are available exclusively at participating 7-Eleven locations across the United States.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include:

•	brand name and image;
•	distribution;
•	shelf-management;
•	licensing;
•	price;
•	labeling and packaging;
•	advertising;
•	product quality and taste;
•	trade and consumer promotions; and
•	development of new brands, products and product extensions.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail accounts and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include traditional large soft drink manufacturers and distributors and regional premium soft drink companies.

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. Lemoncocco, our new premium non-carbonated beverage, is an example of a new product we have introduced recently.

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

Production

Contract Packing Arrangements

We do not directly manufacture our products, but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in Canada and the United States. Once the product is manufactured, the finished products are stored either at the co-packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production batch or “run” for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2019. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection. We expect to renew our glass supply agreement during 2019.

Quality Control

Our products are made from high-quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high-quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.

For every batch or “run” of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Samples from each production run are analyzed and categorized in a reference library. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the United States, we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.® and “LEMONCOCCO ®”.

In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee.

Although our flavor concentrate suppliers generally own the proprietary rights to the flavors, we have the exclusive rights to our flavor concentrates developed with our current flavor concentrate suppliers, which we protect as trade secrets. We will continue to take appropriate measures to maintain the secrecy and proprietary nature of our flavor concentrates.

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

Employees

As of the date of this Report, we have 24 employees, all but one of which are full-time. Of our 24 employees, 15 are employed in sales and marketing capacities, 5 are employed in administrative capacities and 4 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Executive Officers

Jennifer Cue, Chief Executive Officer, Director

Max Schroedl, Chief Financial Officer

Eric Chastain, Chief Operating Officer and Corporate Secretary

Non-employee Directors

Michael M. Fleming, Chairman, Attorney at Ryan, Swanson & Cleveland, PLLC

Jeffrey D. Anderson, Director and Sr. VP at Harbor Wholesale

Christopher Beach, former Director of Klienfeld Bridal, former Director of Ballantyne Strong

Richard V. Cautero, President and Managing Director of Executive Advisory Services

Raymond Silcock, Advisory Partner, Alliance Consumer Growth, and Director of Pinnacle Foods

Vanessa Walker, Founder, Millennial Brands Consulting, former SVP of Marketing for La Croix  (a division of National Beverage Corp.)

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities.  We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.  We incurred a net loss of $2.1 for the year ended December 31, 2018. Our accumulated deficit increased to $64.2 million as of December 31, 2018 compared to the prior year’s deficit of $62.1 million.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy.  Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. In addition, our line of credit may be terminated upon 120 days’ notice by the bank. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended December 31, 2018 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2018 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

Risk Factors Relating to Our Brand and Our Industry

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

Competition from traditional and large, well-financed non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

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

Our direct competitors in the sparkling beverage category include traditional large beverage companies and distributors, and regional premium soft drink companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintains our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. Lemoncocco, our new premium non-carbonated beverage, is an example of a new product we have introduced recently. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all.  Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, potential new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching new products like Lemoncocco, to pair with existing brand extensions such as Jones Sugar Free that round out our diversified portfolio.

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

Risk Factors Relating to Our Business Operations and Financial Results

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

For the year ended December 31, 2018, our top three accounts by revenue represent approximately 43% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts (including our private label relationship with 7-Eleven) could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2019. While we expect to renew our glass supply agreement during 2019, we cannot predict whether we will be able to renew our fixed price purchase commitment for glass or the terms of any new glass contract, the terms of which may be materially different than our current terms. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges.  If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2019 and beyond. Additionally, during 2018, new regulations in the freight industry impacted domestic shipping costs, which put downward pressure on our margins.  Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, management turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Recently, we have experienced significant changes in our key personnel, especially on our finance team, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, management transition periods are often difficult as the new employees gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, our operations, financial condition and employee morale could be negatively impacted.  In addition, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

During 2018 and continuing into 2019, the U.S. dollar has remained strong in comparison to the Canadian dollar. As of March 1, 2019, the Canadian dollar exchange rate for one U.S. dollar was equal to 0.75 (compared to 0.73 as of December 31, 2018 and $0.80 as of December 31, 2017). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
•	changes in availability of tax credits, tax holidays, and tax deductions;
•	changes in share-based compensation; and
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In December 2017, the President signed into law new legislation that significantly revised the Internal Revenue Code. The recently enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

The terms of the note purchase agreement entered into by us in 2018 may limit our ability to approve certain actions.

During the first half of 2018, we issued an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”), pursuant to the terms of a note purchase agreement. In accordance with such note purchase agreement, we agreed not to take certain actions without the approval of holders of not less than a majority-in-interest of the principal amount of the Convertible Notes (the “Required Holders”) while such Convertible Notes remain outstanding. Such actions include (a) liquidating, dissolving or winding up the affairs of the company; (b) purchasing or redeeming or paying any cash dividend on any of our capital stock; (c) effecting a material acquisition by us, unless otherwise approved by the Board of Directors and each of the MHP Directors (as defined in the note purchase agreement); (d) increasing the size of the Board of Directors; (e) increasing our equity incentive plan by more than 10% of the amount reserved for the prior fiscal year without the approval of the Board of Directors and each of the MHP Directors (as defined in the note purchase agreement); (f) entering into any transaction with any affiliate, officer, director, employee or holder of more than five percent (5%) of our capital stock, calculated on a fully diluted basis; or (g) terminating, or allowing to be terminated or suspended, the listing of the shares of common stock issuable upon the conversion of the Convertible Notes on the trading market. If requested by us, the Required Holders may elect not to allow us to take these actions. In the event that we are unable to take these actions, the interests of the company and our shareholders may be materially and adversely affected.

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

As noted above, during the first half of 2018, we issued an aggregate principal amount of $2,920,000 of our Convertible Notes to certain institutional and individual accredited investors, including our Chief Executive Officer. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the

Convertible Notes at any time during the term into a number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on the Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to broad based, weighted average antidilution protection in the event that we issue shares of capital stock or equity equivalents at a price that is less than $0.32 per shares prior to the conversion of the Convertible Notes. Conversion of the Convertible Notes to common stock at any time between their issuance and maturity could be substantially dilutive to our shareholders.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.” The following table shows, for each quarter of fiscal 2018 and 2017, the high and low closing sales prices as reported by the OTCQB Marketplace. Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2018	High	Low
Fourth quarter (ended December 31, 2018)	$0.50	$0.24
Third quarter (ended September 30, 2018)	0.43	0.26
Second quarter (ended June 30, 2018)	0.35	0.26
First quarter (ended March 31, 2018)	0.41	0.30
2017
Fourth quarter (ended December 31, 2017)	$0.48	$0.36
Third quarter (ended September 30, 2017)	0.50	0.37
Second quarter (ended June 30, 2017)	0.54	0.45
First quarter (ended March 31, 2017)	0.54	0.44

Holders

As of March 1, 2019, there were 41,575,861 shares of common stock issued and outstanding, held by approximately 229 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 1, 2019 was $ 0.39.

ITEM 6.SELECTED FINANCIAL DATA.

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Revenue	$12,558	$13,345	$15,667	$13,591	$13,555
Cost of goods sold	(9,822)	(10,321)	(11,568)	(10,347)	(10,543)
Gross profit	2,736	3,024	4,099	3,244	3,012
Selling and marketing expenses	(2,492)	(2,123)	(2,033)	(1,896)	(2,235)
General and administrative expenses	(2,071)	(2,014)	(2,151)	(2,104)	(2,535)
Loss from operations	(1,827)	(1,113)	(85)	(756)	(1,758)
Other income (expense), net	(228)	(135)	(94)	(290)	279
Loss before income taxes	(2,055)	(1,248)	(179)	(1,046)	(1,479)
Income tax expense, net	(24)	(23)	(4)	(74)	(61)
Net loss	(2,079)	(1,271)	(183)	(1,120)	(1,540)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.00)	$(0.03)	$(0.04)

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,353	$1,644	$2,907	$2,612	$2,094
Fixed assets, net	88	39	25	37	25
Total assets	4,068	3,389	4,932	5,354	4,874
Long-term liabilities	2,671	12	12	11	2
Working capital	1,847	908	1,784	1,721	2,568

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens,  sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (DSD) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (DTR) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

•	Expand our fountain program in the United States and Canada;
•	Expand in existing and new Jones Soda sales channels; and
•	Increase distribution of Lemoncocco in the United States and Canada.

Results of Operations

Years Ended December 31, 2018 and 2017

Revenue

For the year ended December 31, 2018, revenue was approximately $12.6 million, a decrease of $787,000, or 5.9% from approximately $13.3 million in revenue for the year ended December 31, 2017. The decrease was primarily driven by timing of our 7-Select pipeline fill during the first quarter of 2017 (which increased revenue for that period),  the launch of several 7-Select limited time offerings during 2017 (which increased prior year revenue) and the delisting of our 12-oz. can business by a larger grocery customer during the second quarter of 2017 (which decreased revenue for subsequent periods). During each of 2018 and 2017, 23% of our revenue was generated in Canada.

For the year ended December 31, 2018, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.5 million, an increase of $8,000, or 0.5%, from approximately $1.5 million, in 2017.

Gross Profit

	Year Ended December 31,
	2018	2017	% Change
	(Dollars In thousands)
Gross Profit	$2,736	$3,024	-9.5%
% of Revenue	21.8%	22.7%

For the year ended December 31, 2018, gross profit decreased by $288,000 or 9.5%, to approximately $2.7 million compared to approximately $3.0 million for the year ended December 31, 2017, driven primarily by the revenue factors previously discussed .  For the year ended December 31, 2018, gross margin decreased to 21.8% from 22.7% for the year ended December 31, 2017 due primarily to escalating freight cost, slightly offset by a shift in product sales mix to higher margin initiatives.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2018 were approximately $2.5 million, an increase of $369,000, or 17.4%, from approximately $2.1 million for the year ended December 31, 2017, primarily driven by an increased investment in our sales force. Selling and marketing expenses as a percentage of revenue increased to 19.8% for the year ended December 31, 2018, from 15.9% in 2017 as a result of increased expenses and a lower revenue base due to factors discussed above. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were approximately $2.1 million, an increase of $57,000 or 2.8%, compared to approximately $2.0 million for the year ended December 31, 2017. General and administrative expenses as a percentage of revenue increased to 16.5% for the year ended December 31, 2018 from 15.1% in 2017. We will continue to balance general and administrative expenses with our working capital resources.

Interest Expense

We had $271,000 of interest expense for year ended December 31, 2018, compared to $75,000 for the year ended December 31, 2017, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the years ended December 31, 2018 and 2017, cash paid for interest was $41,000 and $69,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had income tax expense of $24,000 in 2018, compared to $23,000 in 2017, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2018 increased to approximately $2.1 million from a net loss of $1.3 million for the year ended December 31, 2017. The increase in net loss was primarily a result of the revenue factors mentioned above, escalating freight costs, as well as costs associated with our Convertible Notes issued during 2018.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had cash and cash-equivalents of approximately $991,000 and $397,000, respectively, and working capital of approximately $1.8 million and $908,000, respectively. Net cash used in operations during fiscal years 2018 and 2017 totaled approximately $1.7 million and $37,000, respectively. Net cash used in operations increased primarily due to the timing of receivables along with our larger net loss for 2018. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2018, net cash provided by financing activities totaled approximately $2.4 million compared to net cash used in financing activities of approximately $297,000 for the year ended December 31, 2017 primarily as a result of the issuance of $2.9 million of our Convertible Notes in 2018. We incurred a net loss of approximately $2.1 million for the year ended December 31, 2018. Our accumulated deficit increased to $64.2 million as of December 31, 2018 compared to the prior year’s deficit of $62.1 million.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice.  In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2018, our eligible borrowing base was approximately $1.5 million before adjustments, for which we had an outstanding balance of $428,000.

During 2018 and 2017, we received zero and $50,000, respectively, from the cash exercise of stock options.  From time to time, we may receive additional cash through the exercise of stock options in the future. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model (as described in Note 1 to the Consolidated Financial Statements of this Report) to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

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

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and subsidiaries (the “Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

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

Seattle, Washington

March 22, 2019

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$991	$397
Accounts receivable, net of allowance for doubtful accounts of $40 and $7	1,362	1,247
Inventory	1,349	1,557
Prepaid expenses and other current assets	245	141
Total current assets	3,947	3,342
Fixed assets, net of accumulated depreciation of $489 and $568	88	39
Other assets	33	8
Total assets	$4,068	$3,389
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,058	$949
Line of credit	428	858
Accrued expenses	614	626
Taxes payable	-	1
Total current liabilities	2,100	2,434
Convertible subordinated notes payable, net	2,528	-
Accrued interest expense	135	-
Deferred rent	8	12
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 41,464,373 shares	53,822	53,822
Additional paid-in capital	9,389	8,861
Accumulated other comprehensive income	296	391
Accumulated deficit	(64,210)	(62,131)
Total shareholders’ equity (deficit)	(703)	943
Total liabilities and shareholders’ equity (deficit)	$4,068	$3,389

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
	(In thousands, except per share data)
Revenue	$12,558	$13,345
Cost of goods sold	9,822	10,321
Gross profit	2,736	3,024
Operating expenses:
Selling and marketing	2,492	2,123
General and administrative	2,071	2,014
	4,563	4,137
Loss from operations	(1,827)	(1,113)
Interest expense	(271)	(75)
Other income (expense), net	43	(60)
Loss before income taxes	(2,055)	(1,248)
Income tax expense, net	(24)	(23)
Net loss	$(2,079)	$(1,271)

Net loss per share - basic and diluted	$(0.05)	$(0.03)
Weighted average basic and diluted common shares outstanding	41,464,373	41,420,603

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
	(In thousands)
Net loss	$(2,079)	$(1,271)
Other comprehensive income (loss):
Foreign currency translation adjustment	(95)	172
Total comprehensive loss	$(2,174)	$(1,099)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2018 and 2017

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(In thousands, except share amounts)
Balance, December 31, 2016	41,340,727	$53,772	$8,674	$219	$(60,860)	$1,805
Exercise of stock options	123,646	50	—	—	—	50
Stock-based compensation	—	—	187	—	—	187
Net loss	—	—	—	—	(1,271)	(1,271)
Other comprehensive income	—	—	—	172	—	172
Balance, December 31, 2017	41,464,373	53,822	8,861	391	(62,131)	943
Beneficial conversion feature on convertible debt Issuance	—	—	350	—	—	350
Stock-based compensation	—	—	178	—	—	178
Net loss	—	—	—	—	(2,079)	(2,079)
Other comprehensive loss	—	—	—	(95)	—	(95)
Balance, December 31, 2018	41,464,373	$53,822	$9,389	$296	$(64,210)	$(703)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,079)	$(1,271)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance claim	(36)	-
Depreciation and amortization	123	13
Stock-based compensation	178	187
Change in allowance for doubtful accounts	33	(6)
Inventory write-offs	-	275
Changes in operating assets and liabilities:
Accounts receivable	(197)	1,072
Inventory	190	38
Prepaid expenses and other current assets	(107)	2
Other assets	(25)	-
Accounts payable	114	(102)
Accrued expenses	108	(219)
Taxes payable	(2)	(26)
Other liabilities	(4)	-
Net cash used in operating activities	(1,704)	(37)
INVESTING ACTIVITIES:
Purchase of fixed assets	(77)	(26)
Proceeds from insurance claim on property damage	36	-
Net cash used in investing activities	(41)	(26)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	2,783	-
Repayments on line of credit	(430)	(347)
Proceeds from exercise of stock options	-	50
Net cash provided by (used in) financing activities	2,353	(297)
Net increase (decrease) in cash and cash equivalents	608	(360)
Effect of exchange rate changes on cash	(14)	24
Cash and cash equivalents, beginning of period	397	733
Cash and cash equivalents, end of period	$991	$397
Supplemental disclosure:
Cash paid during period for:
Interest	$41	$69
Income taxes	25	27
Supplemental disclosure of non-cash transactions:
Beneficial conversion feature on convertible notes	$350	$-

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

Liquidity

As of December 31, 2018 and 2017, we had cash and cash-equivalents of approximately $991,000 and $397,000, respectively, and working capital of approximately $1.8 million and $908,000, respectively. Net cash used in operations during fiscal years 2018 and 2017 totaled $1,704,000 and $37,000, respectively. Net cash used in operations increased primarily due to timing of receivables along with our larger net loss for 2018.  Cash flows vary throughout the year based on seasonality.

The Company has experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and initially indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under the Company’s line of credit, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice as discussed in Note 6 below.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2018, our eligible borrowing base was approximately $1.5  million before adjustments, for which we had an outstanding balance of $428,000. We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. The carrying value of the line of credit approximates fair value (determined based on level 3 inputs in the fair value hierarchy) because the interest rate is reflective of the rate we could obtain on debt with similar terms. During the first half of 2018, we issued an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes ( the “Convertible Notes”). The fair value of Convertible Notes was approximately $2,846,000 as December 31, 2018. The fair value of Convertible Notes was estimated using a discounted cash flow analysis based on current market interest rates, which represent level 3 inputs in the fair value hierarchy.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $40 and $7 as of December 31, 2018 and 2017, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2018	2017
Balance, beginning of year	$7	$13
Net charges to bad debt expense	33	1
Write-offs	-	(7)
Balance, end of year	$40	$7

As of December 31, 2018, three customers made up 30% of our outstanding accounts receivable. As of December 31, 2017, two customers made up 31% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Prior to our adoption of Accounting Standard Update (“ASU”) ASU 2015-11 (“ASU 2015-11”) at the beginning of the first quarter of 2017, inventory was valued at the lower of cost or market. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $6,000 as of December 31, 2018. The provision for obsolete inventory for the year ended December 31, 2017 amounted to $275,000 as a result of discontinuing our Jones Stripped product line, raw materials related to our de-listed can offering and the discontinuation of other non-core products.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction gains were $7,000 for 2018 and net transaction losses were  $5,000 for 2017.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

See Note 12, Segment information, for information on revenue disaggregated by geographic area.

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $163,000 and $185,000 for the years ended December 31, 2018 and 2017, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For each of the years ended December 31, 2018 and 2017, our revenue was reduced by approximately $1.5 million, for slotting fees and promotion allowances.

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

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2018 and 2017, we incurred advertising costs of $641,000 and $661,000, respectively.

Derivative financial instruments

We evaluate our financial instruments such as convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events at enacted tax rates that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2018 or 2017.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. In 2018 and 2017, due to the net loss, outstanding stock options amounting to 3,825,083 and 4,016,653 as well as 9,547,897 and zero shares issuable upon the conversion of the Convertible Notes at December 31, 2018 and 2017, respectively, were anti-dilutive.

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

Recent accounting guidance

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 (“ASU 2017-11”), which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We early adopted ASU 2017-11 effective January 1, 2018, without a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows and there were no other significant changes impacting the timing or measurement of our revenue or business processes and controls.

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

 In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842), Targeted Improvements. With this ASU, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply ASU 2016-02 at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). We will apply this new transition method upon adoption of ASU 2016-02.

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

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2018	2017
Finished goods	$948	$1,106
Raw materials	401	451
	$1,349	$1,557

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2018	2017
Vehicles	$363	$393
Leasehold improvements and equipment	181	181
Office and computer equipment	33	33
	577	607
Accumulated depreciation	(489)	(568)
	$88	$39

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2018	2017
Employee benefits	$80	$67
Selling and marketing	317	303
Other accruals	217	256
	$614	$626

5. Convertible Subordinated Notes Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors, our management team, and other individual accredited investors.

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

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders (including CapitalSource), or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the Convertible Notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 will be amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $392,000 at December 31, 2018. The principal balance of notes payable to related parties amounted to $120,000 at December 31, 2018.

Principal payments are as follows for the years ending December 31 (in thousands):

2019	$-
2020	-
2021	-
2022	2,920
$2,920

6.  Line of Credit

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance).

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000 or 50% of eligible accounts receivable collateral.  The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2018, our eligible borrowing base was approximately $1.5  million before adjustments, for which we had an outstanding balance of $428,000.

Advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0% (resulting in an interest rate of 6.25% as of December 31, 2018), and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility. CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2018, we were in compliance with all covenants under the Loan Facility.

7.  Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one-year terms, indefinitely.

As of December 31, 2018, our scheduled lease payments excluding management fees and other operational expenses were as follows (in thousands):

2019	$106
2020	18
$124

During the years ended December 31, 2018 and 2017, we incurred rental expenses of $135,000 and $139,000 respectively.

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

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2018, there were 4,800,562 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2018	4,016,653	$0.54
Options granted	397,000	0.37
Options cancelled/expired	(588,570)	0.80
Balance at December 31, 2018	3,825,083	$0.48
Exercisable, December 31, 2018	3,102,607	$0.48
Vested and expected to vest	3,645,058	$0.48

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2018:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	3,049,333	6.62	$0.40	2,430,876	6.16	$0.39
$0.51 to $1.09	700,750	4.11	0.76	596,731	3.53	0.78
$1.10 to $2.99	75,000	2.37	1.20	75,000	2.37	1.20
	3,825,083	6.08	0.48	3,102,607	5.56	0.48
(b)	Restricted stock awards:

Effective as of January 1, 2018, equity compensation for non-employee director service is an annual restricted stock unit award that vests over one year, the number of shares underlying such award is determined by dividing $15,000 by the closing share price on the date of grant (which shall be the first business day in January in each calendar year); when joining the Board each  non-employee director shall receive an initial restricted stock unit award that vests over one year, the number of shares underlying such award be determined by dividing $15,000 by the Company’s closing stock price on the date of grant (which shall be the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2018	-	$-	-
Granted	334,445	0.32	-
Cancelled/expired	(81,082)	0.37
Non-vested restricted stock at December 31, 2018	253,363	$0.31	9.4

In addition to the annual award in January, during August and December we granted an aggregate of 131,740 restricted stock units to three of our non-employee directors who were appointed to the board of directors in March, June and November of 2018, respectively.

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

At December 31, 2018, we had unrecognized compensation expense related to stock options and non-vested stock of $156,000 to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year ended December 31,
	2018	2017
Type of awards:
Stock options	$121	$187
Restricted stock	57	—
	$178	$187

Income statement account:
Selling and marketing	$56	$60
General and administrative	122	127
	$178	$187

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

During the year ended December 31, 2018,  no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2018 and 2017 was zero and $56,000 and for options exercisable was zero and $54,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2017 was $10,000. The Company’s policy is to issue new shares upon exercise of options.

(d)	Employee Stock Purchase Plan:

In May 2007, our shareholders approved our 2007 Employee Stock Purchase Plan (ESPP) which allows eligible employees to acquire shares of our common stock at a discount. The ESPP included 300,000 shares available for issuance and expired unused during 2017 after its 10 year term.

9.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make and have not made any contributions to the 401(k) plan during the years ended December 31, 2018 and 2017.

10.Commitments and Contingencies

Commitments

As of December 31, 2018, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $691,000 in 2019, with no current commitments thereafter.

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

11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2018	2017
Current
State	$2	$2
Foreign	22	21
Provision for income taxes	$24	$23

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2018	2017
United States	$(2,143)	$(1,337)
Foreign	88	89
Total	$(2,055)	$(1,248)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2018	2017
Federal statutory rate	21.00%	34.00%
Effect of:
Permanent differences	(0.04)	(0.61)
State income taxes, net of federal benefit	(0.18)	0.54
Change in valuation allowance	(21.23)	(642.13)
Federal tax rate change	—	618.09
Repatriation on unremitted earnings	—	(12.68)
Other, net	(0.71)	0.91
Provision for income taxes	(1.16)%	(1.88)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2018	2017
Deferred tax assets
Net operating loss carry forwards	$12,594	$12,080
Intangible assets	1	2
Stock-based compensation	256	281
Tax effected state benefit	973	973
Other	47	101
Total deferred tax asset	13,871	13,437
Valuation allowance	(13,871)	(13,437)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2018 and December 31, 2017, the valuation allowance increased by $434,000 and decreased $7.4 million, respectively.

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

At December 31, 2018, we had net operating loss carry-forwards for income tax purposes in the United States of $59.2 million which expire at various times commencing in 2019.  We also had net operating loss carry-forwards for income tax purposes in the United States of $2.2 million that may be carried forward indefinitely. Net operating loss carry-forwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

There are no uncertain tax positions to recognize as of December 31, 2018 and 2017.

The tax years that remain open to examination by the taxing authorities are 2014–2018, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

12. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2018	2017
Revenue:
United States	$9,520	$10,072
Canada	2,949	3,091
Other countries	89	182
Total revenue	$12,558	$13,345

Fixed assets:
United States	$88	$39

Other countries	—	—
Total fixed assets	$88	$39

During the years ended December 31, 2018 and 2017, three of our customers represented approximately 43% and 53%, respectively of revenues.

13. Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2018 and 2017 is as follows (dollars in thousands, except per share data):

	Q1	Q2	Q3	Q4
2018 quarter:
Revenue	$2,837	$3,927	$3,454	$2,340
Gross profit	616	913	787	420
Loss from operations	(477)	(282)	(334)	(734)
Net loss	(469)	(363)	(425)	(822)
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.02)

	Q1	Q2	Q3	Q4
2017 quarter:
Revenue	$3,535	$3,933	$3,648	$2,229
Gross profit	853	1,061	899	211
Loss from operations	(174)	(35)	(163)	(741)
Net loss	(197)	(55)	(211)	(808)
Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.02)

Numbers may not sum due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B. OTHER INFORMATION.

On March 20, 2019, Max Schroedl, the Company’s Chief Financial Officer, provided the Company with notice of his resignation for personal reasons, which will be effective on April 5, 2019.  Mr. Schroedl’s resignation was not the result of any disagreement between Mr. Schroedl and the Company, its management, board of directors or any committee of the board of directors.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2019 Annual Meeting of Shareholders (our “2019 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” and “Audit Committee.” Our 2019 Proxy Statement will be filed within 120 days of December 31, 2018, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2019 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report,” and “Compensation of Directors.” Our 2019 Proxy Statement will be filed within 120 days of December 31, 2018, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2019 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” Our 2019 Proxy Statement will be filed within 120 days of December 31, 2018, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2018, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms), and 2007 Employee Stock Purchase Plan, all of which have been approved by shareholders. To date, no amounts have been issued under the 2007 Employee Stock Purchase Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	4,078,446	$0.48	4,800,562	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	4,078.446	$0.48	4,800,562	(1)

_______________________________________

(1)

Consisted of (a) 4,800,562 shares available for future awards under the Jones Soda Co. 2011 Incentive Plan, under which we may grant restricted stock awards in addition to stock options. Effective as of January 1, 2018, equity compensation for non-employee director service is an annual restricted stock unit award that vests over one year, the number of shares underlying such award is determined by dividing $15,000 by the closing share price on the date of grant (which shall be the first business day in January in each calendar year); when joining the Board each  non-employee director shall receive an initial restricted stock unit award that vests over one year, the number of shares underlying such award be determined by dividing $15,000 by the Company’s closing stock price on the date of grant (which shall be the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed.

(1)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the Plan, as of January 1 of each year, by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2019, the total number of shares of common stock authorized for issuance under the Plan was an aggregate of 10,784,032.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our 2019 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” Our 2019 Proxy Statement will be filed within 120 days of December 31, 2018, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2019 Proxy Statement and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” Our 2019 Proxy Statement will be filed within 120 days of December 31, 2018, our fiscal year end.

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

ITEM 16.10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES SODA CO.
By:	/s/ Jennifer L. Cue
Jennifer L. Cue
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jennifer L. Cue and Max Schroedl, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

              Dated: March 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2019
Jennifer L. Cue

/s/ MAX SCHROEDL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2019
Max Schroedl

/s/ JEFFREY D. ANDERSON	Director	March 22, 2019
Jeffrey D. Anderson

/s/ CHRISTOPHER BEACH	Director	March 22, 2019
Christopher Beach

/s/ RICHARD V. CAUTERO	Director	March 22, 2019
Richard V. Cautero

/s/ MICHAEL M. FLEMING	Director	March 22, 2019
Michael M. Fleming

/s/ RAYMOND SILCOCK	Director	March 22, 2019
Raymond Silcock

/s/ VANESSA WALKER	Director	March 22, 2019
Vanessa Walker

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

10.17*

Form of Restricted Stock Unit Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 13, 2018; File No. 000-28820).

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