Form 10-Q
period 2019-03-31
JONES SODA CO
filed 2019-05-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

As of May 1, 2019, there were 42,210,985 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31,  2019

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 22,  2019. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$459	$991
Accounts receivable, net of allowance of $69 and $40	1,849	1,362
Inventory	1,851	1,349
Prepaid expenses and other current assets	159	245
Total current assets	4,318	3,947
Fixed assets, net of accumulated depreciation of $497 and $489	85	88
Other assets	33	33
Right of use lease asset	91	-
Total assets	$4,527	$4,068
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,457	$1,058
Line of credit	952	428
Accrued expenses	697	614
Lease liability	96	-
Taxes payable	2	-
Total current liabilities	3,204	2,100
Convertible subordinated notes payable, net	2,436	2,528
Deferred rent	-	8
Accrued interest expense	163	135
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 42,013,874 shares and 41,464,373 shares, respectively	53,963	53,822
Additional paid-in capital	9,452	9,389
Accumulated other comprehensive income	315	296
Accumulated deficit	(65,006)	(64,210)
Total shareholders’ equity (deficit)	(1,276)	(703)
Total liabilities and shareholders’ equity (deficit)	$4,527	$4,068

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands, except share data)
Revenue	$2,824	$2,837
Cost of goods sold	2,257	2,221
Gross profit	567	616
Operating expenses:
Selling and marketing	615	554
General and administrative	658	539
	1,273	1,093
Loss from operations	(706)	(477)
Interest expense	(89)	(21)
Other income (expense), net	2	34
Loss before income taxes	(793)	(464)
Income tax expense, net	(3)	(5)
Net loss	$(796)	$(469)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average basic and diluted common shares outstanding	41,592,851	41,464,373

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands)
Net loss	$(796)	$(469)
Other comprehensive income (loss):
Foreign currency translation adjustment	19	(17)
Total comprehensive loss	$(777)	$(486)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(In thousands, except share amounts)
Balance, December 31, 2017	41,464,373	$53,822	$8,861	$391	$(62,131)	$943
Stock-based compensation	—	—	49	—	—	49
Beneficial conversion feature on convertible debt	—	—	350	—	—	350
Net loss	—	—	—	—	(469)	(469)
Other comprehensive loss	—	—	—	(17)	—	(17)
Balance March 31, 2018	41,464,373	53,822	9,260	374	(62,600)	856
Stock-based compensation	—	—	34	—	—	34
Net loss	—	—	—	—	(363)	(363)
Other comprehensive loss	—	—	—	(27)	—	(27)
Balance June 30, 2018	41,464,373	53,822	9,294	347	(62,963)	500
Stock-based compensation	—	—	45	—	—	45
Net loss	—	—	—	—	(425)	(425)
Other comprehensive income	—	—	—	24	—	24
Balance September 30, 2018	41,464,373	53,822	9,339	371	(63,388)	144
Stock-based compensation	—	—	50	—	—	50
Net loss	—	—	—	—	(822)	(822)
Other comprehensive loss	—	—	—	(75)	—	(75)
Balance, December 31, 2018	41,464,373	53,822	9,389	296	(64,210)	(703)
Stock-based compensation	111,488	—	63	—	—	63
Common stock issuance on conversion of notes payable	438,013	141	—	—	—	141
Net loss	—	—	—	—	(796)	(796)
Other comprehensive income	—	—	—	19	—	19
Balance, March 31, 2019	42,013,874	$53,963	$9,452	$315	$(65,006)	$(1,276)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(796)	$(469)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Gain on insurance claim	-	(36)
Depreciation and amortization	41	6
Stock-based compensation	63	49
Change in allowance for doubtful accounts	29	3
Changes in operating assets and liabilities:
Accounts receivable	(515)	(291)
Inventory	(498)	84
Prepaid expenses and other current assets	87	6
Accounts payable	395	616
Accrued expenses	113	(36)
Taxes payable	4	(2)
Other liabilities	7	(1)
Net cash flows from operating activities	(1,070)	(71)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	-	36
Purchase of fixed assets	(4)	-
Net cash flows from investing activities	(4)	36
FINANCING ACTIVITIES:
Proceeds from issuance of convertible note, net	-	2,756
Proceeds from line of credit, net of repayments	524	(99)
Net cash flows from financing activities	524	2,657
Net change in cash and cash equivalents	(550)	2,622
Effect of exchange rate changes on cash	18	(4)
Cash and cash equivalents, beginning of period	991	397
Cash and cash equivalents, end of period	$459	$3,015
Supplemental disclosure:
Cash paid during period for:
Interest	$12	$16
Income taxes	-	6
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$141	$-

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

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Liquidity

As of March 31, 2019, we had cash and cash-equivalents of $459,000 and working capital of approximately $1.1 million. Net cash used in operations during the three months ended March 31, 2019 totaled approximately $1.1 million compared to $71,000 used in operations for the same period a year ago. The net increase in cash used in operations compared to the same period a year ago is primarily due to the timing of the collection of receivables, the build-up of inventory due to the timing of promotional programs, and the increase in net loss. We reported a net loss of $796,000 for the three months ended March 31, 2019, compared to a net loss of approximately $469,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice as discussed in Note 4 below.  In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.  The condensed consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have a revolving secured credit facility with CapitalSource Business Finance Group (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2019, our accounts receivable and inventory eligible borrowing base was approximately $1.8 million before adjustments, of which we had drawn down $952,000. See Note 4 below for further information.

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

Revenue recognition

The Company recognizes revenue under Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

See Note 7, Segment information, for information on revenue disaggregated by geographic area.

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $32,000 and $39,000 for the three months ended March 31, 2019 and 2018, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2019 and 2018, our revenue was reduced by $328,000 and $259,000 respectively, for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $69 and $40 as of March 31, 2019 and December 31, 2018, respectively, were netted against accounts receivable. No impairment losses were recognized as of March 31, 2019 and December 31, 2018, respectively. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Deferred financing costs

We defer costs related to the issuance of debt which are included on the accompanying balance sheets as a deduction from the debt liability. Deferred financing costs are amortized over the term of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations.

Operating leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term.  The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined.  In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term.  The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the right-of use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement.  Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term.  Rent expense is recorded on a straight-line basis over the expected lease term.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-2”), which replaces existing lease guidance. ASU 2016-2 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-2 also expands the required quantitative and qualitative disclosures surrounding leases. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit in the period of adoption.

The Company adopted ASU 2016-02 and related ASUs, collectively “ASC Topic 842,” on January 1, 2019, utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded a lease liability and right-of-use asset of $124,000 and $116,000, respectively, on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC Topic 842 did not have a material impact on either the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2019.

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

2.    Inventory

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$1,242	$948
Raw materials	609	401
	$1,851	$1,349

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.    Operating lease

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one-year terms, indefinitely. In the normal course of business, it is expected that this lease will be renewed or replaced by leases on another property. The Company has not included these options to extend in its calculation of right-of-use assets or lease liabilities as it is not reasonably certain to exercise these options. The lease agreement does not contain any residual value guarantees, material restrictions or covenants.

Upon adoption, the Company elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating lease as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC Topic 842, (b) whether classification of the operating lease would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019, a lease liability of $124,000 which represents the remaining lease payments and a right-of-use-asset of $116,000. The difference between the right-of-use asset and lease liability relates to the deferred rent liability of $8,000 that was included on the Company’s condensed consolidated balance sheets prior to adoption of ASC Topic 842. This amount was eliminated at the time of adoption and is included in the lease liability balance. The discount on the lease liability was not material and was not recognized.

As of March 31, 2019, we have $80,000 in lease payments remaining in 2019 and $16,000 lease payments remaining in 2020.

Operating lease cost for the three months ended March 31, 2019 was $25,000. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $26,000.

The Company has elected the practical expedient for short-term leases. Operating lease cost for the Company’s short-term leases for the three months ended March 31, 2019, was immaterial.

4.    Line of Credit

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with CapitalSource Business Finance Group (previously known as BFI Business Finance). The current term of the Loan Facility expires on December 27, 2019, unless renewed.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the borrowing base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000, or 50% of eligible accounts receivable collateral. The Loan Facility currently allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2019, our accounts receivable and inventory eligible borrowing base was approximately $1.8 million before adjustments, of which we had drawn down approximately $952,000.

Advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0% (resulting in an interest rate of 6.25% as of March 31,2019), and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to CapitalSource, regardless of whether or not we draw on the Loan Facility.

CapitalSource has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2019, we were in compliance with all covenants under the Loan Facility. During 2019, the draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

5.    Convertible Subordinated Notes Payable

The Company issued certain convertible subordinated promissory notes with an aggregate principal amount of $2,920,000 at issuance (the “Convertible Notes”) during the first half of 2018 to certain institutional investors, our management team, and other individual accredited investors.

The Convertible Notes have a four-year term and bear interest at 6%.  The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”).  The Conversion Price is subject to a down round adjustment if we issue shares or equity-linked instruments at a conversion price below $0.32 per share.  No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders (including CapitalSource), or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During the period from January 1, 2019 through March 31, 2019, Convertible Notes in the aggregate principal amount of $125,000 and related accrued interest were converted into 438,013 shares of common stock in accordance with the original terms of the Convertible Notes.  As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $141,000, was credited to common stock and additional paid-in capital and unamortized discounts in an amount equal to $34,000 were recognized as interest expense for the first quarter.

The principal balance of Convertible Notes outstanding was equal to $2,795,000 and $2,920,000 at March 31, 2019 and December 31, 2018, respectively.  The balance of Convertible Notes is presented net of unamortized discounts in an amount equal to $359,000 and $392,000 at March 31, 2019 and December 31, 2018, respectively.  The principal balance of Convertible Notes payable to related parties was equal to $120,000 at both March 31, 2019 and December 31, 2018.

Subsequent to March 31, 2019, Convertible Notes in the aggregate principal amount of $62,500 and related accrued interest were converted into 197,111 shares of common stock in accordance with the original terms of the Convertible Notes.

6.    Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of March 31,  2019, the total number of shares of common stock authorized under the Plan was 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of March 31, 2019, there were 4,376,901 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,825,083	$0.48
Options granted	205,000	0.28
Options cancelled/expired	(139,899)	0.64
Balance at March 31, 2019	3,890,184	$0.46
Exercisable, March 31, 2019	3,161,973	$0.47
Vested and expected to vest	3,703,458	$0.46

(b)	Restricted stock awards:

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

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2019	253,363	$0.31	9.4
Granted	358,560	0.25	—
Vested	(121,623)	0.37	—
Cancelled/expired	—	—	—
Non-vested restricted stock at March 31, 2019	490,300	$0.26	9.7

We withheld a total of 10,135 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the three months ended March 31, 2019, and the average price paid per share of $0.25 reflects the average market value per share of the shares withheld for tax purposes.

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

At March 31, 2019, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $212,000 to be recognized over a weighted-average period of 2.1  years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2019	2018
Type of awards:
Stock options	$32	$31
Restricted stock	31	18
	$63	$49

Income statement account:
Selling and marketing	$15	$15
General and administrative	48	34
	$63	$49

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2019		2018
Expected dividend yield	—		—
Expected stock price volatility	65.4%		67.0%
Risk-free interest rate	2.6%		2.6%
Expected term (in years)	6.0	years	5.6	years
Weighted-average grant date fair-value	$0.17		$0.23

The aggregate intrinsic value of stock options outstanding at March 31, 2019 and 2018 was approximately $1.2 million and $48,000, respectively, and for options exercisable was $941,000 and $46,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no  options exercised during the three months ended March 31, 2019 and 2018, respectively.

7.    Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2019	2018
Revenue:
United States	$2,234	$2,237
Canada	565	583
Other countries	25	17
Total revenue	$2,824	$2,837

During each of the three months ended March 31,  2019 and 2018, three and two of our customers represented an aggregate of approximately 36%  and 45%, of our revenue, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2018 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC on March 22,  2019.

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

	Three months ended March 31,
	2019	% of Revenue	2018	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$2,824	100.0%	$2,837	100.0%
Cost of goods sold	(2,257)	(79.9)%	(2,221)	(78.3)%
Gross profit	567	20.1%	616	21.7%
Selling and marketing expenses	(615)	(21.8)%	(554)	(19.5)%
General and administrative expenses	(658)	(23.3)%	(539)	(19.0)%
Loss from operations	(706)	(25.0)%	(477)	(16.8)%
Interest expense	(89)	(3.2)%	(21)	(0.7)%
Other income (expense), net	2	0.1%	34	1.2%
Loss before income taxes	(793)	(28.1)%	(464)	(16.4)%
Income tax expense, net	(3)	(0.1)%	(5)	(0.2)%
Net loss	$(796)	(28.2)%	$(469)	(16.5)%
Basic and diluted net loss per share	$(0.02)		$(0.01)

	As of
	March 31, 2019		December 31, 2018
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$2,308		$2,353
Fixed assets, net	85		88
Total assets	4,527		4,068
Long-term liabilities	2,599		2,671
Working capital	1,114		1,847

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

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018

Revenue

For the quarter ended March 31, 2019,  revenue was approximately $2.8 million, a decrease of $13,000, from approximately $2.8 million in revenue for the quarter ended March 31, 2018.   The relatively flat revenue continues to reflect a shift in our product sales mix, with an increase in our fountain revenues for the current quarter.

For the quarter ended March 31, 2019, trade spend and promotion allowances, which offset revenue, totaled $328,000, an increase of  $69,000, or 26.6%, compared to $259,000 for the quarter ended March 31,  2018, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2019, gross profit decreased by $49,000, or 8.0%, to $567,000 compared to approximately $616,000 for the quarter ended March 31, 2018 due to an increase in strategic slotting fees and higher promotional activity related to new accounts, along with an increase in raw material costs associated with packaging.   For the quarter ended March 31, 2019 gross margin decreased to 20.1% from 21.7% for the quarter ended March 31, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2019 were $615,000,  an increase of $61,000, or 11.0%, from $554,000 for the quarter ended March 31, 2018.  Selling and marketing expenses as a percentage of revenue increased to 21.8%  for the quarter ended March 31, 2019, from 19.5% in 2018 as we invested in our sales team through staggered hiring throughout 2018, which resulted in increased expenses for 2019.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales efforts. For the three months ended March  31,  2019 and 2018, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $22,000 and $17,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2019 were $616,000, an increase of $77,000, or 14.3%, compared to $539,000 for the quarter ended March 31, 2018,  primarily due to stock compensation costs, an increase in consulting expenses, and additional board compensation incurred during the quarter. General and administrative expenses as a percentage of revenue increased to 21.8% in March 31, 2019 from 19.0% in 2018. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31,  2019 and 2018, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $49,000 and $36,000, respectively.

Interest Expense

We had $89,000 of interest expense for the quarter ended March 31, 2019, compared to $21,000 for the quarter ended March 31, 2018, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the three months ended March 31, 2019 and 2018, cash paid for interest was $12,000 and $16,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $3,000 and $5,000 of income tax expense for  the quarters ended March 31, 2019,  and 2018,  respectively,  primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2019 was  $796,000 compared to net loss of $469,000 for the quarter ended March 31, 2018, primarily due to the timing of promotions, and the staggered hiring of sales employees during 2018, as well as non-cash costs incurred during the first quarter, including interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018. We also had an increase in consulting expenses and board compensation for the three months ended March 31, 2019 in comparison to March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash-equivalents of $459,000 and working capital of approximately $1.1 million. Net cash used in operations during the three months ended March 31, 2019 totaled approximately $1.1 million compared to $71,000 used in operations for the same period a year ago. The net increase in cash used in operations compared to the same period a year ago is primarily due to the timing of the collection of receivables, the build-up of inventory due to the timing of promotional programs, and the increase in net loss. We reported a net loss of $796,000 for the three months ended March 31, 2019, compared to a net loss of approximately $469,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit is not included in this assessment due to the ability of the bank to terminate the line of credit upon 120 days’ notice.  In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We have an amended and restated credit facility (the “Loan Facility”) with CapitalSource Business Finance Group. The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of March 31, 2019, our eligible borrowing base was approximately $1.8 million before adjustments, of which we had drawn down $952,000.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 22,  2019. There have been no material changes in our critical accounting policies during the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial

Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that these disclosure controls and procedures were effective as March 31, 2019.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1ARISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Effective as of May 9, 2019, our Board of Directors has authorized Jennifer L. Cue, our President and Chief Executive Officer, to also serve as our “Acting Principal Financial Officer” solely in connection with the review, execution and certification of our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

2019 Annual Meeting - Submission of Matters to a Vote of Shareholders

At our 2019 Annual Meeting of Shareholders held on May 9, 2019, the following matters were submitted to a vote of our shareholders:

The shareholders elected the following six directors, who received the number of votes set forth opposite their respective names:

	For	Withheld	Broker Non-Votes

Jeffrey Anderson	7,774,124	1,108,478	29,093,503
Christopher Beach	7,732,942	1,149,660	29,093,503
Jennifer L. Cue	7,749,727	1,132,875	29,093,503
Michael M. Fleming	7,015,081	1,867,521	29,093,503
Raymond Silcock	7,017,619	1,864,983	29,093,503
Vanessa Walker	7,735,218	1,147,384	29,093,503

The shareholders ratified the appointment of Peterson Sullivan LLP as our independent registered public accounting firm for the fiscal year 2019 by a vote of 35,840,180 shares For, 2,054,195 shares Against, and 81,730 shares abstaining. There were no broker non-votes in connection with this matter.

 The shareholders approved a non-binding advisory resolution (commonly referred to as a “say-on-pay” resolution) on our executive compensation for fiscal year 2018 by a vote of 7,391,794 shares For,  1,287,659 shares Against, and 203,149 shares abstaining. There were 29,093,503 broker non-votes in connection with this matter.

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
31.1

Certification by Jennifer L. Cue, Chief Executive Officer and Acting Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1

Certification by Jennifer L. Cue, Chief Executive Officer and Acting Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

May 13, 2019

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
President, Chief Executive Officer and Acting Principal Financial Officer