Form 10-Q
period 2019-06-30
JONES SODA CO
filed 2019-08-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

As of August 1, 2019, there were 60,654,034 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;
•	Our ability to manage our operating expenses and generate cash flow from operations;
•	Our ability to effectively utilize the proceeds from our recent $9 million financing from Heavenly RX;
•	Our ability to develop and commercialize CBD-infused beverages and comply with laws and regulations governing cannabis, hemp, or related products;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•	Our ability to maintain brand image and product quality and avoid risks from other product issues such as product recalls;
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$138	$991
Accounts receivable, net of allowance of $41 and $40	2,391	1,362
Inventory	2,102	1,349
Prepaid expenses and other current assets	227	245
Total current assets	4,858	3,947
Fixed assets, net of accumulated depreciation of $456 and $489	175	88
Other assets	33	33
Right of use lease asset	66	-
Total assets	$5,132	$4,068
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,050	$1,058
Line of credit	1,166	428
Accrued expenses	873	614
Lease liability	70	-
Taxes payable	3	-
Total current liabilities	4,162	2,100
Convertible subordinated notes payable, net	1,982	2,528
Accrued interest expense	166	135
Deferred rent	-	8
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 43,955,282 shares and 41,464,373 shares, respectively	54,589	53,822
Additional paid-in capital	9,478	9,389
Accumulated other comprehensive income	337	296
Accumulated deficit	(65,582)	(64,210)
Total shareholders’ equity (deficit)	(1,178)	(703)
Total liabilities and shareholders’ equity (deficit)	$5,132	$4,068

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$3,489	$3,927	$6,313	$6,764
Cost of goods sold	2,702	3,014	4,959	5,235
Gross profit	787	913	1,354	1,529
Operating expenses:
Selling and marketing	638	661	1,253	1,215
General and administrative	550	534	1,208	1,073
	1,188	1,195	2,461	2,288
Loss from operations	(401)	(282)	(1,107)	(759)
Interest expense	(173)	(77)	(262)	(98)
Other income (expense), net	7	6	9	40
Loss before income taxes	(567)	(353)	(1,360)	(817)
Income tax expense, net	(9)	(10)	(12)	(15)
Net loss	$(576)	$(363)	$(1,372)	$(832)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average basic and diluted common shares outstanding	42,394,860	41,464,373	41,996,071	41,464,373

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss	$(576)	$(363)	$(1,372)	$(832)
Other comprehensive income (loss):
Foreign currency translation adjustment	22	(27)	41	(44)
Total comprehensive loss	$(554)	$(390)	$(1,331)	$(876)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

			(In thousands, except share amounts)
Three months Ended June 30, 2018
Balance as of March 31, 2018	41,464,373	$53,822	$9,260	$374	$(62,600)	$856
Stock-based compensation	-	-	34	-	-	34
Net loss	-	-	-	-	(363)	(363)
Other comprehensive loss	-	-	-	(27)	-	(27)
Balance as of June 30, 2018	41,464,373	$53,822	$9,294	$347	$(62,963)	$500

Three months Ended June 30, 2019
Balance as of March 31, 2019	42,013,874	$53,963	$9,452	$315	$(65,006)	$(1,276)
Stock-based compensation	-	-	26	-	-	26
Common stock issuance on conversion of notes payable	1,875,963	600	-	-	-	600
Exercise of stock options	65,445	26	-	-	-	26
Net loss	-	-	-	-	(576)	(576)
Other comprehensive income	-	-	-	22	-	22
Balance as of June 30, 2019	43,955,282	$54,589	$9,478	$337	$(65,582)	$(1,178)

Six months Ended June 30, 2018
Balance as of December 31, 2017	41,464,373	$53,822	$8,861	$391	$(62,131)	$943
Stock-based compensation	-	-	83	-	-	83
Beneficial conversion feature on convertible debt	-	-	350	-	-	350
Net loss	-	-	-	-	(832)	(832)
Other comprehensive loss	-	-	-	(44)		(44)
Balance as of June 30, 2018	41,464,373	$53,822	$9,294	$347	$(62,963)	$500

Six months Ended June 30, 2019
Balance as of December 31, 2018	41,464,373	$53,822	$9,389	$296	$(64,210)	$(703)
Stock-based compensation	111,488	-	89	-	-	89
Common stock issuance on conversion of notes payable	2,313,976	741	-	-	-	741
Exercise of stock options	65,445	26	-	-	-	26
Net loss	-	-	-	-	(1,372)	(1,372)
Other comprehensive income	-	-	-	41	-	41
Balance as of June 30, 2019	43,955,282	$54,589	$9,478	$337	$(65,582)	$(1,178)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,372)	$(832)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Gain on insurance claim	-	(36)
Depreciation and amortization	161	11
Stock-based compensation	89	83
Change in allowance for doubtful accounts	1	9
Changes in operating assets and liabilities:
Accounts receivable	(1,010)	(1,146)
Inventory	(745)	21
Prepaid expenses and other current assets	20	28
Other assets	-	(25)
Accounts payable	989	173
Accrued expenses	343	44
Taxes payable	5	2
Other liabilities	(4)	(2)
Net cash flows from operating activities	(1,523)	(1,670)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	-	36
Purchase of fixed assets	(106)	(52)
Net cash flows from investing activities	(106)	(16)
FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	26	2,833
Proceeds from line of credit, net of repayments	738	(568)
Net cash flows from financing activities	764	2,265
Net increase (decrease) in cash and cash equivalents	(865)	579
Effect of exchange rate changes on cash	12	(12)
Cash and cash equivalents, beginning of period	991	397
Cash and cash equivalents, end of period	$138	$964
Supplemental disclosure:
Cash paid during period for:
Interest	$37	$22
Income taxes	-	10
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$741	$-
Beneficial conversion feature on convertible notes	-	350

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

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2019, we had cash and cash-equivalents of $138,000 and working capital of approximately $696,000. Net cash used in operations during the six months ended June 30, 2019 totaled approximately $1.5 million compared to $1.7 million used in operations for the same period a year ago. The net decrease in cash used in operations compared to the same period a year ago is primarily due to the timing of the collection of receivables, the build-up of inventory due to the timing of promotional programs, and the increase in net loss. We reported a net loss of $1.4 million for the six months ended June 30, 2019, compared to a net loss of approximately $832,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 11, 2019 the Company received proceeds of $9 million in connection with the securities purchase agreement described below in Note 8, Subsequent Events. The Company believes that the recent financing alleviates the conditions which initially indicated substantial doubt about the Company's ability to continue as a going concern. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. The amount of additional capital that the Company may require, the timing of capital needs and the availability of financing to fund those needs will depend on a number of factors, including strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing.

As of the date of this Report, as a result of the recent financing, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued. The Loan Facility is described below and in Note 4 to Consolidated Financial Statements.

We have a revolving secured credit facility with Pacific West Bank (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2019, our accounts receivable and inventory eligible borrowing base was approximately $2.0 million before adjustments, of which we had drawn down $1.2 million. See Note 4 below for further information.

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

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $13,000 and $54,000 for the three months ended June 30, 2019 and 2018, respectively. Shipping and handling included in revenue for the six months ended June 30, 2019 and 2018, were $44,000 and $100,000, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2019 and 2018, our revenue was reduced by $506,000 and $388,000 respectively, for slotting fees and promotion allowances. For the six months ended June 30, 2019 and 2018, our revenue was reduced by $834,000 and $647,000 respectively, for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $41 and $40 as of June 30, 2019 and December 31, 2018, respectively, were netted against accounts receivable. No impairment losses were recognized as of June 30, 2019 and December 31, 2018, respectively. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

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

The Company adopted ASU 2016-02 and related ASUs, collectively “ASC Topic 842,” on January 1, 2019, utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded a lease liability and right-of-use asset of $124,000 and $116,000, respectively, on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC Topic 842 did not have a material impact on either the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2019.

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

2.    Inventory

Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$1,440	$948
Raw materials	662	401
	$2,102	$1,349

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

As of June 30, 2019, we have $53,000 in lease payments remaining in 2019 and $16,000 lease payments remaining in 2020.

Operating lease cost for the three months ended June 30, 2019 was $25,000. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2019 was $27,000. Operating lease cost for the six months ended June 30, 2019 was $50,000. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $53,000.

The Company has elected the practical expedient for short-term leases. Operating lease cost for the Company’s short-term leases for the six months ended June 30, 2019, was immaterial.

4.    Line of Credit

We have an amended and restated revolving secured credit facility (the “Loan Facility”) with Pacific West Bank (previously known as Capital Source Business Finance Group). The current term of the Loan Facility expires on December 27, 2019, unless renewed.

Under this Loan Facility, we may periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the borrowing base which is, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by Pacific West Bank), plus (iii) 35% of finished goods inventory not to exceed $475,000, or 50% of eligible accounts receivable collateral.  As of June 30, 2019, our accounts receivable and inventory eligible borrowing base was approximately $2.0 million before adjustments, of which we had drawn down approximately $1.2 million.

Advances under the Loan Facility bear interest at the prime rate plus 0.75%, where prime may not be less than 0% (resulting in an interest rate of 6.25% as of June 30, 2019), and a loan fee of 0.10% on the daily loan balance is payable monthly. The Loan Facility provides for a minimum cumulative amount of interest of $30,000 per year to be paid to Pacific West Bank, regardless of whether or not we draw on the Loan Facility.

Pacific West Bank has the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of our Subsidiaries under the Loan Facility are guaranteed by us and are secured by a first priority security interest in all of our assets. The Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2019, we were in compliance with all covenants under the Loan Facility. During 2019, the draws on the Loan Facility were used to fulfill working capital needs. We will continue to utilize the Loan Facility, as needed, for working capital needs in the future.

5.    Convertible Subordinated Notes Payable

The Company issued certain convertible subordinated promissory notes with an aggregate principal amount of $2,920,000 at issuance (the “Convertible Notes”) during the first half of 2018 to certain institutional investors, our management team, and other individual accredited investors.

The Convertible Notes have a four-year term, begin to mature on March 23, 2022, and bear interest at 6%.  The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”).  The Conversion Price is subject to a down round adjustment if we issue shares or equity-linked instruments at a conversion price below $0.32 per share.  No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders (including Pacific West Bank), or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During the period from January 1, 2019 through June 30, 2019, Convertible Notes in the aggregate principal amount of $687,500 and related accrued interest were converted into 2,313,976 shares of common stock in accordance with the original terms of the Convertible Notes.  As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $740,000, was credited to common stock and additional paid-in capital and unamortized discounts in an amount equal to $142,000 were recognized as interest expense for the six months ended June 30, 2019.

The principal balance of Convertible Notes outstanding was equal to $2,232,500 and $2,920,000 at June 30, 2019 and December 31, 2018, respectively.  The balance of Convertible Notes is presented net of unamortized discounts in an amount equal to $250,000 and $392,000 at June 30, 2019 and December 31, 2018, respectively.  The principal balance of Convertible Notes payable to related parties was equal to $120,000 at both June 30, 2019 and December 31, 2018.

6.    Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of June 30, 2019, the total number of shares of common stock authorized under the Plan was 10,784,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to  the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of June 30, 2019, there were 5,916,665 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,825,083	$0.48
Options granted	205,000	0.28
Options exercised	(65,445)	0.40
Options cancelled/expired	(203,753)	0.40
Balance at June 30, 2019	3,760,885	$0.46
Exercisable, June 30, 2019	3,163,718	$0.47
Vested and expected to vest	3,609,060	$0.46

(b)	Restricted stock awards:

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

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2019	253,363	$0.31	9.4
Granted	358,560	0.25	—
Vested	(121,623)	0.37	—
Cancelled/expired	(175,910)	0.26	—
Non-vested restricted stock at June 30, 2019	314,390	$0.26	9.4

We withheld a total of 10,135 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the six months ended June 30, 2019, and the average price paid per share of $0.25 reflects the average market value per share of the shares withheld for tax purposes.

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

At June 30, 2019, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $135,000 to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Type of awards:
Stock options	$23	$30	$55	$61
Restricted stock	3	4	34	22
	$26	$34	$89	$83

Income statement account:
Selling and marketing	$10	14	$25	$29
General and administrative	16	20	64	54
	$26	$34	$89	$83

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

The aggregate intrinsic value of stock options outstanding at June 30, 2019 and 2018 was approximately $480,000 and $2,000, respectively, and for options exercisable was $308,000 and $2,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 65,445 options exercised with an aggregate intrinsic value of $20,000 during the six months ended June 30, 2019. There were no options exercised during the six months ended June 30, 2018.

7.    Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
United States	$2,556	$2,929	$4,790	$5,069
Canada	917	945	1,482	1,625
Other countries	16	53	41	70
Total revenue	$3,489	$3,927	$6,313	$6,764

During each of the three months ended June 30, 2019 and 2018, three of our customers represented an aggregate of approximately 43%  and 45%, of our revenue, respectively. During each of the six months ended June 30, 2019 and 2018, three of our customers represented approximately 48% of our revenue.

8.    Subsequent Events

On July 11, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Heavenly Rx Ltd. (the “Investor”) pursuant to which the Company sold to the Investor in a private placement (the “Financing”): (a)  15,000,000 shares (the “Shares”) of Common Stock and (b) a warrant to purchase up to an additional 15,000,000 shares of Common Stock (the “Warrant”).  The aggregate purchase price for the Shares and the Warrant was $9,000,000 in cash, which was paid to the Company at the closing of the purchase and sale on July 11, 2019.  The Company intends to use the proceeds for general working capital and other purposes, including sales and marketing, product development and capital expenditures for its legacy business and new business initiatives. The Company may receive up to an additional $11.7 million in capital in connection with the exercise of the Warrant. The Warrant is immediately exercisable, has a term of one-year, and provides the Investor with the right to purchase up to 15,000,000 shares of Common Stock (“Warrant Shares”) at an exercise price of $0.78 per share, subject to adjustment in the event of certain stock splits, stock dividends or distributions, reorganizations, reclassifications or other similar events.  The Warrant shall be automatically exercised upon the occurrence of certain events.  The Financing and documentation related thereto is further described in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 12, 2019, which is incorporated herein by reference.

Subsequent to June 30, 2019, Convertible Notes in the aggregate principal amount of $508,500 and related accrued interest were converted into 1,698,752 shares of common stock in accordance with the original terms of the Convertible Notes.

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

Our Focus: Sales Growth

Our focus is sales growth through the execution of the following key initiatives:

•	Expand in existing and new Jones Soda sales channels;
•	Expand our fountain program in the United States and Canada; and
•	Increase distribution of Lemoncocco in the United States and Canada.

In addition, we intend to pursue the development of new extensions to Jones products, including the potential commercialization of cannabidiol (CBD)-infused beverages.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2019	% of Revenue	2018	% of Revenue	2019	% of Revenue	2018	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$3,489	100.0%	$3,927	100.0%	$6,313	100.0%	$6,764	100.0%
Cost of goods sold	(2,702)	(77.4)%	(3,014)	(76.8)%	(4,959)	(78.6)%	(5,235)	(77.4)%
Gross profit	787	22.6%	913	23.2%	1,354	21.4%	1,529	22.6%
Selling and marketing expenses	(638)	(18.3)%	(661)	(16.8)%	(1,253)	(19.8)%	(1,215)	(18.0)%
General and administrative expenses	(550)	(15.8)%	(534)	(13.6)%	(1,208)	(19.1)%	(1,073)	(15.9)%
Loss from operations	(401)	(11.5)%	(282)	(7.2)%	(1,107)	(17.5)%	(759)	(11.2)%
Interest expense	(173)	(5.0)%	(77)	(2.0)%	(262)	(4.2)%	(98)	(1.4)%
Other income (expense), net	7	0.2%	6	0.2%	9	0.1%	40	0.6%
Loss before income taxes	(567)	(16.3)%	(353)	(9.0)%	(1,360)	(21.5)%	(817)	(12.1)%
Income tax expense, net	(9)	(0.3)%	(10)	(0.3)%	(12)	(0.2)%	(15)	(0.2)%
Net loss	$(576)	(16.5)%	$(363)	(9.2)%	$(1,372)	(21.7)%	$(832)	(12.3)%
Basic and diluted net loss per share	$(0.01)		$(0.01)		$(0.03)		$(0.02)

					As of
					June 30, 2019		December 31, 2018
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$2,529		$2,353
Fixed assets, net					175		88
Total assets					5,132		4,068
Long-term liabilities					2,148		2,671
Working capital					696		1,847

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

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

Revenue

For the quarter ended June 30, 2019, revenue was approximately $3.5 million, a decrease of $438,000, from approximately $3.9 million in revenue for the quarter ended June 30, 2018.  The decrease in revenue was primarily driven by limited time offering fountain programs with large customer chains that occurred during 2018 but were not repeated in 2019.

For the quarter ended June 30, 2019, trade spend and promotion allowances, which offset revenue, totaled $506,000, an increase of $118,000, or 30.4%, compared to $388,000 for the quarter ended June 30, 2018, due to the timing of incentive and retailer programs as well as a slotting fees for new chain authorizations in 2019.

Gross Profit

For the quarter ended June 30, 2019, gross profit decreased by $126,000, or 13.8%, to $787,000 compared to approximately $913,000 for the quarter ended June 30, 2018 due to lower revenue during the period, an increase in strategic slotting fees and higher promotional activity, an increase in raw material costs associated with the movement to more natural ingredients, and higher logistical costs for the rollout of a large DTR customer.  For the quarter ended June 30, 2019 gross margin decreased to 22.6% from 23.2% for the quarter ended June 30, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2019 were $638,000, a decrease of $23,000, or 3.5%, from $661,000 for the quarter ended June 30, 2018. Selling and marketing expenses as a percentage of revenue increased to 18.3% for the quarter ended June 30, 2019, from 16.8% in 2018. We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales and marketing efforts. For the three months ended June 30, 2019 and 2018, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $25,000 and $20,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2019 were $550,000, an increase of $16,000, or 3.0%, compared to $534,000 for the quarter ended June 30, 2018, primarily due to an increase in consulting and investor relation expenses. General and administrative expenses as a percentage of revenue increased to 15.8% in June 30, 2019 from 13.6% in 2018. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2019 and 2018, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $16,000 and $22,000, respectively.

Interest Expense

We had $173,000 of interest expense for the quarter ended June 30, 2019, compared to $77,000 for the quarter ended June 30, 2018, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the three months ended June 30, 2019 and 2018, cash paid for interest was $25,000 and $6,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $9,000 and $10,000 of income tax expense for the quarters ended June 30, 2019, and 2018, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2019 was $576,000 compared to net loss of $363,000 for the quarter ended June 30, 2018, primarily due the decrease in net revenue, increase in consulting and investor relation expenses, as well as non-cash costs incurred during the second quarter, including interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

For the six months ended June 30, 2019, revenue was approximately $6.3 million, a decrease of $451,000, or 6.7%, from approximately $6.8 million in revenue for the six months ended June 30, 2018.  The decrease in revenue was primarily driven by limited time offering fountain programs with large customer chains that occurred during 2018 but were not repeated in 2019.

For the six months ended June 30, 2019, trade spend and promotion allowances, which offset revenue, totaled $834,000, an increase of $187,000, or 28.9%, compared to $647,000 for the six months ended June 30, 2018, due to the timing of incentive and retailer programs as well as slotting fees for new chain authorizations.

Gross Profit

For the six months ended June 30, 2019, gross profit decreased by $175,000, or 11.4%, to approximately $1.4 million compared to approximately $1.5 million for the six months ended June 30, 2018 due to lower revenue during the period, an increase in strategic slotting fees and higher promotional activity, an increase in raw material costs associated with the movement to more natural ingredients, and higher logistical costs for the rollout of a large DTR customer. For the six months ended June 30, 2019 gross margin decreased to 21.4% from 22.6% for six months ended June 30, 2018

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2019 were approximately $1.3 million, an increase of $38,000, or 3.1%, from approximately $1.2 million for the six months ended June 30, 2018. Selling and marketing expenses as a percentage of revenue increased to 19.8% for the six months ended June 30, 2019, from 18.0% in 2018.  We will continue to balance selling and marketing expenses with our working capital resources as we invest in and hire employees to further support our sales and marketing efforts. For the six months ended June 30, 2019 and 2018, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $45,000 and $36,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were approximately $1.2 million, an increase of $135,000, or 12.6%, compared to $1.1 million for the six months ended June 30, 2018 primarily due to an increase in consulting expenses, investor relation expenses, and bad debt expense incurred during such six month period.  General and administrative expenses as a percentage of revenue increased to 19.1% for the six months ended June 30, 2019 from 15.9% for the same period in 2018. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2019 and 2018, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $64,000 and $57,000, respectively.

Interest Expense

We had $262,000 of interest expense for six months ended June 30, 2019, compared to $98,000 for the six months ended June 30, 2018, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the six months ended June 30, 2019 and 2018, cash paid for interest was $37,000 and $22,000, respectively, and was primarily related to our line of credit.

Income Tax Expense

We had $12,000 and $15,000 of income tax expense for the quarters ended June 30, 2019, and 2018, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the six months ended June 30, 2019 was $1.4 million compared to net loss of $832,000 for the six months ended June 30, 2018, primarily due to the decrease in net revenue, increase in consulting and investor relations expenses, as well as non-cash costs incurred during the first two quarters, including interest and the beneficial conversion feature debt discounts amortization associated with the Convertible Notes issued during 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash-equivalents of $138,000 and working capital of approximately $696,000. Net cash used in operations during the six months ended June 30, 2019 totaled approximately $1.5 million compared to $1.7 million used in operations for the same period a year ago. The net decrease in cash used in operations compared to the same period a year ago is primarily due to the timing of the collection of receivables, the build-up of inventory due to the timing of promotional programs, and the increase in net loss. We reported a net loss of $1.4 million for the six months ended June 30, 2019, compared to a net loss of approximately $832,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 11, 2019 the Company received proceeds of $9 million in connection with the securities purchase agreement described in Note 8, Subsequent Events in the consolidated financial statements. The Company believes that the recent financing alleviates the conditions which initially indicated substantial doubt about the Company's ability to continue as a going concern. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. The amount of additional capital that the Company may require, the timing of capital needs and the availability of financing to fund those needs will depend on a number of factors, including strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing.

As of the date of this Report, as a result of the recent financing, we believe that our current cash and cash equivalents, combined with our Loan Facility and anticipated cash from operations, will be sufficient to meet the Company’s funding requirements for at least 12 months after these consolidated financial statements are issued.

We have a revolving secured credit facility with Pacific West Bank (the “Loan Facility”). The Loan Facility allows us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of June 30, 2019, our accounts receivable and inventory eligible borrowing base was approximately $2.0 million before adjustments, of which we had drawn down $1.2 million. See Note 4 in the consolidated financial statements for further information.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 22, 2019. There have been no material changes in our critical accounting policies during the three months ended June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that these disclosure controls and procedures were effective as June 30, 2019.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1ARISK FACTORS

Our ability to develop and commercialize CBD-infused beverages and comply with laws and regulations governing cannabis, hemp or related products. As of the date hereof, approximately forty states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp and cannabis industries will be dependent upon new legislative authorization of industrial hemp and cannabis at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp and cannabis industries is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where the Company has business interests. Any one of these factors could slow or halt use of industrial hemp and cannabis, which could negatively impact the Company’s business and financial results.  In addition, the manufacture, labeling and distribution of the Company products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of the Company’s product claims or the ability to sell products in the future. The FDA regulates the Company’s products to ensure that the products are not adulterated or misbranded. In particular, the Company would be subject to regulation by the federal government and other state and local agencies as a result of the development and commercialization of cannabidiol (CBD) products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that the Company may violate one or more of the requirements. If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations that apply to the Company, it may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations, any of which could adversely affect the ability to operate the Company’s business and its financial results..

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
10.1

Securities Purchase Agreement dated as of July 11, 2019, by and between the Company and Heavenly RX Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on July 12, 2019)

10.2

Warrant dated July 11, 2019 to purchase up to 15,000,000 shares of Common Stock (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on July 12, 2019)

10.3

Investor Rights Agreement dated as of July 11, 2019 by and among the Company, Heavenly RX Ltd. and the shareholders named therein (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on July 12, 2019)

10.4

Standstill Agreement dated as of July 11, 2019 by and between the Company and Heavenly RX Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on July 12, 2019)

10.5

Standstill Agreement dated as of July 11, 2019 by and between the Company and SOL Global Investments Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed on July 12, 2019)

10.6	Form of Indemnification Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed on July 12, 2019)
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

August 13, 2019

JONES SODA CO.
By:	/s/ Jennifer Cue
Jennifer L. Cue
President, Chief Executive Officer and Acting Principal Financial Officer