Form 10-K
period 2019-12-31
JONES SODA CO
filed 2020-03-30
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(206) 624-3357

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	JSDA	OTCQB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $41,327,753 using the closing price on that day of $0.51.

As of March 2, 2020, there were 61,667,668  shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (this “Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;
•	Our ability to effectively utilize the proceeds from our 2019 financing from Heavenly RX;
•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•

Our ability to effectively execute our marketing strategies in light of the various closures and event delays caused by the novel coronavirus (COVID-19) and the potential adverse impact on demand for our products caused by the COVID-19 outbreak;

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

•

Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, potential shortages of glass in the supply chain and the impact of COVID-19;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
•	Our ability to develop and commercialize CBD-infused beverages and comply with laws and regulations governing cannabis, hemp, or related products;
•	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;
•	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
•	Our ability to comply with the many regulations to which our business is subject;
•	Our ability to maintain an effective information technology infrastructure;
•	Fluctuations in fuel and freight costs;
•	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;
•	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations, including COVID-19;
•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and
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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	23
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	51

PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
Item 16.	Form 10-K Summary	51
SIGNATURES		51

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

PART I

ITEM 1.BUSINESS.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

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

Fountain

Drawing inspiration from our traditional bottles, our fountain equipment and cups are branded with an engaging collage of consumer-submitted photos that are inspired by the business themes of our retail partners and the regions in which they are located. Our fountain offerings include traditional flavors such as Cane Sugar Cola, Sugar Free Cola, as well as cane sugar sweetened Ginger Ale, Orange & Cream, Root Beer and Lemon Lime.  Rounding out the lineup are two of our most popular cane sugar flavors, Berry Lemonade and Green Apple. We have developed other products in select markets that include teas, lemonade, vitamin enhanced waters, hydration beverages, as well as naturally flavored sparkling waters.

We continue to see growing interest from larger quick service restaurants, corporate accounts, retailers, celebrity chefs and a variety of other outlets looking for differentiated offerings in their fountain soda. In 2019, we secured a 17 location pizzeria chain in Western Washington, which we believe reflects our ability to appeal to larger sized quick service restaurant chains. We feel that Jones on fountain enhances the consumer experience, while appealing to a broad demographic. Our national brand awareness and customer-centric approach make us unique compared to other craft soda competitors within this category.

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

Co-Brand and Private Label Products

In February 2016, we announced our partnership with 7-Eleven, Inc. and together created the 7-Select brand of premium sodas crafted by Jones, the first premium carbonated beverage in the 7-Select private brand lineup. 7-Select continues to be available exclusively at participating 7-Eleven locations across the United States. During 2019, sales attributed to the 7-Select brand represented approximately 11% of our revenue.  When opportunities meet our required financial and operational metrics we utilize our industry expertise to provide private label products for customers.

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment. According to May 2019 issue of Beverage Digest, during 2019, the CSD continued to grow with an increase of 3.3% as a result of raising prices, which was more than double the 1.3% gain achieved in 2017. Beverage Digest estimates that CSD pricing across all channels in 2018 was up by about 3.4%, more than the 2.6% realized in 2017. Within the CSD segment are craft and premium sodas, which provide consumers with unique premium alternatives to the large corporate brands and is where our Jones Soda line competes. According to Grand View Research (November 2017), the craft soda market is projected to grow at a compounded annual growth rate of 3.5% and reach $732 million by the year 2025. In the United States, craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

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

For the year ended December 31, 2019, our top three accounts by revenue represented in aggregate approximately 43% of revenue. Specifically, in 2019, we generated 24% of our revenues from sales to A. Lassonde Inc. (“Lassonde”), one of our independent distributors, and 11% of our revenues from sales to Mitsui & Co. (“Mitsui”), an independent distributor for sales to 7-Eleven. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Typically, we grant our independent distributors exclusive distribution rights in defined territories, which may include invasion fees in the event we provide product directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, unless the termination is for “cause. For example, we are party to a distribution agreement with Lassonde that, unless earlier terminated by either party for “cause,” currently renews on an annual basis, unless either party gives notice to the other party of its intention not to renew the agreement not less than 90 days prior to the commencement of the next renewal term.  The distribution agreement grants Lassonde the exclusive right to sell our products throughout Canada, subject to certain exceptions for our national accounts, and imposes certain requirements on Lassonde, including obligations related to maintaining inventory levels and providing certain reports and prohibits “dumping” activities.

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

Fountain Distribution

We sell direct to certain retailers in addition to working with a network of fountain distributors in select focus regions within the United States and Canada to provide our premium products, including our fountain and slush products, and uniquely customized fountain equipment.

Sales

Our products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2019, sales in the United States represented approximately 75% of total sales, while sales in Canada represented approximately 24% (through our distributor relationship with Lassonde), and we had approximately 1% in other international sales.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding, BMX biking, snowboarding and skiing.  In addition, we have a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands. In addition, we have retained a new Vice President of Marketing in 2019 to lead our marketing team in our efforts to increase our investments in the marketing of our core brand Jones Soda.

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

Events

In addition to all of the above marketing efforts, we are also investing in various events that are in alignment with our brand demographic.  We invest in skateboarding events and partner with like-minded companies that we believe maintain a similar connection to our core demographic. At these events, we are able to display our logo and participate in sampling activities where we encourage the tasting of our products to encourage purchases of our brand at retail establishments where our products are sold. We anticipate investing in more of these events as we focus on marketing efforts in support of our core brand, Jones Soda.

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

We believe that in addition to creating new brands, we need to continuously improve our core product line, Jones Soda as consumer tastes continue to change.  Each new flavor of Jones Soda that we introduce will be made with less sugar and no artificial colors or flavors.  In 2019 we introduced in the Canadian market a new Watermelon flavor of Jones which had these characteristics.  In addition, we continue to re-formulate and re-introduce lower calorie content versions of each of our existing flavors of Jones Soda as and when we believe we have created an acceptable replacement that will appeal to existing customers and attract new customers.

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

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted, new brands. Lemoncocco, our premium non-carbonated beverage, is an example of a new product we introduced recently.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2022. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection.

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

Employees

As of the date of this Report, we have 29 employees, all of which are full-time, one of which is located in Canada. Of our 29 employees, 18 are employed in sales and marketing capacities, 5 are employed in administrative capacities and 6  are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Executive Officers

Jennifer Cue, Chief Executive Officer, Director, and Acting Principal Financial Officer

Eric Chastain, Chief Operating Officer and Corporate Secretary

Non-employee Directors

Michael M. Fleming, Chairman, Attorney at Ryan, Swanson & Cleveland, PLLC

Jeffrey D. Anderson, Director and Sr. VP at Harbor Wholesale

Paul Norman, Chairman and Chief Executive Officer of Heavenly Rx

Clive Sirkin, former Chief Growth Officer at the Kellogg Company

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

We have experienced recurring losses from operations and negative cash flows from operating activities.  We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.  We incurred a net loss of $2.8 million for the year ended December 31, 2019. Our accumulated deficit increased to $67.0  million as of December 31, 2019 compared to the prior year’s deficit of $64.2 million.

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

If we do not effectively utilize the proceeds from our recent financing from Heavenly RX, our financial condition and results of operations may be materially adversely affected.

On July 11, 2019, we entered into a securities purchase agreement with Heavenly Rx Ltd. (Heavenly RX) pursuant to which we sold to Heavenly 15,000,000 shares of common stock and a warrant to purchase up to an additional 15,000,000 shares of common stock for an aggregate purchase price of $9,000,000 in cash. We intend to use the proceeds for general working capital and other purposes, including sales and marketing, product development and capital expenditures for its legacy business and new business initiatives. However, if we are unable to effectively utilize the proceeds of this financing, our financial condition and results of operations may suffer.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy.  Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed.  Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2019 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

Risk Factors Relating to Our Brand and Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, trendy, young consumers looking for a distinctive tonality in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. In addition, we may not be able to effectively execute our marketing strategies in light of the various closures and event cancellations caused by the COVID-19 outbreak. Any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for our product as a result of the COVID-19 outbreak. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching new products like Lemoncocco, to pair with existing brand extensions such as Jones Sugar Free that round out our diversified portfolio.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

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

As of December 31, 2019, approximately forty states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp and cannabis industries will be dependent upon new legislative authorization of industrial hemp and cannabis at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp and cannabis industries is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp and cannabis, which could negatively impact our business and financial results.  In addition, the manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. The FDA regulates our products to ensure that the products are not adulterated or misbranded. In particular, we would be subject to regulation by the federal government and other state and local agencies as a result of the development and commercialization of cannabidiol (CBD) products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our business, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and its financial results.

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

For the year ended December 31, 2019, our top three accounts by revenue represented in aggregate approximately 43% of revenue. Specifically, in 2019, we generated 24% of our revenues from sales to Lassonde, one of our independent distributors, and 11% of our revenues from sales to Mitsui, an independent distributor for sales to 7-Eleven. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors (such as Lassonde or Mitsui) or national accounts (including our private label relationship with 7-Eleven) could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and national partners, like 7-Eleven Inc., may make orders that are larger than we have historically been required to fill.  Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2022. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 outbreak, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges.  If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2020 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and the novel coronavirus (COVID-19), labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

Further, to the extent we experience additional management turnover, our operations, financial condition and employee morale could be negatively impacted.  In addition, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness such as COVID-19.

If we lose the services of our Chief Executive Officer, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of Jennifer Cue, who we hired as our Chief Executive Officer in June 2012. If we were to lose the services of Ms. Cue, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest she might leave us. We have had key person life insurance in place for Ms. Cue since 2015.

We have experienced recent board turnover, which causes uncertainties and may harm our business.

Recently, we have experienced significant changes in the composition of our board of directors, and more could occur in the future. Former director Richard Cautero did not stand for re-election at our 2019 Annual Meeting of Shareholders, former directors Christopher Beach, Vanessa Walker and Ray Silcock resigned in 2019 and directors Paul Norman and Clive Sirkin were appointed to the board of directors to fill open vacancies in August 2019. Changes to strategy, oversight, policies and procedures, which can often occur with the election of new directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, director transition periods are often difficult as the new directors gain detailed knowledge of our operations, policies and procedures, and friction can result from changes in strategy and management style. Board turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we effectively integrate new directors, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

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

In preparing our consolidated financial statements, certain financial information is required to be translated from the Canadian dollar to the U.S. dollar. The translation of our Canadian revenues, cash and other assets is adversely affected when the United States dollar strengthens against the Canadian dollar and is positively affected when the U.S. dollar weakens. Similarly, translation of our Canadian expenses and liabilities is positively affected when the U.S. dollar strengthens against the Canadian dollar and adversely affected when the U.S. dollar weakens. This exposure to foreign currency risk could significantly affect our revenues and profitability from our Canadian operations and could result in significant fluctuations to our periodic income statements and consolidated balance sheets.

During 2019 and continuing into 2020, the U.S. dollar has remained strong in comparison to the Canadian dollar. As of March 20, 2020, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.70 (compared to $0.77 as of December 31, 2019 and $0.73 as of December 31, 2018). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

In December 2017, the President signed into law legislation that significantly revised the Internal Revenue Code. The recently enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions).

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

Global economic, political, social and other conditions, including the COVID-19 pandemic, may continue to adversely impact our business and results of operations.

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

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 outbreak. The current closures of restaurants and independent accounts will negatively affect our revenues and cash flows, especially with respect to our fountain business, which comprised approximately 9% of the Company’s revenues in 2019. Although the current status of retail and convenience chains remains unknown at this time, the future closure of these types of establishments will also adversely impact our business and financial condition.

Overall, the Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of third parties on which we rely.

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

The terms of the investor rights agreement entered into by us in 2019 may limit our ability to approve certain actions.

On July 11, 2019 in connection with our financing with Heavenly RX, we entered into an investor rights agreement in which we agreed not to take the actions without the approval of the members of our board of directors designated by Heavenly RX (the “Investor Designees”) for so long as any Investor Designee serves on our board of directors. Such actions include (a) amending, altering, repealing or waiving any provision of or articles of incorporation or bylaws or similar governance documents of our subsidiaries; (b) offering or selling any securities (with certain exceptions); (c) creating, or authorizing the creation of, or issuing, authorizing the issuance of or changing the terms of any debt security, creating any lien or security interest or incurring debt, or permitting any subsidiary to do the same (with certain exceptions); (d) effecting, authorizing or consenting to any change of control transaction; (e) changing our strategy or principal lines of business or any of our subsidiaries; (f) liquidating or dissolving or acquiescing in the filing of a petition in bankruptcy or similar proceeding; (g) committing to or making any expenditures in excess of $1,000,000 in one or a series of transactions; or (h) committing to do any of the foregoing. If requested by us, the Investor Designees may elect not to allow us to take these actions. In the event that we are unable to take these actions, our interests and those of our shareholders may be materially and adversely affected.

Risk Factors Related to Our Common Stock

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, including the effects of the COVID-19 outbreak, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

As noted above, during the first half of 2018, we issued an aggregate principal amount of $2,920,000 of our Convertible Notes to certain institutional and individual accredited investors, including our chief executive officer. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time during the term into a number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on the Convertible Note by (ii) $0.32 (the “Conversion Price”). As of December 31, 2019, Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into 4,868,079 shares of common stock in accordance with the original terms of the Convertible Notes. The Conversion Price is subject to broad based, weighted average antidilution protection in the event that we issue shares of capital stock or equity equivalents at a price that is less than $0.32 per shares prior to the conversion of the Convertible Notes. Conversion of the Convertible Notes to common stock at any time between their issuance and maturity could be substantially dilutive to our shareholders.

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

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us, which may be beneficial to our shareholders, difficult and prevent attempts by our shareholders to replace or remove our current management.

Provisions in our articles of incorporation and bylaws and under Washington law may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on shareholder actions by less than unanimous written consent, limitations on the ability of shareholders to call a special meeting of shareholders and advance notice procedures with respect to the nomination of candidates for election as directors. In addition, because we are incorporated in Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which, among other things, restricts the ability of shareholders owning 10% or more of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We have waived the anti-takeover protections provided under Washington law with respect to Heavenly RX, which could make it easier for Heavenly RX to acquire us.

As described above, certain provisions of Washington law restrict the ability of shareholders owning 10% or more of our outstanding voting stock from merging or combining with us. In connection with our strategic financing with Heavenly RX, effective as of July 11, 2019, our board of directors approved, solely for purposes of RCW 23B.19.040(1)(a)(ii), any future purchase of shares of our common stock by Heavenly RX which results in Heavenly RX becoming an “acquiring person” as defined in RCW 23B.19.020(1) (defined as beneficially owning in the aggregate total outstanding shares of common stock comprising 10% or more of the voting power of the Company). As a result, Heavenly RX has the ability to acquire shares of our common stock in the future without being subject to the anti-takeover restrictions provided by Washington law.  Subject to the standstill agreement entered into by Heavenly RX in connection with our strategic financing, which imposes certain restrictions on the ability of Heavenly RX to acquire any of our securities until the earlier to occur of (i) July 11, 2021 and (ii) the date on which the warrant held by Heavenly RX is exercised in full, this prior board approval could enable Heavenly RX to purchase additional shares of our common stock without being required to seek approval from our board of directors, which could limit the board’s ability to negotiate the business terms with Heavenly RX and adversely impact the Company’s ability to receive higher bids from other acquirers and obtain the best price for the shareholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years, expiring February 2020.  Effective as of February 4, 2020, we amended the lease to extend the term through February 28, 2025. We believe this retail/office space shall be sufficient for our purposes for the foreseeable future.

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

Holders

As of March 1, 2020, there were 61,667,668 shares of common stock issued and outstanding, held by approximately 223 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 2, 2020 was $ 0. 27.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens,  sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

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

Results of Operations

Years Ended December 31, 2019 and 2018

Revenue

For the year ended December 31, 2019, revenue was approximately $11.5 million, a decrease of $1.1 million, or 8.4%, from approximately $12.6 million in revenue for the year ended December 31, 2018.  The decrease in revenue was primarily driven by limited time offering fountain programs with large customer chains that occurred during 2018 but were not repeated in 2019, a decrease in 7-11 Select case sales volume during 2019, and an increase in promotion allowances and slotting fees in 2019.  For the year ended December 31, 2019, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.7 million, an increase of approximately $258,000, or 17.4%, from approximately $1.5 million in 2018.

During 2019 and 2018, the percentage of our revenues generated in Canada was 24% and 23%, respectively.

Gross Profit

	Year Ended December 31,
	2019	2018	% Change
	(Dollars In thousands)
Gross Profit	$2,383	$2,736	-12.9%
% of Revenue	20.7%	21.8%

For the year ended December 31, 2019, gross profit decreased by $353,000, or 12.9%, to approximately $2.4 million compared to approximately $2.7 million for the year ended December 31, 2018, driven primarily by the revenue factors previously discussed. For the year ended December 31, 2019, gross margin decreased to 20.7% from 21.8% for the year ended December 31, 2018 due primarily to an increase in strategic slotting fees and higher promotional activity and an increase in raw material costs associated with our movement to more natural ingredients in 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2019 were approximately $2.4 million,  a decrease of $45,000, or 1.8%, from approximately $2.5 million for the year ended December 31, 2018.  Selling and marketing expenses as a percentage of revenue increased to 21.3% for the year ended December 31, 2019 from 19.8% in 2018 as a result of  a lower revenue base due to factors discussed above. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were approximately $2.3 million, an increase of $217,000, or 10.5%, compared to approximately $2.1 million for the year ended December 31, 2018. The increase was primarily due to an increase in consulting expenses, investor relation expenses, and product development activities in 2019. General and administrative expenses as a percentage of revenue increased to 19.9% for the year ended December 31, 2019 from 16.5% in 2018. We will continue to balance general and administrative expenses with our working capital resources.

Interest Expense

We had $442,000 of interest expense for the year ended December 31, 2019 compared to $271,000 for the year ended December 31, 2018, primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the years ended December 31, 2019 and 2018, cash paid for interest was $45,000 and $41,000, respectively, and was primarily related to our line of credit, which expired by its terms in December 2019.

Interest Income

We had $50,000 of interest income for the year ended December 31, 2019, compared to $0 for the year ended December 31, 2018. This increase is related to the increase in cash during 2019 resulting from financing activities  which was deposited in a money market account.

Income Tax Expense

We had income tax expense of $29,000 for the year ended December 31, 2019 compared to $24,000 for 2018, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2019 increased to approximately $2.8 million from a net loss of $2.1 million for the year ended December 31, 2018. The increase in net loss was primarily a result of the revenue factors mentioned above, and increased general and administrative expenses, as well as increased costs associated with our Convertible Notes issued.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, we had cash and cash-equivalents of approximately $6.0 million and $991,000, respectively, and working capital of approximately $8.4 million and $1.8 million, respectively. Net cash used in operations during fiscal years 2019 and 2018 totaled approximately $3.3 million and $1.7 million, respectively. Net cash used in operations increased primarily due to the timing of receivables and payables, along with our larger net loss for 2019. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2019, net cash provided by financing activities totaled approximately $8.4 million compared to approximately $2.4 million for the year ended December 31, 2018 primarily as a result of the proceeds from our July 2019 private placement whereby we sold to Heavenly Rx Ltd. 15,000,000 shares of common stock and a warrant to purchase up to an additional 15,000,000 shares of common stock for an aggregate purchase price of $9,000,000 in cash.  We incurred a net loss of approximately $2.8 million for the year ended December 31, 2019 compared to a net loss of approximately $2.1 million for the year ended December 31, 2018. Our accumulated deficit increased to $67.0 million as of December 31, 2019 compared to an accumulated deficit of $64.2 million as of December 31, 2018.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.  We allowed our line of credit to expire according to its terms in December 2019.  These conditions raise substantial doubt as to our ability to continue as a going concern.   Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital,  may reduce demand for the Company’s products, and may negatively impact the Company’s supply chain.  The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

During 2019 and 2018, we received $28,000 and $0, respectively, from the cash exercise of stock options.  From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for the Company’s products, and may negatively impact the Company’s supply chain. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606,  Revenue from Contracts with Customers (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model (as described in Note 1 to the Consolidated Financial Statements of this Report) to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

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

Shareholders and Board of Directors

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Jones Soda Co. (the “Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities.  In addition, the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, cash flows and liquidity.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Notes 1 and 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases during the year ended December 31, 2019 due to the adoption of Topic 842: Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Jones Soda Co. and subsidiaries (the “Company") as of December 31, 2018, the related consolidated statement of operations, comprehensive loss, shareholders' equity, and cash flows for the period then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor from 2010 to 2019.

Seattle, Washington

March 22, 2019

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$5,969	$991
Accounts receivable, net of allowance of $44 and $40	1,573	1,362
Inventory	1,788	1,349
Prepaid expenses and other current assets	310	245
Total current assets	9,640	3,947
Fixed assets, net of accumulated depreciation of $484 and $489	162	88
Other assets	33	33
Right of use lease asset	17	-
Total assets	$9,852	$4,068
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$554	$1,058
Line of credit	-	428
Accrued expenses	663	614
Lease liability	18	-
Taxes payable	10	-
Total current liabilities	1,245	2,100
Convertible subordinated notes payable, net	1,333	2,528
Accrued interest expense	147	135
Deferred rent	-	8
Total liabilities	2,725	4,771
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 61,566,076 shares and 41,464,373 shares, respectively	73,773	63,211
Accumulated other comprehensive income	342	296
Accumulated deficit	(66,988)	(64,210)
Total shareholders’ equity (deficit)	7,127	(703)
Total liabilities and shareholders’ equity	$9,852	$4,068

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(In thousands, except share data)
Revenue	$11,508	$12,558
Cost of goods sold	9,125	9,822
Gross profit	2,383	2,736
Operating expenses:
Selling and marketing	2,447	2,492
General and administrative	2,288	2,071
Total operating expenses	4,735	4,563
Loss from operations	(2,352)	(1,827)
Interest income	50	-
Interest expense	(442)	(271)
Other income (expense), net	(5)	43
Loss before income taxes	(2,749)	(2,055)
Income tax expense, net	(29)	(24)
Net loss	$(2,778)	$(2,079)

Net loss per share - basic and diluted	$(0.05)	$(0.05)
Weighted average basic and diluted common shares outstanding	51,109,086	41,464,373

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
	(In thousands)
Net loss	$(2,778)	$(2,079)
Other comprehensive income (loss):
Foreign currency translation adjustment	46	(95)
Total comprehensive loss	$(2,732)	$(2,174)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2019 and 2018

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance as of December 31, 2017	41,464,373	$62,683	$391	$(62,131)	$943
Stock-based compensation	-	178	-	-	178
Beneficial conversion feature on convertible debt	-	350	-	-	350
Net loss	-	-	-	(2,079)	(2,079)
Other comprehensive loss	-	-	(95)		(95)
Balance as of December 31, 2018	41,464,373	$63,211	$296	$(64,210)	$(703)
Stock-based compensation	163,179	141	-	-	141
Common stock issuance on conversion of notes payable	4,868,079	1,558	-	-	1,558
Common stock and warrants issued, net of offering costs of $183	15,000,000	8,817	-	-	8,817
Exercise of stock options	70,445	28	-	-	28
Beneficial conversion feature on paid-in-kind interest	-	18	-	-	18
Net loss	-	-	-	(2,778)	(2,778)
Other comprehensive income	-	-	46	-	46
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,778)	$(2,079)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance claim	-	(36)
Depreciation and amortization	316	123
Stock-based compensation	141	178
Change in allowance for doubtful accounts	4	33
Changes in operating assets and liabilities:
Accounts receivable	(202)	(197)
Inventory	(430)	190
Prepaid expenses and other current assets	(30)	(107)
Other assets	-	(25)
Accounts payable	(508)	114
Accrued expenses	139	108
Taxes payable	11	(2)
Other liabilities	(7)	(4)
Net cash used in operating activities	(3,344)	(1,704)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	-	36
Purchase of fixed assets	(121)	(77)
Net cash used in investing activities	(121)	(41)
FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	28	-
Proceeds from issuance of common stock and warrants, net	8,817	-
Proceeds from issuance of convertible notes, net	-	2,783
Repayments on line of credit, net of proceeds	(428)	(430)
Net cash provided by financing activities	8,417	2,353
Net increase in cash and cash equivalents	4,952	608
Effect of exchange rate changes on cash	26	(14)
Cash and cash equivalents, beginning of period	991	397
Cash and cash equivalents, end of period	$5,969	$991
Supplemental disclosure:
Cash paid during period for:
Interest	$45	$41
Income taxes	18	25
Supplemental disclosure of non-cash transactions:
Conversion of notes payable and accrued interest	$1,558	$-
Beneficial conversion feature on convertible notes	18	350

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

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

Going Concern

As of December 31, 2019 and 2018, we had cash and cash-equivalents of approximately $6.0 million and $991,000, respectively, and working capital of approximately $8.4 million and $1.8 million, respectively. Net cash used in operations during fiscal years 2019 and 2018 totaled approximately $3.3 million and $1.7 million, respectively.

The Company has experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable the Company to fund operations for twelve months from the date the financial statements included in this Report are issued.  Our line of credit expired by its terms in December 2019.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans to fund its operations are dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for the Company’s products, and may negatively impact the Company’s supply chain. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. As discussed in Note 13, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for the Company’s products, and may negatively impact the Company’s supply chain. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Fair value of financial instruments

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date, Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by market data by correlation or other means, and Level 3 includes unobservable inputs that reflect assumptions about what factors market participants would use in pricing the asset or liability and are developed based on the best information available, including our own data.

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. During the first half of 2018, we issued an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”). The fair value remaining of Convertible Notes outstanding was approximately $1,437,000 and $2,846,000 as of December 31, 2019 and 2018, respectively.  The fair value of Convertible Notes was estimated using a discounted cash flow analysis based on current market interest rates, which represent level 2 inputs in the fair value hierarchy.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $44 and $40 as of December 31, 2019 and 2018, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2019	2018
Balance, beginning of year	$40	$7
Net charges to bad debt expense	48	33
Write-offs	(44)	-
Balance, end of year	$44	$40

As of December 31, 2019,  two customers made up 26% of our outstanding accounts receivable. As of December 31, 2018,  three customers made up 30% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $9,000 and $6,000 as of December 31, 2019 and 2018, respectively.

Fixed assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated on the declining balance basis over the estimated useful lives of the assets as follows:

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction losses were  $4,000 for 2019 and net transaction gains were  $7,000 for 2018.

Revenue recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (delivery of product). The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $71,000 and $163,000 for the years ended December 31, 2019 and 2018, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended December 31, 2019 and 2018, our revenue was reduced by approximately $1.7 million and $1.5 million, respectively, for slotting fees and promotion allowances.

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

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2019 and 2018, we incurred advertising costs of $518,000 and $641,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2019 or 2018.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2019 and 2018, outstanding stock options amounting to 3,495,601 and 3,825,083, shares issuable upon the conversion of the Convertible Notes of 5,095,308 and 9,547,897, unvested restricted stock units of 149,824 and 253,363, and stock warrants of 15,000,000 and zero at December 31, 2019 and 2018, respectively, were anti-dilutive.

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

Recent accounting guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), which replaces existing lease guidance. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months to its balance sheets. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 became effective for us beginning January 1, 2019. The Company adopted ASU 2016-02 and related ASUs, collectively “ASC Topic 842,” on January 1, 2019, utilizing the alternative transition method allowed for under ASU 2018-11. The Company elected the practical expedients to not reassess the prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components, and to not reassess initial direct costs. As a result, the Company recorded a lease liability and right-of-use asset of $124,000 and $116,000, respectively, on the consolidated balance sheet as of January 1, 2019. The adoption of ASC Topic 842 did not have a material impact on either the consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

 In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842), Targeted Improvements. With this ASU, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply ASU 2016-02 at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). We adopted this new transition method upon adoption of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2023 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

2. Inventory

Inventory consisted of the following as of December 31 (in thousands):

	December 31, 2019	December 31, 2018
Finished goods	$1,120	$948
Raw materials	668	401
	$1,788	$1,349

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3. Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2019	2018
Vehicles	$367	$363
Leasehold improvements and equipment	154	181
Office and computer equipment	125	33
	646	577
Accumulated depreciation	(484)	(489)
	$162	$88

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2019	2018
Employee benefits	$87	$80
Selling and marketing	257	317
Other accruals	319	217
	$663	$614

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

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During 2019, Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into 4,868,079 shares of common stock in accordance with the original terms of the Convertible Notes.  As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $1,558,000, was credited to common stock and unamortized discounts in an amount equal to $262,000 were recognized as interest expense during 2019.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the Convertible Notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $141,000 and $392,000 at December 31, 2019 and 2018, respectively. The principal balance of notes payable to related parties amounted to $120,000 at December 31, 2019 and 2018.

Principal payments are as follows for the years ending December 31 (in thousands):

2020	$-
2021	-
2022	1,474
$1,474

6.  Line of Credit

During December 2019, we allowed our revolving secured credit facility (the “Loan Facility”) with Pacific Western Bank (previously known as BFI Business Finance and CapitalSource Business Finance Group) to expire by its terms.

Under this Loan Facility, we had ability to periodically request advances equal to the lesser of: (a) $3.2 million, or (b) the Borrowing Base which was, in the following priority, the sum of: (i) 85% of eligible U.S. accounts receivable, plus (ii) 50% of eligible Canadian accounts receivable not to exceed $300,000 (subject to any reserve amount established by CapitalSource), plus (iii) 35% of finished goods inventory not to exceed $475,000 or 50% of eligible accounts receivable collateral.  The Loan Facility allowed us to borrow a maximum aggregate amount of up to $3.2 million based on eligible accounts receivable and inventory. As of December 31, 2019,  the line of credit had expired by its terms.

Advances under the Loan Facility bore interest at the prime rate plus 0.75%, where prime may not be less than 0% (resulting in an interest rate of 5.5% as of December 31, 2019), and a loan fee of 0.10% on the daily loan balance was payable monthly. The Loan Facility provided for a minimum cumulative amount of interest of $30,000 per year to be paid to Pacific Western Bank, regardless of whether or not we drew on the Loan Facility. Pacific Western Bank had the right to terminate the Loan Facility at any time upon 120 days’ prior written notice. All present and future obligations of the Subsidiaries arising under the Loan Facility were guaranteed by us and were secured by a first priority security interest in all of our assets. The Loan Facility contained customary representations and warranties as well as affirmative and negative covenants.

7.  Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The term of the lease is five years expiring February 2020 with an option to extend for additional one-year terms, indefinitely.

During the years ended December 31, 2019 and 2018, we incurred rental expenses of $133,000 and $135,000 respectively. During the years ended December 31, 2019 and 2018, we made cash payments of $139,000 each year.

Subsequent to December 31, 2019, the Company amended the lease terms on February 4, 2020. Under the lease amendment, the Company will continue to occupy the same premises for its headquarters, and the term of the lease, which was scheduled to expire on February 28, 2020, is extended through February 28, 2025.

As of December 31, 2019, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term in 2020 is $18,000. Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the consolidated statement of cash flows. Under the lease amendment, the annual payments excluding management fees and other operations expenses will be as follows (in thousands):

2020	$97
2021	119
2022	122
2023	126
2024	130
2025	22
$616

As of December 31, 2018, under ASC 840, our scheduled lease payments excluding management fees and other operational expenses were as follows (in thousands):

2019	$106
2020	18
$124

8.Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2020, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2019, there were 6,289,824 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,825,083	$0.48
Options granted	360,000	0.33
Options exercised	(70,445)	0.39
Options cancelled/expired	(619,037)	0.36
Balance at December 31, 2019	3,495,601	$0.46
Exercisable, December 31, 2019	2,946,079	$0.47
Vested and expected to vest	3,361,970	$0.46

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2019:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.25 to $0.50	2,903,708	5.96	$0.39	2,413,831	5.40	$0.39
$0.51 to $1.09	516,893	3.39	0.76	457,248	2.98	0.78
$1.10 to $2.99	75,000	1.37	1.20	75,000	1.37	1.20
	3,495,601	5.48	0.46	2,946,079	4.92	0.47

(b)	Restricted stock awards:

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

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2019	253,363	$0.31	9.4
Granted	388,864	0.28	—
Vested	(173,314)	0.34	—
Cancelled/expired	(319,089)	0.26	—
Non-vested restricted stock at December 31, 2019	149,824	$0.33	9.1

We withheld a total of 10,135 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the period ending December 31, 2019, and the average price paid per share of $0.25 reflects the average market value per share of the shares withheld for tax purposes.

Equity compensation for non-employee director service beginning January 1, 2020 consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date),  with the number of shares underlying such award  determined by dividing $25,000 by the closing stock price (as quoted on the OTCQB marketplace) on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant. When joining our board of directors, each non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed,  and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant.

In addition to the annual award in January, during August we granted an aggregate of 30,304 restricted stock units to two of our non-employee directors who were appointed to the board of directors in August of 2019.

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

At December 31, 2019, we had unrecognized compensation expense related to stock options and non-vested stock of $80,000 to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018
Type of awards:
Stock options	$101	$121
Restricted stock	40	57
	$141	$178

Income statement account:
Selling and marketing	$45	$56
General and administrative	96	122
	$141	$178

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2019		2018
Expected dividend yield	—		—
Expected stock price volatility	67.7%		67.0%
Risk-free interest rate	2.2%		2.6%
Expected term (in years)	6.0	years	5.6	years
Weighted-average grant date fair-value	$0.20		$0.23

During the year ended December 31, 2019,  no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2019 and 2018 was $9,000 and zero and for options exercisable was $6,000 and zero, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2019 and 2018 was $21,000 and zero, respectively. The Company’s policy is to issue new shares upon exercise of options.

(d)Equity financing:

On July 11, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Heavenly Rx Ltd. (the “Investor”) pursuant to which the Company sold to the Investor in a private placement (the “Financing”): (a)  15,000,000 shares (the “Shares”) of common stock and (b) a warrant to purchase up to an additional 15,000,000 shares of common stock (the “Warrant”).  The aggregate purchase price for the Shares and the Warrant was $9,000,000 in cash, which was paid to the Company at the closing of the purchase and sale on July 11, 2019, and is presented net of offering costs of $183,000.  The Company intends to use the proceeds for general working capital and other purposes, including sales and marketing, product development and capital expenditures for its legacy business and new business initiatives. The Company may receive up to an additional $11.7 million in capital in connection with the exercise of the Warrant. The Warrant is immediately exercisable, has a term of one-year, and provides the Investor with the right to purchase up to 15,000,000 shares of common stock (“Warrant Shares”) at an exercise price of $0.78 per share, subject to adjustment in the event of certain stock splits, stock dividends or distributions, reorganizations, reclassifications or other similar events.  The Warrant shall be automatically exercised upon the occurrence of certain events.

The relative fair value of the net proceeds allocated to the common stock was estimated to be $6,782,000. The relative fair value of the net proceeds allocated to the Warrants was estimated to be $2,035,000 as determined based on the relative fair value allocation of the proceeds received. The Warrant was valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $0.517 per share; estimated volatility – 108.21%; 1-year risk free interest rate – 1.97%; expected dividend rate - 0% and expected life - 1 year.

9.Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make and have not made any contributions to the 401(k) plan during the years ended December 31, 2019 and 2018.

10.Commitments and Contingencies

Commitments

As of December 31, 2019, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $469,000 in 2020, with no current commitments thereafter.

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

11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2019	2018
Current
State	$5	$2
Foreign	24	22
Provision for income taxes	$29	$24

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2019	2018
United States	$(2,833)	$(2,143)
Foreign	84	88
Total	$(2,749)	$(2,055)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2019	2018
Federal statutory rate	21.00%	21.00%
Effect of:
Permanent differences	(1.11)	(0.04)
Foreign rate differential	(1.26)	-
State income taxes, net of federal benefit	2.52	(0.18)
Change in valuation allowance	(23.21)	(21.23)
Other, net	1.06	(0.71)
Provision for income taxes	(1.00)%	(1.16)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2019	2018

Federal and state net operating loss carryforwards	$14,104	$13,567
Stock-based compensation	272	256
Other, net	87	48
Total deferred tax asset	14,463	13,871
Valuation allowance	(14,463)	(13,871)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2019 and December 31, 2018, the valuation allowance increased by $592,000 and $434,000, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S. tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2019, we had net operating loss carryforwards for income tax purposes in the United States of $57.8 million which expire at various times commencing 2019. We also had net operating loss carryforwards for income tax purposes in the United States of $4.7 million that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2019 and 2018.

The tax years that remain open to examination by the taxing authorities are 2015–2019, generally. The net operating losses from prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

12. Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	2019	2018
Revenue:
United States	$8,680	$9,520
Canada	2,768	2,949
Other countries	60	89
Total revenue	$11,508	$12,558

Fixed assets:
United States	$162	$88
Canada	—	—
Total fixed assets	$162	$88

During each of the years ended December 31, 2019 and 2018, three of our customers represented approximately 43% of revenues.

13. Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community.  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure internationally.  The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of third parties on which we rely.

Additionally, while the extent of the impact on the Company’s business and financial condition is unknown at this time, it may be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, the Company will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 outbreak. The current closures of restaurants and independent accounts will negatively affect our revenues and cash flows, especially with respect to our fountain business, which comprised approximately 9% of the Company’s revenues in 2019.   The continued spread of COVID-19 and uncertain market conditions may also limit the Company’s ability to access capital to fund its operations, which could negatively impact the Company’s short-term and long-term liquidity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Acting Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2019.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B. OTHER INFORMATION.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 29, 2020, effective  March 26, 2020, the Board of Directors granted to Eric Chastain, the Company’s Chief Operating Officer, a non-qualified stock option to purchase up to 50,000 shares of our common stock subject to the terms and conditions of the 2011 Incentive Plan, with an exercise price equal to $0.22, which was our stock price as reported on the OTCQB on the effective date of grant.  The option shall vest according to the Company’s standard vesting schedule of 25% on the one-year anniversary of the date of grant and an additional 1/48theach additional one-month period thereafter (subject to Mr. Chastain’s continuous service with the Company through each such vesting date).

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2020 Annual Meeting of Shareholders (our “2020 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Delinquent Section 16(a) Reports,” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” Our 2020 Proxy Statement will be filed within 120 days of December 31, 2019, our fiscal year end.

ITEM 11.EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2020 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and  “Director Compensation.” Our 2020 Proxy Statement will be filed within 120 days of December 31, 2019, our fiscal year end.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2020 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” Our 2020 Proxy Statement will be filed within 120 days of December 31, 2019, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2019, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms).

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,495,601	$0.46	6,289,824	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,495,601	$0.46	6,289,824	(1)

_______________________________________

(1)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the 2011 Incentive Plan, as of January 1 of each year, by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2020, the total number of shares of common stock authorized for issuance under the Plan was an aggregate of 12,084,032.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our 2020 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” Our 2020 Proxy Statement will be filed within 120 days of December 31, 2019, our fiscal year end.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2020 Proxy Statement and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” Our 2020 Proxy Statement will be filed within 120 days of December 31, 2019, our fiscal year end.

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

March 30, 2020	JONES SODA CO.
	By:	/s/ Jennifer L. Cue
Jennifer L. Cue
President and Chief Executive Officer and Acting Principal Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jennifer L. Cue, and Michael M. Fleming and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ JENNIFER L. CUE	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	March 30, 2020
Jennifer L. Cue

/s/ JEFFREY D. ANDERSON	Director	March 30, 2020
Jeffrey D. Anderson

/s/ CLIVE SIRKIN	Director	March 30, 2020
Clive Sirkin

/s/ PAUL NORMAN	Director	March 30, 2020
Paul Norman

/s/ MICHAEL M. FLEMING	Director, Chairman of the Board	March 30, 2020
Michael M. Fleming

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).

3.2

Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).

4.1	Description of Registrant's Securities (Filed herewith).
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
10.1

Lease Agreement dated December 31, 2014, by and between 66 South Hanford Street Limited Partnership and Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 7, 2015; File No. 000-28820).

10.2

First Amendment to Lease dated February 4, 2020 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 20, 2020; File No. 000-28820).

10.3

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among the Company and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820).

10.4*

Jones Soda Co. 2002 Stock Option and Restricted Stock Plan (Previously filed with, and incorporated herein by reference to, Appendix B to our Definitive Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-28820).

10.5*

Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).

10.6*

Form of Stock Option Grant Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.7*

Form of Restricted Stock Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.8*

Form of Restricted Stock Unit Award Notice and Agreement under the Jones Soda Co. 2011 Incentive Plan (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 13, 2018; File No. 000-28820).

10.9*

Employment Offer Letter between Jennifer L. Cue and Jones Soda Co., dated August 6, 2012 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed August 10, 2012; File No. 000-28820).

10.10

Securities Purchase Agreement dated as of July 11, 2019, by and between the Company and Heavenly RX Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on July 12, 2019).

10.11

Warrant dated July 11, 2019 to purchase up to 15,000,000 shares of Common Stock (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on July 12, 2019).

10.12

Investor Rights Agreement dated as of July 11, 2019 by and among the Company, Heavenly RX Ltd. and the shareholders named therein (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on July 12, 2019).

10.13

Standstill Agreement dated as of July 11, 2019 by and between the Company and Heavenly RX Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on July 12, 2019).

10.14

Standstill Agreement dated as of July 11, 2019 by and between the Company and SOL Global Investments Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed on July 12, 2019)

10.15	Form of Indemnification Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed on July 12, 2019).
10.16*

Amended Compensation for Non-Employee Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed September 30, 2019; File No. 000-28820).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of BDO LLP (Filed herewith).
23.2	Consent of Peterson Sullivan, LLP (Filed herewith).
31.1

Certification by Jennifer L. Cue, Chief Executive Officer, and Acting Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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