Form 10-Q
period 2020-03-31
JONES SODA CO
filed 2020-05-12
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

As of April 24, 2020, there were 61,667,668 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Report to “Jones Soda” refer to our premium beverages, including Jones® Soda and Lemoncocco® sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;
•	The ongoing negative impact that the novel coronavirus (COVID-19) pandemic has had, and will likely continue to have, on our business operations and sales;
•	Our ability to effectively utilize the proceeds from our 2019 financing from Heavenly RX;
•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;
•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;
•

Our ability to effectively execute our marketing strategies in light of the various closures and event delays caused by the COVID-19 pandemic and the potential adverse impact on demand for our products caused by the COVID-19 pandemic;

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

•	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;
•	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls;
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

•

Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, potential shortages of glass in the supply chain and the impact of the COVID-19 pandemic;

•	Our ability to source our flavors on acceptable terms from our key flavor suppliers;
•	Our ability to develop and commercialize CBD-infused beverages and comply with laws and regulations governing cannabis, hemp, or related products;
•	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;
•	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
•	Our ability to comply with the many regulations to which our business is subject;
•	Our ability to maintain an effective information technology infrastructure;
•	Fluctuations in fuel and freight costs;
•	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;
•	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations, including the COVID-19 pandemic;
•	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and
•

Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace, including the level of trading activity, volatility or market liquidity.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,904	$5,969
Accounts receivable, net of allowance of $99 and $44	2,024	1,573
Inventory	2,293	1,788
Prepaid expenses and other current assets	169	310
Total current assets	9,390	9,640
Fixed assets, net of accumulated depreciation of $493 and $484	153	162
Other assets	33	33
Right of use lease asset	547	17
Total assets	$10,123	$9,852
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,234	$554
Lease liability, current portion	96	18
Accrued expenses	639	663
Taxes payable	1	10
Total current liabilities	1,970	1,245
Convertible subordinated notes payable, net	1,346	1,333
Accrued interest expense	169	147
Lease liability, net of current portion	451	-
Total liabilities	3,936	2,725
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 61,667,668 shares and 61,566,076 shares, respectively	73,811	73,773
Accumulated other comprehensive income	255	342
Accumulated deficit	(67,879)	(66,988)
Total shareholders’ equity	6,187	7,127
Total liabilities and shareholders’ equity	$10,123	$9,852

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands, except share data)
Revenue	$2,792	$2,824
Cost of goods sold	2,210	2,257
Gross profit	582	567
Operating expenses:
Selling and marketing	753	615
General and administrative	708	658
Total operating expenses	1,461	1,273
Loss from operations	(879)	(706)
Interest income	17	-
Interest expense	(38)	(89)
Other income, net	13	2
Loss before income taxes	(887)	(793)
Income tax expense, net	(4)	(3)
Net loss	$(891)	$(796)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average basic and diluted common shares outstanding	61,665,435	41,592,851

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands)
Net loss	$(891)	$(796)
Other comprehensive income (loss):
Foreign currency translation adjustment	(87)	19
Total comprehensive loss	$(978)	$(777)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Three months ended March 31, 2019
Balance as of December 31, 2018	41,464,373	$63,211	$296	$(64,210)	$(703)
Stock-based compensation	111,488	63	-	-	63
Common stock issuance on conversion of notes payable	438,013	141	-	-	141
Net loss	-	-	-	(796)	(796)
Other comprehensive income	-	-	19	-	19
Balance as of March 31, 2019	42,013,874	$63,415	$315	$(65,006)	$(1,276)

Three months ended March 31, 2020
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Stock-based compensation	101,592	35	-	-	35
Beneficial conversion feature on paid-in-kind interest		3	-	-	3
Net loss	-	-	-	(891)	(891)
Other comprehensive loss	-	-	(87)	-	(87)
Balance as of March 31, 2020	61,667,668	$73,811	$255	$(67,879)	$6,187

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(891)	$(796)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	26	41
Stock-based compensation	41	63
Change in allowance for doubtful accounts	55	29
Changes in operating assets and liabilities:
Accounts receivable	(550)	(515)
Inventory	(526)	(498)
Prepaid expenses and other current assets	107	87
Accounts payable	680	395
Accrued expenses	37	113
Taxes payable	(8)	4
Other liabilities	(1)	7
Net cash used in operating activities	(1,030)	(1,070)
INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4)
Net cash used in investing activities	-	(4)
FINANCING ACTIVITIES:
Proceeds on line of credit, net of repayments	-	524
Payment of taxes on RSU withholding	(6)	-
Net cash provided by financing activities	(6)	524
Net increase in cash and cash equivalents	(1,036)	(550)
Effect of exchange rate changes on cash	(29)	18
Cash and cash equivalents, beginning of period	5,969	991
Cash and cash equivalents, end of period	$4,904	$459
Supplemental disclosure:
Cash paid during period for:
Interest	$-	$12
Income taxes	6	-
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$141
Recognition of lease liability and right-of-use asset	556,000	-
Beneficial conversion feature on convertible notes	3	-

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Going Concern

As of March 31, 2020, we had cash and cash-equivalents of approximately $4.9 million and working capital of approximately $7.4 million. Net cash used in operations during the three months ended March 31, 2020 totaled approximately $1.0 million compared to $1.1 million used in operations for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand is not sufficient to enable us to fund operations for twelve months from the date the consolidated financial statements included in this Report are issued.  These conditions raise substantial doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. Subsequent to March 31, 2020, our Board approved a restructuring plan that included the termination of nine employees and the furloughing of four employees to be effective on April 17, 2020. This will reduce our operating expenses but does cause further uncertainty as it relates to growing the business through previously planned sales initiatives. The condensed consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Because our agreements have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about our remaining performance obligations.

Our performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, our contracts have a single performance obligation (delivery of product). We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $7,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2020 and 2019, our revenue was reduced by $297,000 and $328,000 respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations and in such situations we would have variable consideration. To date, returns have not been material. Our customers generally pay within 30 days from the receipt of a valid invoice. We offer prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the condensed consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $99,000 and $44,000 as of March 31, 2020 and December 31, 2019, respectively, were netted against accounts receivable. No impairment losses were recognized as of March 31, 2020 and December 31, 2019. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of March 31, 2020, one customer made up 17% of our outstanding accounts receivable. As of December 31, 2019, two customers made up 26% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the quarters ended March 31, 2020 and 2019, outstanding stock options amounting to 3,969,952 and 3,890,184, shares issuable upon the conversion of the Convertible Notes of 5,164,212 and 9,244,627, unvested restricted stock units of 30,304 and 490,300, and stock warrants of 15,000,000 and zero at March 31, 2020 and 2019, respectively, were anti-dilutive.

Deferred financing costs

We defer costs related to the issuance of debt which are included on the accompanying balance sheets as a deduction from the debt liability. Deferred financing costs are amortized over the term of the related loan and are included as a component of interest expense on the accompanying condensed consolidated statements of operations.

Operating leases

At lease commencement, we record a lease liability based on the present value of lease payments over the expected lease term.  We calculate the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined.  In that case, we use our incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term.  We record a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, we measure our leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the right-of use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement.  Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term.  Rent expense is recorded on a straight-line basis over the expected lease term.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 is effective for us in the first quarter of 2023 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

2.    Inventory

Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$1,383	$1,120
Raw materials	910	668
	$2,293	$1,788

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.    Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the five-year lease was set to expire in February 2020. On February 4, 2020,  we amended the lease to continue to occupy the same premises for our headquarters through February 28, 2025. As a result of the lease amendment, we recognized on March 1, 2020, a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at 4%. As of March 31, 2020, this lease has a remaining lease term of 4.92 years.

During the quarters ended March 31, 2020 and 2019, we incurred rental expenses of $37,000 and $34,000 respectively. During the quarters ended March 31, 2020 and 2019, we made cash payments of $38,000 and $35,000, respectively. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statement of cash flows.

As of March 31, 2020, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2020	$87
2021	119
2022	122
2023	126
2024	130
2025	22
Total lease payments	606
Less: imputed interest	(59)
Total remaining lease liability	$547

4.    Convertible Subordinated Notes Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors, our management team, and other individual accredited investors.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

There were no Convertible Notes converted during the three months ended March 31, 2020. During the three months ended March 31, 2019, Convertible Notes in the aggregate principal amount of $125,000 and related accrued interest were converted into 438,013 shares of common stock in accordance with the original terms of the Convertible Notes.  As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $141,000, was credited to common stock and additional paid-in capital, and unamortized discounts in an amount equal to $34,000 were recognized as interest expense.

The fair value of our common stock on March 23, 2018, the initial closing date for the issuance of the Convertible Notes, was $0.36 per share; therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on April 18, 2018, the second closing date for the issuance of the Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. This discount, along with the related closing costs amounting to $137,000, are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $128,000 and $141,000 at March 31, 2020 and December 31, 2019, respectively. The principal balance of notes payable to related parties amounted to $120,000 at March 31, 2020 and December 31, 2019.

Principal payments on the Convertible Notes are as follows for the following years ending December 31 (in thousands):

2020	$-
2021	-
2022	1,474
$1,474

5.    Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of March 31, 2020, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to  the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of March 31, 2020, there were 7,115,473 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2020	3,495,601	$0.46
Options granted	492,580	0.28
Options cancelled/expired	(18,229)	0.28
Balance at March 31, 2020	3,969,952	$0.44
Exercisable, March 31, 2020	3,063,812	$0.47
Vested and expected to vest	3,756,712	$0.44

(b)	Restricted stock awards:

Previously, effective as of January 1, 2018, equity compensation for non-employee director service consisted of the grant of an annual restricted stock unit award that vested over one year, with the number of shares underlying such award being determined by dividing $15,000 by the closing share price on the date of grant (which was the first business day in January in each calendar year); when joining the Board each  non-employee director received an initial restricted stock unit award that vested over one year, with the number of shares underlying such award being determined by dividing $15,000 by our closing stock price on the date of grant (which was the first trading day following the date on which such director was appointed), prorated based on the date on which such director was appointed.

Effective as of January 1, 2020, equity compensation for non-employee director service consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. When joining the Board, each non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option awards described above will be governed by our 2011 Incentive Plan and standard form of stock option grant notice and agreement. A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2020	149,824	$0.33	9.1
Vested	(119,520)	0.25	—
Non-vested restricted stock at March 31, 2020	30,304	$0.66	9.4

We withheld a total of 17,928 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the three months ended March 31, 2020, and the average price paid per share of $0.31 reflects the average market value per share of the shares withheld for tax purposes.

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

At March 31, 2020, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $123,000 to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2020	2019
Type of awards:
Stock options	$36	$32
Restricted stock	5	31
	$41	$63

Income statement account:
Selling and marketing	$9	$15
General and administrative	32	48
	$41	$63

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2020		2019
Expected dividend yield	—		—
Expected stock price volatility	65.4%		67.0%
Risk-free interest rate	2.6%		2.6%
Expected term (in years)	6.0	years	5.6	years
Weighted-average grant date fair-value	$0.17		$0.23

The aggregate intrinsic value of stock options outstanding at March 31, 2020 and 2019 was approximately $1,000 and $1.2 million, respectively, and for options exercisable was $0 and $941,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three months ended March 31, 2020 and 2019.

6.    Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Revenue:
United States	$2,151	$2,234
Canada	624	565
Other countries	17	25
Total revenue	$2,792	$2,824

During each of the three months ended March 31, 2020 and 2019, one and three of our customers represented an aggregate of approximately 22% and 36% of our revenue, respectively.

7.    Subsequent Events

On April 24, 2020, we received loan proceeds of $334,500 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses.  The PPP Loan is evidenced by a promissory note, dated as of April 24, 2020 (the “Note”), between us and HomeStreet Bank (the “Lender”). The Note has a two-year term and bears interest at the rate of 1.0% per annum.  No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

Under the terms of the CARES Act, the principal and accrued interest under the Note is forgivable after eight weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We intend to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although actions taken by us in connection with our previously disclosed restructuring or otherwise could cause some or all of the PPP Loan to be ineligible for forgiveness.  To the extent not forgiven, we will begin to pay principal and interest payments of approximately $19,000 every month following the Deferral Period.

In addition to the PPP loan previously discussed, the CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts and benefits that the CARES Act may have on our business.

On April 16, 2020, our Board approved a restructuring plan that included the termination of nine employees and the furloughing of four employees to be effective on April 17, 2020.  This restructuring was intended to reduce our operating expenses, and we do not anticipate incurring any material charges in connection with such restructuring.

Effective April 6, 2020, Jennifer Cue stepped down as the Company’s Chief Executive Officer, President and Acting Principal Financial Officer.  Effective April 6, 2020, Jamie Colbourne, previously a consultant to the company, was appointed as our Interim Chief Executive Officer and Acting Principal Financial Officer.  Ms. Cue transitioned to a consulting role and will remain on the Board.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2019 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this Report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC, and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K.  These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three months ended March 31,
	2020	% of Revenue	2019	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$2,792	100.0%	$2,824	100.0%
Cost of goods sold	(2,210)	(79.2)%	(2,257)	(79.9)%
Gross profit	582	20.8%	567	20.1%
Selling and marketing expenses	(753)	(27.0)%	(615)	(21.8)%
General and administrative expenses	(708)	(25.4)%	(658)	(23.3)%
Loss from operations	(879)	(31.5)%	(706)	(25.0)%
Interest income	17	0.6%	-	0.0%
Interest expense	(38)	(1.4)%	(89)	(3.2)%
Other income, net	13	0.5%	2	0.1%
Loss before income taxes	(887)	(31.8)%	(793)	(28.1)%
Income tax expense, net	(4)	(0.1)%	(3)	(0.1)%
Net loss	$(891)	(31.9)%	$(796)	(28.2)%
Basic and diluted net loss per share	$(0.01)		$(0.02)

	As of
	March 31, 2020		December 31, 2019
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$6,928		$7,542
Fixed assets, net	153		162
Total assets	10,123		9,852
Long-term liabilities	1,966		1,480
Working capital	7,420		8,395

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

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019

Revenue

For the quarter ended March 31, 2020, revenue remained flat at approximately $2.8 million compared to the same quarter in 2019. During the quarter ended March 31, 2020, fountain and bottled soda revenue increased $110,000 and $82,000, respectively, compared to the same quarter in 2019. These increases for fountain and bottled soda revenue in the quarter ended March 31, 2020 were offset by a decrease in 7-Select revenue of $206,000 compared to the quarter ended March 31, 2019.

For the quarter ended March 31, 2020, trade spend and promotion allowances, which offset revenue, totaled $297,000, an increase of $31,000, or 9.5%, compared to $328,000 for the quarter ended March 31, 2019, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2020, gross profit increased by $15,000, or 2.6%, to $582,000 compared to approximately $567,000 for the quarter ended March 31, 2019 due to lower promotional activity and an increase in fountain revenue, which yields higher gross margins. For the quarter ended March 31, 2020 gross margin increased for the same reasons to 20.8% from 20.1% for the quarter ended March 31, 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2020 were $753,000, an increase of $138,000, or 22.4%, from $615,000 for the quarter ended March 31, 2020. Selling and marketing expenses as a percentage of revenue increased to 27% for the quarter ended March 31, 2020, from 22% in 2019. This increase was due to a significant increase in hiring for our sales and marketing team during the first quarter of 2020. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2020 and 2019, non-cash expenses included in selling and marketing expense (stock compensation and depreciation) were $18,000 and $22,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2020 were $669,000, an increase of $11,000, or 1.7%, compared to $658,000 for the quarter ended March 31, 2019. General and administrative expenses as a percentage of revenue increased to 24% in the quarter ended March 31, 2020 from 23% in 2019. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31, 2020 and 2019, non-cash expenses included in general and administrative expense (stock compensation and depreciation) were $32,000 and $49,000, respectively.

Interest Income

We had $17,000 of interest income for the quarter ended March 31, 2020, compared to $0 for the quarter ended March 31, 2019. This increase is related to the increase in cash during 2019 resulting from financing activities, the proceeds of which were deposited in an interest-bearing money market account.

Interest Expense

We had $38,000 of interest expense for the quarter ended March 31, 2020, compared to $89,000 for the quarter ended March 31, 2019, primarily related to our line of credit balances in 2019. We allowed our line of credit to expire according to its terms in December 2019, thus no interest was owed on the line of credit during the quarter ended March 31, 2020.   The interest expense incurred during the quarter ended March 31, 2020 is non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We had $4,000 and $3,000 of income tax expense for the quarters ended March 31, 2020, and 2019, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2020 was $891,000 compared to net loss of $796,000 for the quarter ended March 31, 2019, primarily due to the increase in sales and marketing expenses incurred in the quarter ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash-equivalents of approximately $4.9 million and working capital of approximately $7.4 million. Net cash used in operations during the three months ended March 31, 2020 totaled approximately $1.0 million compared to $1.1 million used in operations for the same period a year ago. The net decrease in cash used in operations compared to the same period a year ago is primarily due to the timing of payments on accounts payable, partially offset by the increase in net loss for the quarter ended March 31, 2020. We reported a net loss of $891,000 for the three months ended March 31, 2020, compared to a net loss of approximately $796,000 for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.  These conditions raise substantial doubt as to our ability to continue as a going concern.   Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. The condensed consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. There have been no material changes in our critical accounting policies during the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (or Interim Chief

Executive Officer, as the case may be) and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Interim Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Acting Principal Financial Officer concluded that these disclosure controls and procedures were effective as March 31, 2020.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1ARISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, except as set forth below:

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.

Our operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our office, distribution centers or other facilities, or that impact the ability of our customers (including our foodservice customers), consumers, employees, bottlers, contract manufacturers, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. To date, we have not experienced a material disruption to our operations or supply chain, although we can reasonably envision that possibility.

Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products or the closing of restaurants or other locations in which our products are sold. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).

3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013).
10.1	Consulting and Separation Agreement between Jones Soda Co. and Jennifer Cue dated as of April 6, 2020 (Filed herewith).
10.2*	Consulting Agreement between Jones Soda Co. and Jamie Colbourne dated as of April 1, 2020 (Filed herewith).
31.1	Certification by Interim Chief Executive Officer and Acting Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1

Certification by Interim Chief Executive Officer and Acting Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

May 12,  2020

JONES SODA CO. (Registrant)
By:	/s/ Jamie Colbourne
Jamie Colbourne
Interim Chief Executive Officer and Acting Principal Financial Officer (Duly Authorized Signatory)