Form 10-Q
period 2020-06-30
JONES SODA CO
filed 2020-08-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

June 30, 2014
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 24, 2020, there were 61,667,668 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
•

Our ability to effectively adjust and execute our marketing strategies in light of the various closures and event delays caused by the COVID-19 pandemic and the potential adverse impact on demand for our products caused by the COVID-19 pandemic;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,310	$5,969
Accounts receivable, net of allowance of $113 and $44	2,648	1,573
Inventory	1,623	1,788
Prepaid expenses and other current assets	204	310
Total current assets	8,785	9,640
Fixed assets, net of accumulated depreciation of $493 and $484	320	162
Other assets	33	33
Right of use lease asset	522	17
Total assets	$9,660	$9,852
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,005	$554
Lease liability, current portion	98	18
Accrued expenses	711	663
Taxes payable	2	10
Total current liabilities	1,816	1,245
Convertible subordinated notes payable, net	1,359	1,333
Accrued interest expense	191	147
SBA loan	335	-
Lease liability, net of current portion	427	-
Total liabilities	4,128	2,725
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 61,667,668 shares and 61,566,076 shares, respectively	73,846	73,773
Accumulated other comprehensive income	303	342
Accumulated deficit	(68,617)	(66,988)
Total shareholders’ equity	5,532	7,127
Total liabilities and shareholders’ equity	$9,660	$9,852

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$3,098	$3,489	$5,890	$6,313
Cost of goods sold	2,512	2,702	4,722	4,959
Gross profit	586	787	1,168	1,354
Operating expenses:
Selling and marketing	529	638	1,282	1,253
General and administrative	754	550	1,462	1,208
Total operating expenses	1,283	1,188	2,744	2,461
Loss from operations	(697)	(401)	(1,576)	(1,107)
Interest income	4	-	21	-
Interest expense	(38)	(173)	(76)	(262)
Other income, net	1	7	14	9
Loss before income taxes	(730)	(567)	(1,617)	(1,360)
Income tax expense, net	(8)	(9)	(12)	(12)
Net loss	$(738)	$(576)	$(1,629)	$(1,372)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average basic and diluted common shares outstanding	61,667,668	42,394,860	61,666,552	41,996,071

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net loss	$(738)	$(576)	$(1,629)	$(1,372)
Other comprehensive income (loss):
Foreign currency translation adjustment	48	22	(39)	41
Total comprehensive loss	$(690)	$(554)	$(1,668)	$(1,331)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Three months ended June 30, 2019
Balance as of March 31, 2019	42,013,874	$63,415	$315	$(65,006)	$(1,276)
Stock-based compensation	-	26	-	-	26
Common stock issuance on conversion of notes payable	1,875,963	600	-	-	600
Exercise of stock options	65,445	26	-	-	26
Net loss	-	-	-	(576)	(576)
Other comprehensive income	-	-	22	-	22
Balance as of June 30, 2019	43,955,282	$64,067	$337	$(65,582)	$(1,178)

Three months ended June 30, 2020
Balance as of March 31, 2020	61,667,668	$73,811	$255	$(67,879)	$6,187
Stock-based compensation	-	32	-	-	32
Beneficial conversion feature on paid-in-kind interest		3	-	-	3
Net loss	-	-	-	(738)	(738)
Other comprehensive income	-	-	48	-	48
Balance as of June 30, 2020	61,667,668	$73,846	$303	$(68,617)	$5,532

Six months Ended June 30, 2019
Balance as of December 31, 2018	41,464,373	$63,211	$296	$(64,210)	$(703)
Stock-based compensation	111,488	89	-	-	89
Common stock issuance on conversion of notes payable	2,313,976	741	-	-	741
Exercise of stock options	65,445	26	-	-	26
Net loss	-	-	-	(1,372)	(1,372)
Other comprehensive income	-	-	41		41
Balance as of June 30, 2019	43,955,282	$64,067	$337	$(65,582)	$(1,178)

Six months Ended June 30, 2020
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Stock-based compensation	101,592	67	-	-	67
Beneficial conversion feature on paid-in-kind interest		6	-	-	6
Net loss	-	-	-	(1,629)	(1,629)
Other comprehensive loss	-	-	(39)	-	(39)
Balance as of June 30, 2020	61,667,668	$73,846	$303	$(68,617)	$5,532

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,629)	$(1,372)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	53	161
Stock-based compensation	73	89
Change in allowance for doubtful accounts	68	1
Changes in operating assets and liabilities:
Accounts receivable	(1,156)	(1,010)
Inventory	154	(745)
Prepaid expenses and other current assets	73	20
Accounts payable	448	989
Accrued expenses	131	343
Taxes payable	(8)	5
Other liabilities	1	(4)
Net cash used in operating activities	(1,792)	(1,523)
INVESTING ACTIVITIES:
Purchase of fixed assets	(179)	(106)
Net cash used in investing activities	(179)	(106)
FINANCING ACTIVITIES:
Proceeds on line of credit, net of repayments	-	738
Proceeds from exercise of stock options	-	26
Proceeds from PPP SBA loan	335	-
Payment of taxes on RSU withholding	(6)	-
Net cash provided by financing activities	329	764
Net decrease in cash and cash equivalents	(1,642)	(865)
Effect of exchange rate changes on cash	(17)	12
Cash and cash equivalents, beginning of period	5,969	991
Cash and cash equivalents, end of period	$4,310	$138
Supplemental disclosure:
Cash paid during period for:
Interest	$-	$37
Income taxes	12	-
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$741
Recognition of lease liability and right-of-use asset	556	-
Beneficial conversion feature on convertible notes	6	-

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our Subsidiaries. All intercompany transactions between us and our Subsidiaries have been eliminated in consolidation.

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

Going Concern

As of June 30, 2020, we had cash and cash-equivalents of approximately $4.3 million and working capital of approximately $7.0 million. Net cash used in operations during the six months ended June 30, 2020 totaled approximately $1.8 million compared to $1.5 million used in operations for the same period a year ago.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand is not sufficient to enable us to fund operations for twelve months from the date the condensed consolidated financial statements included in this Report are issued.  These conditions raise substantial doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. The condensed consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

Our performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, our contracts have a single performance obligation (delivery of product). We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $22,000 and $13,000 for the three months ended June 30, 2020 and 2019, respectively, and $38,000 and $44,000 for the six months ended June 30, 2020 and 2019, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2020 and 2019, our revenue was reduced by $407,000 and $506,000, respectively, and for the six months ended June 30, 2020 and 2019, by $704,000 and $834,000, respectively, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $113,000 and $44,000 as of June 30, 2020 and December 31, 2019, respectively, were netted against accounts receivable. No impairment losses were recognized as of June 30, 2020 and December 31, 2019. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of June 30, 2020, one customer made up 18% of our outstanding accounts receivable. As of December 31, 2019, two customers made up 26% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the quarters ended June 30, 2020 and 2019, outstanding stock options amounting to 3,592,913 and 3,760,885, shares issuable upon the conversion of the Convertible Notes of 5,233,116 and 7,494,378, unvested restricted stock units of 30,304 and 314,390, and stock warrants of 15,000,000 and zero at June 30, 2020 and 2019, respectively, were anti-dilutive.

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

2.    Inventory

Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$817	$1,120
Raw materials	806	668
	$1,623	$1,788

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended June 30, 2020 and 2019, we recorded obsolete inventory expenses of $62,000 and $10,000, respectively. For the six months ended June 30, 2020 and 2019, we recorded obsolete inventory expenses of $71,000 and $26,000, respectively.

3.    Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the five-year lease was set to expire in February 2020. On February 4, 2020, we amended the lease to continue to occupy the same premises for our headquarters through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at 4%. As of June 30, 2020, this lease had a remaining lease term of 4.67 years.

During the quarters ended June 30, 2020 and 2019, we incurred lease expenses of $42,000 and $32,000, respectively, and during the six months ended June 30, 2020 and 2019, we incurred lease expenses of $79,000 and $65,000, respectively. During the quarters ended June 30, 2020 and 2019, we made cash lease payments of $39,000 and $33,000, respectively, and during the six months ended June 30, 2020 and 2019, we made cash lease payments of $77,000 and $68,000, respectively.  Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows.

As of June 30, 2020, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2020	$59
2021	119
2022	122
2023	126
2024	130
2025	22
Total lease payments	578
Less: imputed interest	(53)
Total remaining lease liability	$525

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

The Convertible Notes are subordinated in right of payment to the prior payment in full of all amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

There were no Convertible Notes converted during the three or six months ended June 30, 2020. During the period from January 1, 2019 through June 30, 2019, Convertible Notes in the aggregate principal amount of $687,500 and related accrued interest were converted into an aggregate of 2,313,976 shares of common stock in accordance with the original terms of the Convertible Notes.  As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $741,000, was credited to common stock and unamortized discounts in an amount equal to $142,000 were recognized as interest expense for the six months ended June 30, 2019.

The fair value of our common stock on March 23, 2018, the initial closing date for the issuance of the Convertible Notes, was $0.36 per share; therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on April 18, 2018, the second closing date for the issuance of the Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. This discount, along with the related closing costs amounting to $137,000, are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $115,000 and $141,000 at June 30, 2020 and December 31, 2019, respectively. The principal balance of notes payable to related parties amounted to $120,000 at June 30, 2020 and December 31, 2019.

Principal payment obligations on the Convertible Notes are as follows for the following years ending December 31 (in thousands):

2020	$-
2021	-
2022	1,474
$1,474

5.    Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of June 30, 2020, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to  the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of June 30, 2020, there were 7,492,512 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2020	3,495,601	$0.46
Options granted	492,580	0.28
Options cancelled/expired	(395,268)	0.55
Balance at June 30, 2020	3,592,913	$0.43
Exercisable, June 30, 2020	2,888,455	$0.44
Vested and expected to vest	3,435,921	$0.43

(b)	Restricted stock awards:

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

Effective as of January 1, 2020, equity compensation for non-employee director service consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. When joining the Board, each non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option awards described above will be governed by the Plan and standard form of stock option grant notice and agreement. A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2020	149,824	$0.33	9.1
Vested	(119,520)	0.25	—
Non-vested restricted stock at June 30, 2020	30,304	$0.66	9.1

We withheld a total of 17,928 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the six months ended June 30, 2020, and the average price paid per share of $0.31 reflects the average market value per share of the shares withheld for tax purposes.

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

At June 30, 2020, we had unrecognized compensation expense related to stock options and non-vested restricted stock of $78,000  to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Type of awards:
Stock options	$27	$23	$63	$55
Restricted stock	5	3	10	34
	$32	$26	$73	$89

Income statement account:
Selling and marketing	$7	10	$16	$25
General and administrative	25	16	57	64
	$32	$26	$73	$89

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2020		2019
Expected dividend yield	—		—
Expected stock price volatility	73.4%		65.4%
Risk-free interest rate	1.4%		2.6%
Expected term (in years)	5.6	years	6.0	years
Weighted-average grant date fair-value	$0.18		$0.17

The aggregate intrinsic value of stock options outstanding at June 30, 2020 and December 31, 2019 was approximately $1,000 and $9,000, respectively, and for options exercisable was $0 and $6,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the six months ended June 30, 2020. There were 65,445 options exercised with an aggregate intrinsic value of $20,000 during the six months ended June 30, 2019.

6.    Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
United States	$2,278	$2,556	$4,429	$4,790
Canada	819	917	1,443	1,482
Other countries	1	16	18	41
Total revenue	$3,098	$3,489	$5,890	$6,313

During the three months ended June 30, 2020 and 2019, two and three of our customers represented an aggregate of approximately 32% and 43% of our revenue, respectively. During the six months ended June 30, 2020 and 2019, one and three of our customers represented an aggregate of approximately 22% and 48% of our revenue, respectively.

7.    Paycheck Protection Program

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

Under the terms of the CARES Act, the principal and accrued interest under the Note is forgivable after 24 weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We intend to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although actions taken by us in connection with our previously disclosed restructuring or otherwise could cause some or all of the PPP Loan to be ineligible for forgiveness.  To the extent not forgiven, we will begin to pay principal and interest payments of approximately $19,000 every month following the Deferral Period. The PPP Loan will be derecognized upon confirmation of forgiveness, or upon repayment of the loan in accordance with the terms.

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

8.    Subsequent Events

On July 27, 2020, the Board retroactively approved a Services and Endorsement Agreement (the “Services Agreement”) with Tony Hawk, Inc. (“THI”) pursuant to which Tony Hawk (“Hawk”) shall provide certain marketing services on behalf of the Company.  The Services Agreement has a term commencing as of June 1, 2020 and terminating as of January 31, 2021.  Pursuant to the Services Agreement, we agreed to pay THI a fee of $100,000 in cash, of which $50,000 was paid upon execution of the Services Agreement in June 2020 and $50,000 will be payable upon delivery of certain promotional content.  In addition, pursuant to the Services Agreement, we agreed to issue to THI that number of shares of our Common Stock as is valued at an aggregate of $25,000 as of the date of issuance, and to donate to The Skatepark Project (“TSP”), an affiliate of Hawk, that number of shares of Common Stock as is valued at an aggregate of $25,000 as of the date of issuance. The issuance of the shares to THI and TSP will be made in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	Three months ended June 30,				Six months ended June 30,
	2020	% of Revenue	2019	% of Revenue	2020	% of Revenue	2019	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$3,098	100.0%	$3,489	100.0%	$5,890	100.0%	$6,313	100.0%
Cost of goods sold	(2,512)	(81.1)%	(2,702)	(77.4)%	(4,722)	(80.2)%	(4,959)	(78.6)%
Gross profit	586	18.9%	787	22.6%	1,168	19.8%	1,354	21.4%
Selling and marketing expenses	(529)	(17.1)%	(638)	(18.3)%	(1,282)	(21.8)%	(1,253)	(19.8)%
General and administrative expenses	(754)	(24.3)%	(550)	(15.8)%	(1,462)	(24.8)%	(1,208)	(19.1)%
Loss from operations	(697)	(22.5)%	(401)	(11.5)%	(1,576)	(26.8)%	(1,107)	(17.5)%
Interest income	4	0.1%	-	0.0%	21	0.4%	-	0.0%
Interest expense	(38)	(1.2)%	(173)	(5.0)%	(76)	(1.3)%	(262)	(4.2)%
Other income, net	1	0.0%	7	0.2%	14	0.2%	9	0.1%
Loss before income taxes	(730)	(23.6)%	(567)	(16.3)%	(1,617)	(27.5)%	(1,360)	(21.5)%
Income tax expense, net	(8)	(0.3)%	(9)	(0.3)%	(12)	(0.2)%	(12)	(0.2)%
Net loss	$(738)	(23.8)%	$(576)	(16.5)%	$(1,629)	(27.7)%	$(1,372)	(21.7)%
Basic and diluted net loss per share	$(0.01)		$(0.01)		$(0.03)		$(0.03)

					As of
					June 30, 2020		December 31, 2019
Balance sheet data:					(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net					$6,958		$7,542
Fixed assets, net					320		162
Total assets					9,660		9,852
Long-term liabilities					2,312		1,480
Working capital					6,969		8,395

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

Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019

Revenue

For the quarter ended June 30, 2020, revenue decreased by approximately $391,000, or 11.2%, to approximately  $3.1 million compared to approximately $3.5 million for the quarter ended June 30, 2019. During the quarter ended June 30, 2020, bottled soda revenue increased approximately  $221,000 compared to the same quarter in 2019. This increase in bottled soda revenue in the quarter ended June 30, 2020 was offset by decreases in 7-Select revenue and fountain revenue of approximately $384,000 and $207,000, respectively, compared to the quarter ended June 30, 2019.

For the quarter ended June 30, 2020, trade spend and promotion allowances, which offset revenue, totaled approximately  $407,000, a decrease of approximately  $99,000, or 19.6%, compared to approximately  $506,000 for the quarter ended June 30, 2019, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended June 30, 2020, gross profit decreased by approximately  $201,000, or 25.5%, to approximately $586,000 compared to approximately $787,000 for the quarter ended June 30, 2019 due to lower revenue during the quarter ended June 30, 2020 as compared to June 30, 2019. For the quarter ended June 30, 2020, gross margin decreased to 18.9% from 22.6% for the quarter ended June 30, 2019. This decrease in gross margin was mainly attributable to the decrease in fountain revenue, which yields higher gross margins, and the liquidation of slow-moving inventory sold at a loss.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2020 were approximately  $529,000, a decrease of approximately  $109,000, or 17.1%, from approximately  $638,000 for the quarter ended June 30, 2019. Selling and marketing expenses as a percentage of revenue decreased to 17.1% in the quarter ended June 30, 2020 from 18.3% in the same period in 2019.  This decrease was due to a reduction in the sales team made during the quarter in order to focus on core markets and products and to preserve cash during the COVID-19 pandemic and related economic downturn. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2020 and 2019, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $17,000 and $25,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2020 were approximately  $754,000, an increase of approximately $204,000, or 37.0%, compared to approximately  $550,000 for the quarter ended June 30, 2019. General and administrative expenses as a percentage of revenue increased to 24.3% in the quarter ended June 30, 2020 from 15.8% in the same period in 2019.  This increase in general and administrative expenses was due to an increase in insurance premiums, Board fees, and consulting expenses. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2020 and 2019, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately  $26,000 and $16,000, respectively.

Interest Income

We had approximately  $4,000 of interest income for the quarter ended June 30, 2020, compared to $0 for the quarter ended June 30, 2019. This increase was related to the increase in cash during 2019 resulting from financing activities, the proceeds of which were deposited in an interest-bearing money market account.

Interest Expense

We had approximately $38,000 of interest expense for the quarter ended June 30, 2020, compared to approximately  $173,000 for the quarter ended June 30, 2019, primarily related to the conversion of Convertible Notes that occurred during the three months ended June 30, 2019 that resulted in a higher amortization of the discount associated with the beneficial conversion feature on the Convertible Notes. Additionally, this decrease was due to interest paid on our line of credit balance in 2019. We allowed our line of credit to expire according to its terms in December 2019, thus no interest was owed on the line of credit during the quarter ended June 30, 2020.  The interest expense incurred during the quarter ended June 30, 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We had approximately  $8,000 and $9,000 of income tax expense for the quarters ended June 30, 2020, and 2019, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2020 was approximately  $738,000 compared to net loss of approximately $576,000 for the quarter ended June 30, 2019, primarily due to the decrease in revenue and the increase in general and administrative expenses incurred in the quarter ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue

For the six months ended June 30, 2020, revenue decreased by approximately  $423,000, or 6.7%, to approximately  $5.9 million compared to approximately $6.3 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, bottled soda revenue increased by approximately  $303,000 compared to the same period in 2019. This increase in bottled soda revenue in the six months ended June 30, 2020 was offset by decreases in 7-Select revenue and fountain revenue of approximately  $590,000 and $98,000, respectively, compared to the six months ended June 30, 2019.

For the six months ended June 30, 2020, trade spend and promotion allowances, which offset revenue, totaled approximately  $704,000, a decrease of approximately $130,000, or 15.6%, compared to approximately $834,000 for the six months ended June 30, 2019, due to the timing of incentive and retailer programs.

Gross Profit

For the six months ended June 30, 2020, gross profit decreased by approximately $186,000, or 13.7%, to approximately  $1.2 million compared to approximately $1.4 million for the six months ended June 30, 2019 due to lower revenue during the six months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020 gross margin decreased to 19.8% from 21.4% for the six months ended June 30, 2019. This decrease in gross margin was mainly attributable to the decrease in fountain revenue, which yields higher gross margins, and the liquidation of slow-moving inventory sold at a loss.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2020 remained flat at approximately $1.3 million compared to the six months ended June 30, 2019.  Selling and marketing expenses initially increased in the six months ended June 30, 2020 due to a significant increase in hiring for our sales and marketing team during the first quarter of 2020 compared to the prior year period. This initial increase was later offset by a  decrease in selling and marketing expenses during the six months ended June 30, 2020 from the subsequent reduction in the sales team made during the second quarter of 2020 in order to focus on core markets and products and to preserve cash during the COVID-19 pandemic and related economic downturn. We will continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2020 and 2019, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $35,000 and $45,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $1.5 million, an increase of approximately  $254,000 or 21.0%, compared to approximately  $1.2 million for the six months ended June 30, 2019. General and administrative expenses as a percentage of revenue increased to 25.0% in the six months ended June 30, 2020 from 19.1%  for the same period in 2019. This increase in general and administrative expenses was due to an increase in insurance premiums, Board fees, and consulting expenses. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2020 and 2019, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately  $58,000 and $64,000, respectively.

Interest Income

We had approximately $21,000 of interest income for the six months ended June 30, 2020, compared to $0 for the six months ended June 30, 2019. This increase was related to the increase in cash during 2019 resulting from financing activities, the proceeds of which were deposited in an interest-bearing money market account.

Interest Expense

We had approximately $76,000 of interest expense for the six months ended June 30, 2020, compared to approximately $262,000 for the six months ended June 30, 2019, primarily related to the conversion of Convertible Notes that occurred during the six months ended June 30, 2019 that resulted in a higher amortization of the discount associated with the beneficial conversion feature on the Convertible Notes. Additionally, this decrease was due to interest paid on our line of credit balance in 2019. We allowed our line of credit to expire according to its terms in December 2019, thus no interest was owed on the line of credit during the six months ended June 30, 2020.  The interest expense incurred during the six months ended June 30, 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We had approximately $12,000 of income tax expense for the six months ended June 30, 2020 and 2019, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the six months ended June 30, 2020 was approximately  $1.6 million compared to net loss of approximately  $1.4 million for the six months ended June 30, 2019, primarily due to the decrease in revenue and the increase in general and administration expenses incurred in the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash-equivalents of approximately $4.3 million and working capital of approximately $7.0 million. Net cash used in operations during the six months ended June 30, 2020 totaled approximately $1.8 million compared to approximately $1.5 million used in operations for the same period a year ago. The net increase in cash used in operations compared to the same period a year ago was primarily due to the timing of receipts on accounts receivable and the increase in net loss for the six months ended June 30, 2020.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs.  Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the condensed consolidated financial statements included in this Report are issued.  These conditions raise substantial doubt as to our ability to continue as a going concern.   Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital, may reduce demand for our products, and may negatively impact our supply chain. The condensed consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed consolidated financial statements.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. There have been no material changes in our critical accounting policies during the three months ended June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (or Interim Chief Executive Officer, as the case may be) and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Interim Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Acting Principal Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended  June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1ARISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:

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

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of Jones Soda Co. (previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001).

3.2

Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

31.1

Certification of Interim Chief Executive Officer and Acting Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Interim Chief Executive Officer and Acting Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.1

Promissory Note, dated April 24, 2020, by and between Jones Soda Co. and HomeStreet Bank N.A. (Previously filed with, and incorporated herein by reference, to Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2020)

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

August 11, 2020

JONES SODA CO. (Registrant)
By:	/s/ Jamie Colbourne
Jamie Colbourne
Interim Chief Executive Officer and Acting Principal Financial Officer (Duly Authorized Signatory)