Form 10-K
period 2020-12-31
JONES SODA CO
filed 2021-03-24
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11,676,013 using the closing price on that day of $0.20.

As of February 26, 2021, there were 64,360,806 shares of the registrant's common stock issued and outstanding.

Documents Incorporated By Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to effectively utilize the proceeds from our 2019 financing from Heavenly Rx;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

●

Our ability to effectively adjust and execute our marketing strategies in light of the various closures and event delays caused by the COVID-19 pandemic and the potential adverse impact on demand for our products caused by the COVID-19 pandemic;

●

Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally, including in the fountain business, particularly from other major beverage companies;

●	Entrance into and increased focus on the craft beverage segment by other major beverage companies;

●

Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages (including the imposition of taxes);

●	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

●	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls;

●

Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

●	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

●

Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

●

Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, potential shortages of glass in the supply chain and the impact of the COVID-19 pandemic;

●	Our ability to develop and commercialize CBD-infused beverages and comply with laws and regulations governing cannabis, hemp, or related products;

●	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

●	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

●	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;

●	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

●	Our ability to comply with the many regulations to which our business is subject;

●	Our ability to maintain an effective information technology infrastructure;

●	Fluctuations in fuel and freight costs;

●	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

●	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations, including the COVID-19 pandemic;

●	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

●

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46

PART III**
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accounting Fees and Services	48

PART IV
Item 15.	Exhibits and Financial Statement Schedules	48
Item 16.	Form 10-K Summary	48
SIGNATURES		51

**

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the registrant's definitive proxy statement relating to its 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

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

Jones Soda Products

Our strategy is to continue to focus on our core brand, Jones Soda, while also investing in additional initiatives, including fountain and Lemoncocco. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with every label featuring a photo sent to us by our consumers. We also sell Jones Soda on fountain, utilizing consumer photos on the fountain equipment and cups. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Additionally, we release various label campaigns that celebrate our consumers and the positive impact such consumers have on the world; for example in 2020, we released our “Messages of Hope” labels that convey the spirit of resilience that has emerged during the COVID-19 pandemic, featuring photographs such as a rainbow mural thanking essential workers and chalk art proclaiming that “We’re All In This Together.” Equally differentiating are the distinctive names of our products such as FuFu Berry, and the fact that our products are made from high quality ingredients, including pure cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.

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

Co-Brand and Private Label Products

From time to time, when opportunities meet our required financial and operational metrics, we utilize our industry expertise to provide private label products for customers.

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses the carbonated soft drinks (CSD) segment. According to June 2020 special issue of Beverage Digest, during 2019, the CSD continued to grow with an increase of 3.5% as a result of raising prices, which was more than 3.3% gain achieved in 2018. Within the CSD segment are craft and premium sodas, which provide consumers with unique premium alternatives to the large corporate brands and is where our Jones Soda line competes. According to Industry Arc, the craft soda market is projected to grow at a compounded annual growth rate of 4.99% during the forecast period of 2020 - 2025 and reach $711.3 million by the year 2025. In the United States, craft and premium sodas are typically distributed through the grocery, drug, mass, club, convenience, independent account and online sales channels.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada; and

●	Increase distribution of Lemoncocco in the United States and Canada.

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

For the year ended December 31, 2020, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 24% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Sales

Our products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2020, sales in the United States represented approximately 71% of total sales, while sales in Canada represented approximately 28% (primarily through our distributor relationship with Lassonde), and we had approximately 1% in other international sales.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including skateboarding, BMX biking, snowboarding and skiing. This includes the utilization of a fully branded Jones recreational vehicle with “The People’s Craft Soda” stated on the side that has proven to attract attention and promote our brand. We used this recreational vehicle in 2020 when legendary skateboarder Tony Hawk partnered with us by taking a 10-day tour with his family that included stops at a bison ranch, various national parks, and multiple skateparks. Along the way, Tony Hawk created photo and video content showcasing his family’s adventures that will be featured on both Hawk’s and Jones’ social media channels. In addition, we have a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands.

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

Point of Sale and Consumer Awareness

We use point-of-sale materials such as posters, stickers, hats and T-shirts to create and increase consumer awareness of our proprietary products and brands. In response to consumer demand, we also sell our products and our wearables on our website. In selected cities, we participate at a “grassroots” level at certain community and sporting events in an attempt to create and increase brand awareness and loyalty. As noted above, we use recreational vehicles, vans and independent distributor vehicles painted with the Jones colors and logos to create consumer awareness and enthusiasm at these events and to assist distributors as they open new retail accounts and markets.

From time to time, we partner with companies that will manufacture Jones-related products that we feel extend and enhance our Jones brand. We currently have a licensing arrangement with a third party to manufacture and distribute Jones Soda Flavor Booster hard candy. In addition to these marketing techniques, we also pursue cross-promotional campaigns with other companies.

Events

In addition to all of the above marketing efforts, we are also investing in various events that are in alignment with our brand demographic. We invest in skateboarding events and partner with like-minded companies that we believe maintain a similar connection to our core demographic. At these events, we are able to display our logo and participate in sampling activities where we encourage the tasting of our products to encourage purchases of our brand at retail establishments where our products are sold. We anticipate investing in more of these events as we focus on marketing efforts in support of our core brand, Jones Soda, subject to any ongoing restrictions that may be imposed by the COVID-19 pandemic.

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

We believe that in addition to creating new brands, we need to continuously improve our core product line, Jones Soda as consumer tastes continue to change. We intend that each new flavor of Jones Soda that we introduce will be made with less sugar and no artificial colors or flavors. In 2019 we introduced in the Canadian market a new watermelon flavor of Jones which had these characteristics. In addition, we continue to re-formulate and re-introduce lower calorie content versions of each of our existing flavors of Jones Soda as and when we believe we have created an acceptable replacement that will appeal to existing customers and attract new customers.

In addition to the above extensions to the Jones Soda brand, we have created and launched a new brand with its own separate identity from the Jones Soda brand, Lemoncocco®. We believe that Lemoncocco represents a new category in the non-carbonated beverage industry and that developing a separate all-natural beverage brand is an important opportunity for our company.

Competition

The beverage industry is highly competitive. Principal methods of competition in the beverage industry include:

●	brand name and image;

●	distribution;

●	shelf-management;

●	licensing;

●	price;

●	labeling and packaging;

●	advertising;

●	product quality and taste;

●	trade and consumer promotions; and

●	development of new brands, products and product extensions.

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

Employees

As of the date of this Report, we have 21 employees, all of which are full-time, one of which is located in Canada. Of our 21 employees, 10 are employed in sales and marketing capacities, 5 are employed in administrative capacities and 6 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

●	Audit Committee Charter

●	Compensation and Governance Committee Charter

●	Nominating Committee Charter

●	Code of Conduct applicable to all directors, officers and employees of Jones Soda Co.

●	Code of Ethics for our CEO and senior financial officers.

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 66 South Hanford Street, Suite 150, Seattle, Washington 98134.

Executive Officers

Mark Murray, President and Chief Executive Officer

Eric Chastain, Chief Operating Officer and Corporate Secretary

Joe Culp, Controller, Principal Accounting Officer and Principal Financial Officer

Directors

Jamie Colbourne, Chairman

Jeffrey D. Anderson

Michael M. Fleming

Paul Norman

Clive Sirkin

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities and expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. We incurred a net loss of $3.0 million for the year ended December 31, 2020. Our accumulated deficit increased to $70.0 million as of December 31, 2020 compared to the prior year’s deficit of $67.0 million.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may continue to generate operating losses for the foreseeable future. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

On July 11, 2019, we entered into a securities purchase agreement with Heavenly Rx Ltd. (Heavenly Rx) pursuant to which we sold certain securities to Heavenly Rx for an aggregate purchase price of $9,000,000 in cash. We intend to continue to use the proceeds for general working capital and other purposes, including sales and marketing, product development and capital expenditures for its legacy business and new business initiatives. However, if we are unable to effectively utilize the proceeds of this financing, our financial condition and results of operations may suffer.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended December 31, 2020 were prepared under the assumption that we would continue our operations as a going concern, as disclosed in Note 1 to the Financial Statements, we have concluded that substantial doubt exists as to our ability to continue as a going concern.  Further, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities and expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. These prior losses and possible future losses have had, and may continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

Risk Factors Relating to Our Brand and Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market, trendy, young consumers looking for a distinctive tonality in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. In addition, we may not be able to effectively execute our marketing strategies in light of the various closures and event cancellations caused by the COVID-19 pandemic. Any failure of our Jones Soda brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy the changing preferences of consumers will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for certain products as a result of the COVID-19 pandemic. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

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

As of December 31, 2020, approximately forty states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp and cannabis industries will be dependent upon new legislative authorization of industrial hemp and cannabis at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp and cannabis industries is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp and cannabis, which could negatively impact our business and financial results.  In addition, the manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. The FDA regulates our products to ensure that the products are not adulterated or misbranded. In particular, we would be subject to regulation by the federal government and other state and local agencies as a result of the development and commercialization of cannabidiol (CBD) products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our business, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and its financial results.

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

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brands and products in a particular distribution area;

●	our ability to price our products at levels competitive with those of competing products; and

●	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

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

For the year ended December 31, 2020, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 24% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors (such as Lassonde) or national accounts would have a material adverse effect on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and national partners, may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

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

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 pandemic, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2021 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and the COVID-19 pandemic, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

Recently, we have experienced significant changes in our key personnel, especially on our executive team, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, management transition periods are often difficult as the new employees gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

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

If we lose the services of our Chief Executive Officer or Chief Operating Operator, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of Mark Murray, who we hired as our Chief Executive Officer in December 2020, and on the continued services of Eric Chastain, our Chief Operating Officer, who was appointed as our Chief Operating Officer effective June 2014 and has been with the Company for nearly 20 years. If we were to lose the services of Mr. Murray or Mr. Chastain, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest they might leave us.

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

●

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

●

Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

●	Our ability to maintain, develop and expand our direct-to-retail sales channels and national retail accounts, as well as our “myJones” business;

●

Our ability to manage our resources to sufficiently support general operating activities, promotion allowances and slotting fees, promotion and selling activities, and capital expansion, and our ability to sustain profitability;

●

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, such as Lemoncocco and our fountain products; and

●	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

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

Throughout 2020, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. As of March 11, 2021, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.80 (compared to $0.78 as of December 31, 2020 and $0.77 as of December 31, 2019). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in valuation of our deferred tax assets and liabilities;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

●	changes in availability of tax credits, tax holidays, and tax deductions;

●	changes in share-based compensation; and

●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In December 2017, the President signed into law legislation that significantly revised the Internal Revenue Code. In addition, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law.  The December 2017 law, as modified by the CARES Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for tax years beginning in 2021, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax laws remain uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax laws. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by the COVID-19 pandemic and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19 pandemic, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 pandemic. The current closures of restaurants and independent accounts will negatively affect our revenues and cash flows with respect to our fountain business, which comprised approximately 5% and 9% of our revenues in 2020 and 2019, respectively. Although retail locations and restaurants have begun to reopen following the closures imposed as a result of the COVID-19 pandemic, such establishments are required to comply with certain COVID-19 protocols and their future prospects remain unknown at this time; any decrease in business at these types of locations would adversely impact our business and financial condition.

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

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, including the effects of the COVID-19 pandemic, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

As noted above, during the first half of 2018, we issued an aggregate principal amount of $2,920,000 of our Convertible Notes to certain institutional and individual accredited investors, including our chief executive officer. The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity. The holders can convert the Convertible Notes at any time during the term into a number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on the Convertible Note by (ii) $0.32 (the “Conversion Price”). As of December 31, 2020, Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into 4,868,079 shares of common stock in accordance with the original terms of the Convertible Notes. The Conversion Price is subject to broad based, weighted average antidilution protection in the event that we issue shares of capital stock or equity equivalents at a price that is less than $0.32 per shares prior to the conversion of the Convertible Notes. Conversion of the Convertible Notes to common stock at any time between their issuance and maturity could be substantially dilutive to our shareholders.

Subsequent to December 31, 2020, Convertible Notes in the aggregate principal amount of $650,000 and related accrued interest were converted into 2,385,058 shares of common stock in accordance with the original terms of the Convertible Notes.

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

As described above, certain provisions of Washington law restrict the ability of shareholders owning 10% or more of our outstanding voting stock from merging or combining with us. In connection with our strategic financing with Heavenly Rx, effective as of July 11, 2019, our board of directors approved, solely for purposes of RCW 23B.19.040(1)(a)(ii), any future purchase of shares of our common stock by Heavenly Rx which results in Heavenly Rx becoming an “acquiring person” as defined in RCW 23B.19.020(1) (defined as beneficially owning in the aggregate total outstanding shares of common stock comprising 10% or more of the voting power of the company). As a result, Heavenly Rx has the ability to acquire shares of our common stock in the future without being subject to the anti-takeover restrictions provided by Washington law. Subject to the standstill agreement entered into by Heavenly Rx in connection with our strategic financing, which imposes certain restrictions on the ability of Heavenly Rx to acquire any of our securities until July 11, 2021, this prior board approval could enable Heavenly Rx to purchase additional shares of our common stock without being required to seek approval from our board of directors, which could limit the board’s ability to negotiate the business terms with Heavenly Rx and adversely impact our ability to receive higher bids from other acquirers and obtain the best price for the shareholders.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. We believe this retail/office space shall be sufficient for our purposes for the foreseeable future.

We do not own real property.

ITEM 3.         LEGAL PROCEEDINGS.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace under the symbol “JSDA.”

Holders

As of March 9, 2021, there were 64,360,806 shares of common stock issued and outstanding, held by approximately 226 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 8, 2021 was $ 0.53.

ITEM 6.         SELECTED FINANCIAL DATA.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada; and

●	Increase distribution of Lemoncocco in the United States and Canada.

In addition, we intend to pursue the development of new extensions to Jones products, including the potential commercialization of cannabidiol (CBD)-infused beverages.

Results of Operations

Years Ended December 31, 2020 and 2019

Revenue

For the year ended December 31, 2020, revenue was approximately $11.9 million, an increase of $387,000, or 3.4%, from approximately $11.5 million in revenue for the year ended December 31, 2019. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. For the year ended December 31, 2020, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.6 million, a decrease of approximately $114,000, or 6.5%, from approximately $1.7 million in 2019.

During 2020 and 2019, the percentage of our revenues generated in Canada was 28% and 24%, respectively.

Gross Profit

	Year Ended December 31,
	2020	2019	% Change
	(Dollars In thousands)
Gross Profit	$2,679	$2,383	12.4%
% of Revenue	22.5%	20.7%

For the year ended December 31, 2020, gross profit increased by $296,000, or 12.4%, to approximately $2.7 million compared to approximately $2.4 million for the year ended December 31, 2019, driven primarily by higher revenue during the year ended December 31, 2020 as compared to the year ended December 31, 2019 and more effective management over promotional allowance and slotting fees. For the year ended December 31, 2020, gross margin increased to 22.5% from 20.7% for the year ended December 31, 2019, due primarily to the decrease in trade spend and promotional allowances for the year ended December 31, 2020 in comparison to the year ended December 31, 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 were approximately $2.6 million, an increase of $132,000, or 5.4%, from approximately $2.4 million for the year ended December 31, 2019. Selling and marketing expenses as a percentage of revenue increased to 21.7% for the year ended December 31, 2020 from 21.3% in 2019. This increase was primarily a result of increased social and digital marketing expenditures incurred during the year in an effort to expand customer engagement. We will continue to balance selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were approximately $2.9 million, an increase of $640,000, or 28%, compared to approximately $2.3 million for the year ended December 31, 2019. The increase was primarily due to an increase in insurance premiums, board fees, and consulting expenses. General and administrative expenses as a percentage of revenue increased to 24.6% for the year ended December 31, 2020 from 19.9% in 2019. We will continue to balance general and administrative expenses with our working capital resources.

Interest Expense

We incurred $151,000 of interest expense for the year ended December 31, 2020 compared to $442,000 for the year ended December 31, 2019. This decrease was related to the conversion of Convertible Notes that occurred during the year ended December 31, 2019 that resulted in a higher amortization of the discount associated with the beneficial conversion feature on the Convertible Notes. Additionally, this decrease was also due to interest we paid on our line of credit balance in 2019, which we were not required to pay in 2020. Specifically, we allowed our line of credit to expire according to its terms in December 2019 and thus no interest was owed on the line of credit during the year ended December 31, 2020. The interest expense incurred during the year ended December 31, 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes. For the years ended December 31, 2020 and 2019, cash paid for interest was $0 and $45,000, respectively, and was primarily related to our line of credit, which expired by its terms in December 2019.

Interest Income

We earned approximately $24,000 of interest income for the year ended December 31, 2020, compared to $50,000 for the year ended December 31, 2019. We experienced an increase in cash during July 2019 resulting from financing activities, the proceeds of which were deposited in an interest-bearing money market account and earned $50,000 of interest during 2019. For the year ended December 31, 2020, the interest rates associated with this money market account decreased significantly, resulting in $24,000 of interest income for the year ended December 31, 2020.

Income Tax Expense

We had income tax expense of $27,000 for the year ended December 31, 2020 compared to $29,000 for 2019, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2020 increased to approximately $3.0 million from a net loss of $2.8 million for the year ended December 31, 2019. The increase in net loss was primarily due to the increased general and administrative expenses incurred during the year ended December 31, 2020, as described above, in comparison to the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash and cash-equivalents of approximately $4.6 million and $6.0 million, respectively, and working capital of approximately $5.8 million and $8.4 million, respectively. Net cash used in operations during fiscal years 2020 and 2019 totaled approximately $1.5 million and $3.3 million, respectively. Net cash used in operations decreased primarily due to the timing of receivables and payables. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2020, net cash provided by financing activities totaled approximately $329,000 due to the loan proceeds of approximately $335,000 under the Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act. For the year ended December 31, 2019, net cash provided by financing activities totaled approximately $8.4 million as a result of the proceeds from our July 2019 private placement whereby we sold certain securities to Heavenly Rx for an aggregate purchase price of $9,000,000 in cash. We incurred a net loss of approximately $3.0 million for the year ended December 31, 2020 compared to a net loss of approximately $2.8 million for the year ended December 31, 2019. Our accumulated deficit increased to $70.0 million as of December 31, 2020 compared to an accumulated deficit of $67.0 million as of December 31, 2019.

We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued. These conditions raise doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

During 2020 and 2019, we received $0 and $28,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We only apply the five-step model (as described in Note 1 to the Consolidated Financial Statements of this Report) to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Soda Co. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method for accounting for leases during the year ended December 31, 2019 due to the adoption of Topic 842: Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Promotional Allowances

As described in Note 1 to the Company’s consolidated financial statements, the Company’s revenue is recorded net of promotional allowances which includes discounts, slotting fees, and other allowances offered to customers. The recognition of these promotional allowances requires the Company to make estimates regarding the volume of sales, cost of the promotional allowances, and amount of the promotional allowances that are expected to be redeemed. These estimates are made using various information including historical and forecasted data.

We identified the estimation of promotional allowances as a critical audit matter. In estimating the promotional allowances, management’s estimates include (i) determining the completeness of the various promotional allowances with customers and the forecasted sales volume for the period, and (ii) assessing the amount of promotional allowances that are expected to be redeemed subsequent to period end. Auditing of this estimate involved especially challenging auditor judgment and additional audit effort due to the varying terms of the promotional allowances and the uncertainty of the timing and utilization of the promotional allowances.

The primary procedures we performed to address this critical audit matter included:

●

Assessing management’s judgments and assumptions included in the estimation of the liability for promotional allowances by: (i) analyzing the customer base and historical promotional allowances offered to customers, and (ii) testing a sample of transactions with historical promotional offer redemptions.

●

Testing the completeness and accuracy of the estimate by: (i) reperforming calculations and agreeing to historical data, (ii) comparing the estimate to the revenue for the current period and current promotional offer redemptions to historical estimates, and (iii) comparing to actual promotional allowances applied subsequent to year end to the promotional allowance estimated as of year end.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington

March 24, 2021

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,614	$5,969
Accounts receivable, net of allowance of $93 and $44	1,581	1,573
Inventory	1,856	1,788
Prepaid expenses and other current assets	193	310
Total current assets	8,244	9,640
Fixed assets, net of accumulated depreciation of $554 and $484	305	162
Other assets	33	33
Right of use lease asset	471	17
Total assets	$9,053	$9,852
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,385	$554
Lease liability, current portion	102	18
Accrued expenses	853	663
Taxes payable	6	10
Current portion of SBA Loan	140	-
Total current liabilities	2,486	1,245
Convertible subordinated notes payable, net	1,386	1,333
Accrued interest expense	232	147
SBA loan, net of current portion	195	-
Lease liability, net of current portion	375	-
Total liabilities	4,674	2,725
Shareholders’ equity (deficit):
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 61,975,748 shares and 61,566,076 shares, respectively	73,953	73,773
Accumulated other comprehensive income	411	342
Accumulated deficit	(69,985)	(66,988)
Total shareholders’ equity	4,379	7,127
Total liabilities and shareholders’ equity	$9,053	$9,852

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(In thousands, except share data)
Revenue	$11,895	$11,508
Cost of goods sold	9,216	9,125
Gross profit	2,679	2,383
Operating expenses:
Selling and marketing	2,579	2,447
General and administrative	2,928	2,288
Total operating expenses	5,507	4,735
Loss from operations	(2,828)	(2,352)
Interest income	24	50
Interest expense	(151)	(442)
Other expense, net	(15)	(5)
Loss before income taxes	(2,970)	(2,749)
Income tax expense, net	(27)	(29)
Net loss	$(2,997)	$(2,778)

Net loss per share - basic and diluted	$(0.05)	$(0.05)
Weighted average basic and diluted common shares outstanding	61,792,285	51,109,086

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
	(In thousands)
Net loss	$(2,997)	$(2,778)
Other comprehensive income:
Foreign currency translation adjustment	69	46
Total comprehensive loss	$(2,928)	$(2,732)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2020 and 2019

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(In thousands, except share data)

Balance as of December 31, 2018	41,464,373	$63,211	$296	$(64,210)	$(703)
Share-based payment activity	163,179	141	-	-	141
Common stock issuance on conversion of notes payable	4,868,079	1,558	-	-	1,558
Common stock and warrants issued, net of offering costs of $183	15,000,000	8,817	-	-	8,817
Exercise of stock options	70,445	28	-	-	28
Beneficial conversion feature on paid-in-kind interest	-	18	-	-	18
Net loss	-	-	-	(2,778)	(2,778)
Other comprehensive income	-	-	46	-	46
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Share-based payment activity	409,672	168	-	-	168
Beneficial conversion feature on paid-in-kind interest		12	-	-	12
Net loss	-	-	-	(2,997)	(2,997)
Other comprehensive income	-	-	69	-	69
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,997)	$(2,778)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	136	316
Stock-based compensation	174	141
Change in allowance for doubtful accounts	49	4
Changes in operating assets and liabilities:
Accounts receivable	(46)	(202)
Inventory	(63)	(430)
Prepaid expenses and other current assets	83	(30)
Accounts payable	824	(508)
Accrued expenses	307	139
Taxes payable	(4)	11
Other liabilities	5	(7)
Net cash used in operating activities	(1,532)	(3,344)
INVESTING ACTIVITIES:
Purchase of fixed assets	(214)	(121)
Net cash used in investing activities	(214)	(121)
FINANCING ACTIVITIES:
Repayments on line of credit, net of proceeds	-	(428)
Proceeds from exercise of stock options	-	28
Proceeds from issuance of common stock and warrants, net	-	8,817
Proceeds from PPP SBA loan	335	-
Payment of taxes on RSU withholding	(6)	-
Net cash provided by financing activities	329	8,417
Net decrease in cash and cash equivalents	(1,417)	4,952
Effect of exchange rate changes on cash	62	26
Cash and cash equivalents, beginning of period	5,969	991
Cash and cash equivalents, end of period	$4,614	$5,969
Supplemental disclosure:
Cash paid during period for:
Interest	$-	$45
Income taxes	22	18
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$1,558
Recognition of lease liability and right-of-use asset	556	-
Beneficial conversion feature on convertible notes	12	18

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Liquidity

As of December 31, 2020 and 2019, we had cash and cash-equivalents of approximately $4.6 million and $6.0 million, respectively, and working capital of approximately $5.8 million and $8.4 million, respectively. Net cash used in operations during fiscal years 2020 and 2019 totaled approximately $1.5 million and $3.3 million, respectively.

The Company has experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern.

We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued. These conditions raise doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in our best interest and in the best interest of our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible. The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liability commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern within one year after the date these consolidated financials were issued.

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

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. During the first half of 2018, we issued an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”). The fair value remaining of Convertible Notes outstanding was approximately $1,483,000 and $1,437,000 as of December 31, 2020 and 2019, respectively. The fair value of Convertible Notes was estimated using a discounted cash flow analysis based on current market interest rates, which represent level 2 inputs in the fair value hierarchy.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of approximately $93,000 and $44,000 as of December 31, 2020 and 2019, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2020	2019
Balance, beginning of year	$44	$40
Net charges to bad debt expense	95	48
Write-offs	(46)	(44)
Balance, end of year	$93	$44

As of December 31, 2020, one customer made up 18% of our outstanding accounts receivable. As of December 31, 2019, two customers made up 26% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $5,000 and $9,000 as of December 31, 2020 and 2019, respectively.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction gains were $22,000 and $4,000 for 2020 and 2019, respectively.

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

See Note 11, Segment information, for information on revenue disaggregated by geographic area.

Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (delivery of product). The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $70,000 and $71,000 for the years ended December 31, 2020 and 2019, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended December 31, 2020 and 2019, our revenue was reduced by approximately $1.6 million and $1.7 million, respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the consolidated balance sheets.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2020 and 2019, we incurred advertising costs of $557,000 and $518,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2020 or 2019.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2020 and 2019, outstanding stock options amounting to 3,589,783 and 3,495,601, shares issuable upon the conversion of the Convertible Notes of 5,372,440 and 5,095,308, unvested restricted stock units of zero and 149,824, and stock warrants of zero and 15,000,000 at December 31, 2020 and 2019, respectively, were anti-dilutive.

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

Recent accounting guidance

In August, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact ASU 2020-06 could have on its consolidated financial statements.

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

2.          Inventory

Inventory consisted of the following as of December 31 (in thousands):

	December 31, 2020	December 31, 2019
Finished goods	$1,142	$1,120
Raw materials	714	668
	$1,856	$1,788

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.          Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2020	2019
Vehicles	$525	$367
Leasehold improvements and equipment	146	154
Office and computer equipment	188	125
	859	646
Accumulated depreciation	(554)	(484)
	$305	$162

4.          Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2020	2019
Employee benefits	$86	$87
Selling and marketing	187	257
Other accruals	580	319
	$853	$663

5.          Convertible Subordinated Notes Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors and our management team, and other individual investors.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity on March 23, 2022, and April 18, 2022. The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During 2020, no Convertible Notes were converted. During 2019, Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into 4,868,079 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $1,558,000, was credited to common stock and unamortized discounts in an amount equal to $262,000 were recognized as interest expense during 2019. There were additional conversions of the Convertible Notes subsequent to December 31, 2020. See Note 13 below.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the Convertible Notes was $0.36 per share, therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $88,000 and $141,000 at December 31, 2020 and 2019, respectively. The principal balance of notes payable to related parties amounted to $120,000 at December 31, 2020 and 2019.

Principal payments are as follows for the years ending December 31 (in thousands):

2021	$-
2022	1,474
$1,474

6.          Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of December 31, 2020, this lease had a remaining lease term of 4.17 years.

During the years ended December 31, 2020 and 2019, we incurred rental expenses of $162,000 and $133,000 respectively. During the years ended December 31, 2020 and 2019, we made cash payments of $158,000 and $139,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the consolidated statements of cash flows. Under the lease amendment, the annual payments excluding management fees and other operations expenses will be as follows (in thousands):

2021	$119
2022	122
2023	126
2024	130
2025	22
Total lease payments	519
Less: imputed interest	(42)
Total remaining lease liability	$477

On January 1, 2019, the Company adopted Topic 842: Leases, which requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheets.  Upon adoption, the Company recorded a lease liability and right-of-use asset of $124,000 and $116,000, respectively, on the consolidated balance sheet as of January 1, 2019. The adoption of ASC Topic 842 did not have a material impact on either the consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

7.         Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. Effective January 1, 2021, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted at the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25.0% cliff vesting one year from the grant date and monthly thereafter. As of December 31, 2020, there were 6,972,192 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2020	3,495,601	$0.46
Options granted	1,329,450	0.21
Options cancelled/expired	(1,235,268)	0.49
Balance at December 31, 2020	3,589,783	$0.36
Exercisable, December 31, 2020	2,544,290	$0.40
Vested and expected to vest	3,310,406	$0.37

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2020:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.15 to $0.50	3,310,033	6.88	$0.33	2,264,540	5.79	$0.36
$0.51 to $1.09	244,750	4.49	0.69	244,750	4.49	0.69
$1.10 to $2.99	35,000	0.33	1.23	35,000	0.33	1.23
	3,589,783	6.66	0.36	2,544,290	5.59	0.40

(b)	Restricted stock awards:

Prior to December 31, 2019, equity compensation for non-employee director service consisted of an annual restricted stock unit award that vested over one year, with the number of shares underlying such award being determined by dividing $15,000 by the closing share price on the date of grant (which was the first business day in January in each calendar year); when joining the Board each non-employee director received an initial restricted stock unit award that vested over one year, the number of shares underlying such award being determined by dividing $15,000 by the Company’s closing stock price on the date of grant (which was the first trading day following the date on which such director was appointed), prorated based on the date on which such director was appointed.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2020	149,824	$0.33	9.1
Vested	(149,824)	0.33	—
Non-vested restricted stock at December 31, 2020	—	$—	—

We withheld a total of 17,928 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the period ending December 31, 2020, and the average price paid per share of $0.31 reflects the average market value per share of the shares withheld for tax purposes.

Commencing as of January 1, 2020, equity compensation for non-employee director service consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by the closing stock price (as quoted on the OTCQB marketplace) on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant. When joining our board of directors, each non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant.

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

At December 31, 2020, we had unrecognized compensation expense related to stock options and non-vested stock of $76,000 to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019
Type of awards:
Stock options	$162	$101
Restricted stock	12	40
	$174	$141

Income statement account:
Selling and marketing	$65	$45
General and administrative	109	96
	$174	$141

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2020	2019
Expected dividend yield	—	—
Expected stock price volatility	72.9%	67.0%
Risk-free interest rate	0.8%	2.2%
Expected term (in years)	5.6	6.0
Weighted-average grant date fair-value	$0.13	$0.20

During the year ended December 31, 2020, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2020 and 2019 was $51,000 and $9,000, respectively and for options exercisable was $20,000 and $6,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2020 and 2019 was zero and $21,000, respectively. During the years ended December 31, 2020 and 2019, there were zero and 70,445 options exercised, respectively. The Company’s policy is to issue new shares upon exercise of options.

(d)	Equity financing:

On July 11, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Heavenly Rx Ltd. (the “Investor”) pursuant to which the Company sold to the Investor in a private placement (the “Financing”): (a) 15,000,000 shares (the “Shares”) of common stock and (b) a warrant to purchase up to an additional 15,000,000 shares of common stock (the “Warrant”). The aggregate purchase price for the Shares and the Warrant was $9,000,000 in cash, which was paid to the Company at the closing of the purchase and sale on July 11, 2019, and is presented net of offering costs of $183,000. The Company continues to use the proceeds for general working capital and other purposes, including sales and marketing, product development and capital expenditures for its legacy business and new business initiatives. The Warrant expired on July 11, 2020 in accordance with its terms.

The relative fair value of the net proceeds allocated to the common stock was estimated to be $6,782,000. The relative fair value of the net proceeds allocated to the Warrant was estimated to be $2,035,000 as determined based on the relative fair value allocation of the proceeds received. The Warrant was valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $0.517 per share; estimated volatility – 108.21%; 1-year risk free interest rate – 1.97%; expected dividend rate - 0% and expected life - 1 year.

(e)	Services and Endorsement Agreement:

On July 27, 2020, the Board of Directors of  the Company approved a Services and Endorsement Agreement (the “Services Agreement”) with Tony Hawk, Inc. (“THI”) pursuant to which Tony Hawk (“Hawk”) shall provide certain marketing services on behalf of the Company.  The Services Agreement has a term commencing as of June 1, 2020 and terminating as of January 31, 2021.  Pursuant to the Services Agreement, the Company agreed to issue to THI that number of shares of the Company’s Common Stock as is valued at an aggregate of $25,000 as of the date of issuance, and to issue to The Skatepark Project (“TSP”), an affiliate of Hawk, that number of shares of Common Stock as is valued at an aggregate of $25,000 as of the date of issuance. This issuance resulted in 138,888 shares to THI and 138,888 shares to TSP, for a total issuance of 277,776 shares.

8.         Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make and have not made any contributions to the 401(k) plan during the years ended December 31, 2020 and 2019.

9.         Commitments and Contingencies

Commitments

As of December 31, 2020, we continue to have commitments to various suppliers of raw materials (primarily sugar and glass). Purchase obligations under these commitments are expected to total $367,000 in 2021, with no current commitments thereafter.

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

10.          Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2020	2019
Current
State	$6	$5
Foreign	21	24
Provision for income taxes	$27	$29

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2020	2019
United States	$(3,054)	$(2,833)
Foreign	84	84
Total	$(2,970)	$(2,749)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2020	2019
Federal statutory rate	21.00%	21.00%
Effect of:
Permanent differences	(0.07)	(1.11)
Stock Compensation	(3.61)	(1.26)
State income taxes, net of federal benefit	2.26	2.52
Change in valuation allowance	(17.85)	(23.21)
Other, net	(2.64)	1.06
Provision for income taxes	(0.91)%	(1.00)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2020	2019

Federal and state net operating loss carryforwards	$14,721	$14,104
Stock-based compensation	179	272
Other, net	93	87
Total deferred tax asset	14,993	14,463
Valuation allowance	(14,993)	(14,463)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2020 and December 31, 2019, the valuation allowance increased by $530,000 and $592,000, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2020, we had net operating loss carryforwards for income tax purposes in the United States of $57.5 million which expire at various times commencing 2021. We also had net operating loss carryforwards for income tax purposes in the United States of $7.6 million that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2020 and 2019.

The tax years that remain open to examination by the taxing authorities are 2016-2020, generally. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. There was no financial statement impact related to the CARES Act for the year ended December 31, 2020.

11.          Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenue:
United States	$8,442	$8,680
Canada	3,329	2,768
Other countries	124	60
Total revenue	$11,895	$11,508

Fixed assets:
United States	$305	$162
Canada	—	—
Total fixed assets	$305	$162

During the year ended December 31, 2020, one of our customers represented approximately 24% of our revenues and during the year ended December 31, 2019 three of our customers represented approximately 43% of revenues.

12.          Paycheck Protection Program

On April 24, 2020, we received loan proceeds of $334,500 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provided for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses. Our PPP Loan is evidenced by a promissory note, dated as of April 24, 2020 (the “Note”), between us and HomeStreet Bank (the “Lender”). The Note has a two-year term and bears interest at the rate of 1.0% per annum. No payments of principal or interest are due during the 10-month period beginning on the date of the Note (the “Deferral Period”). Furthermore, we received an extension of the first principal and interest payment date to 10 months after the last day of the Deferral Period. The initial principal and interest payments are now due on August 1, 2021.

Under the terms of the CARES Act, the principal and accrued interest under the Note is forgivable after 24 weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. We intend to pursue forgiveness, although actions taken by us in connection with our previously disclosed restructuring or otherwise could cause some or all of the PPP Loan to be ineligible for forgiveness. To the extent not forgiven, we will begin to pay principal and interest payments of approximately $19,000 every month following the Deferral Period. The PPP Loan will be derecognized upon confirmation of forgiveness, or upon repayment of the PPP Loan in accordance with its terms.

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

13.          Subsequent Events

Subsequent to December 31, 2020, Convertible Notes in the aggregate principal amount of $650,000 and related accrued interest were converted into 2,385,058 shares of common stock in accordance with the original terms of the Convertible Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and  Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2020.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2021 Annual Meeting of Shareholders (our “2021 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Delinquent Section 16(a) Reports,” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” Our 2021 Proxy Statement will be filed within 120 days of December 31, 2020, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2021 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation.” Our 2021 Proxy Statement will be filed within 120 days of December 31, 2020, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2021 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” Our 2021 Proxy Statement will be filed within 120 days of December 31, 2020, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan, our 2002 Equity Plan (which was terminated but has awards which remain outstanding in accordance with their existing terms).

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,589,783	$0.36	6,972,192	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,589,783	$0.36	6,972,192	(1)

(1)

The Jones Soda Co. 2011 Incentive Plan includes a formula for an annual increase in the number of shares authorized under the 2011 Incentive Plan, as of January 1 of each year, by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of January 1, 2021, the total number of shares of common stock authorized for issuance under the Plan was an aggregate of 12,084,032.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Part III, Item 13, will be included in our 2021 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions With Related Persons,” “Board Meetings and Committees” and “Independence of the Board of Directors.” Our 2021 Proxy Statement will be filed within 120 days of December 31, 2020, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2021 Proxy Statement and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” Our 2021 Proxy Statement will be filed within 120 days of December 31, 2020, our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.
2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

ITEM 16.	10-K SUMMARY

Not applicable.

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

10.3

Form of Securities Purchase Agreement, dated as of February 1, 2012, by and among Jones Soda Co. and the Purchasers (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed February 2, 2012; File No. 000-28820).

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

10.9

Securities Purchase Agreement dated as of July 11, 2019, by and between Jones Soda Co. and Heavenly Rx Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).

10.10

Warrant dated July 11, 2019 to purchase up to 15,000,000 shares of Common Stock (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).

10.11

Investor Rights Agreement dated as of July 11, 2019 by and among Jones Soda Co., Heavenly Rx Ltd. and the shareholders named therein (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).

10.12

Standstill Agreement dated as of July 11, 2019 by and between Jones Soda Co. and Heavenly Rx Ltd. (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).

10.13

Standstill Agreement dated as of July 11, 2019 by and between Jones Soda Co. and SOL Global Investments Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820)

10.14	Form of Indemnification Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).
10.15*

Amended Compensation for Non-Employee Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed September 30, 2019; File No. 000-28820).

10.16*

Consulting and Separation Agreement between Jones Soda Co. and Jennifer Cue dated as of April 6, 2020 (Previously filed with, and incorporated herein by reference to, our quarterly report on Form 10-Q, filed May 12, 2020; File No. 000-28820).

10.17*

Consulting Agreement between Jones Soda Co. and Jamie Colbourne dated as of April 1, 2020 (Previously filed with, and incorporated herein by reference to, our quarterly report on Form 10-Q, filed May 12, 2020; File No. 000-28820).

10.18

Promissory Note, dated April 24, 2020, by and between Jones Soda Co. and HomeStreet Bank N.A. (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed April 30, 2020; File No. 000-28820).

10.19*

Amended and Restated Employment Letter Agreement between Jones Soda Co. and Mark Murray dated effective December 1, 2020 (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed December 2, 2020; File No. 000-28820).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of BDO LLP (Filed herewith).
31.1	Certification by Mark Murray, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Joe Culp, Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by Mark Murray, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification by Joe Culp, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
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

March 24, 2021	JONES SODA CO.
	By:	/s/ Joe Culp
Controller, Principal Financial Officer, and Principal Accounting Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Mark Murray and Jamie Colbourne and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ MARK MURRAY	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2021
Mark Murray

/s/JAMIE COLBOURNE	Director, Chairman of the Board	March 24, 2021
Jamie Colbourne

/s/ JEFFREY D. ANDERSON	Director	March 24, 2021
Jeffrey D. Anderson

/s/ MICHAEL M. FLEMING	Director	March 24, 2021
Michael M. Fleming

/s/ PAUL NORMAN	Director	March 24, 2021
Paul Norman

/s/ CLIVE SIRKIN	Director	March 24, 2021
Clive Sirkin