Form 10-Q
period 2021-03-31
JONES SODA CO
filed 2021-05-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 30, 2021, there were 64,455,077 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,577	$4,614
Accounts receivable, net of allowance of $71 and $93	1,824	1,581
Inventory	1,774	1,856
Prepaid expenses and other current assets	266	193
Total current assets	7,441	8,244
Fixed assets, net of accumulated depreciation of $580 and $554	294	305
Other assets	33	33
Right of use lease asset	445	471
Total assets	$8,213	$9,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,123	$1,385
Lease liability, current portion	104	102
Accrued expenses	888	853
Taxes payable	5	6
Current portion of convertible subordinated notes payable, net	665	-
Current portion of accrued interest expense	116	-
Current portion of SBA Loan	144	140
Total current liabilities	3,045	2,486
Net convertible subordinated notes payable, net of current portion	113	1,386
Accrued interest expense, net of current portion	20	232
SBA loan, net of current portion	191	195
Lease liability, net of current portion	349	375
Total liabilities	3,718	4,674
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 64,385,806 shares and 61,975,748 shares, respectively	74,780	73,953
Accumulated other comprehensive income	419	411
Accumulated deficit	(70,704)	(69,985)
Total shareholders’ equity	4,495	4,379
Total liabilities and shareholders’ equity	$8,213	$9,053

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands, except share data)
Revenue	$2,857	$2,792
Cost of goods sold	2,089	2,210
Gross profit	768	582
Operating expenses:
Selling and marketing	661	753
General and administrative	756	708
Total operating expenses	1,417	1,461
Loss from operations	(649)	(879)
Interest income	1	17
Interest expense	(60)	(38)
Other income (expense), net	(7)	13
Loss before income taxes	(715)	(887)
Income tax expense, net	(4)	(4)
Net loss	$(719)	$(891)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average basic and diluted common shares outstanding	63,156,112	61,665,435

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
Net loss	$(719)	$(891)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(87)
Total comprehensive loss	$(711)	$(978)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended March 31, 2020
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Share based payment activity	101,592	35	-	-	35
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(891)	(891)
Other comprehensive loss	-	-	(87)	-	(87)
Balance as of March 31, 2020	61,667,668	$73,811	$255	$(67,879)	$6,187
Three months ended March 31, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based payment activity	-	53	-	-	53
Common stock issuance on conversion of notes payable	2,385,058	763	-	-	763
Exercise of stock options	25,000	9			9
Beneficial conversion feature on paid-in-kind interest	-	2			2
Net loss	-	-	-	(719)	(719)
Other comprehensive income	-	-	8	-	8
Balance as of March 31, 2021	64,385,806	$74,780	$419	$(70,704)	$4,495

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(719)	$(891)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	68	26
Stock-based compensation	53	41
Change in allowance for doubtful accounts	(22)	55
Changes in operating assets and liabilities:
Accounts receivable	(229)	(550)
Inventory	86	(526)
Prepaid expenses and other current assets	(72)	107
Accounts payable	(260)	680
Accrued expenses	51	37
Taxes payable	(1)	(8)
Other liabilities	2	(1)
Net cash used in operating activities	(1,043)	(1,030)
INVESTING ACTIVITIES:
Purchase of fixed assets	(14)	-
Net cash used in investing activities	(14)	-
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9	-
Payment of taxes on RSU withholding	-	(6)
Net cash provided by (used in) financing activities	9	(6)
Net decrease in cash and cash equivalents	(1,048)	(1,036)
Effect of exchange rate changes on cash	11	(29)
Cash and cash equivalents, beginning of period	4,614	5,969
Cash and cash equivalents, end of period	$3,577	$4,904
Supplemental disclosure:
Cash paid during period for:
Income taxes	$6	$6
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$763	$-
Recognition of lease liability and right-of-use asset	-	556
Beneficial conversion feature on convertible notes	2	3

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

We are a Washington corporation and have two wholly-owned operating subsidiaries, Jones Soda Co. (USA) Inc. and Jones Soda (Canada) Inc. (Subsidiaries).

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity

As of March 31, 2021, we had cash and cash-equivalents of approximately $3.6 million and working capital of approximately $4.4 million. Net cash used in operations during each of the three months ended March 31, 2021 and 2020 totaled approximately $1.0 million.

We continue to experience negative cash flows from operations and negative cash flows from operating activities, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the condensed consolidated financial statements included in this Report are issued. These conditions raise substantial doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in our best interest and in the best interest of our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible. The uncertainties relating to our ability to successfully execute on our business plan and finance our operations continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements for the periods presented were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liability commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern within one year after the date these condensed consolidated financials were issued.

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Effective March 1, 2021, title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. Prior to March 1, 2021, shipping terms varied from customer to customer. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $15,000 and $7,000 for the three months ended March 31, 2021 and 2020, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2021 and 2020, our revenue was reduced by $350,000 and $297,000 respectively, for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $71,000 and $93,000 as of March 31, 2021 and December 31, 2020, respectively, were netted against accounts receivable. No impairment losses were recognized as of March 31, 2021 and December 31, 2020. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of March 31, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors, made up 19% of our outstanding accounts receivable. As of December 31, 2020, Lassonde made up 18% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the quarters ended March 31, 2021 and 2020, outstanding stock options amounting to 4,563,233 and 3,969,952 shares, respectively, shares issuable upon the conversion of the Convertible Notes of 3,040,707 and 5,164,212 shares, respectively, and stock warrants of zero and 15,000,000 shares respectively, were anti-dilutive and excluded from inclusion in diluted weighted shares outstanding.

Deferred financing costs

We defer costs related to the issuance of debt which are included on the accompanying balance sheets as a deduction from the debt liability. Deferred financing costs are amortized over the term of the related loan using the effective interest method and are included as a component of interest expense on the accompanying condensed consolidated statements of operations.

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

Recent accounting pronouncements

In August, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt-Debt with Conversion and other options” (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact ASU 2020-06 could have on our consolidated financial statements.

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

2.    Inventory

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$1,063	$1,142
Raw materials	711	714
	$1,774	$1,856

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended March 31, 2021 and March 31, 2020, we recorded obsolete inventory expenses of $8,000 and $9,000, respectively.

3.    Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of March 31, 2021, this lease had a remaining lease term of 3.92 years.

During the quarters ended March 31, 2021 and 2020, we incurred rental expenses of $42,000 and $37,000, respectively. During the quarters ended March 31, 2021 and 2020, we made cash payments of $40,000 and $38,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows. As of March 31, 2021, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2021 (remaining)	$90
2022	122
2023	126
2024	130
2025	22
Total lease payments	490
Less: imputed interest	(37)
Total remaining lease liability	$453

4.    Convertible Subordinated Notes Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “Convertible Notes”) to institutional investors, our management team, and other individual investors.

The Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity on March 23, 2022 and April 18, 2022, as applicable. The holders can convert the Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The Convertible Notes are subordinated in right of payment to the prior payment in full of all of our senior indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During the quarter ended March 31, 2021, Convertible Notes in the aggregate principal amount of $650,000 and related accrued interest were converted into an aggregate of 2,385,058 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $763,000, was credited to common stock and unamortized discounts in an amount equal to $22,000 were recognized as interest expense for the three months ended March 31, 2021.There were no Convertible Notes converted during the three months ended March 31, 2020.

The fair value of our common stock on March 23, 2018, the initial closing date for the issuance of the Convertible Notes, was $0.36 per share; therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on April 18, 2018, the second closing date for the issuance of the Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. This discount, along with the related closing costs amounting to $137,000, are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $47,000 and $88,000 at March 31, 2021 and December 31, 2020, respectively. The principal balance of notes payable to related parties amounted to $120,000 at March 31, 2021 and December 31, 2020.

Principal payment obligations on the Convertible Notes are as follows for the following years ending December 31 (in thousands):

2021 (remaining)	$-
2022	824
$824

5.    Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of March 31, 2021, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of March 31, 2021, there were 6,497,192 shares of unissued common stock authorized and available for future awards under the Plan.

In March 2021, the Board approved the readoption of the Plan to extend the expiration date thereof from April 1, 2021 to April 1, 2023 and is seeking shareholder approval of such readoption at the annual meeting of shareholders to be held on May 13, 2021.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2021	3,589,783	$0.36
Options granted	998,450	0.36
Options exercised	(25,000)	0.34
Balance at March 31, 2021	4,563,233	$0.36
Exercisable, March 31, 2021	2,880,121	$0.39
Vested and expected to vest	4,070,942	$0.37

(b)        Restricted stock awards:

Prior to December 31, 2019, equity compensation for non-employee director service consisted of an annual restricted stock unit award that vested over one year, with the number of shares underlying such award being determined by dividing $15,000 by the closing stock price on the date of grant (which was the first business day in January in each calendar year); when joining the Board each non-employee director received an initial restricted stock unit award that vested over one year, the number of shares underlying such award being determined by dividing $15,000 by our closing stock price on the date of grant (which was the first trading day following the date on which such director was appointed), prorated based on the date on which such director was appointed.

There was no restricted stock activity during the three months ended March 31, 2021 and no unvested restricted stock awards at March 31, 2021. During the three months ended March 31, 2020, 119,520 restricted stock awards vested, less 17,928 shares withheld as payment for taxes due in connection with the vesting of restricted stock awards.

Commencing as of January 1, 2020, equity compensation for non-employee director service consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by the closing stock price on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing stock price on the date of grant. When joining our board of directors, each non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing stock price on the date of grant.

(c)    Stock-based compensation expense:

Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period, or the non-employee's service period based on the term of the contract. We recognize compensation expense for only the portion of stock options or restricted stock expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee attrition. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At March 31, 2021, we had unrecognized compensation expense related to stock options of $210,000 to be recognized over a weighted-average period of 3.0 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2021	2020
Type of awards:
Stock options	$53	$36
Restricted stock	-	5
	$53	$41

Income statement account:
Selling and marketing	$19	9
General and administrative	34	32
	$53	$41

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2021		2020
Expected dividend yield	—		—
Expected stock price volatility	73.9%		65.4%
Risk-free interest rate	0.7%		2.6%
Expected term (in years)	5.8	years	6.0	years
Weighted-average grant date fair-value	$0.23		$0.17

The aggregate intrinsic value of stock options outstanding at March 31, 2021 was approximately $709,000 and for options exercisable was $374,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 25,000 options exercised with an aggregate intrinsic value of $2,700 during the three months ended March 31, 2021. There were no options exercised during the three months ended March 31, 2020.

6.    Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Revenue:
United States	$2,260	$2,151
Canada	580	624
Other countries	17	17
Total revenue	$2,857	$2,792

During the three months ended March 31, 2021 and 2020, one (Lassonde) of our customers represented an aggregate of approximately 20% and 22% of our revenue, respectively.

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

In addition to the PPP Loan previously discussed, the CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act has not had a material impact on the Company as of March 31, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act,  as well as any future economic relief legislation, may have on our business.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2020 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021.

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

	Three months ended March 31,
	2021	% of Revenue	2020	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)

Revenue	$2,857	100.0%	$2,792	100.0%
Cost of goods sold	(2,089)	(73.1)%	(2,210)	(79.2)%
Gross profit	768	26.9%	582	20.8%
Selling and marketing expenses	(661)	(23.1)%	(753)	(27.0)%
General and administrative expenses	(756)	(26.5)%	(708)	(25.4)%
Loss from operations	(649)	(22.7)%	(879)	(31.5)%
Interest income	1	0.0%	17	0.6%
Interest expense	(60)	(2.1)%	(38)	(1.4)%
Other income (expense), net	(7)	(0.2)%	13	0.5%
Loss before income taxes	(715)	(25.0)%	(887)	(31.8)%
Income tax expense, net	(4)	(0.1)%	(4)	(0.1)%
Net loss	$(719)	(25.2)%	$(891)	(31.9)%
Basic and diluted net loss per share	$(0.01)		$(0.01)

	As of
	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$5,401	$6,195
Fixed assets, net	294	305
Total assets	8,213	9,053
Long-term liabilities	673	2,188
Working capital	4,396	5,758

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

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Revenue

For the quarter ended March 31, 2021, revenue increased by approximately $65,000, or 2.3%, to approximately $2.9 million compared to approximately $2.8 million for the quarter ended March 31, 2020. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada.

For the quarter ended March 31, 2021, trade spend and promotion allowances, which offset revenue, totaled approximately $350,000, an increase of approximately $53,000, or 17.8%, compared to approximately $297,000 for the quarter ended March 31, 2020, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2021, gross profit increased by approximately $186,000, or 32%, to approximately $768,000 compared to approximately $582,000 for the quarter ended March 31, 2020 due to the continued shift to a more profitable product mix and further optimizing supply chain costs. For the quarter ended March 31, 2021, gross margin increased to 26.9% from 20.8% for the quarter ended March 31, 2020. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2021 were approximately $661,000, a decrease of approximately $92,000, or 12.2%, from approximately $753,000 for the quarter ended March 31, 2020. Selling and marketing expenses as a percentage of revenue decreased to 23.1% in the quarter ended March 31, 2021 from 27.0% in the same period in 2020. This decrease was primarily a result of reduced sales expenditures as a result of less travel and trade show expenses due to the COVID-19 related lockdowns. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2021 and 2020, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $35,000 and $18,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2021 were approximately $756,000, an increase of approximately $48,000, or 6.8%, compared to approximately $708,000 for the quarter ended March 31, 2020. General and administrative expenses as a percentage of revenue increased to 26.5% in the quarter ended March 31, 2021 from 25.4% in the same period in 2020. This increase in general and administrative expenses was due to an increase in insurance premiums. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31, 2021 and 2020, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $43,000 and $32,000, respectively.

Interest Income

We earned approximately $1,000 of interest income for the quarter ended March 31, 2021, compared to $17,000 for the quarter ended March 31, 2020. This decrease was related to a significant decrease in interest rates for interest-bearing money market accounts.

Interest Expense

We incurred approximately $60,000 of interest expense for the quarter ended March 31, 2021, compared to approximately $38,000 for the quarter ended March 31, 2020. This increase was primarily related to the conversion of Convertible Notes that occurred during the three months ended March 31, 2021 that resulted in a higher amortization of the discount associated with the beneficial conversion feature on the Convertible Notes. The interest expense incurred during the quarters ended March 31, 2021 and 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We incurred approximately $4,000 of income tax expense for each of the quarters ended March 31, 2021 and 2020, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2021 was approximately $719,000 compared to net loss of approximately $891,000 for the quarter ended March 31, 2020. This decrease was primarily due to the increase in gross profit and decrease in operating expenses during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash-equivalents of approximately $3.6 million and working capital of approximately $4.4 million. Net cash used in operations during each of the quarters ended March 31, 2021 and 2020 totaled approximately $1.0 million.

We continue to experience negative cash flows from operations and negative cash flows from operating activities, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is not sufficient to enable us to fund operations for 12 months from the date the condensed consolidated financial statements included in this Report are issued. These conditions raise substantial doubt as to our ability to continue as a going concern. Our ability to continue operations is dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

During the three months ended March 31, 2021 and 2020, we received $9,000 and $0, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021. There have been no material changes in our critical accounting policies during the three months ended March 31, 2021.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A           RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 13, 2021

JONES SODA CO. (Registrant)

By:	/s/ Joe Culp
Joe Culp
Controller, Principal Financial Officer, and Principal Accounting Officer