Form 10-Q
period 2021-06-30
JONES SODA CO
filed 2021-08-12
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 23, 2021, there were 65,062,677 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to effectively utilize the proceeds from our recent financings;

●	Our ability to consummate the transactions contemplated by the Term Sheet (as defined below) and to recognize the anticipated benefits of such transactions;

●	Our ability to execute our plans to develop and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

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

●	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

●	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,109	$4,614
Accounts receivable, net of allowance of $84 and $93	2,989	1,581
Inventory	1,922	1,856
Prepaid expenses and other current assets	230	193
Total current assets	8,250	8,244
Fixed assets, net of accumulated depreciation of $603 and $554	287	305
Other assets	33	33
Right of use lease asset	418	471
Total assets	$8,988	$9,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$1,385
Lease liability, current portion	106	102
Accrued expenses	1,136	853
Taxes payable	8	6
Current portion of convertible subordinated notes payable, net	664	-
Current portion of accrued interest expense	124	-
Current portion of SBA Loan	-	140
Total current liabilities	3,593	2,486
Net convertible subordinated notes payable, net of current portion	-	1,386
Accrued interest expense, net of current portion	-	232
SBA loan, net of current portion	-	195
Lease liability, net of current portion	321	375
Total liabilities	3,914	4,674
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 64,977,677 shares and 61,975,748 shares, respectively	75,015	73,953
Accumulated other comprehensive income	454	411
Accumulated deficit	(70,395)	(69,985)
Total shareholders’ equity	5,074	4,379
Total liabilities and shareholders’ equity	$8,988	$9,053

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,458	$3,098	$7,315	$5,890
Cost of goods sold	3,064	2,512	5,153	4,722
Gross profit	1,394	586	2,162	1,168
Operating expenses:
Selling and marketing	710	529	1,371	1,282
General and administrative	675	754	1,431	1,462
Total operating expenses	1,385	1,283	2,802	2,744
Income (loss) from operations	9	(697)	(640)	(1,576)
Interest income	1	4	2	21
Interest expense	(24)	(38)	(84)	(76)
Other income (expense), net	335	1	328	14
Income (loss) before income taxes	321	(730)	(394)	(1,617)
Income tax expense, net	(12)	(8)	(16)	(12)
Net income (loss)	$309	$(738)	$(410)	$(1,629)

Net income (loss) per share - basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Net income (loss) per share - diluted	$0.00	$(0.01)	$(0.01)	$(0.03)
Weighted average basic common shares outstanding	64,550,554	61,667,668	63,857,185	61,666,552
Weighted average diluted common shares outstanding	68,413,118	61,667,668	63,857,185	61,666,552

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net income (loss)	$309	$(738)	$(410)	$(1,629)
Other comprehensive income (loss):
Foreign currency translation adjustment	35	48	43	(39)
Total comprehensive income (loss)	$344	$(690)	$(367)	$(1,668)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)
Three months ended June 30, 2020
Balance as of March 31, 2020	61,667,668	$73,811	$255	$(67,879)	$6,187
Share based payment activity	-	32	-	-	32
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(738)	(738)
Other comprehensive income	-	-	48	-	48
Balance as of June 30, 2020	61,667,668	$73,846	$303	$(68,617)	$5,532
Three months ended June 30, 2021
Balance as of March 31, 2021	64,385,806	$74,780	$419	$(70,704)	$4,495
Share based payment activity	-	28	-	-	28
Common stock issuance on conversion of notes payable	462,600	148	-	-	148
Exercise of stock options	129,271	58			58
Beneficial conversion feature on paid-in-kind interest	-	1			1
Net income	-	-	-	309	309
Other comprehensive income	-	-	35	-	35
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074
Six months ended June 30, 2020
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Share based payment activity	101,592	67	-	-	67
Beneficial conversion feature on paid-in-kind interest	-	6	-	-	6
Net loss	-	-	-	(1,629)	(1,629)
Other comprehensive loss	-	-	(39)	-	(39)
Balance as of June 30, 2020	61,667,668	$73,846	$303	$(68,617)	$5,532
Six months Ended June 30, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based payment activity	-	81	-	-	81
Common stock issuance on conversion of notes payable	2,847,658	911	-	-	911
Exercise of stock options	154,271	67			67
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(410)	(410)
Other comprehensive income	-	-	43	-	43
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(410)	$(1,629)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	103	53
Stock-based compensation	81	73
Change in allowance for doubtful accounts	(9)	68
Forgiveness of PPP SBA loan	(335)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,406)	(1,156)
Inventory	(55)	154
Prepaid expenses and other current assets	(36)	73
Accounts payable	171	448
Accrued expenses	307	131
Taxes payable	2	(8)
Other liabilities	2	1
Net cash used in operating activities	(1,585)	(1,792)
INVESTING ACTIVITIES:
Purchase of fixed assets	(30)	(179)
Net cash used in investing activities	(30)	(179)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	67	-
Proceeds from PPP SBA loan	-	335
Payment of taxes on RSU withholding	-	(6)
Net cash provided by (used in) financing activities	67	329
Net decrease in cash and cash equivalents	(1,548)	(1,642)
Effect of exchange rate changes on cash	43	(17)
Cash and cash equivalents, beginning of period	4,614	5,969
Cash and cash equivalents, end of period	$3,109	$4,310
Supplemental disclosure:
Cash paid during period for:
Income taxes	$12	$12
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$911	$-
Recognition of lease liability and right-of-use asset	-	556
Beneficial conversion feature on convertible notes and accrued interest	3	6

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2021, we had cash and cash-equivalents of approximately $3.1 million and working capital of approximately $4.7 million. Net cash used in operations during the six months ended June 30, 2021 and 2020 totaled approximately $1.6 million and $1.8 million, respectively.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 14, 2021, we received proceeds of $2 million in connection with the issuance of an unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “Convertible Debenture”).

We believe that the recent financing helps alleviate the conditions which initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, even with these proceeds, we may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain.

Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. In addition, the terms of the Convertible Debenture restrict, among other things, the amount of additional debt the Company can incur, as well as the number of shares of common stock the Company may issue, without the consent of the debentureholder.  Moreover, any debt or equity financing alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

As of the date of this Report, as a result of our cash on hand as well as the issuance of the Convertible Debenture, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued.

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Effective March 1, 2021, title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. Prior to March 1, 2021, shipping terms varied from customer to customer. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $40,000 and $22,000 for the three months ended June 30, 2021 and 2020, respectively, and $55,000 and $38,000 for the six months ended June 30, 2021 and 2020, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2021 and 2020, our revenue was reduced by $454,000 and $407,000, respectively, and for the six months ended June 30, 2021 and 2020, by $804,000 and $704,000, respectively, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $84,000 and $93,000 as of June 30, 2021 and December 31, 2020, respectively, were netted against accounts receivable. No impairment losses were recognized as of June 30, 2021 and December 31, 2020. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of June 30, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors, made up 18% of our outstanding accounts receivable. As of December 31, 2020, Lassonde made up 18% of our outstanding accounts receivable.

Net income (loss) per share

The computation for basic and diluted earnings per share is as follows (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$309	$(738)	$(410)	$(1,629)
Weighted average common shares outstanding:
Basic	64,550,554	61,667,668	63,857,185	61,666,552

Dilutive convertible notes	2,615,606	-	-	-
Dilutive stock options	1,246,958	-	-	-
Diluted	68,413,118	61,667,668	63,857,185	61,666,552
Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Outstanding stock options amounting to 219,750 were anti-dilutive and excluded from inclusion in diluted weighted shares outstanding for the three months ended June 30, 2021. Due to the net loss in the three and six months ended June 30, 2020, outstanding stock options amounting to 3,592,913 shares, shares issuable upon the conversion of the Convertible Notes of 5,233,116, and stock warrants of 15,000,000 shares were anti-dilutive and excluded from inclusion in diluted weighted shares outstanding. Due to the net loss in the six months ended June 30, 2021, outstanding stock options amounting to 4,343,233 shares and shares issuable upon the conversion of the Convertible Notes of 2,615,606 were anti-dilutive and excluded from inclusion in diluted weighted shares outstanding.

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt-Debt with Conversion and other options” (“ASU 2020-06”), which simplifies the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact ASU 2020-06 could have on our consolidated financial statements.

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

2.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$1,290	$1,142
Raw materials	632	714
	$1,922	$1,856

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended June 30, 2021 and 2020, we recorded obsolete inventory expenses of $8,000 and $62,000, respectively. For the six months ended June 30, 2021 and 2020, we recorded obsolete inventory expenses of $16,000 and $71,000, respectively.

3.    Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of June 30, 2021, this lease had a remaining lease term of 3.67 years.

During the quarters ended June 30, 2021 and 2020, we incurred rental expenses of $38,000 and $42,000, respectively and during the six months ended June 30, 2021 and 2020, we incurred rental expenses of $80,000 and $79,000, respectively. During the quarters ended June 30, 2021 and 2020, we made cash payments of $38,000 and $39,000, respectively and during the six months ended June 30, 2021 and 2020, we made cash payments of $78,000 and $77,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows. As of June 30, 2021, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2021 (remaining)	$60
2022	122
2023	126
2024	130
2025	22
Total lease payments	460
Less: imputed interest	(33)
Total remaining lease liability	$427

4.	Convertible Subordinated Notes Payable

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

During the quarter ended June 30, 2021, Convertible Notes in the aggregate principal amount of $124,000 and related accrued interest were converted into an aggregate of 462,600 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $148,000, was credited to common stock and unamortized discounts in an amount equal to $3,000 were recognized as interest expense for the three months ended June 30, 2021. During the period from January 1, 2021 through June 30, 2021, Convertible Notes in the aggregate principal amount of $774,000 and related accrued interest were converted into an aggregate of 2,847,658 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $911,000, was credited to common stock and unamortized discounts in an amount equal to $25,000 were recognized as interest expense for the six months ended June 30, 2021. There were no Convertible Notes converted during the three or six months ended June 30, 2020.

The fair value of our common stock on March 23, 2018, the initial closing date for the issuance of the Convertible Notes, was $0.36 per share; therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on April 18, 2018, the second closing date for the issuance of the Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. This discount, along with the related closing costs amounting to $137,000, are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $36,000 and $88,000 at June 30, 2021 and December 31, 2020, respectively. The principal balance of notes payable to related parties amounted to $120,000 at June 30, 2021 and December 31, 2020.

Principal payment obligations on the Convertible Notes are as follows for the following years ending December 31 (in thousands):

2021 (remaining)	$-
2022	700
$700

5.	Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of June 30, 2021, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of June 30, 2021, there were 6,587,921 shares of unissued common stock authorized and available for future awards under the Plan.

In March 2021, the Board approved the readoption of the Plan to extend the expiration date thereof from April 1, 2021 to April 1, 2023 and obtained shareholder approval of such readoption at the annual meeting of shareholders held on May 13, 2021.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2021	3,589,783	$0.36
Options granted	998,450	0.36
Options exercised	(154,271)	0.43
Options forfeited/expired	(90,729)	0.78
Balance at June 30, 2021	4,343,233	$0.35
Exercisable, June 30, 2021	2,707,124	$0.38
Vested and expected to vest	3,861,412	$0.35

(b)	Restricted stock awards:

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

There was no restricted stock activity during the three and six months ended June 30, 2021 and no unvested restricted stock awards at June 30, 2021. During the six months ended June 30, 2020, 119,520 restricted stock awards vested, less 17,928 shares withheld as payment for taxes due in connection with the vesting of restricted stock awards.

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

At June 30, 2021, we had unrecognized compensation expense related to stock options of $179,000 to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Type of awards:
Stock options	$28	$27	$81	$63
Restricted stock	-	5	-	10
	$28	$32	$81	$73

Income statement account:
Selling and marketing	$6	7	$25	$16
General and administrative	22	25	56	57
	$28	$32	$81	$73

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2021	2020
Expected dividend yield	—	—
Expected stock price volatility	74.8%	73.4%
Risk-free interest rate	0.7%	1.4%
Expected term (in years)	5.8	5.6
Weighted-average grant date fair-value	$0.23	$0.18

The aggregate intrinsic value of stock options outstanding at June 30, 2021 was approximately $702,000 and for options exercisable was $371,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 154,271 options exercised with an aggregate intrinsic value of $21,000 during the six months ended June 30, 2021. There were no options exercised during the six months ended June 30, 2020.

6.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Year Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$3,221	$2,278	$5,481	$4,429
Canada	1,195	819	1,775	1,443
Other countries	42	1	59	18
Total revenue	$4,458	$3,098	$7,315	$5,890

During the three months ended June 30, 2021 and 2020, one of our customers (Lassonde) represented an aggregate of approximately 24% and 22% of our revenue, respectively. During the six months ended June 30, 2021 and 2020, one of our customers (Lassonde) represented an aggregate of approximately 24% and 22% of our revenue, respectively.

7.	Paycheck Protection Program

On April 24, 2020, we received loan proceeds of $334,500 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provided for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses. Our PPP Loan was evidenced by a promissory note, dated as of April 24, 2020 (the “Note”), between us and HomeStreet Bank (the “Lender”). The Note had a two-year term and accrued interest at the rate of 1.0% per annum. No payments of principal or interest were due during the 10-month period beginning on the date of the Note (the “Deferral Period”). Furthermore, we received an extension of the first principal and interest payment date to 10 months after the last day of the Deferral Period.

Under the terms of the CARES Act, the principal and accrued interest under the Note was forgivable after 24 weeks if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complied with PPP requirements. In May 2021, we received full forgiveness of our PPP Loan and recorded the gain on debt forgiveness in the amount of $334,500 in earnings, which was presented as “other income” on our condensed consolidated statements of operations for the three and six months ended of June 30, 2021.

8.	Subsequent Events

On July 14, 2021, we issued a $2,000,000 unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “Convertible Debenture”) that is convertible into units of the company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit (the “Conversion Price”), with each Jones Unit consisting of one share of our common stock (each a “Jones Share”) and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then-outstanding convertible/exercisable securities. Pursuant to the terms of the Convertible Debenture, upon satisfaction or waiver of the conditions precedent to the closing of the Plan of Arrangement (defined below), the entire principal amount on the Convertible Debenture and all accrued interest thereon shall automatically convert into Jones Units at the Conversion Price.

The Convertible Debenture matures on the earlier of July 14, 2023 or 60 days after either any agreement between Pinestar Gold Inc. (“Pinestar”) and us respecting the planned statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) is terminated or the debentureholder receives notice from either Pinestar or us that the Plan of Arrangement is unlikely to occur within seven months of the date of the Convertible Debenture (the “Maturity Date”), and accrues interest a rate of 5.00% (which will increase to 18% if an Event of Default (as defined in the Convertible Debenture) occurs or in the event that the Plan of Arrangement does not occur within seven months of the date of Convertible Debenture) that is payable on the last day of December in each year commencing on December 31, 2021, as well as the Maturity Date, and the date on which all or any portion of the Convertible Debenture is converted or repaid.

The terms of the Convertible Debenture restrict, amongst other things, the amount of additional debt we can incur, as well as the number of Jones Shares we can issue, without the consent of the debentureholder. The terms of the Convertible Debenture also provide that we shall use the principal amount of the Convertible Debenture exclusively for the costs and expenses associated with pursuing and completing the Plan of Arrangement, and for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

Subsequent to June 30, 2021, Convertible Notes in the aggregate principal amount of $329,000 and related accrued interest were converted into 1,236,968 shares of common stock in accordance with the original terms of the Convertible Notes (as discussed in Note 4, unrelated to the Convertible Debenture noted in this footnote).

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

In addition, we intend to pursue the development of new extensions to Jones products, including the potential commercialization of cannabidiol (CBD)-infused beverages, and plan to use the proceeds of the Convertible Debenture and transactions outlined in the Term Sheet (each as described below) exclusively for transaction costs and the expansion our business to the production and sale of cannabis-containing beverages, edibles and related products.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)

Revenue	$4,458	100.0%	$3,098	100.0%	$7,315	100.0%	$5,890	100.0%
Cost of goods sold	(3,064)	(68.7)%	(2,512)	(81.1)%	(5,153)	(70.4)%	(4,722)	(80.2)%
Gross profit	1,394	31.3%	586	18.9%	2,162	29.6%	1,168	19.8%
Selling and marketing expenses	(710)	(15.9)%	(529)	(17.1)%	(1,371)	(18.7)%	(1,282)	(21.8)%
General and administrative expenses	(675)	(15.1)%	(754)	(24.3)%	(1,431)	(19.6)%	(1,462)	(24.8)%
Income (loss) from operations	9	0.2%	(697)	(22.5)%	(640)	(8.7)%	(1,576)	(26.8)%
Interest income	1	0.0%	4	0.1%	2	0.0%	21	0.4%
Interest expense	(24)	(0.5)%	(38)	(1.2)%	(84)	(1.1)%	(76)	(1.3)%
Other income (expense), net	335	7.5%	1	0.0%	328	4.5%	14	0.2%
Loss before income taxes	321	7.2%	(730)	(23.6)%	(394)	(5.4)%	(1,617)	(27.5)%
Income tax expense, net	(12)	(0.3)%	(8)	(0.3)%	(16)	(0.2)%	(12)	(0.2)%
Net income (loss)	$309	6.9%	$(738)	(23.8)%	$(410)	(5.6)%	$(1,629)	(27.7)%
Basic and diluted net loss per share	$0.00		$(0.01)		$(0.01)		$(0.03)

	As of
	June 30, 2021	December 31, 2020
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$6,098	$6,195
Fixed assets, net	287	305
Total assets	8,988	9,053
Long-term liabilities	321	2,188
Working capital	4,657	5,758

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

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

Revenue

For the quarter ended June 30, 2021, revenue increased by approximately $1.4 million, or 44%, to approximately $4.5 million compared to approximately $3.1 million for the quarter ended June 30, 2020. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. Additionally, our fountain business returned to growth through increased sales in the food service channel.

For the quarter ended June 30, 2021, trade spend and promotion allowances, which offset revenue, totaled approximately $454,000, an increase of approximately $47,000, or 11.5%, compared to approximately $407,000 for the quarter ended June 30, 2020, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended June 30, 2021, gross profit increased by approximately $808,000, or 138%, to approximately $1.4 million compared to approximately $586,000 for the quarter ended June 30, 2020 due to higher revenues in the quarter ended June 30, 2021, the continued shift to a more profitable product mix and our ongoing efforts to optimize supply chain costs. For the quarter ended June 30, 2021, gross margin increased to 31.3% from 18.9% for the quarter ended June 30, 2020. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2021 were approximately $710,000, an increase of approximately $181,000, or 34.2%, from approximately $529,000 for the quarter ended June 30, 2020. Selling and marketing expenses as a percentage of revenue decreased to 15.9% in the quarter ended June 30, 2021 from 17.1% in the same period in 2020 due to the increase in revenue during the 2021 period.  This increase in total selling and marketing expenses was primarily a result of the launch of multiple marketing programs, including our new augmented reality “Reel Label” series, multiple special release flavors, and additional digital marketing efforts such as the new Jones Soda phone application and an increase in paid social media, search engine optimization, influencer and email marketing efforts. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2021 and 2020, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $23,000 and $17,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2021 were approximately $675,000, a decrease of approximately $79,000, or 10.5%, compared to approximately $754,000 for the quarter ended June 30, 2020. General and administrative expenses as a percentage of revenue decreased to 15.1% in the quarter ended June 30, 2021 from 24.3% in the same period in 2020. This decrease in general and administrative expenses was due to a decrease in consulting expenses. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2021 and 2020, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $27,000 and $26,000, respectively.

Interest Income

We earned approximately $1,000 of interest income for the quarter ended June 30, 2021, compared to $4,000 for the quarter ended June 30, 2020. This decrease was related to a decrease in interest rates for interest-bearing money market accounts.

Interest Expense

We incurred approximately $24,000 of interest expense for the quarter ended June 30, 2021, compared to approximately $38,000 for the quarter ended June 30, 2020. This decrease was primarily related to the lower Convertible Notes balance outstanding as of June 30, 2021 in comparison to the balance outstanding as of June 30, 2020, which resulted in a decrease in accrued interest. The interest expense incurred during the quarters ended June 30, 2021 and 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We incurred approximately $12,000 and $8,000 of income tax expense for the quarters ended June 30, 2021 and 2020, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Other income (expense)

We incurred approximately $335,000 and $1,000 of other income for the quarters ended June 30, 2021 and 2020, respectively. This increase in other income is due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500 during the quarter ended June 30, 2021.

Net income (loss)

Net income for the quarter ended June 30, 2021 was approximately $309,000 compared to net loss of approximately $738,000 for the quarter ended June 30, 2020. This increase was primarily due to the increase in gross profit, decrease in operating expenses, and forgiveness of our PPP loan that occurred during the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

For the six months ended June 30, 2021, revenue increased by approximately $1.4 million, or 24.2%, to approximately $7.3 million compared to approximately $5.9 million for the six months ended June 30, 2020. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. Additionally, our fountain business returned to growth through increased sales in the food service channel.

For the six months ended June 30, 2021, trade spend and promotion allowances, which offset revenue, totaled approximately $804,000, an increase of approximately $100,000, or 14.2%, compared to approximately $704,000 for the six months ended June 30, 2020, due to the timing of incentive and retailer programs.

Gross Profit

For the six months ended June 30, 2021, gross profit increased by approximately $994,000, or 85.1%, to approximately $2.2 million compared to approximately $1.2 million for the six months ended June 30, 2020 due to higher revenues in the quarter ended June 30, 2021, the continued shift to a more profitable product mix and ongoing efforts to optimize supply chain costs. For the six months ended June 30, 2021, gross margin increased to 29.6% from 19.8% for the six months ended June 30, 2020. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2021 were approximately $1.4 million, an increase of approximately $89,000, or 6.9%, from approximately $1.3 million for the six months ended June 30, 2020. Selling and marketing expenses as a percentage of revenue decreased to 18.7% for the six months ended June 30, 2021 from 21.8% in the same period in 2020 due to the increase in revenue during the 2021 period. This increase in total selling and marketing expenses was primarily a result of the launch of multiple marketing programs, including our new augmented reality “Reel Label” series, multiple special release flavors, and additional digital marketing efforts such as the new Jones Soda phone application and an increase in paid social media, search engine optimization, influencer and email marketing efforts. We will continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2021 and 2020, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $58,000 and $35,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were approximately $1.4 million, an increase of approximately $31,000, or 2.1%, compared to approximately $1.5 million for the six months ended June 30, 2020. General and administrative expenses as a percentage of revenue decreased to 19.6% in the six months ended June 30, 2021 from 24.8% in the same period in 2020. This decrease in general and administrative expenses was due to a decrease in consulting expenses. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2021 and 2020, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $70,000 and $58,000, respectively.

Interest Income

We earned approximately $2,000 of interest income for the six months ended June 30, 2021, compared to $21,000 for the six months ended June 30, 2020. This decrease was related to a significant decrease in interest rates for interest-bearing money market accounts.

Interest Expense

We incurred approximately $84,000 of interest expense for the six months ended June 30, 2021, compared to approximately $76,000 for the six months ended June 30, 2020. This increase was primarily related to the conversion of Convertible Notes that occurred during the six months ended June 30, 2021 that resulted in a higher amortization of the discount associated with the beneficial conversion feature on the Convertible Notes. The interest expense incurred during the six months ended June 30, 2021 and 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the Convertible Notes, along with the amortization of associated closing costs and interest related to the Convertible Notes.

Income Tax Expense

We incurred approximately $16,000 and $12,000 of income tax expense for the six months ended June 30, 2021 and 2020, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Other income (expense)

We incurred approximately $328,000 and $14,000 of other income during the six months ended June 30, 2021 and 2020, respectively. This increase in other income is due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500 during the six months ended June 30, 2021.

Net loss

Net loss for the six months ended June 30, 2021 was approximately $410,000 compared to net loss of approximately $1.6 million for the six months ended June 30, 2020. This decrease in loss was primarily due to the increase in gross profit, decrease in operating expenses, and forgiveness of our PPP loan that occurred during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash-equivalents of approximately $3.1 million and working capital of approximately $4.7 million. Net cash used in operations during the six months ended June 30, 2021 and 2020 totaled approximately $1.6 million and $1.8 million, respectively.

During the six months ended June 30, 2021 and 2020, we received $67,000 and $0, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 14, 2021, we received proceeds of $2 million in connection with the Convertible Debenture described below under “Recent Developments”. We believe that this recent financing will help alleviate the conditions which we believed initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, even with the proceeds of this financing, we may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of additional financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain.

Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. In addition, the terms of the Convertible Debenture restrict, among other things, the amount of additional debt we can incur, as well as the number of shares of common stock we may issue, without the consent of the debentureholder.  Moreover, any debt or equity financing alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

As of the date of this Quarterly Report, as a result of our cash on hand as well as the issuance of the Convertible Debenture, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021. There have been no material changes in our critical accounting policies during the six months ended June 30, 2021.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed on July 20, 2021, on July 14, 2021, we issued a $2,000,000 unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “Convertible Debenture”) that is convertible into units of the Company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit (the “Conversion Price”), with each Jones Unit consisting of one share of our common stock (each a “Jones Share”) and one share purchase special warrant (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then- outstanding convertible/exercisable securities. Pursuant to the terms of the Convertible Debenture, upon satisfaction or waiver of the conditions precedent to the closing of the Plan of Arrangement (defined below), the entire principal amount on the Convertible Debenture and all accrued interest thereon shall automatically convert into Jones Units at the Conversion Price.

The Convertible Debenture matures on the earlier of July 14, 2023 or 60 days after either any agreement between Pinestar Gold Inc. (“Pinestar”) and us respecting the Plan of Arrangement (defined below) is terminated or the debentureholder receives notice from either Pinestar or us that the Plan of Arrangement is unlikely to occur within seven months of the date of the Convertible Debenture (the “Maturity Date”), and accrues interest a rate of 5.00% (which will increase to 18% if an Event of Default (as defined in the Convertible Debenture) occurs or in the event that the Plan of Arrangement does not occur within seven months of the date of Convertible Debenture) that is payable on the last day of December in each year commencing on December 31, 2021, as well as the Maturity Date, and the date on which all or any portion of the Convertible Debenture is converted or repaid.

The terms of the Convertible Debenture restrict, among other things, the amount of additional debt we can incur, as well as the number of Jones Shares we can issue, without the consent of the debentureholder. The terms of the Convertible Debenture also provide that we shall use the principal amount of the Convertible Debenture exclusively for the costs and expenses associated with pursuing and completing the Plan of Arrangement, and for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

The issuance of the Convertible Debenture was exempt from registration under the United States Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

In connection with the issuance of the Convertible Debenture, we also signed on July 14, 2021, a registration rights agreement with SOL Verano Blocker 1 LLC (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, we are required to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) within 30 days from the conversion of the Convertible Debenture that registers for resale the Jones Shares issued upon the conversion of the Convertible Debenture as well as the Jones Shares issuable upon the exercise of the Jones Special Warrants issued in connection with the conversion of the Convertible Debenture. The failure on our part to file the registration statement with the SEC within this timeframe may subject us to payment of certain monetary penalties.

On July 14, 2021, in connection with the issuance of the Convertible Debenture, we entered into a non-binding term sheet (the “Term Sheet”) with Pinestar and SOL Global Investments Corp. (“SOL”). Under the terms of the Term Sheet, we intend to acquire all of the outstanding common shares of Pinestar (after a planned consolidation of such shares) and warrants exercisable into common shares of Pinestar in exchange for an aggregate of 4,000,000 Jones Shares and 1,674,808 warrants exercisable into Jones Shares as part of a statutory plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) and in reliance on applicable exemptions from the prospectus and registration requirements under Canadian and United States securities laws.

The Term Sheet also provides that Pinestar intends to complete an offering of subscription receipts (“Subscription Receipts”) for minimum aggregate gross proceeds of $8,000,000, at a price per Subscription Receipt equal to $0.50. The Subscription Receipts are intended to automatically convert into units of Pinestar (the “Pinestar Units”) on a one-for-one basis if certain conditions relating to the Plan of Arrangement are met, with each Pinestar Unit expected to consist of one common share of Pinestar and one new share purchase warrant of Pinestar, which are then expected to be immediately exchanged for, or adjusted into, Jones Units as part of the Plan of Arrangement in accordance with a 1:1 exchange ratio.

The proposed transactions outlined in the Term Sheet are subject to, among other conditions, due diligence by the parties, the negotiation and execution of a definitive agreement, approval of any applicable regulators, including any applicable securities exchanges, and approval by both the shareholders of Pinestar and the Supreme Court of British Columbia.

The Term Sheet is intended to express only a mutual indication of interest in the Plan of Arrangement and corresponding offering of Subscription Receipts and does not represent a legally binding commitment or obligation on the part of the parties, and there can be no assurances that either the Plan of Arrangement or the offering of Subscription Receipts will be consummated. The terms of the Plan of Arrangement and corresponding offering of Subscription Receipts must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed Plan of Arrangement and/or corresponding offering of Subscription Receipts will be consummated. Even if a definitive agreement is executed, the terms of the proposed Plan of Arrangement and/or corresponding offering of Subscription Receipts may change materially from the terms set forth in the Term Sheet. There will be many conditions to closing, many of which are outside of the parties’ control and it cannot be predicted whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below:

There can be no assurance that we will be able to consummate the transactions described in the Term Sheet and any such failure would have a material adverse impact on our financial condition, business results and prospects.

As previously disclosed, we recently entered into the Term Sheet and intends to consummate the Plan of Arrangement transaction and an offering of Subscription Receipts.  The Term Sheet is intended to express only a mutual indication of interest in the Plan of Arrangement and corresponding offering of Subscription Receipts and does not represent a legally binding commitment or obligation on the part of the parties, and there can be no assurances that either the Plan of Arrangement or the offering of Subscription Receipts will be consummated. The terms of the Plan of Arrangement and corresponding offering of Subscription Receipts must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed Plan of Arrangement and/or corresponding offering of Subscription Receipts will be consummated. Even if a definitive agreement is executed, the terms of the proposed Plan of Arrangement and/or corresponding offering of Subscription Receipts may change materially from the terms set forth in the Term Sheet. There will be many conditions to closing, many of which are outside of the parties’ control and it cannot be predicted whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement, and there are many factors that may cause the closing to not occur, including matters discovered by the parties as they complete their respective due diligence investigation of the other parties.  In addition, the parties may not recognize the anticipated benefits of the Plan of Arrangement, which may be affected by, among other things, the ability to meet the listing standards of any Canadian stock exchange following the consummation of the Plan of Arrangement, costs related to the proposed Plan of Arrangement, the timing of the completion of the Plan of Arrangement, our ability to execute our plans to develop and market cannabis-infused beverages and edibles and the timing and costs of the development of this new product line, our estimates of the size of the markets for our potential cannabis products, potential litigation involving the company, global economic conditions, geopolitical events and regulatory changes, and access to additional financing. Other factors include the possibility that the Plan of Arrangement does not close, including due to the failure to receive required security holder and/or court approvals, or the failure of other closing conditions. Any failure of the Plan of Arrangement and offering of Subscription Receipts to close would have a material adverse impact on our financial condition, business results and prospects.

The terms of the Convertible Debenture limit our ability to take certain actions.

Under the terms of the Convertible Debenture, we are subject to certain affirmative covenants, including the requirement that we make payments in a timely manner, perform the other covenants under the Convertible Debenture, maintain our corporate existence, conduct our business in material compliance with applicable laws, use the proceeds for the costs and expenses related to the Plan of Arrangement and to pursue the production of cannabis-containing beverages and related products, maintain our books and records, pay our taxes, maintain our insurance, provide notice of any event of default, and reserve and keep available sufficient shares for issuance upon the conversion of the Convertible Debt and the warrants issued in connection with the Convertible Debenture.  In addition, we agreed not to take certain actions without the approval of the debentureholder. Such actions include (a) amending our articles of incorporation or bylaws; (b) except for certain shares authorized under the Convertible Debenture, offering or selling any equity or debt securities, including options, warrants or convertible securities; (c) except for a potential secured credit facility in an amount not to exceed $2 million, incurring indebtedness; (d) changing the strategy or principal lines of our business; (e) liquidating, dissolving or winding up the affairs of the Company; (f) entering into any transaction with any affiliate, officer, director, employee or holder of more than five percent (5%) of our capital stock, calculated on a fully diluted basis; (g) making any single expenditure or series of related expenditure using the proceeds from the Convertible Debenture that exceeds $25,000, individually or in the aggregate; (h) selling, transferring or otherwise disposing of any property other than certain exceptions set forth in the Convertible Debentures; or (i) making any investment in any other person. If requested by us, the debentureholder may elect not to allow us to take these actions. In the event that we are unable to take these actions, the interests of the Company and our shareholders may be materially and adversely affected.

We may default on our obligations under the Convertible Debenture, which may accelerate our repayment obligations or otherwise limit our access to future financing.

If we fail to make any payments under the Convertible Debenture when due, fail to perform any of our covenants or obligations under the Convertible Debenture, file for bankruptcy or become insolvent, fail to convert the Convertible Debenture in accordance with its terms, default under any of our other indebtedness or extend any loan to any officer, director, employee or holder of more than ten percent (10%) of our common stock, we will be in default of such obligations. Any such default will increase the applicable interest rate under the Convertible Debenture from five percent (5%) to eighteen percent (18%) and could result in acceleration of the debt outstanding under the Convertible Debenture and entitle the debentureholder to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.  Any such default would have a material adverse effect on our cash flows, competitive position, financial condition or results of operations and we may not be able to continue operations.  If we cannot continue operations, our shareholders would likely lose most or all of their investment in us.

Our repayment obligations under the Convertible Debenture would be accelerated if the Plan of Arrangement is not completed.

If for whatever reason the Plan of Arrangement is terminated, or either we or Pinestar gives notice to the debentureholder that the Plan of Arrangement is unlikely to occur within seven months from the date of the Convertible Debenture, all outstanding principal and accrued and unpaid interest under the Convertible Debenture becomes due and payable within 60 days of such termination/notification date.  Since there are no assurances that we will be successful in negotiating an acceptable definitive agreement concerning the Plan of Arrangement, and  even if a definitive agreement is negotiated and executed, completion of the Plan of Arrangement will be subject to several conditions, many of which are outside our control, there is a significant risk that the Plan of Arrangement will not be consummated, which would require us to repay the entire principal amount of the Convertible Debenture on an accelerated basis. We may not have sufficient cash reserves or have access to sufficient liquid funds to be able to cover such an obligation within such accelerated timeline, which would materially adversely affect our business and impact our ability to continue our operations.  Even if sufficient funds were then available, making such a large payment could materially adversely affect our financial condition or results of operations and we may not be able to continue operations.  If we cannot continue operations, our shareholders would likely lose most or all of their investment in us.

Companies that operate in the cannabis industry face unique and evolving risks

If we expand our business to the production or sale of cannabis containing beverages, edibles and related products as currently planned, we and our operations may be adversely effected by the risks faced by companies operating in the cannabis industry, including but not limited to, the following:

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act, or CSA, and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 a.1. states that it shall be unlawful to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely adversely affect demands for any cannabis products we develop.

Uncertainty of federal enforcement

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, Merrick Garland, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

In 2014, Congress passed a spending bill, or the 2015 Appropriations Bill, containing a provision , or the Appropriations Rider, blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. However, the Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOL cannot prosecute medical marijuana operators complying strictly with state medical marijuana laws. Additionally, the Appropriations Rider must be re-enacted every year. The Appropriations Rider was renewed on December 20, 2019 through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020, continued re-authorization of the Appropriations Rider cannot be guaranteed. Subsequently, the Appropriations Rider was extended through a series of stopgap spending bills on October 1, December 11, December 18, December 20 and December 22, 2020.  On December 27, 2020 the Appropriations Rider was included in the fiscal year 2021 omnibus spending bill and will remain in effect through September 30, 2021.  If the Appropriation Rider is not extended in the future, the risk of federal enforcement and override of state medical marijuana laws would increase.

Despite the rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana-related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for us and our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

We could become subject to racketeering laws

The Racketeer Influenced Corrupt Organizations Act (“RICO”) is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Any violation of RICO could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of our business activities or divestiture.

Banking regulations could limit access to banking services and expose us to risk

In February 2014, the FCEN of the U.S. Department of the Treasury issued the FCEN Memo. The FCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, any cannabis operations we develop may have the effect of  limiting our access to banking or other financial services in the United States. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Strengthening the Tenth Amendment Through Entrusting States Act, the Marijuana Opportunity, Reinvestment and Expungement Act and the Secure and Fair Enforcement Banking Act, there can be no assurance that any of these pieces of legislation will become law in the United States.

Further legislative development beneficial to our operations is not guaranteed

The success of our planned business expansion into cannabis products will depend on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect the demand for our product and operations.

Changing legislation and evolving interpretations of the law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our planned cannabis operations. Local, state, and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our planned cannabis business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Dependence on client licensing

Our planned cannabis business will be dependent on us obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for us to operate our planned cannabis businesses will be obtained, retained or renewed. If a licensing body were to determine that we had violated applicable rules and regulations, there is a risk the license granted to us could be revoked, which could adversely affect our operations.

Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

The cannabis industry is an evolving industry and we must anticipate and respond to changes.

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify any risks specific to the cannabis industry that would be applicable to our planned cannabis operations, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Quarterly Report, which could materially and adversely affect the development of our cannabis business and our future financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. Our long-term success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

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

10.1	2011 Equity Incentive Plan, as readopted (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on May 19, 2021).
10.2	5.00% Senior Unsecured Convertible Debenture due July 14, 2023 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on July 20, 2021).
10.3

Registration Rights Agreement dated July 14, 2021 between the Company and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021).

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 12, 2021

JONES SODA CO. (Registrant)

By:	/s/ Joe Culp
Joe Culp
Controller, Principal Financial Officer, and Principal Accounting Officer