Form 10-Q
period 2021-09-30
JONES SODA CO
filed 2021-11-10
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 25, 2021, there were 67,840,941 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to effectively utilize the proceeds from our recent financings;

●	Our ability to consummate the transactions contemplated by the Arrangement Agreement (as defined below) and to recognize the anticipated benefits of such transactions;

●	Our ability to execute our plans to develop and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,922	$4,614
Accounts receivable, net of allowance of $99 and $93	2,686	1,581
Inventory	1,483	1,856
Prepaid expenses and other current assets	275	193
Total current assets	10,366	8,244
Fixed assets, net of accumulated depreciation of $605 and $554	261	305
Other assets	33	33
Right of use lease asset	392	471
Total assets	$11,052	$9,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,571	$1,385
Lease liability, current portion	107	102
Accrued expenses	1,295	853
Taxes payable	12	6
Current portion of convertible subordinated notes payable, net	90	-
Current portion of accrued interest expense	7	-
Current portion of SBA Loan	-	140
Total current liabilities	3,082	2,486
Net convertible subordinated notes payable, net of current portion	1,741	1,386
Accrued interest expense, net of current portion	21	232
SBA loan, net of current portion	-	195
Lease liability, net of current portion	294	375
Total liabilities	5,138	4,674
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 67,837,191 shares and 61,975,748 shares, respectively	75,979	73,953
Accumulated other comprehensive income	389	411
Accumulated deficit	(70,454)	(69,985)
Total shareholders’ equity	5,914	4,379
Total liabilities and shareholders’ equity	$11,052	$9,053

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,565	$3,541	$11,880	$9,431
Cost of goods sold	3,102	2,619	8,255	7,341
Gross profit	1,463	922	3,625	2,090
Operating expenses:
Selling and marketing	733	642	2,104	1,924
General and administrative	716	674	2,147	2,136
Total operating expenses	1,449	1,316	4,251	4,060
Income (loss) from operations	14	(394)	(626)	(1,970)
Interest income	1	2	3	23
Interest expense	(76)	(40)	(160)	(116)
Other income (expense), net	10	(11)	338	3
Loss before income taxes	(51)	(443)	(445)	(2,060)
Income tax expense, net	(8)	(7)	(24)	(19)
Net loss	$(59)	$(450)	$(469)	$(2,079)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average basic and diluted common shares outstanding	64,550,554	61,857,555	64,768,258	61,730,684

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net loss	$(59)	$(450)	$(469)	$(2,079)
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	25	(22)	(14)
Total comprehensive loss	$(124)	$(425)	$(491)	$(2,093)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended September 30, 2020
Balance as of June 30, 2020	61,667,668	$73,846	$303	$(68,617)	$5,532
Share based payment activity	308,080	57	-	-	57
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(450)	(450)
Other comprehensive income	-	-	25	-	25
Balance as of September 30, 2020	61,975,748	$73,906	$328	$(69,067)	$5,167

Three months ended September 30, 2021
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074
Share based payment activity	-	26	-	-	26
Common stock issuance on conversion of notes payable	2,216,479	709	-	-	709
Exercise of stock options	643,035	229			229
Net loss	-	-	-	(59)	(59)
Other comprehensive loss	-	-	(65)	-	(65)
Balance as of September 30, 2021	67,837,191	$75,979	$389	$(70,454)	$5,914

Nine months ended September 30, 2020
Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Share based payment activity	409,672	124	-	-	124
Beneficial conversion feature on paid-in-kind interest	-	9	-	-	9
Net loss	-	-	-	(2,079)	(2,079)
Other comprehensive loss	-	-	(14)	-	(14)
Balance as of September 30, 2020	61,975,748	$73,906	$328	$(69,067)	$5,167

Nine months Ended September 30, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based payment activity	-	107	-	-	107
Common stock issuance on conversion of notes payable	5,064,137	1,620	-	-	1,620
Exercise of stock options	797,306	296			296
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(469)	(469)
Other comprehensive loss	-	-	(22)	-	(22)
Balance as of September 30, 2021	67,837,191	$75,979	$389	$(70,454)	$5,914

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(469)	$(2,079)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	142	93
Stock-based compensation	107	130
Change in allowance for doubtful accounts	6	40
Forgiveness of PPP SBA loan	(335)	-
Loss on sale of fixed asset	5	-
Changes in operating assets and liabilities:
Accounts receivable	(1,142)	(880)
Inventory	374	177
Prepaid expenses and other current assets	(80)	73
Accounts payable	186	366
Accrued expenses	495	223
Taxes payable	6	(3)
Other liabilities	3	3
Net cash used in operating activities	(702)	(1,857)
INVESTING ACTIVITIES:
Sale of fixed assets	4	-
Purchase of fixed assets	(35)	(184)
Net cash used in investing activities	(31)	(184)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	295	-
Proceeds from issuance of convertible notes, net	1,741
Proceeds from PPP SBA loan	-	335
Payment of taxes on RSU withholding	-	(6)
Net cash provided by financing activities	2,036	329
Net change in cash and cash equivalents	1,303	(1,712)
Effect of exchange rate changes on cash	5	(6)
Cash and cash equivalents, beginning of period	4,614	5,969
Cash and cash equivalents, end of period	$5,922	$4,251
Supplemental disclosure:
Cash paid during period for:
Income taxes	$16	$17
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$1,621	$-
Recognition of lease liability and right-of-use asset	-	556
Beneficial conversion feature on convertible notes and accrued interest	4	9

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2021, we had cash and cash-equivalents of approximately $5.9 million and working capital of approximately $7.3 million. Net cash used in operations during the nine months ended September 30, 2021 and 2020 totaled approximately $702,000 and $1.9 million, respectively.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 14, 2021, we received net proceeds of $1.7 million in connection with the issuance of an unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “Convertible Debenture”).

We believe that the recent financing helps alleviate the conditions which initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, even with these proceeds, we may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the receipt of any proceeds from the planned Concurrent Offering (defined below) as well as from any other financing we complete in connection with the Arrangement (defined below),  our strategic initiatives and operating plans, our ability to execute our plans to develop and market cannabis-infused beverages and edibles and the timing and costs of the development of this new product line, our estimates of the size of the markets for our potential cannabis products, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain.

Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. In addition, the terms of the Convertible Debenture restrict, among other things, the amount of additional debt the Company can incur, as well as the number of shares of common stock the Company may issue, without the consent of the debentureholder.  Moreover, any debt or equity financing alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions, in addition to the Arrangement, Concurrent Financing and any related financings that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Effective March 1, 2021, title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. Prior to March 1, 2021, shipping terms varied from customer to customer. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $36,000 and $18,000 for the three months ended September 30, 2021 and 2020, respectively, and $91,000 and $54,000 for the nine months ended September 30, 2021 and 2020, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 24, 2021 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended September 30, 2021 and 2020, our revenue was reduced by $377,000 and $526,000, respectively, and for the nine months ended September 30, 2021 and 2020, each by $1.2 million, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $99,000 and $93,000 as of September 30, 2021 and December 31, 2020, respectively, were netted against accounts receivable. No impairment losses were recognized as of September 30, 2021 and December 31, 2020. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of September 30, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors, made up 19% of our outstanding accounts receivable. As of December 31, 2020, Lassonde made up 18% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the quarters ended September 30, 2021 and 2020, outstanding stock options amounting to 3,199,573 and 3,355,689 shares, shares issuable upon the conversion of the Convertible Notes (as defined in note 4) of 416,341 and 5,302,778, shares issuable upon the conversion of the Convertible Debenture (as defined in note 8) of 4,000,000 and 0, in each case at September 30, 2021 and 2020, respectively, were anti-dilutive.

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

2.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$855	$1,142
Raw materials	628	714
	$1,483	$1,856

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended September 30, 2021 and 2020, we recorded obsolete inventory expenses of $9,000 and $1,000, respectively. For the nine months ended September 30, 2021 and 2020, we recorded obsolete inventory expenses of $25,000 and $72,000, respectively.

3.	Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of September 30, 2021, this lease had a remaining lease term of 3.42 years.

During the quarters ended September 30, 2021 and 2020, we incurred rental expenses of $42,000 in each respective period, and during the nine months ended September 30, 2021 and 2020, we incurred rental expenses of $122,000 and $120,000, respectively. During the quarters ended September 30, 2021 and 2020, we made cash payments of $41,000 and $40,000, respectively and during the nine months ended September 30, 2021 and 2020, we made cash payments of $119,000 and $117,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows. As of September 30, 2021, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2021 (remaining)	$30
2022	122
2023	126
2024	130
2025	22
Total lease payments	430
Less: imputed interest	(29)
Total remaining lease liability	$401

4.	Convertible Subordinated Notes Payable

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

During the quarter ended September 30, 2021, Convertible Notes in the aggregate principal amount of $590,000 and related accrued interest were converted into an aggregate of 2,216,479 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $372,729, was credited to common stock and unamortized discounts in an amount equal to $11,000 were recognized as interest expense for the three months ended September 30, 2021. During the period from January 1, 2021 through September 30, 2021, Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into an aggregate of 5,064,137 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $801,000, was credited to common stock and unamortized discounts in an amount equal to $36,000 were recognized as interest expense for the nine months ended September 30, 2021. There were no Convertible Notes converted during the three or nine months ended September 30, 2020.

The fair value of our common stock on March 23, 2018, the initial closing date for the issuance of the Convertible Notes, was $0.36 per share; therefore, the Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on April 18, 2018, the second closing date for the issuance of the Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the Convertible Notes and was recorded with an increase to additional paid-in capital. This discount, along with the related closing costs amounting to $137,000, are amortized through interest expense over the term of the Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $1,000 and $88,000 at September 30, 2021 and December 31, 2020, respectively. The principal balance of notes payable to related parties amounted to $10,000 at September 30, 2021 and December 31, 2020.

Principal payment obligations on the Convertible Notes are as follows for the following years ending December 31 (in thousands):

2021 (remaining)	$-
2022	110
$110

5.	Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of September 30, 2021, the total number of shares of common stock authorized under the Plan was 12,084,032 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of September 30, 2021, there were 4,785,597 shares of unissued common stock authorized and available for future awards under the Plan.

In March 2021, the Board approved the readoption of the Plan to extend the expiration date thereof from April 1, 2021 to April 1, 2023 and obtained shareholder approval of such readoption at the annual meeting of shareholders held on May 13, 2021.

On September 30, 2021, our board of directors, upon the recommendation of our compensation committee, approved an amendment to the Plan to decrease the number of shares of common stock available for issuance pursuant to future awards under the Plan from 4,785,597 shares of common stock to 2,500,000 shares of common stock. As of such date, there were outstanding awards exercisable into an aggregate of 3,194,573 shares of common stock previous granted under the Plan; after such amendment, there is an aggregate of 5,694,573 shares of common stock reserved for issuance under the Plan. In addition, the Board approved an amendment to the outstanding awards previously granted under the Plan to provide that upon the closing of the Arrangement (as defined below), the vesting of such awards shall be accelerated, and such awards shall thereafter become immediately vested in full and the restrictions thereon shall lapse. If the Arrangement is not consummated, there shall be no accelerated vesting and the awards shall continue to vest in accordance with their original terms.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2021	3,589,783	$0.36
Options granted	1,003,450	0.36
Options exercised	(797,306)	0.37
Options forfeited/expired	(596,354)	0.49
Balance at September 30, 2021	3,199,573	$0.33
Exercisable, September 30, 2021	1,685,462	$0.37
Vested and expected to vest	2,748,575	$0.34

(b)	Restricted stock awards:

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

There was no restricted stock activity during the three and nine months ended September 30, 2021 and no unvested restricted stock awards at September 30, 2021. During the nine months ended September 30, 2020, 149,824 restricted stock awards vested, less 17,928 shares withheld as payment for taxes due in connection with the vesting of restricted stock awards.

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

At September 30, 2021, we had unrecognized compensation expense related to stock options of $138,000 to be recognized over a weighted-average period of 2.8 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Type of awards:
Stock options	$26	$55	$107	$118
Restricted stock	-	2	-	12
	$26	$57	$107	$130

Income statement account:
Selling and marketing	$5	$36	$30	$52
General and administrative	21	21	77	78
	$26	$57	$107	$130

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2021	2020
Expected dividend yield	—	—
Expected stock price volatility	73.9%	73.1%
Risk-free interest rate	0.7%	0.7%
Expected term (in years)	5.8	5.4
Weighted-average grant date fair-value	$0.23	$0.14

The aggregate intrinsic value of stock options outstanding at September 30, 2021 was approximately $2.1 million and for options exercisable was $1.0 million. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were 797,306 options exercised with an aggregate intrinsic value of $435,000 during the nine months ended September 30, 2021. There were no options exercised during the nine months ended September 30, 2020.

6.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Year Ended September 30,
	2021	2020	2021	2020
Revenue:
United States	$3,496	$2,354	$8,978	$6,783
Canada	1,033	1,134	2,808	2,577
Other countries	36	53	94	71
Total revenue	$4,565	$3,541	$11,880	$9,431

During the three months ended September 30, 2021 and 2020, one of our customers (Lassonde) represented an aggregate of approximately 20% and 29% of our revenue, respectively. During the nine months ended September 30, 2021 and 2020, one of our customers (Lassonde) represented an aggregate of approximately 21% and 25% of our revenue, respectively.

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

Under the terms of the CARES Act, the principal and accrued interest under the Note was forgivable after 24 weeks if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complied with PPP requirements. In May 2021, we received full forgiveness of our PPP Loan and recorded the gain on debt forgiveness in the amount of $334,500 in earnings, which was presented as “other income” on our condensed consolidated statements of operations for the nine months ended of September 30, 2021.

8.	2021 Unsecured Convertible Debenture

On July 14, 2021, we issued a $2,000,000 unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “Convertible Debenture”) that is convertible into units of the company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit (the “Conversion Price”), with each Jones Unit consisting of one share of our common stock (each a “Jones Share”) and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then-outstanding convertible/exercisable securities. Pursuant to the terms of the Convertible Debenture, upon satisfaction or waiver of the conditions precedent to the closing of the Arrangement (defined below), the entire principal amount on the Convertible Debenture and all accrued interest thereon shall automatically convert into Jones Units at the Conversion Price.

The Convertible Debenture matures on the earlier of July 14, 2023 or 60 days after either any agreement between Pinestar Gold Inc. (“Pinestar”) and us respecting the planned statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”) is terminated or the debentureholder receives notice from either Pinestar or us that the Plan of Arrangement is unlikely to occur within seven months of the date of the Convertible Debenture (the “Maturity Date”), and accrues interest a rate of 5.00% (which will increase to 18% if an Event of Default (as defined in the Convertible Debenture) occurs or in the event that the Plan of Arrangement does not occur within seven months of the date of Convertible Debenture) that is payable on the last day of December in each year commencing on December 31, 2021, as well as the Maturity Date, and the date on which all or any portion of the Convertible Debenture is converted or repaid.

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

In addition, we intend to pursue the development of new extensions to Jones products, including the potential commercialization of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, and plan to use the proceeds of the Convertible Debenture and transactions outlined in the Term Sheet (each as described below) exclusively for transaction costs and the expansion our business to the production and sale of cannabis-containing beverages, edibles and related products.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$4,565	100.0%	$3,541	100.0%	$11,880	100.0%	$9,431	100.0%
Cost of goods sold	(3,102)	(68.0%)	(2,619)	(74.0%)	(8,255)	(69.5%)	(7,341)	(77.8%)
Gross profit	1,463	32.0%	922	26.0%	3,625	30.5%	2,090	22.2%
Selling and marketing expenses	(733)	(16.1%)	(642)	(18.1%)	(2,104)	(17.7%)	(1,924)	(20.4%)
General and administrative expenses	(716)	(15.7%)	(674)	(19.0%)	(2,147)	(18.1%)	(2,136)	(22.6%)
Income (loss) from operations	14	0.3%	(394)	(11.1%)	(626)	(5.3%)	(1,970)	(20.9%)
Interest income	1	0.0%	2	0.1%	3	0.0%	23	0.2%
Interest expense	(76)	(1.7%)	(40)	(1.1%)	(160)	(1.3%)	(116)	(1.2%)
Other income (expense), net	10	0.2%	(11)	(0.3%)	338	2.8%	3	0.0%
Loss before income taxes	(51)	(1.1%)	(443)	(12.5%)	(445)	(3.7%)	(2,060)	(21.8%)
Income tax expense, net	(8)	(0.2%)	(7)	(0.2%)	(24)	(0.2%)	(19)	(0.2%)
Net loss	$(59)	(1.3%)	$(450)	(12.7%)	$(469)	(3.9%)	$(2,079)	(22.0%)
Basic and diluted net loss per share	$(0.00)		$(0.01)		$(0.01)		$(0.03)

	As of
	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$8,608	$6,195
Fixed assets, net	261	305
Total assets	11,052	9,053
Long-term liabilities	2,056	2,188
Working capital	7,284	5,758

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

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Revenue

For the quarter ended September 30, 2021, revenue increased by approximately $1.0 million, or 29%, to approximately $4.6 million compared to approximately $3.5 million for the quarter ended September 30, 2020. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. Additionally, our fountain business returned to growth through increased sales in the food service channel.

For the quarter ended September 30, 2021, trade spend and promotion allowances, which offset revenue, totaled approximately $377,000, a decrease of approximately $149,000, or 28%, compared to approximately $526,000 for the quarter ended September 30, 2020, due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended September 30, 2021, gross profit increased by approximately $541,000, or 59%, to approximately $1.5 million compared to approximately $922,000 for the quarter ended September 30, 2020 due to higher revenues in the quarter ended September 30, 2021, the continued shift to a more profitable product mix and our ongoing efforts to optimize supply chain and promotional costs. For the quarter ended September 30, 2021, gross margin increased to 32% from 26% for the quarter ended September 30, 2020. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2021 were approximately $733,000, an increase of approximately $91,000, or 14%, from approximately $642,000 for the quarter ended September 30, 2020. Selling and marketing expenses as a percentage of revenue decreased to 16% in the quarter ended September 30, 2021 from 18% in the same period in 2020 due to the increase in revenue during the 2021 period.  This increase in total selling and marketing expenses was primarily a result of the launch of multiple marketing programs, including our new augmented reality “Reel Label” series, multiple special release flavors, and additional digital marketing efforts such as the new Jones Soda phone application and an increase in paid social media, search engine optimization, influencer and email marketing efforts. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2021 and 2020, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $21,000 and $57,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2021 were approximately $716,000, an increase of approximately $42,000, or 6.2%, compared to approximately $674,000 for the quarter ended September 30, 2020. General and administrative expenses as a percentage of revenue decreased to 15.7% in the quarter ended September 30, 2021 from 18.1% in the same period in 2020. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2021 and 2020, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $27,000 and $25,000, respectively.

Interest Income

We earned approximately $1,000 of interest income for the quarter ended September 30, 2021, compared to $2,000 for the quarter ended September 30, 2020. This decrease was related to a decrease in interest rates for interest-bearing money market accounts.

Interest Expense

We incurred approximately $76,000 of interest expense for the quarter ended September 30, 2021, compared to approximately $40,000 for the quarter ended September 30, 2020. This increase was primarily related to the accrued interest associated with the Convertible Debenture entered into in July 2021.

Income Tax Expense

We incurred approximately $8,000 and $7,000 of income tax expense for the quarters ended September 30, 2021 and 2020, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2021 was approximately $59,000 compared to net loss of approximately $450,000 for the quarter ended September 30, 2020. This decrease in net loss was primarily due to the increase in revenues and gross profit.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

For the nine months ended September 30, 2021, revenue increased by approximately $2.4 million, or 26%, to approximately $11.9 million compared to approximately $9.4 million for the nine months ended September 30, 2020. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. Additionally, our fountain business returned to growth through increased sales in the food service channel.

For the nine months ended September 30, 2021, trade spend and promotion allowances, which offset revenue, totaled approximately $1.2 million, a decrease of approximately $49,000, or 4%, compared to approximately $1.2 million for the nine months ended September 30, 2020, due to the timing of incentive and retailer programs.

Gross Profit

For the nine months ended September 30, 2021, gross profit increased by approximately $1.5 million, or 73.4%, to approximately $3.6 million compared to approximately $2.1 million for the nine months ended September 30, 2020 due to higher revenues in the quarter ended September 30, 2021, the continued shift to a more profitable product mix and ongoing efforts to optimize supply chain and promotional costs. For the nine months ended September 30, 2021, gross margin increased to 30.5% from 22.2% for the nine months ended September 30, 2020. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2021 were approximately $2.1 million, an increase of approximately $180,000, or 9.4%, from approximately $1.9 million for the nine months ended September 30, 2020. Selling and marketing expenses as a percentage of revenue decreased to 17.7% for the nine months ended September 30, 2021 from 20.4% in the same period in 2020 due to the increase in revenue during the 2021 period. This increase in total selling and marketing expenses was primarily a result of the launch of multiple marketing programs, including our new augmented reality “Reel Label” series, multiple special release flavors, and additional digital marketing efforts such as the new Jones Soda phone application and an increase in paid social media, search engine optimization, influencer and email marketing efforts. We will continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2021 and 2020, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $80,000 and $92,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were approximately $2.1 million, an increase of approximately $11,000, or 0.5%, compared to approximately $2.1million for the nine months ended September 30, 2020. General and administrative expenses as a percentage of revenue decreased to 18.1% in the nine months ended September 30, 2021 from 22.6% in the same period in 2020. We will continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2021 and 2020, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $97,000 and $83,000, respectively.

Interest Income

We earned approximately $3,000 of interest income for the nine months ended September 30, 2021, compared to $23,000 for the nine months ended September 30, 2020. This decrease was related to a significant decrease in interest rates for interest-bearing money market accounts.

Interest Expense

We incurred approximately $160,000 of interest expense for the nine months ended September 30, 2021, compared to approximately $116,000 for the nine months ended September 30, 2020. This increase was primarily related to the accrued interest associated with the Convertible Debenture entered into in July 2021.

Income Tax Expense

We incurred approximately $24,000 and $19,000 of income tax expense for the nine months ended September 30, 2021 and 2020, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Other income (expense)

We incurred approximately $338,000 and $3,000 of other income during the nine months ended September 30, 2021 and 2020, respectively. This increase in other income is due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500 during the nine months ended September 30, 2021.

Net loss

Net loss for the nine months ended September 30, 2021 was approximately $469,000 compared to net loss of approximately $2.1 million for the nine months ended September 30, 2020. This decrease in loss was primarily due to the increase in gross profit, increase in revenue, and forgiveness of our PPP loan that occurred during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash-equivalents of approximately $5.9 million and working capital of approximately $7.3 million. Net cash used in operations during the nine months ended September 30, 2021 and 2020 totaled approximately $702,000 and $1.9 million, respectively.

During the nine months ended September 30, 2021 and 2020, we received $295,000 and $0, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities.  This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern. On July 14, 2021, we received net proceeds of $1.7 million in connection with the Convertible Debenture described below under “Recent Developments”. We believe that this recent financing will help alleviate the conditions which we believed initially indicated substantial doubt about our ability to continue as a going concern. However, we have experienced and continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, even with the proceeds of this financing, we may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of additional financing to fund those needs will depend on a number of factors, including the receipt of any proceeds from the planned Concurrent Offering (defined below) as well as from any other financing we complete in connection with the Arrangement (defined below), our strategic initiatives and operating plans, our ability to execute our plans to develop and market cannabis-infused beverages and edibles and the timing and costs of the development of this new product line, our estimates of the size of the markets for our potential cannabis products, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan.  We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain.

Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. In addition, the terms of the Convertible Debenture restrict, among other things, the amount of additional debt we can incur, as well as the number of shares of common stock we may issue, without the consent of the debentureholder.  Moreover, any debt or equity financing alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions in addition to the Arrangement, Concurrent Financing and any related financings that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

As of the date of this Quarterly Report, as a result of our cash on hand as well as the issuance of the Convertible Debenture, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 24, 2021. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2021.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed on October 22, 2021, on October 18, 2021, we entered into the Arrangement Agreement with Pinestar pursuant to which we agreed to acquire all of the issued and outstanding shares of Pinestar on the basis of one share of our common stock (each, a “Jones Share”) for each common share of Pinestar (each, a “Pinestar Share”) (after Pinestar completes a consolidation of the Pinestar Shares whereby 10.031 pre-consolidated Pinestar Shares are consolidated into one consolidated Pinestar Share (the “Consolidation”)) by way of a court approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”). Additionally, Pinestar currently has outstanding 16,800,000 existing common share purchase warrants (the “Pinestar Warrants”) and, as a result of the Consolidation, the exercise price of, and the number of Pinestar Shares issuable pursuant to the Pinestar Warrants shall be adjusted in accordance with their terms to account for the Consolidation, resulting in an aggregate of approximately 1,674,808 post-Consolidated Pinestar Warrants, subject to rounding, each exercisable for the purchase of one post-Consolidation Pinestar Share at a price of Cdn$0.06 per share. As part of the Arrangement, an aggregate of 700,000 post-Consolidation Pinestar Warrants will be transferred to us for no consideration (and subsequently cancelled), and the obligations in respect of each remaining post-Consolidated Pinestar Warrant will be assumed by us and each such remaining post-Consolidated Pinestar Warrant will become exercisable into one Jones Share at a price of Cdn$0.06 per share.

In connection with the Arrangement, Pinestar agreed to complete an offering expected to be for subscription receipts (“Subscription Receipts”) for minimum aggregate gross proceeds of US$8,000,000, at a price per Subscription Receipt equal to US$0.50 (the “Concurrent Offering”). The Arrangement Agreement provides that each Subscription Receipt will automatically convert into one Pinestar Share and one new common share purchase warrant of Pinestar, which will then be immediately exchanged for, or adjusted into, Jones Shares and share purchase special warrants of our company in accordance with a 1:1 exchange ratio as part of the Arrangement.

The Arrangement Agreement also provides that upon the closing of the Arrangement, our board of directors will consist of Jamie Colbourne, Mark Murray, Clive Sirkin, Paul Norman, Alex Spiro and an additional director to be determined by us.

The Arrangement is subject to a number of conditions being satisfied or waived by one or both of us and Pinestar at or prior to closing of the Arrangement, including approval of the Arrangement by Pinestar’s shareholders, completion of the Consolidation, the surrender of the 700,000 post-Consolidation Pinestar Warrants discussed above, and the receipt of all necessary regulatory and court approvals and the satisfaction of certain other closing conditions customary for a transaction of this nature, including completion of the Concurrent Offering, and the conditional approval of the listing of the Jones Shares on the Canadian Securities Exchange. The Arrangement Agreement also includes customary provisions, including non-solicitation, right-to-match and fiduciary out provisions, as well as certain representations, covenants and conditions that are customary for a transaction of this nature. A termination fee of US$200,000 may be payable by either party in the case of certain terminating events.

The issuance of the Jones Shares to the holders of Pinestar Shares (including Pinestar Shares to be received upon the exercise of Subscription Receipts) in the Arrangement are intended to be exempt from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) of the Securities Act.

As previously disclosed, our former independent registered public accounting firm, BDO USA, LLP, resigned as our independent registered public accounting firm effective as of September 9, 2021. On September 30, 2021, through and with the approval of our audit committee, we appointed Armanino LLP as our independent registered public accounting firm.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.

(b)	Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below:

The recent resignation of our independent accounting firm could delay our future SEC filings and adversely affect our business.

As previously disclosed, on September 9, 2021, BDO USA, LLP resigned as our independent registered public accounting firm, and on September 30, 2021, through and with the approval of our audit committee, we appointed Armanino LLP as our new independent registered public accounting firm.  The process of engaging and onboarding a new accounting firm can be costly and time consuming for management.  While we do not expect the change in auditors to delay our future filings with the SEC, such a delay is possible if we are unable to timely engage and onboard the new accounting firm. These events could adversely affect our financial condition and results of operations or impact our ability to obtain financing.

There can be no assurance that we will be able to consummate the transactions described in the Arrangement Agreement and any such failure would have a material adverse impact on our financial condition, business results and prospects.

As previously disclosed, we recently entered into the Arrangement Agreement with Pinestar and we intend to consummate the Arrangement with Pinestar, and Pinestar intends to consummate an offering of Subscription Receipts. There are no assurances that the proposed Arrangement and/or corresponding offering of Subscription Receipts will be consummated. There are many conditions to the closing of the Arrangement, many of which are outside of the parties’ control and it cannot be predicted whether these conditions will be satisfied. There are no assurances when or if closing will occur, and there are many factors that may cause the closing to not occur.  In addition, the parties may not recognize the anticipated benefits of the Arrangement, which may be affected by, among other things, the ability to meet the listing standards of any Canadian stock exchange following the consummation of the Arrangement, costs related to the proposed Arrangement, the timing of the completion of the Arrangement, our ability to execute our plans to develop and market cannabis-infused beverages and edibles and the timing and costs of the development of this new product line, our estimates of the size of the markets for our potential cannabis products, potential litigation involving the company, global economic conditions, geopolitical events and regulatory changes, and access to additional financing. Other factors include the possibility that the Arrangement does not close, including due to the failure to receive required security holder and/or court approvals, or the failure of other closing conditions. Any failure of the Arrangement and offering of Subscription Receipts to close would have a material adverse impact on our financial condition, business results and prospects.

The terms of the Arrangement Agreement require changes in our board of directors, which may have a material adverse impact on our operations.

The Arrangement Agreement provides that upon the closing of the Arrangement, our board of directors will consist of Jamie Colbourne, Mark Murray, Clive Sirkin, Paul Norman, Alex Spiro and an additional director to be determined by us.  This represents a material change in the composition of our board.  Leadership transitions may cause disruption to our business, result in operational and administrative inefficiencies and added costs, and adversely affect our corporate governance, internal controls, enterprise risk management, business models and strategic priorities. In addition, we may experience a loss of institutional knowledge about our company and historical operations, which could have a material adverse impact on our business condition.

The terms of the Convertible Debenture limit our ability to take certain actions.

Under the terms of the Convertible Debenture, we are subject to certain affirmative covenants, including the requirement that we make payments in a timely manner, perform the other covenants under the Convertible Debenture, maintain our corporate existence, conduct our business in material compliance with applicable laws, use the proceeds for the costs and expenses related to the Arrangement and to pursue the production of cannabis-containing beverages and related products, maintain our books and records, pay our taxes, maintain our insurance, provide notice of any event of default, and reserve and keep available sufficient shares for issuance upon the conversion of the Convertible Debenture and the warrants issued in connection with the Convertible Debenture.  In addition, we agreed not to take certain actions without the approval of the debentureholder. Such actions include (a) amending our articles of incorporation or bylaws; (b) except for certain shares authorized under the Convertible Debenture, offering or selling any equity or debt securities, including options, warrants or convertible securities; (c) except for a potential secured credit facility in an amount not to exceed $2 million, incurring indebtedness; (d) changing the strategy or principal lines of our business; (e) liquidating, dissolving or winding up our affairs; (f) entering into any transaction with any affiliate, officer, director, employee or holder of more than five percent (5%) of our capital stock, calculated on a fully diluted basis; (g) making any single expenditure or series of related expenditure using the proceeds from the Convertible Debenture that exceeds $25,000, individually or in the aggregate; (h) selling, transferring or otherwise disposing of any property other than certain exceptions set forth in the Convertible Debentures; or (i) making any investment in any other person. If requested by us, the debentureholder may elect not to allow us to take these actions. In the event that we are unable to take these actions, our interests and those of our shareholders may be materially and adversely affected.

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

Our repayment obligations under the Convertible Debenture would be accelerated if the Arrangement is not completed.

If for whatever reason the Arrangement is terminated, or either we or Pinestar gives notice to the debentureholder that the Arrangement is unlikely to occur within seven months from the date of the Convertible Debenture, all outstanding principal and accrued and unpaid interest under the Convertible Debenture becomes due and payable within 60 days of such termination/notification date.  Since completion of the Arrangement will be subject to several conditions, many of which are outside our control, there is a significant risk that the Arrangement will not be consummated, which would require us to repay the entire principal amount of the Convertible Debenture on an accelerated basis. We may not have sufficient cash reserves or have access to sufficient liquid funds to be able to cover such an obligation within such accelerated timeline, which would materially adversely affect our business and impact our ability to continue our operations. Even if sufficient funds were then available, making such a large payment could materially adversely affect our financial condition or results of operations and we may not be able to continue operations.  If we cannot continue operations, our shareholders would likely lose most or all of their investment in us.

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

10.1	Arrangement Agreement dated October 18, 2021 between the Company and Pinestar Gold Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on October 22, 2021).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 10, 2021

JONES SODA CO. (Registrant)

By:	/s/ Joe Culp
Joe Culp
Controller, Principal Financial Officer, and Principal Accounting Officer