Form 10-K
period 2021-12-31
JONES SODA CO
filed 2022-03-14
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $29,707,980 using the closing price on that day of $0.50.

As of February 28, 2022, there were 91,866,024 shares of the registrant's common stock issued and outstanding.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” “Jones Soda,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries.

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

● Our ability to continue to effectively utilize the proceeds from (a) our recent financings, including the 2021 Debenture (as defined below) financing and the Contingent Convertible Debentures (as defined below) financing and (b) the Pinestar Subscription Receipts (as defined below), the proceeds of which were received by the Company as a result of the completion of the Plan of Arrangement (as defined below);

● Our ability to recognize the anticipated benefits of the transactions contemplated by the Plan of Arrangement;

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

● Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

● Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace and the Canadian Stock Exchange, including the level of trading activity, volatility or market liquidity.

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, following the closing of the Plan of Arrangement, we intend to use the proceeds from our recent financings for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

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

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with labels featuring photos sent to us by our consumers. We also sell Jones Soda on fountain, utilizing consumer photos on the fountain equipment and cups. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Additionally, we release various label campaigns that celebrate our consumers and the positive impact such consumers have on the world; for example in 2020, we released our “Messages of Hope” labels that convey the spirit of resilience that has emerged during the COVID-19 pandemic, featuring photographs such as a rainbow mural thanking essential workers and chalk art proclaiming that “We’re All In This Together.” Equally differentiating are the distinctive names of our products such as FuFu Berry, and the fact that our products are made from high quality ingredients, including cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.

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

We continue to see growing interest from larger quick service restaurants, corporate accounts, retailers, celebrity chefs and a variety of other outlets looking for differentiated offerings in their fountain soda. In fact, in January and February of 2022 we released our Jones Soda Root Beer fountain products throughout all Costco Business Centers in the USA. We feel that Jones on fountain enhances the consumer experience, while appealing to a broad demographic. Our national brand awareness and customer-centric approach make us unique compared to other craft soda competitors within this category.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●	Release and grow the new product line of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products; and,

●	Increase distribution of Lemoncocco in the United States and Canada.

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

For the year ended December 31, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 21% of revenue. We intend to continue to expand our distributor network and DTR accounts, which may result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Sales

Our products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2021, sales in the United States represented approximately 77% of total sales, while sales in Canada represented approximately 22% (primarily through our distributor relationship with Lassonde), and we had approximately 1% in other international sales.

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

New in 2021, we “brought our labels to life” with a series of augmented reality labels showcasing 15 extreme athletes and artists in action that appeared on 1.5 million bottles. Building on Jones Soda’s long-time association with action sports and creators of all kinds, the initial labels spotlight influencers ranging from a gravity-defying professional scooter rider with 150,000 Instagram followers to a tattoo artist, jewelry designer and street muralist. These labels are activated with a new Jones Soda app and shoppers simply download the Jones Soda app and use their phone camera to scan the image on any bottle carrying a “Reel Label” icon. The scan triggers a short video bringing the viewer inside the unique world of its creator, whether he or she is painting a mural in time-lapse or doing a hardflip at the skatepark.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have a successful history of positioning ourselves in alternative accounts with the intent to be where national mainstream brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including Ultimate Fighting Championship, auto-racing, skateboarding, BMX biking, snowboarding and skiing. This includes the utilization of a fully branded Jones recreational vehicle with “The People’s Craft Soda” stated on the side that has proven to attract attention and promote our brand. We used this recreational vehicle in 2020 when legendary skateboarder Tony Hawk partnered with us by taking a 10-day tour with his family that included stops at a bison ranch, various national parks, and multiple skateparks. Along the way, Tony Hawk created photo and video content showcasing his family’s adventures that will be featured on both Hawk’s and Jones’ social media channels. In addition, we have a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands.

Social Media

Our core marketing pillar is the open access our consumers have to define the brand through our social media channels and our website at Jonessoda.com. We actively participate in social media campaigns as a way of direct engagement with our consumers in order to listen to their voices and better understand their issues and changes in consumer trends. Social media represents one of the largest shifts in modern business away from static advertising, and we have had success in creating social media hubs through forums such as Facebook, Twitter and Instagram. Our consumers have responded by bringing us onto their social media pages and into their lives, creating a personal connection that we believe helps ensure they are actively engaged with our brand and our products.

Consumer-Submitted Photos

We are well-known for the consumer submitted photos on our labels and cans. We invite our consumers to send us photos of their lives, and we select from those photos for use on our labels. Photos can be submitted through our website at our “Jones Soda Photo Gallery.”

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

Events

In addition to all of the above marketing efforts, we are also investing in various events that are in alignment with our brand demographic. We invest in skateboarding events and partner with like-minded companies that we believe maintain a similar connection to our core demographic. At these events, we are able to display our logo and participate in sampling activities where we encourage the tasting of our products to encourage purchases of our brand at retail establishments where our products are sold. We anticipate investing in more of these events as we focus on marketing efforts in support of our core brand, Jones Soda, subject to any ongoing restrictions that may be imposed by the COVID-19 pandemic or any other future pandemics.

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

We believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. Recently, we announced our new Nootropic Supplement in partnership with Mike Tyson and Wesana Health which includes two new flavors called Tyson’s Punch and Tiger’s Blood, both of which feature fruity, crisp, and flavor-forward taste profiles that are great complements to the functional nootropic experience. Additionally, we have partnered with ICEE to create the popular Cherry flavor as the newest entry in our Special Release program featuring limited-edition flavors that combines the familiar Jones Soda label design with the ICEE logo and a whimsical drawing of ICEE’s bear mascot to facilitate brand recognition on the shelf.  We also intend on launching a line of cannabis-infused sodas, syrups and gummies under a new brand, “Mary Jones”.

In addition to creating new brands, we believe we need to continuously improve our core product line, Jones Soda, as consumer tastes continue to change. We intend that each new flavor of Jones Soda that we introduce will be made with less sugar and no artificial colors or flavors whenever possible. In addition, we continue to re-formulate and re-introduce lower calorie content versions of each of our existing flavors of Jones Soda as and when we believe we have created an acceptable replacement that will appeal to existing customers and attract new customers.

Moreover, in addition to the above extensions to the Jones Soda brand, we have created and launched a brand with its own separate identity from the Jones Soda brand, Lemoncocco®. We believe that Lemoncocco represents a new category in the non-carbonated beverage industry and that developing a separate all-natural beverage brand is an important opportunity for our company.

Competition

Premium Beverage Industry

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

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions, and when warranted.

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

Cannabis Industry

We anticipate facing intense competition in the Cannabis industry from other companies, some of which can be expected to have longer operating histories and more financial resources and longer history of the production and marketing of cannabis than then we do. Competitors are primarily branded and private label cannabis companies who are operating in multiple states. We believe we will be in direct competition with Keef Brands, Cann Social Tonics, and Tonik Beverages, none of which are national consumer packaged goods brands in the United States. We are currently confident that our cannabis products will be highly competitive. We intend to seek a competitive advantage by applying our brand name recognition to our planned cannabis products and by offering quality cannabis products to our loyal customer base. Because of the early stage of the cannabis industry in the United States and Canada, we also expect to face additional competition from new entrants. If the number of users of medical and recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies. To remain competitive, the believe we will be required to make a high level of investment in our planned licenses, partnerships, branding, products and technologies, distribution, research and development, marketing, sales and client support. We may not have sufficient resources to maintain its marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations of our planned cannabis business.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2022. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection through 2022.

As the global supply chain continues to see disruptions, there is higher risk for continued labor shortages, raw material cost increases, and increased costs of transportation that will adversely impact our business. The extent to which the global supply chain disruptions may continue to impact our results of operations, including the long-term nature of the impact, depends on numerous evolving factors, which are highly uncertain and difficult to predict.

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

Planned Cannabis Operations

On July 14, 2021, we received $2,000,000 from the issuance of an unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “2021 Debenture”). On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures (the “Contingent Convertible Debentures”). Lastly, on February 15, 2022, we issued an aggregate of 20,000,048 Jones Shares in connection with the completion of the previously announced acquisition of all the issued and outstanding common shares (the “Pinestar Shares”) of Pinestar Gold Inc. (the “Pinestar”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) whereby the outstanding Pinestar Shares were exchanged for newly issued Jones Shares on a one-for-one basis. The Plan of Arrangement had previously been approved by both Pinestar’s shareholders as well as by the Supreme Court of British Columbia after such court held a hearing on the fairness of the terms and conditions of the Plan of Arrangement at which all Pinestar shareholders had the right to appear.  In connection with the Plan of Arrangement, Pinestar completed an offering for subscription receipts (“Subscription Receipts”) for aggregate gross proceeds of $8,000,000 and, following the Plan of Arrangement, we now have access to those proceeds. Pursuant to the terms of the 2021 Debenture and the Contingent Convertible Debentures we must use the proceeds from these financings for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

Utilizing the funds received in connection with the 2021 Debenture, the Plan of Arrangement transaction and the Contingent Convertible Debenture financing,  we intend to develop, market and distribute cannabis-infused beverages, edibles and related products utilizing the “Jones Soda” and “Mary Jones” brand names to complement our existing soda beverage business. Our management has recently entered into licensing agreements with manufacturers and distributors of Jones’ planned cannabis products and is also considering pursuing possible strategic acquisitions of manufacturing and bottling companies that have the ability to manufacture premium cannabis infused products. We currently intend to operate our planned cannabis operations under several newly created subsidiaries that will be separate from our current soda beverage business. In November 2021, We incorporated Jones Soda Cannabis Inc., as a wholly-owned subsidiary of Jones Soda that will act as a holding company for our subsidiaries in each of the states in which we intend to operate our cannabis business. We also hired in October 2021 a Chief Marketing Officer and are in the process building our cannabis team.

Regulation

Premium Beverage Business

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

Planned Cannabis Business

Application of Federal Law

Although certain states have legalized either medical marijuana or medical and adult use cannabis, at the federal level, cannabis currently remains a Schedule I drug under the Controlled Substances Act of 1970 (21 U.S.C. §§ 811 et seq.). Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, cannabis related practices or activities, including without limitation, the cultivation, manufacture, importation, possession, use, or distribution of cannabis, remain illegal under United States federal law.

Although federally illegal, the U.S. federal government’s approach to enforcement of such laws has trended toward non-enforcement. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices (federal prosecutors). The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly regulated medical or recreational cannabis programs. While not legally binding, and merely prosecutorial guidance, the Cole Memorandum laid a framework for managing the tension between state and federal laws concerning state regulated marijuana businesses.

However, on January 4, 2018 the Cole Memorandum was revoked by Attorney General Jeff Sessions. While this did not create a change in federal law, as the Cole Memorandum was not itself law, the revocation removed the DOJ’s guidance to U.S. Attorneys that state regulated cannabis industries substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority.

In addition to his revocation of the Cole Memorandum, Attorney General Sessions also issued a one-page memorandum known as the “Sessions Memorandum.” The Sessions Memorandum confirmed the rescission of the Cole Memorandum and explained the rationale of the DOJ in doing so: the Cole Memorandum, according to the Sessions Memorandum, was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.”

While the Sessions Memorandum emphasizes that marijuana is a Schedule I controlled substance, and reiterates the statutory view that cannabis is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise indicate that the prosecution of marijuana-related offenses is now a DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such discretion is firmly in the hands of U.S. Attorneys in deciding whether to prosecute marijuana-related offenses. Our outside U.S. counsel continuously monitors all U.S. Attorney comments related to regulated medical and adult-use cannabis laws to assess various risks and enforcement priorities within each jurisdiction. Dozens of U.S. Attorneys across the country have affirmed that their view of federal enforcement priorities has not changed, although a few have displayed greater ambivalence.

In his February 2021 confirmation hearing, current Attorney General Merrick Garland affirmed the principles of prosecutorial discretion from the rescinded Cole Memorandum.  He noted that “It does not seem to me a useful use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana either medically or otherwise.”  Attorney General, Merrick Garland, has not officially indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains.

Regardless, marijuana remains a Schedule I controlled substance at the federal level, and neither the Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. From a regulatory and enforcement perspective, the criminal risk today remains identical to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered.

Additionally, under U.S. federal law it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from marijuana sales or any other Schedule I substance. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy. Despite these laws, the U.S. Department of the Treasury issued a memorandum in February of 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned marijuana businesses. Under these guidelines, financial institutions must submit a “suspicious activity report” (“SAR”) as required by federal money laundering laws. These marijuana related SARs are divided into three categories: marijuana limited, marijuana priority, and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated.

On the same day the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memo”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of marijuana-related conduct. The 2014 Cole Memo has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes was not a DOJ priority.

However, Attorney General Sessions’ revocation of the Cole Memorandum and the 2014 Cole Memo has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memo and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum can act as a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact.

Enforcement Proceedings under Federal Law

            Although the Cole Memorandum and 2014 Cole Memo have been rescinded, the United States Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. The United States Congress has passed appropriations bills each of the last three years that included the Rohrabacher Amendment Title: H.R.2578 — Commerce, Justice, Science, and Related Agencies Appropriations Act, 2016, which by its terms does not appropriate any federal funds to the U.S. DOJ for the prosecution of medical cannabis offenses of individuals who are in compliance with State medical cannabis laws. Subsequent to the issuance of the Sessions Memorandum on January 4, 2018, the United States Congress passed its omnibus appropriations bill, SJ 1662, which for the fourth consecutive year contained the Rohrabacher-Blumenauer Amendment language (the “Leahy Amendment”) and continued the protections for the medical cannabis marketplace and its lawful participants from interference by the DOJ up and through the 2018 appropriations deadline of September 30, 2018. The deadline has passed, but the Leahy Amendment has remained in effect by virtue of a series of short-term spending bills signed on September 28, 2018, December 7, 2018, January 25, 2019 and February 8, 2019. On February 15 the amendment was renewed through the signing of the fiscal year 2019 omnibus spending bill, effective through September 30, 2019.  On May 16, 2019, a House subcommittee released a base appropriations bill with the amendment included. On September 26, 2019 the Senate Appropriations Committee approved a base appropriations bill with the amendment included. On September 27, 2019 the amendment was renewed through a stopgap spending bill, and again on November 21, 2019.  On December 20, 2019 the amendment was renewed through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020.  In July 2020, a House subcommittee introduced a base appropriations bill with the amendment included.  The amendment was then renewed through a series of stopgap spending bills on October 1, 2020 December 11, 2020 December 18, 2020 December 20, 2020 and December 22, 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021, at which time the United States Congress must either pass an omnibus appropriations bill for fiscal year 2022 or pass another short-term spending bill, or it will face another shutdown of the federal government, at which time the Leahy Amendment would no longer be in effect. However, it may or may not be included in the final appropriations package, and its inclusion or non-inclusion, as applicable, is subject to political changes.

State Regulatory Environment

The following sections describe the legal and regulatory landscape in California, which is the first state where we intend to  commence our planned cannabis operations. While we will work to ensure that our operations comply with applicable state laws, regulations, and licensing requirements, for the reasons described above and the risks further described under the heading “Risk Factors”, there are significant risks associated with our planned cannabis business. Readers are strongly encouraged to carefully read and consider all of the risk factors contained under the heading “Risk Factors” below.

California Regulatory Landscape

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief.

In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult-use marijuana program for adults 21 years of age or older. AUMA had some conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. The four agencies that originally regulated marijuana at the state level were the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture (“DFA”), California Department of Public Health (“DPH”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018.

On July 1, 2019, California enacted A.B. 97. In relevant part, the bill authorizes licensing authorities to issue citations and fines to a licensee or an unlicensed person who violates MAUCRSA. The maximum fine is $5,000 per violation for licensees and $30,000 per violation for unlicensed persons. Each day of a violation constitutes a separate violation.

A.B. 97 also repeals a prior requirement that an applicant for a provisional license first hold a temporary license. The bill also requires applicants for provisional licenses to submit evidence of compliance with the California Environmental Quality Act, limits the validity of a provisional license to 12 months with subsequent renewals as approved by the relevant licensing authority, and allows licensing authorities to revoke provisional licenses for failing to diligently pursue final licensure. Finally, the bill requires the DPH to establish a certification program for manufactured cannabis products comparable to the National Organic Program and the California Organic Food and Farming Act.

On October 12, 2019, California enacted A.B. 1529. The bill mandates that all cannabis vaping cartridges and cannabis vaporizers must include a universal symbol identifying the product as a vaping product.

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC  is in the process of consolidating the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. Further consolidated regulations and modifications of existing regulations were issued for public comment on March 4, 2022 and are anticipated to be approved by the end of 2022.

At present, to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

California Licensing Requirements

A medicinal retailer license permits the sale of medicinal cannabis and cannabis products to a medicinal cannabis patient in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal marijuana recommendations. An adult-use retailer license permits the sale of cannabis and cannabis products to any individual age 21 years of age or older who presents a valid government-issued photo identification.

An adult-use or medicinal cultivation license permits cannabis cultivation activity which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of non-manufactured cannabis products and the sales of cannabis to certain licensed entities within the state of California for resale or manufacturing purposes.

An adult-use or medical manufacturing license permits the manufacturing of cannabis products. Manufacturing includes the compounding, blending, extracting, infusion, packaging or repackaging, labeling or relabeling, or other preparation of a cannabis product.

In the state of California, only cannabis that is grown in the state can be sold in the state. Although California is not a vertically-integrated system, the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

Holders of marijuana licenses in California are subject to a detailed regulatory scheme encompassing: security, staffing, sales, manufacturing standards, inspections, inventory, advertising and marketing, product packaging and labeling, records and reporting, and more. As with all jurisdictions, the full regulations, as promulgated by each applicable state agency, should be consulted for further information about any particular operational area.

Licensed cannabis businesses may partner with non-licensed business entities pursuant to intellectual property licensing agreements subject to certain disclosure requirements and approvals by the DCC.

California Dispensary Requirements

Cannabis retailers may only sell cannabis products that were received by the retail licensee from a licensed distributor or licensed microbusiness authorized to engage in distribution, and the licensed retailer must verify that the cannabis goods have not exceeded their best-by, sell-by, or expiration date if one is provided. The goods must have undergone appropriate laboratory testing, and the batch number labeled on the package of cannabis goods must match the batch number on the corresponding certificate of analysis for regulatory compliance testing. The packaging and goods must comply with all applicable laws in order for the goods to be sold at the retail location. In addition to cannabis goods, a licensed retailer may sell only cannabis accessories and licensee’s branded merchandise. A licensed retailer may not provide free cannabis goods except for in certain limited circumstances.

Cannabis retailers may only display cannabis goods for inspection and sale in the retail area. Such goods may be removed from their packaging and placed in containers to allow for customer inspection, so long as the containers are not readily accessible to customers without assistance of retailer personnel. A container must be provided to the customer by the licensed retailer or its employees, who must remain with the customer at all times that the container is being inspected by the customer. Cannabis goods removed from their packaging in this way may not be sold or consumed. They must be destroyed appropriately when they are no longer being used for display.

California Reporting Requirements

The state of California uses METRC as the state’s track-and-trace (“T&T”) system used to track commercial cannabis activity and movement across the distribution chain for all state-issued annual licensees. The system allows for other third-party system integration via application programming interface. Only licensees have access to METRC.

California Storage, Transportation, and Security Requirements

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s marijuana businesses are required to do the following:

•	maintain a fully operational security alarm system;

•	contract for security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	store cannabis and cannabis product only in areas per the premises diagram submitted to the state of California during the licensing process;

•	store all cannabis and cannabis products in a secured, locked room or a vault;

•	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

•

ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the BCC that meet BCC distribution requirements are to be used to transport cannabis and cannabis products.

DCC Inspections

The DCC, and its authorized representatives, shall have full and immediate access to inspect and enter onto any premises licensed by the DCC. Prior notice of an inspection, investigation, review, or audit is not required. The DCC may also test any vehicle or equipment possessed by, in control of, or used by a licensee or their agents and employees for the purpose of conducting commercial cannabis activity. Moreover, it may test any cannabis goods or cannabis-related materials, or products possessed by, in control of, or used by a licensee or their agents and employees for the purpose of conducting commercial cannabis activity. The DCC may also copy any materials, books, or records of any licensee or their agents and employees. Failure to cooperate with and participate in any DCC investigation pending against the licensee may result in a licensing violation subject to discipline.

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

Employees

As of the date of this Report, we have 23 employees, 22 of which are full-time, one of which is located in Canada. Of our 23 employees, 13 are employed in sales and marketing capacities, 5 are employed in administrative capacities and 5 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Executive Officers

Mark Murray, President and Chief Executive Officer

Eric Chastain, Chief Operating Officer, President of Jones Soda Beverage Division, and Corporate Secretary

Jamie Colbourne, Interim Chief Financial Officer and Principal Financial Officer

Joe Culp, Controller and Principal Accounting Officer

Directors

Jamie Colbourne, Chairman

Paul Norman

Clive Sirkin

Alex Spiro

Chad Bronstein

Mark Murray

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities. We incurred a net loss of $1.8 million for the year ended December 31, 2021. Our accumulated deficit increased to $71.8 million as of December 31, 2021 compared to the prior year’s deficit of $70.0 million.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and possible future losses have had an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase as expected, we may continue to generate operating losses for the foreseeable future. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

If we do not effectively utilize the proceeds from our recent financings, our financial condition and results of operations may be materially adversely affected.

On July 14, 2021, we received the 2021 Debenture, on February 9, 2022, we issued $3,000,000 in aggregate principal amount of the Contingent Convertible Debentures, and on February 15, 2022, we issued an aggregate of 20,000,048 Jones Shares in connection with the Plan of Arrangement. In connection with the Plan of Arrangement, Pinestar completed an offering of Subscription Receipts for aggregate gross proceeds of $8,000,000 and, following the Plan of Arrangement, we now have access to those proceeds.  Pursuant to the terms of the 2021 Debenture and the Contingent Convertible Debentures, we must use the proceeds of these financings for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

If we are unable to effectively utilize the proceeds of these financings, our financial condition and results of operations may suffer.

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

Risk Factors Relating to Our Current Brand and Beverage Industry

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching additional products like Lemoncocco, to pair with existing brand extensions such as Jones Sugar Free that round out our diversified portfolio.

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

Risk Factors Relating to the Cannabis Industry

Our plans to enter into the cannabis industry may not be successful, which would have an adverse impact on our business, financial condition and results of operations.

Our strategy for growth in the cannabis industry is dependent on, among other things, our ability to partner with local licensed cannabis manufacturers to launch and market THC/CBD-infused and/or cannabis-infused beverages, tinctures, edibles and other products. Although we intend to devote significant financial and other resources to expanding our business to the production of cannabis-containing beverages and related products, these efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of the cannabis industry and successfully identify, develop, market and sell new or improved products and services in this changing marketplace. Our inability to successfully implement our cannabis strategy could have a material adverse effect on our business, financial condition and results of operations

Companies that operate in the cannabis industry face unique and evolving risks

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

Uncertainty of federal enforcement

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the DOJ that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, Merrick Garland, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

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

Dependence on client licensing

Our planned cannabis business will be dependent on us obtaining or partnering on various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for us to operate our planned cannabis businesses will be obtained, retained or renewed. If a licensing body were to determine that we had violated applicable rules and regulations, there is a risk the license granted to us could be revoked, which could adversely affect our operations.

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

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify any risks specific to the cannabis industry that would be applicable to our planned cannabis operations, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect the development of our cannabis business and our future financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. Our long-term success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

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

For the year ended December 31, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 21% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors (such as Lassonde) or national accounts would have a material adverse effect on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2022 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and the COVID-19 pandemic, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations. As the the global supply chain continues to see disruptions, there is higher risk for continued labor shortages, raw material cost increases, and increased costs of transportation that will adversely impact our business. The extent to which the global supply chain disruptions may continue to impact our results of operations, including the long-term nature of the impact, depends on numerous evolving factors, which are highly uncertain and difficult to predict.

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

Our business plan relies significantly on the continued services of Mark Murray, who we hired as our Chief Executive Officer and President in December 2020, and on the continued services of Eric Chastain, our Chief Operating Officer and President of Jones Soda Beverage Division, who was appointed as our Chief Operating Officer effective June 2014 and has been with the Company for 20 years. If we were to lose the services of Mr. Murray or Mr. Chastain, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest they might leave us.

The terms of the Plan of Arrangement required us to make changes in our board of directors, which may have a material adverse impact on our operations.

Pursuant to the terms of the Plan of Arrangement, and as previously disclosed, effective as of February 15, 2022, two existing members of our board of directors resigned and we appointed Alex Spiro and Chad Bronstein as new directors.  This represents a material change in the composition of our board.  Leadership transitions may cause disruption to our business, result in operational and administrative inefficiencies and added costs, and adversely affect our corporate governance, internal controls, enterprise risk management, business models and strategic priorities. In addition, we may experience a loss of institutional knowledge about our company and historical operations, which could have a material adverse impact on our business condition.

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

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of the facilities that produce our products, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

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

Throughout 2021, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. As of February 24, 2022, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.78 (compared to $0.79 as of December 31, 2021 and $0.78 as of December 31, 2020). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Additionally, while the full extent of the impact on our business and financial condition is unknown at this time, we may continue to be negatively affected by the COVID-19 pandemic and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity continues to be adversely impacted by the COVID-19 pandemic, it could continue to negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 pandemic or other similar pandemics. Closures of restaurants and independent accounts will negatively affect our revenues and cash flows with respect to our fountain business. Although retail locations and restaurants have begun to reopen following the closures imposed as a result of the COVID-19 pandemic, such establishments are required to comply with certain COVID-19 protocols and their future prospects remain unknown at this time; any decrease in business at these types of locations would adversely impact our business and financial condition.

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

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, our issuance of new securities, announcements about company developments and initiatives, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, including the effects of the COVID-19 pandemic, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

From time to time, we may issue additional shares of common stock or convertible securities. The issuance of these securities could dilute our shareholders’ ownership in our company and may include terms that give new investors rights that are superior to those of our current shareholders. As an example, the consummation of our 2021 Debenture and Contingent Convertible Debentures financings and the Plan of Arrangement caused the issuance of a substantial number of additional shares of our common stock (including additional shares that will be issued after we increase our authorized capital to an amount to cover all shares of common stock issuable pursuant to all of the outstanding contingent convertible securities as well as all of our other then outstanding convertible/exercisable securities) and resulted in the dilution of our existing shareholders.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders’ ownership interest, which could cause the market price of our common stock to decline.

Our common stock is traded on the OTCQB and the Canadian Stock Exchange Marketplace, which may have an unfavorable impact on our stock price and liquidity.

Our stock is traded on the OTCQB Marketplace in the United States and the Canadian Stock Exchange (“CSE”) in Canada. The OTCQB and CSE are significantly more limited markets than the United States  national securities exchanges such as the New York Stock Exchange, the American Stock Exchange or Nasdaq system, and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB and CSE. Trading in our common stock on each of the OTCQB and the CSE may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”), which has jurisdiction over the OTCQB, has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC in the United States and we may never apply or qualify for future listing on Nasdaq or a senior market.

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

Market Information

Our common stock currently trades on the OTCQB Marketplace in the United States under the symbol “JSDA” and on the Canadian Securities Exchange in Canada under the symbol “JSDA.”

Holders

As of March 7, 2022, there were 91,866,024 shares of common stock issued and outstanding, held by approximately 234 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 4, 2022 was $ 0.57.

Dividends

We have not paid any dividends on our shares of common stock, and we do not anticipate paying any dividends in the foreseeable future.

Equity Compensation Plans

See “Equity Compensation Plan Information” under “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information on our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, following the closing of the Plan of Arrangement, we intend to use the proceeds from our recent financings for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●	Release and grow the new product line of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products; and

●	Increase distribution of Lemoncocco in the United States and Canada.

Results of Operations

Years Ended December 31, 2021 and 2020

Revenue

For the year ended December 31, 2021, revenue was approximately $14.8 million, an increase of $2.9 million, or 24.4%, from approximately $11.9 million in revenue for the year ended December 31, 2020. This increase was primarily a result of increased core bottled soda sales in the United States and Canada. Additionally, our fountain business returned to growth through increased sales in the food service channel. For the year ended December 31, 2021, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.4 million, a decrease of approximately $183,000, or 11.2%, from approximately $1.6 million in 2020.

During 2021 and 2020, the percentage of our revenues generated in Canada was 22% and 28%, respectively.

Gross Profit

	Year Ended December 31,
	2021	2020	% Change
	(Dollars in thousands)
Gross Profit	$4,398	$2,679	64.2%
% of Revenue	29.7%	22.5%

For the year ended December 31, 2021, gross profit increased by $1.7 million, or 64.2%, to approximately $4.4 million compared to approximately $2.7 million for the year ended December 31, 2020, driven primarily by higher revenue during the year ended December 31, 2021 as compared to the year ended December 31, 2020 and more effective management over promotional allowance and slotting fees. For the year ended December 31, 2021, gross margin increased to 29.7% from 22.5% for the year ended December 31, 2020, due primarily to the decrease in trade spend and promotional allowances for the year ended December 31, 2021 in comparison to the year ended December 31, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2021 were approximately $3.0 million, an increase of $424,000, or 16.4%, from approximately $2.6 million for the year ended December 31, 2020. This increase was primarily a result of increased social and digital marketing expenditures incurred during the year in an effort to expand customer engagement. As revenue continues to increase, we expect that selling and marketing expenses will increase to support this growth. Selling and marketing expenses as a percentage of revenue decreased to 20.3% for the year ended December 31, 2021 from 21.7% in 2020. We will continue to work on balancing selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were approximately $3.3 million, an increase of $374,000, or 12.8%, compared to approximately $2.9 million for the year ended December 31, 2020. The increase was primarily due to an increase in insurance premiums and an increase in headcount. General and administrative expenses as a percentage of revenue decreased to 22.3% for the year ended December 31, 2021 from 24.6% in 2020. We will continue work on balancing general and administrative expenses with our working capital resources.

Interest Expense

We incurred $225,000 of interest expense for the year ended December 31, 2021 compared to $151,000 for the year ended December 31, 2020. This increase was primarily related to the accrued interest associated with the 2021 Debenture entered into in July 2021. The interest expense incurred during the year ended December 31, 2020 was non-cash and primarily related to the amortization of the discount associated with the beneficial conversion feature on the 2018 Convertible Notes (as defined below), along with the amortization of associated closing costs and interest related to the 2018 Convertible Notes. For the years ended December 31, 2021 and 2020, cash paid for interest was $0.

Interest Income

We earned approximately $4,000 of interest income for the year ended December 31, 2021, compared to $24,000 for the year ended December 31, 2020. We experienced an increase in cash during July 2019 resulting from financing activities, the proceeds of which were deposited in an interest-bearing money market account and earned $24,000 of interest during the first quarter of 2020. For the year ended December 31, 2021, the interest rates associated with this money market account decreased significantly, resulting in $4,000 of interest income for the year ended December 31, 2021.

Income Tax Expense

We had income tax expense of $27,000 for each of the years ended December 31, 2021 and 2020 primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2021 decreased to approximately $1.8 million from a net loss of $3.0 million for the year ended December 31, 2020. The decrease in net loss was primarily due to the increased revenue and gross profit during the year ended December 31, 2021, as described above, in comparison to the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash and cash-equivalents of approximately $4.7 million and $4.6 million, respectively, and working capital of approximately $6.0 million and $5.8 million, respectively. Net cash used in operations during fiscal years 2021 and 2020 totaled approximately $2.5 million and $1.5 million, respectively. Net cash used in operations increased primarily due to the timing of receivables and payables. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2021, net cash provided by financing activities totaled approximately $2.6 million due to net proceeds we received of $1.7 million in connection with the issuance of the 2021 Debenture to SOL Verano Blocker 1 LLC. In addition, we received net proceeds of $538,000 prior to December 31, 2021 of the total $3,000,000 in aggregate principal amount of the Contingent Convertible Debentures that closed on February 9, 2022. For the year ended December 31, 2020, net cash provided by financing activities totaled approximately $329,000 due to the loan proceeds of approximately $335,000 under the Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act. This loan was fully forgiven in May of 2021. We incurred a net loss of approximately $1.8 million for the year ended December 31, 2021 compared to a net loss of approximately $3.0 million for the year ended December 31, 2020. Our accumulated deficit increased to $71.8 million as of December 31, 2021 compared to an accumulated deficit of $70.0 million as of December 31, 2020.

In addition to the 2021 Debenture issued to SOL Verano Blocker 1 LLC, we received proceeds from two separate transactions subsequent to December 31, 2021 as described below and in Note 13. Specifically, on February 9, 2022 we issued $3,000,000 in aggregate principal amount of the Contingent Convertible Debentures and on February 15, 2022, upon the consummation of the Plan of Arrangement, we received the $8,000,000 in gross proceeds from the Pinestar Subscription Receipt offering completed prior to the closing of the Plan of Arrangement .  The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 Jones Shares in connection with the completion of the previously announced acquisition of all the issued and outstanding common shares of Pinestar by way of a statutory plan of arrangement whereby the outstanding Pinestar Shares were exchanged for newly issued Jones Shares on a one-for-one basis. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.

.

During 2021 and 2020, we received $0 and $296,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter-to-quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of SKUs selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

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

Shareholders and Board of Directors

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Jones Soda Co. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021,  and the related notes (collectively referred to as the consolidated financial statements).    In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Promotional allowances

As described in Note 1 to the Company’s consolidated financial statements, the Company’s revenue is recorded net of promotional allowances. The recognition of these promotional allowances requires the Company to make estimates regarding the volume of sales, cost of the promotional allowances, and amount of the promotional allowances that are expected to be redeemed. These estimates are made using various information including historical and forecasted data.

We identified the estimation of promotional allowances as a critical audit matter. In estimating the promotional allowances, management’s estimates include (i) determining the completeness of the various promotional allowances with customers and the forecasted sales volume for the period, and (ii) assessing the amount of promotional allowances that are expected to be redeemed subsequent to period end. Auditing of this estimate involves additional audit effort due to the varying terms of the promotional allowances and the uncertainty of the timing and utilization of the promotional allowances.

The primary procedures we performed to address this critical audit matter included:

● Assessing management’s judgment and assumptions included in the estimation of the liability for promotional allowances by: (i) analyzing the customer base and historical promotional allowances offered to customers, and (ii) testing a sample of transactions with historical promotional offer redemptions; and

● Testing the completeness and accuracy of the estimate by: (i) reperforming calculations and agreeing to historical data, (ii) comparing the estimate to the revenue for the current period and current promotional offer redemptions to historical estimates, and (iii) comparing to actual promotional allowances applied subsequent to year end to the promotional allowance estimated as of year end.

/s/ Armanino LLP

We have served as the Company's auditor since 2021.

Bellevue, Washington

March 14, 2022

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,667	$4,614
Accounts receivable, net of allowance of $114 and $93	2,662	1,581
Inventory	1,923	1,856
Prepaid expenses and other current assets	358	193
Total current assets	9,610	8,244
Fixed assets, net of accumulated depreciation of $627 and $554	238	305
Right of use lease asset	365	471
Other assets	33	33
Total assets	$10,246	$9,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	$1,385
Accrued expenses	1,544	853
Lease liability, current portion	109	102
Taxes payable	8	6
Current portion of convertible subordinated notes payable, net	92	-
Current portion of accrued interest expense	55	-
2022 Financing Proceeds Received, Net of Closing Costs	538	-
Current portion of SBA Loan	-	140
Total current liabilities	3,585	2,486
Net convertible subordinated notes payable, net of current portion	1,778	1,386
Accrued interest expense, net of current portion	-	232
SBA loan, net of current portion	-	195
Lease liability, net of current portion	266	375
Total liabilities	5,629	4,674

Commitment and contingencies (Note 9)	-	-

Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 67,840,941 shares and 61,975,748 shares, respectively	76,017	73,953
Accumulated other comprehensive income	396	411
Accumulated deficit	(71,796)	(69,985)
Total shareholders’ equity	4,617	4,379
Total liabilities and shareholders’ equity	$10,246	$9,053

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(In thousands, except share data)
Revenue	$14,792	$11,895
Cost of goods sold	10,394	9,216
Gross profit	4,398	2,679
Operating expenses:
Selling and marketing	3,003	2,579
General and administrative	3,302	2,928
Total operating expenses	6,305	5,507
Loss from operations	(1,907)	(2,828)
Interest income	4	24
Interest expense	(225)	(151)
Other income (expense), net	344	(15)
Loss before income taxes	(1,784)	(2,970)
Income tax expense, net	(27)	(27)
Net loss	$(1,811)	$(2,997)

Net loss per share - basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding - basic and diluted	65,542,609	61,792,285

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
	(In thousands)
Net loss	$(1,811)	$(2,997)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	69
Total comprehensive loss	$(1,826)	$(2,928)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Balance as of December 31, 2019	61,566,076	$73,773	$342	$(66,988)	$7,127
Share based compensation	409,672	168	-	-	168
Beneficial conversion feature on paid-in-kind interest	-	12	-	-	12
Net loss	-	-	-	(2,997)	(2,997)
Other comprehensive income	-	-	69	-	69
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based compensation	-	147	-	-	147
Common stock issued upon conversion of notes payable	5,064,137	1,621	-	-	1,621
Issuance of common stock upon exercise of stock options	801,056	296			296
Net loss	-	-	-	(1,811)	(1,811)
Other comprehensive loss	-	-	(15)	-	(15)
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,811)	$(2,997)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	166	136
Stock-based compensation	144	174
Change in allowance for doubtful accounts	21	49
Forgiveness of PPP SBA loan	(335)	-
Loss on sale of fixed asset	5	-
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	(46)
Inventory	(66)	(63)
Prepaid expenses and other current assets	(164)	83
Accounts payable	(147)	824
Accrued expenses	783	307
Taxes payable	1	(4)
Other liabilities	4	5
Net cash used in operating activities	(2,528)	(1,532)
INVESTING ACTIVITIES:
Sale of fixed assets	4	-
Purchase of fixed assets	(35)	(214)
Net cash used in investing activities	(31)	(214)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	296	-
Proceeds from issuance of convertible notes, net	1,778
Proceeds from 2022 convertible notes prior to close, net	538
Proceeds from PPP SBA loan	-	335
Payment of taxes on RSU withholding	-	(6)
Net cash provided by financing activities	2,612	329
Net change in cash and cash equivalents	53	(1,417)
Effect of exchange rate changes on cash	-	62
Cash and cash equivalents, beginning of period	4,614	5,969
Cash and cash equivalents, end of period	$4,667	$4,614
Supplemental disclosure:
Cash paid during period for:
Income taxes	$24	$22
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$1,621	$-
Recognition of lease liability and right-of-use asset	-	556
Beneficial conversion feature on convertible notes and accrued interest	4	12

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages which it sells and distributes primarily in the United States and Canada through its network of independent distributors and directly to its national and regional retail accounts.

In addition, following the closing of the Plan of Arrangement, we intend to use the proceeds from our recent financings exclusively for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

We are a Washington corporation and havethree operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., and Jones Soda Cannabis Inc. (Subsidiaries).

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

Liquidity

As of December 31, 2021 and 2020, we had cash and cash-equivalents of approximately $4.7 million and $4.6 million, respectively, and working capital of approximately $6.0 million and $5.8 million, respectively. Net cash used in operations during fiscal years 2021 and 2020 totaled approximately $2.5 million and $1.5 million, respectively. Net cash used in operations increased primarily due to the timing of receivables and payables. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2021, net cash provided by financing activities totaled approximately $2.6 million due to net proceeds we received of $1.7 million in connection with the issuance of an unsecured convertible debenture to SOL Verano Blocker 1 LLC (the “2021 Debenture”). In addition, we received net proceeds of $538,000 prior to December 31, 2021 of the total $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures that closed on February 9, 2022 (the “Contingent Convertible Debentures”). For the year ended December 31, 2020, net cash provided by financing activities totaled approximately $329,000 due to the loan proceeds of approximately $335,000 under the Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act. This loan was fully forgiven in May of 2021. We incurred a net loss of approximately $1.8 million for the year ended December 31, 2021 compared to a net loss of approximately $3.0 million for the year ended December 31, 2020. Our accumulated deficit increased to $71.8 million as of December 31, 2021 compared to an accumulated deficit of $70.0 million as of December 31, 2020.

In addition to the 2021 Debenture with SOL Verano Blocker 1 LLC, we received proceeds from two separate transactions subsequent to December 31, 2021 as described below and in Note 13. Specifically, on February 9, 2022 we issued $3,000,000 in aggregate principal amount of the Contingent Convertible Debentures and on February 15, 2022, and upon the consummation of the Plan of Arrangement the Company received the $8,000,000 in gross proceeds from the Pinestar Subscription Receipt offering completed prior to the Plan of Arrangement.  The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 Jones Shares in connection with the completion of the previously announced acquisition of all the issued and outstanding common shares of Pinestar by way of a statutory plan of arrangement whereby the outstanding Pinestar Shares were exchanged for newly issued Jones Shares on a one-for-one basis. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.

During 2021 and 2020, we received $296,000 and $0, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

The carrying amounts for cash and cash equivalents, receivables, and payables approximate fair value due to the short-term maturity of these instruments. During the first half of 2018, we issued an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”). The fair value remaining of 2018 Convertible Notes outstanding was approximately $110,000 and $1,483,000 as of December 31, 2021 and 2020, respectively. The fair value of the 2018 Convertible Notes was estimated using a discounted cash flow analysis based on current market interest rates, which represent level 2 inputs in the fair value hierarchy.

On July 14, 2021, we issued the 2021 Debenture to SOL Verano Blocker 1 LLC. The fair value remaining of the 2021 Debenture outstanding was approximately $1,984,000 as of December 31, 2021. The fair value of the 2021 Debenture was estimated using a discounted cash flow analysis based on current market interest rates, which represent level 2 inputs in the fair value hierarchy.

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of approximately $114,000 and $93,000 as of December 31, 2021 and 2020, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2021	2020
Balance, beginning of year	$93	$44
Net charges to bad debt expense	42	95
Write-offs	(21)	(46)
Balance, end of year	$114	$93

As of December 31, 2021, one customer made up 19% of our outstanding accounts receivable. As of December 31, 2020, one customer made up 18% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $27,000 and $77,000 for the years ended  December 31, 2021 and 2020, respectively.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction gain was $18,000 for 2021 and a net transaction loss of $22,000 for 2020.

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Effective March 1, 2021, title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. Prior to March 1, 2021, shipping terms varied from customer to customer. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $120,000 and $70,000 for the years ended December 31, 2021 and 2020, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended  December 31, 2021 and 2020, our revenue was reduced by approximately $1.4 million and $1.6 million, respectively, for slotting fees and promotion allowances.

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

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2021 and 2020, we incurred advertising costs of $731,000 and $557,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2021 or 2020.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2021 and 2020, outstanding stock options amounting to 3,509,261 and 3,589,783 shares, and shares issuable upon the conversion of the 2018 Convertible Notes of 4,421,539 and 5,372,440, respectively, were anti-dilutive.

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

Recent accounting guidance

In August, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact ASU 2020-06 could have on its consolidated financial statements.

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

2.	Inventory

Inventory consisted of the following as of December 31 (in thousands):

	December 31, 2021	December 31, 2020
Finished goods	$1,361	$1,142
Raw materials	562	714
	$1,923	$1,856

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets

Fixed assets consisted of the following as of December 31 (in thousands):

	2021	2020
Vehicles	$496	$525
Leasehold improvements and equipment	210	146
Office and computer equipment	159	188
	865	859
Accumulated depreciation	(627)	(554)
	$238	$305

4.	Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2021	2020
Employee benefits	$405	$86
Selling and marketing	354	187
Other accruals	785	580
	$1,544	$853

5.	Convertible Debentures

2018 Convertible Subordinated Note Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”) to institutional investors and our management team, and other individual investors.

The 2018 Convertible Notes have a four-year term from the date of issuance and bear interest at 6% per annum until maturity on March 23, 2022, and April 18, 2022. The holders can convert the 2018 Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such 2018 Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The 2018 Convertible Notes are subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During the year ended December 31 2021, 2018 Convertible Notes in the aggregate principal amount of $1.4 million and related accrued interest were converted into an aggregate of 5,064,137 shares of common stock in accordance with the original terms of the 2018 Convertible Notes. As a result, the carrying amount of the converted principal amount of such 2018 Convertible Notes, along with the converted accrued interest, in an aggregate amount of $801,000, was credited to common stock and unamortized discounts in an amount equal to $36,000 were recognized as interest expense for the year ended December, 2021. There were no 2018 Convertible Notes converted during the year ended December 31, 2020.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 are amortized through interest expense over the term of the 2018 Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $1,000 and $88,000 at December 31, 2021 and 2020, respectively. The principal balance of notes payable to related parties amounted to $10,000 at December 31, 2021 and 2020. As of December 31, 2021, $110,000 of principal payments are due in 2022.

2021 Unsecured Convertible Debenture

On  July 14, 2021, we issued the 2021 Debenture, which was a $2,000,000 unsecured convertible debenture to SOL Verano Blocker 1 LLC that was convertible into units of the company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one share of our common stock (each a “Jones Share”) and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then-outstanding convertible/exercisable securities. The 2021 Debenture accrued interest at a rate of 5.00% and we had $47,000 of interest due to SOL Verano Blocker 1 LLC on December 31, 2021.

The closing of the Plan of Arrangement (as defined below in Note 13) resulted in the automatic conversion of the 2021 Debenture into an aggregate of 4,025,035 Jones Shares and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per Jones Share and Jones Special Warrant.

The terms of the 2021 Debenture restricted, amongst other things, the amount of additional debt we can incur, as well as the number of Jones Shares we can issue, without the consent of the debentureholder. The terms of the 2021 Debenture also provided that we use the principal amount of the 2021 Debenture for the costs and expenses associated with pursuing and completing the Plan of Arrangement, and for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

6.	Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of December 31, 2021, this lease had a remaining lease term of 3.17 years.

During the years ended December 31, 2021 and 2020, we incurred rental expenses of $164,000 and $162,000 respectively. During the years ended December 31, 2021 and 2020, we made cash payments of $160,000 and $158,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the consolidated statements of cash flows. Under the lease amendment, the annual payments excluding management fees and other operations expenses will be as follows (in thousands):

2022	$122
2023	126
2024	130
2025	22
Total lease payments	400
Less: imputed interest	(25)
Total remaining lease liability	$375

7.	Shareholders’ Equity

Under the terms of our 2011 Equity Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the least of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors (the Board), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year.

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

On  September 30, 2021, our board of directors, upon the recommendation of our compensation committee, approved an amendment to the Plan to decrease the number of shares of common stock available for issuance pursuant to future awards under the Plan from 4,785,597 shares of common stock to 2,500,000 shares of common stock. As of such date, there were outstanding awards exercisable into an aggregate of 3,194,573 shares of common stock previous granted under the Plan; after such amendment, there is an aggregate of 5,694,573 shares of common stock reserved for issuance under the Plan. In addition, the Board approved an amendment to the outstanding awards previously granted under the Plan to provide that upon the closing of the Arrangement (as defined below), the vesting of such awards was accelerated, and such awards became immediately vested in full and the restrictions thereon lapsed.

As of December 31, 2021, there were 2,389,062 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2021	3,589,783	$0.36
Options granted	1,323,450	0.49
Options exercised	(797,306)	0.37
Options forfeited/expired	(810,416)	0.48
Balance at December 31, 2021	3,305,511	$0.38
Exercisable, December 31, 2021	1,616,439	$0.34
Vested and expected to vest	2,808,039	$0.37

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2020	3,495,601	$0.46
Options granted	1,329,450	0.21
Options cancelled/expired	(1,235,268)	0.49
Balance at December 31, 2020	3,589,783	$0.36
Exercisable, December 31, 2020	2,544,290	$0.40
Vested and expected to vest	3,310,406	$0.37

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2021:

			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.15	to	$0.50	2,920,511	7.42	$0.31	1,556,439	6.11	$0.32
$0.51	to	$1.09	380,000	8.55	0.87	60,000	1.67	0.81
$1.10	to	$2.99	5,000	9.59	1.33	-	-	-
			3,305,511	7.56	0.38	1,616,436	5.94	0.34

(b)	Restricted stock awards:

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

There was no restricted stock activity during 2021. A summary of our 2020 restricted stock activity is as follows:

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

At December 31, 2021, we had unrecognized compensation expense related to stock options and non-vested stock of $242,000 to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020
Type of awards:
Stock options	$144	$162
Restricted stock	-	12
	$144	$174

Income statement account:
Selling and marketing	$42	$65
General and administrative	102	109
	$144	$174

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2021	2020
Expected dividend yield	—	—
Expected stock price volatility	74.7%	72.9%
Risk-free interest rate	0.9%	0.8%
Expected term (in years)	5.8	5.6
Weighted-average grant date fair-value	$0.32	$0.13

During the year ended December 31, 2021, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2021 and 2020 was $1.3 million and $51,000, respectively and for options exercisable was $690,000 and $20,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was 435,000 and zero, respectively. During the years ended December 31, 2021 and 2020, there were 797,306 and zero options exercised, respectively. The Company’s policy is to issue new shares upon exercise of options.

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

On July 27, 2020, the Board of Directors of  the Company approved a Services and Endorsement Agreement (the “Services Agreement”) with Tony Hawk, Inc. (“THI”) pursuant to which Tony Hawk (“Hawk”) provided certain marketing services on behalf of the Company.  The Services Agreement had a term commencing as of June 1, 2020 and terminating as of January 31, 2021.  Pursuant to the Services Agreement, the Company issued to THI 138,888 shares of the Company’s Common Stock (which had an aggregate value of $25,000 as of the date of issuance), and issued to The Skatepark Project (“TSP”), an affiliate of Hawk, 138,888 shares of Common Stock (which had an aggregate value of $25,000 as of the date of issuance).

8.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make and have not made any contributions to the 401(k) plan during the years ended December 31, 2021 and 2020.

9.	Commitments and Contingencies

Commitments

As of December 31, 2021, we continue to have commitments to various suppliers of raw materials (primarily glass). Purchase obligations under these commitments are expected to total $651,000 in 2022, with no current commitments thereafter.

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

10.	Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2021	2020
Current
State	$4	$6
Foreign	23	21
Provision for income taxes	$27	$27

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2021	2020
United States	$(1,881)	$(3,054)
Foreign	97	84
Total	$(1,784)	$(2,970)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2021		2020
Federal statutory rate	21.00%		21.00%
Effect of:
Permanent differences	3.84		(0.07)
Stock Compensation	0.11		(3.61)
State income taxes, net of federal benefit	3.10		2.26
Change in valuation allowance	(10.27)		(17.85)
Other, net	(19.30)		(2.64)
Provision for income taxes	(1.51	% )	(0.91	% )

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2021	2020

Federal and state net operating loss carryforwards	$14,896	$14,721
Stock-based compensation	125	179.224
Other, net	157	93
Total deferred tax asset	15,178	14,993
Valuation allowance	(15,178)	(14,993)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2021 and December 31, 2020, the valuation allowance increased by $185 thousand, and $533 thousand, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $56.0 million, and $18.7 respectively, which expire at various times commencing 2022. We also had net operating loss carryforwards for federal and state income tax purposes of $9.7 million, and $0.1 million, respectively, that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2021 and 2020.

The tax years that remain open to examination by the taxing authorities are 2017-2021, generally. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. There was no financial statement impact reated to the CARES Act for the years ended December 31, 2021 and 2020.

11.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Revenue:
United States	$11,385	$8,442
Canada	3,240	3,329
Other countries	167	124
Total revenue	$14,792	$11,895

Fixed assets:
United States	$238	$305
Canada	—	—
Total fixed assets	$238	$305

During the year ended December 31, 2021, one of our customers represented approximately 21% of our revenues and during the year ended December 31, 2020 one of our customers represented approximately 24% of revenues.

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

Under the terms of the CARES Act, the principal and accrued interest under the Note was forgivable after 24 weeks if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complied with PPP requirements. In May 2021, we received full forgiveness of our PPP Loan and recorded the gain on debt forgiveness in the amount of $334,500 in earnings, which was presented as “other income” on our condensed consolidated statements of operations for the year ended of December 31, 2021.

13.	Subsequent Events

On February 9, 2022, we issued the Contingent Convertible Debentures, which are convertible into units of Jones (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one share of Jones common stock (each a “Jones Share”) and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon Jones increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to the then outstanding convertible/exercisable securities of Jones. The Contingent Convertible Debentures are automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures are only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures mature on February 9, 2023 (the “Maturity Date”) and shall begin to accrue interest a rate of 3.00% commencing on April 1, 2022 and such interest shall become payable on the Maturity Date. Under the terms of the Contingent Convertible Debenture, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement (defined below). We received net proceeds of $538,000 prior to December 31, 2021 of the total $3,000,000 in aggregate principal amount which is classified on the consolidated balance sheet in current liabilities as of December 31, 2021 under 2022 Financing Proceeds Received, Net of Closing Costs.

On February 15, 2022, Jones issued an aggregate of 20,000,048 Jones Shares in connection with the completion of the previously announced acquisition of all the issued and outstanding common shares (the “Pinestar Shares”) of Pinestar Gold Inc. (the “Pinestar”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) whereby the outstanding Pinestar Shares were exchanged for newly issued Jones Shares on a one-for-one basis. The Plan of Arrangement had previously been approved by both Pinestar’s shareholders as well as by the Supreme Court of British Columbia after such court held a hearing on the fairness of the terms and conditions of the Plan of Arrangement at which all Pinestar shareholders had the right to appear.

In connection with the Plan of Arrangement, Pinestar completed an offering for subscription receipts (“Subscription Receipts”) for aggregate gross proceeds of $8,000,000, at a price per Subscription Receipt equal to $0.50. As part of the closing of the Plan of Arrangement, each Subscription Receipt automatically converted into one Pinestar Share and one new common share purchase warrant of Pinestar, which were then immediately exchanged for Jones Shares and Jones Special Warrants, respectively, in accordance with a 1:1 exchange ratio.

The issuance of Jones Shares to the holders of Pinestar Shares (including Pinestar Shares received upon the conversion of the Subscription Receipts) in the Plan of Arrangement was exempt from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval.

The closing of the Plan of Arrangement resulted in the automatic conversion of the 2021 Debenture previously issued to SOL Verano Blocker 1 LLC into an aggregate of 4,025,035 Jones Shares and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per Jones Share and Jones Special Warrant. The issuance of the Jones Shares and Jones Special Warrants upon the conversion of the 2021 Debenture was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

Board of Directors

Set forth below is biographical information for each of the six directors on our Board of Directors, each of whom will serve on our Board of Directors until the next annual meeting of our stockholders.

Name	Position / Background	Age	Director Since
Jamie Colbourne

Mr. Colbourne has served as our Interim Chief Financial Officer and Principal Financial Officer since November 23, 2021 and as the Chairman of Jones Soda’s Board of Directors since January 1, 2021.  Mr. Colbourne served as Jones Soda’s Interim Chief Executive Officer from April 6, 2020 until December 1, 2020. Prior to that, he was the Chief Executive Officer of Harry’s Fresh Foods, a position he held from July 2012 until it was sold in March 2019, and also served on its Board of Directors. Mr. Colbourne currently serves on the Board of Directors of Harbor Wholesale and Bargreen Ellingson. He was the Chief Operating Officer of Charlie’s Produce from 2008 to 2012. From 2002 to 2008, Mr. Colbourne served as Chief Executive Officer and President of Litehouse Inc., and prior to that, he held positions at Tully’s Coffee, Specialty Frozen Foods, Haagen-Dazs, Pepsico/Seven-up Canada. Mr. Colbourne received a Bachelor of Commerce, Marketing and Finance from St. Mary’s University in Canada and received a Canadian Chartered Accounting designation in 1982.  We believe Mr. Colbourne is qualified to serve on our Board of Directors because of his management expertise and experience in the food industry.

		63	September 2020
Paul Norman	Mr. Norman has been a director of Jones Soda since August 2019. Mr. Norman is a seasoned global operating executive that currently serves on the Board of Directors of Hearthside Food Solutions. Previously, from June 2019 through April 2020, Mr. Norman was chairman and CEO of Heavenly Rx Ltd., where he is focused on developing a long-term strategic direction and growing the company’s brand portfolio. Preceding his role at Heavenly Rx Ltd., Mr. Norman spent over 30 years at the Kellogg Company, a multinational food manufacturing company, and most recently served as President of the company’s North American operations from April 2015 to April 2018. During his multi-decade career at Kellogg, Norman led various transformation efforts through strategic portfolio innovation and management that resulted in long-term, profitable growth. Mr. Norman earned a bachelor’s degree in French studies from the University of Portsmouth in June 1987, and previously was a Board member for the Grocery Manufacturers Association, where he served on the executive committee. We believe Mr. Norman is qualified to serve on our Board of Directors because of his branding, business strategy and marketing expertise and experience in the food industry. Mr. Norman is an “Investor Designee” of Heavenly Rx, as defined in the Investor Rights Agreement dated July 11, 2019 (the “IRA”) entered into by us, Heavenly Rx Ltd. (“Heavenly Rx”) and certain of our shareholders, and was appointed to the Board of Directors in accordance with the terms and conditions of such agreement.	56	August 2019
Clive Sirkin	Mr. Sirkin has been a director of Jones Soda since August 2019. Mr. Sirkin is a seasoned marketing executive who has held various executive roles in large multinational consumer packaged goods (CPG) companies. He was most recently the Chief Growth Officer for the Kellogg Company from January 2016 through February 2019. In this capacity he was a member of the company's Executive Committee and was responsible for R&D, innovation, sales, marketing, research and analytics and setting the category strategy for the company. Prior to Kellogg, Clive served as the Chief Marketing Officer of Kimberly-Clark from March 2012 to November 2015, overseeing all marketing across their B2B and B2C divisions. This followed a 16+ year career in advertising at Leo Burnett, where he served in various leadership capacities across multiple geographies culminating in being named Group Managing Director with responsibility for setting the global business strategy for the group. He served on the Global Executive Committee and the Board of the company. Mr. Sirkin currently serves on the Boards of Screendragon ltd., Fyllo tech, UCAN and 70 Faces Media. He earned a B. Comm. degree from the University of Witwatersrand in South Africa in 1985. We believe Mr. Sirkin is qualified to serve on our Board of Directors because of his marketing expertise and experience in the food industry. Mr. Sirkin is an “Investor Designee” of Heavenly Rx, as defined in the IRA, and was appointed to the Board of Directors in accordance with the terms and conditions of such agreement.	57	August 2019
Mark Murray	Mr. Murray was appointed as our President effective September 1, 2020 and as our Chief Executive Officer as of December 1, 2020, and has been a director of Jones Soda since May 19, 2021. Prior to that, he was the President of JGC Food Company (“JGC”), a position he held from 2017 to May 2019, and was previously the Vice President of Sales and Marketing of JGC from 2013 to 2017. He was the Vice President of Sales of Harry’s Fresh Foods from 2011 and 2013 and Vice President of National Accounts of Solo Cup Company from 2008 to 2011. Previous to 2008, Mr. Murray held numerous other roles in sales and marketing, including a 22-year career with Kraft Foods. Mr. Murray received a Bachelor of Arts degree in Marketing, from Michigan State University. We believe Mr. Murray is qualified to serve on our Board of Directors because he brings first-hand knowledge of the Company's day-to-day operations as well as an understanding of the operational, financial and strategic issues facing our Company.	61	May 2021
Alex Spiro	Mr. Spiro has been a director of Jones Soda since February 15, 2022. Mr. Spiro is a former prosecutor and a well-known litigator who has represented an array of disrupting companies across the globe. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017, where he currently serves as Co-Chair of the Investigations, Government Enforcement & White-Collar Defense practice. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro graduated with a B.A. in Psychology from Tufts University in 2005 and a J.D. from Harvard Law School in 2008, and he is currently a member of the adjunct faculty at Harvard. Mr. Spiro became admitted to the State Bar of New York in 2008. He has lectured and written on a variety of subjects related to psychology and the law. Mr. Spiro serves as a strategic advisor and board member to both public and private companies and helps growth-stage ventures with a variety of legal and operational matters. Mr. Spiro has served on the board of directors Glassbridge Enterprises, Inc since 2015, and on the board of directors of iMedia Brands from 2018 to 2019. We believe Mr. Spiro is qualified to serve on our Board of directors because of his significant analytical and overall business leadership skills.	39	February 2022
Chad Bronstein	Mr. Bronstein has been a director of Jones Soda since February 15, 2022. Currently, Mr. Bronstein serves as Chief Executive Officer and Founder of Fyllo, a company providing compliance-first SaaS solutions for highly regulated industries. He also serves as Co-Founder and Chairman of the Board for Tyson 2.0, boxer Mike Tyson’s cannabis company, and Wesana Health, a life science company on a journey to treat traumatic brain injury and mental illness through psychedelics. In addition, he is an investor and partner in Kenan Thompson’s new talent management and production company, Artists for Artists. Previously, Mr. Bronstein served as the Chief Revenue Officer of Amobee Inc. after it was acquired by Adconian Media Group, where he served as Senior Vice President of North American Sales and Partnerships. Mr. Bronstein is also a strategic advisor at OpenWeb. He graduated from Miami University in 2009. We believe Mr. Bronstein brings to our Board of Directors executive leadership experience and a knowledge of the cannabis industry.	34	February 2022

There are no family relationships among any of our current directors, nominees or executive officers.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require the Company to identify in this Proxy Statement any Reporting Person who failed to file any such report on a timely basis.

Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons we believe that all Reporting Persons filed all required Section 16(a) reports on a timely basis for fiscal year 2021 and for fiscal year 2022 through March 14, 2022, except as follows:  Eric Chastain had one late Form 4 filing; Michael M. Fleming had three late Form 4 filings; Jeffrey D. Anderson had two late Form 4 filings; Clive Sirkin had two late Form 4 filings; Paul Norman had two late Form 4 filings; Jamie Colbourne had one late Form 4 filing; Mark Murray had one late Form 4 filing; Robert Wesley Blair had one late Form 3 filing and one late Form 4 filing; Alex Spiro had one late Form 3 filing and one late Form 4 filing; Chad Bronstein had one late Form 3 filing and one late Form 4 filing.

Code of Ethics and Code of Conduct

We have a Code of Ethics that applies to our CEO and other senior financial officers, as well as a Code of Conduct applicable to all directors, officers and employees. A copy of each is posted on our website at www.jonessoda.com under the Investor Relations tab, under “Corporate Governance” and under the headings “Code of Ethics” and “Code of Conduct,” respectively. If we waive any material provision of our Code of Conduct or Code of Ethics for our CEO or senior financial officers or substantively change the codes, we will disclose that fact on our website within four business days.

Director Nomination Process

There were no material changes in 2021 to the process by which our securityholders may recommend nominees to our Board of Directors.

Audit Committee

The Company has an Audit Committee.  The Audit Committee represents the Board of Directors in discharging its responsibilities relating to our accounting, reporting, financial and internal control practices, and any related party transactions. Among its responsibilities, the Audit Committee: is responsible for selecting, retaining or replacing our independent auditors; reviews the scope, fees and result of their audit; reviews the independence of the auditors; reviews and approves any non-audit services and related fees; is informed of their significant audit findings and management's responses; reviews the adequacy of the Company’s accounting and financial personnel; reviews the Company’s financial reporting processes and internal controls over financial reporting and disclosure controls and procedures; and oversees legal and regulatory compliance matters, including reviewing and approving all significant related party transactions and potential conflict of interest situations. The Audit Committee reviews the quarterly and annual financial statements and recommends their acceptance to the Board of Directors. The Audit Committee also periodically reviews, in consultation with the Compensation Committee, the Company’s Code of Conduct and Code of Ethics, and establishes and reviews (a) procedures for receipt, retention and treatment of complaints regarding the Company's accounting, internal controls and auditing matters; and (b) procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under a written charter setting forth the functions and responsibilities of the committee, which is reviewed by the committee on a periodic basis, and by the Board of Directors as appropriate. A current copy of the charter is available on our website at www.jonessoda.com under the Investor Relations tab under the heading “Corporate Governance.”

As of February 15, 2022, the Audit Committee is comprised of Messrs. Sirkin (Chair), Norman and Bronstein (and, prior to February 15, 2022, was comprised of Messrs. Jeffrey D. Anderson, Michael M. Fleming and Sirkin for fiscal year 2021). The Board of Directors has determined that, after consideration of all relevant factors, each of these directors qualifies as an “independent” director under applicable Securities and Exchange Commission (“SEC”) and NASDAQ rules. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years. The Board of Directors has determined that none of the current members of the Audit Committee qualify as an “audit committee financial expert” as defined under applicable SEC rules. The Board of Directors plans to appoint a new person to serve on the Audit Committee who possess the requisite “financial sophistication” under applicable NASDAQ rules to qualify as an “audit committee financial expert”.   The Audit Committee held four meetings in 2021.

EXECUTIVE OFFICERS

Our executive officers as of March 14, 2022 were as follows:

Name	Age	Position
Mark Murray	62	President and Chief Executive Officer
Eric Chastain	51	Chief Operating Officer, President of the Jones Beverage Division, and Corporate Secretary
Jamie Colbourne	63	Principal Financial Officer and Interim Chief Financial Officer
Joe Culp	30	Controller and Principal Accounting Officer

Mr. Chastain was appointed as our Chief Operating Officer effective June 2014 and as the President of the Jones Beverage Division since November 8, 2021. He has been with the Company for nearly 20 years, and previously served as Vice President of Operations of the Company from May 2002 to June 2014. As Chief Operating Officer, Mr. Chastain is responsible for directing the operational aspects of our contract manufacturing, as well as purchasing, logistics, and product development. Additionally, Mr. Chastain leads the international business development for the Company. Prior to joining us, Mr. Chastain had several years of beverage manufacturing experience as Director of Operations. Mr. Chastain attended Washington State University and Central Washington University where he earned a Bachelor of Arts degree in Business Administration.

Mr. Culp has served as our Controller and Principal Accounting Officer since March 8, 2021. He has served in various financial roles since joining us in January 2019, including as Principal Financial Officer from March 8, 2021 to November 23, 2021. Previously, Mr. Culp served as a senior accountant in the audit department of Moss Adams LLP from 2014 to November 2018, performing audits for both public and private companies across various industries including manufacturing, public utilities, financial institutions, health care, and contractors. Mr. Culp received a Bachelor of Arts degree in Accounting and Master's in Accounting, both from Washington State University, and is a Certified Public Accountant.

The biographical information for Jamie Colbourne and Mark Murray is included above under “Board of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2021 and 2020, all compensation awarded or paid by us to, or earned by, the following persons (the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total
Mark Murray	2021	284,375	100,000	-	1,200		385,575
President and Chief Executive Officer	2020	85,417	-	82,500	75,400	(3)	243,317
Eric Chastain	2021	170,183	33,000	24,500	1,800	(2)	229,483
Chief Operating Officer, President of the Jones Beverage Division, and Corporate Secretary	2020	114,922	16,500	11,000	1,800	(2)	144,222
Joe Culp	2021	95,000	29,250	24,500	-		148,750
Controller and Principal Accounting Officer	2020	85,000	10,500	-	-		95,500

____________

(1)

Represents the aggregate grant date fair value for awards granted, as applicable, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 7 regarding the assumptions underlying the valuation of equity awards.

(2)	Consisted of a car allowance and cell phone allowance for Mr. Chastain in 2020 and 2021 and Mark Murray in 2021.
(3)

Mr. Murray was appointed as our President effective September 1, 2020 and as our Chief Executive Officer as of December 1, 2020.  “All Other Consideration” consisted of a car allowance and cell phone allowance for Mr. Murray in 2020, as well as consulting payments made to Mr. Murray during 2020 prior to his employment as our President in September 2020.

Narrative Disclosure to Summary Compensation Table

The following describes the material factors necessary to understand the compensation disclosed in the Summary Compensation Table.

Mark Murray. Mr. Murray was appointed as our President effective September 1, 2020, and we and Mr. Murray entered into our standard employment letter agreement pursuant to which Mr. Murray served as President at an annual salary of $250,000. Effective December 1, 2020, we and Mr. Murray entered into an amended and restated employment letter agreement pursuant to which Mr. Murray serves as our Chief Executive Officer and President at an annual salary of $275,000. Effective May 16, 2021, Mr. Murray’s annual base salary will be increased from $275,000 to $290,000. In addition, Mr. Murray will be eligible to earn a cash bonus in an amount equal $75,000 payable in the event that the Company achieves both its revenue and EBITDA targets for 2021 (with upward scaling of the bonus amount available to be earned at the rate of $1,250 in additional bonus amounts for every 1% above these targets achieved by the Company (i.e., if the Company exceeds both its revenue and EBITDA targets for 2021 by 20%, the bonus amount for 2021 shall be equal to $100,000)). The Company also approved the grant to Mr. Murray of a stock option to purchase up to 100,000 shares of the Company’s Common Stock; provided that (a) such option shall become immediately vested as to 50,000 shares if the Company achieves both its revenue and EBITDA targets for 2021 (as determined by the Compensation Committee in its reasonable discretion based on its review of the Company’s audited consolidated financial statements for 2021); (b) such option shall become immediately vested as to 100,000 shares if the Company exceeds by at least 20% both its revenue and EBITDA targets for 2021 (as determined by the Compensation Committee in its reasonable discretion based on its review of the Company’s audited consolidated financial statements for 2021) and (c) such option shall be terminated in its entirety and shall not be exercisable for any shares if the Company does not achieve both its revenue and EBITDA targets for 2021 (as determined by the Compensation Committee in its reasonable discretion based on its review of the Company’s audited consolidated financial statements for 2021). Mr. Murray’s stock option shall be subject to the Company’s 2011 Equity Incentive Plan, as readopted, and the Company’s standard non-qualified stock option agreement, which have been filed by the Company with the Securities and Exchange Commission, and shall have an exercise price equal to the Company’s closing stock price (as quoted on the OTCQB marketplace) on the date of grant. Effective as of February 15, 2022, the Board of Directors approved a cash bonus for Mr. Murray in the amount of $100,000 based on the company’s 2021 performance.  In addition, Mr. Murray was granted non-qualified stock options subject to the terms and conditions of our 2011 Plan for the purchase of (i) 100,000 shares of the our common stock at an exercise price equal to $0.165 per share, which were immediately vested as of the date of grant, and (ii) 400,000 shares of our common stock at an exercise price equal to $0.165 per share, which vests as follows:  1/4th of the shares subject to the option shall vest on the one-year anniversary of the date of grant and an additional 1/48th of the shares subject to the option shall vest on a monthly basis thereafter for a period of 48 months (subject to Mr. Murray’s continuous service with us).

Eric Chastain. Mr. Chastain has served as our Chief Operating Officer since June 2014, as Corporate Secretary since December 2015 and as the President of the Jones Beverage Division since November 8, 2021. Mr. Chastain previously served as Vice President of Operations from 2002 until June 2014 when he was promoted to Chief Operating Officer. Effective as of November 8, 2021, Mr. Chastain’s annual base salary was increased from $165,000 to $200,000. In addition, Mr. Chastain may be eligible to receive an annual performance-based cash bonus based on us achieving certain net income targets, all subject to approval by the Compensation Committee. Effective as of February 15, 2022, the Board of Directors approved a cash bonus for Mr. Chastain in the amount of $33,000 based on the company’s 2021 performance. In connection with his performance, in March 2020, we awarded to Mr. Chastain a stock option to purchase 50,000 shares of common stock, which option is subject to the terms and conditions of our 2011 Plan (as defined below), has an exercise price equal to $0.22 per share and vests as follows:  (i) 25% of such shares upon the first anniversary of the vesting commencement date and (ii) an additional 1/48th of such shares at the conclusion of each additional one-month period thereafter, in each case subject to Mr. Chastain’s continued employment with us. In addition, in connection with his performance, in March 2021, we awarded to Mr. Chastain a stock option to purchase 50,000 shares of common stock, which option is subject to the terms and conditions of our 2011 Plan, has an exercise price equal to $0.49 per share and vests as follows:  (i) 25% of such shares upon the first anniversary of the vesting commencement date and (ii) an additional 1/48th of such shares at the conclusion of each additional one-month period thereafter, in each case subject to Mr. Chastain’s continued employment with us. During 2021 and 2020, Mr. Chastain was paid a $150 per month cell phone allowance.

Joe Culp. Mr. Culp has served as our Controller and Principal Accounting Officer since March 8, 2021. He has served in various financial roles since joining us in January 2019, including as Principal Financial Officer from March 8, 2021 to November 23, 2021. Effective as of January 1, 2022, Mr. Culp’s annual base salary was increased from $95,000 to $110,000. In addition, on November 2, 2021, the Board approved a cash bonus in the amount of $15,000 for Mr. Culp. Additionally, Mr. Culp was paid a cash bonus of $14,250 effective February 15, 2022 in connection with his 2021 performance. In addition, in March 2021, we awarded to Mr. Culp a stock option to purchase 50,000 shares of common stock, which option is subject to the terms and conditions of our 2011 Plan, has an exercise price equal to $0.49 per share and vests as follows:  (i) 25% of such shares upon the first anniversary of the vesting commencement date and (ii) an additional 1/48th of such shares at the conclusion of each additional one-month period thereafter, in each case subject to Mr. Culp’s continued employment with us.

Outstanding Equity Awards at Fiscal Year-End 2021 Table

The following table presents information about outstanding equity awards held by each of the Named Executive Officers as of December 31, 2021.

		Option Awards
		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark Murray (1)	11/3/2020	100,000	300,000	$0.17	3/6/2028
	11/3/2020	100,000	—	0.17	12/21/2025
Eric Chastain (2)	3/23/2021	—	50,000	0.49	3/23/2031
	3/26/2020	21,875	28,125	0.22	3/26/2030
	3/6/2018	23,438	1,562	0.35	3/6/2028
	3/6/2018	25,000	—	0.35	3/6/2028
	12/8/2016	50,000	—	0.49	12/8/2026
	12/8/2016	50,000	—	0.49	12/8/2026
	11/18/2015	50,000	—	0.41	11/18/2025
	12/12/2013	50,000	—	0.47	12/12/2023
	1/24/2013	100,000	—	0.27	1/24/2023
	12/6/2012	15,000	—	0.31	12/6/2022
Jamie Colbourne (3)	1/4/2021	—	104,690	0.18	1/4/2031
	12/2/2020	11,870	—	0.18	12/2/2030
Joe Culp (4)	3/23/2021	—	50,000	0.49	3/23/2031
	11/5/2019	13,021	11,979	0.40	11/5/2029
	1/24/2019	18,229	6,771	0.28	1/24/2029

__________________

(1)

Mr. Murray's stock options vest as follows (in each case, subject to Mr. Murray’s continued service with the Company):

•400,000 stock option granted in November 2020 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter; and

•100,000 stock options granted in November 2020 was fully vested upon grant.

(2)

Mr. Chastain's stock options vest as follows (in each case, subject to Mr. Chastain’s continued service with the Company):

•2021 stock option granted in March 2021 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2020 stock option granted in March 2020 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2018 stock option granted in March 2018, 50% vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter; and 50% cliff vested in March 2019 after certain performance metrics were met;

•2016 stock option granted in December 2016 cliff vested in 2017 as certain quantitative performance metrics were met;

•2016 stock option granted in December 2016 vested over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2015 stock option granted in November 2015 vested over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2013 stock option granted in December 2013 vested over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2013 stock option granted in January 2013 vested and became exercisable at a rate of 1/24 each month and became fully exercisable on the two-year anniversary of the date of grant subject his continuous service; and

•2012 stock option vested in full on the one-year anniversary of the date of grant.

(3)

Mr. Colbourne's stock options vest as follows (in each case, subject to Mr. Colbourne’s continued service with the Company):

•2021 stock option granted in January 2021 vests in full in January 2022.

•2020 stock option granted in December 2020 vests in full in December 2021.

(4)

Mr. Culp's stock options vest as follows (in each case, subject to Mr. Culp’s continued service with the Company):

•2021 stock option granted in March 2021 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2019 stock option granted in November 2019 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

•2019 stock option granted in January 2019 vests over a period of 48 months, with 25% vesting after one year and an additional 1/48th vesting each one-month period of continuous service completed thereafter;

Additional Narrative Disclosure

In March 2021, the Board of Directors approved the readoption of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) to extend the expiration date thereof from April 1, 2021 to April 1, 2023 and obtained shareholder approval of such readoption at the annual meeting of shareholders held on May 13, 2021.

On September 30, 2021, the Board of Directors upon the recommendation of the Compensation Committee, approved an amendment to the 2011 Plan to decrease the number of shares of common stock available for issuance pursuant to future awards under the 2011 Plan from 4,785,597 shares of common stock to 2,500,000 shares of common stock. In addition, the Board of Directors approved an amendment to the outstanding awards previously granted under the 2011 Plan to provide that upon the closing of the Plan of Arrangement, the vesting of all awards outstanding as of September 30, 2021 shall be accelerated, and such awards shall thereafter become immediately vested in full and the restrictions thereon shall lapse.

Moreover, our 2011 Plan, as amended, provides for accelerated vesting of all unvested awards upon a corporate transaction, irrespective of the scheduled vesting date for these awards, unless the awards are assumed or substituted for by the successor company. For purposes the 2011 Plan, a “corporate transaction” means any of the following events:

●	Acquisition by a third party of beneficial ownership of 50% or more of the outstanding common stock or voting power of the Company, subject to certain exceptions;
●

A change in the composition of the Board of Directors during any 24-month period such that the individuals who, as of the beginning of such 24-month period, constitute the Board of Directors, cease for any reason to constitute at least a majority of the Board of Directors, subject to certain exceptions;

●	Consummation of a merger or consolidation of the Company with or into any other company;
●

Consummation of a statutory share exchange pursuant to which our outstanding shares are acquired or a sale in one transaction or a series of transactions undertaken with a common purpose of at least 50% of our outstanding voting securities; or

●	Consummation of a sale, lease, exchange or other transfer in one transaction or a series of related transactions undertaken with a common purpose of all or substantially all of our assets.

Compensation Practices

We have evaluated the risks arising from our compensation policies and practices for our employees and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. In this regard, the following factors, among others, were considered:

●	Compensation is in line with the Company’s business plan and discourages inappropriate risk-taking for short-term gains;
●

Long-term incentive compensation is primarily in the form of stock options that generally vest over multiple year periods, thereby aligning the interests of management and other key employees with the long-term interests of our shareholders;

●	Annual cash bonuses are discretionary and are not governed by a fixed formula; and
●	Sales commissions are not an element of our compensation practices for our Named Executive Officers or other senior management.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Compensation Committee and the Board of Directors consider the significant amount of time that directors expend in fulfilling their duties as well as the skill level required of members of the Board of Directors.

In addition to cash and stock-based compensation, non-employee directors are reimbursed for their out-of-pocket expenses, in accordance with our reimbursement policies, incurred in attending meetings of the Board of Directors and committee meetings and conferences with our management. We also maintain liability insurance for all of our directors and executive officers.

2021 Cash Compensation

We pay cash compensation to our non-employee directors for their service on the Board of Directors and Board committees. Under our standard director compensation structure for 2021, each non-employee director received the following cash compensation for his or her service in 2021:

Position	Amount
Non-employee (NE) Director Annual Retainer (payable in quarterly payments)	$20,000
NE Director Board Meeting Attendance Fee (telephonic)	2,000 (500)
Chair of Board of Directors Annual Retainer	5,000
Chair of Audit Committee Annual Retainer	2,500
Chair of Compensation and Governance Committee Annual Retainer	1,000
Chair of Nominating Committee Annual Retainer	1,000
Audit Committee Member Annual Retainer	1,000
Compensation, Nominating, and Governance Committee Member Annual Retainer	500

Non-employee directors can elect to receive payment of all or any portion of their cash compensation in the form of shares of our fully vested common stock in lieu of cash. Our Compensation Committee has approved this practice since June 2010. No directors elected to receive shares in lieu of payment of all or any portion of their cash compensation during 2021.

2021 Equity Compensation

Commencing as of January 1, 2020, equity compensation for non-employee director service consists of the grant of an annual non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by the closing stock price (as quoted on the OTCQB marketplace) on the date of grant (which shall be the first trading day in January in each calendar year), and such stock option award shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant. When joining our Board of Directors, each new non-employee director shall be granted a non-qualified stock option award that vests on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and shall have an exercise price equal to our closing stock price (as quoted on the OTCQB marketplace) on the date of grant.

2021 Director Compensation Table

The following table presents information about compensation earned by non-employee directors during 2021:

Name	Fees Earned ($)	Stock Option Awards ($)(1)	Total ($)
Jeff Anderson	$38,000	$25,000	$63,000
Clive Sirkin	34,000	25,000	59,000
Paul Norman	33,000	25,000	58,000
Michael Fleming	34,333	25,000	59,333
Jamie Colbourne	43,667	25,000	68,667

___________

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of March 14, 2022 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

●	each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;

●	the Named Executive Officers identified in the Summary Compensation Table below;

●	each of our directors and director nominees; and

●	all of our directors and executive officers as a group.

As of March 14, 2022 there were 91,866,024  shares of common stock issued and outstanding. Unless otherwise indicated, each person's address is c/o Jones Soda Co., 66 S. Hanford St., Suite 150, Seattle, WA 98134.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 14, 2022 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

	Beneficial Ownership of Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	Securities Currently Exercisable or Within 60 Days	Total Beneficial Ownership	Percent of Total
5% Owners
Heavenly Rx Ltd.	9,000,000	—	9,000,000	9.8%
SOL Verano Blocker 1 LLC	17,222,195	—	17,222,195	18.7%
Executive Officers and Directors
Mark Murray, President and Chief Executive Officer	450,000	500,000	950,000	1.0%
Eric Chastain, Chief Operating Officer and Corporate Secretary (2)	10,500	503,559	514,059	*
Joe Culp, Controller and Principal Accounting Officer	—	100,000	100,000	*
Jamie Colbourne, Director	400,000	116,560	516,560	*
Alex Spiro, Director	83,000	—	83,000	*
Clive Sirkin, Director	1,920,211	185,335	2,105,546	2.3%
Chad Bronstein, Director	—	—	—	*
Paul Norman, Director	1,665,152	185,335	1,850,487	2.0%
All current directors and executive officers as a group (8 persons)(3)	4,528,863	1,590,789	6,119,652	6.5%

* Less than one percent
(1) The table is based upon information supplied by such principal shareholders, executive officers and directors.

(2) On April 18, 2018, Mr. Chastain purchased a $10,000 convertible subordinated promissory note of the Company, which accrues interest at a rate of 6.0% per annum with a four-year team and a conversion rate of $0.32 per share. The conversion price is subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share.  Mr. Chastain may convert all or part of such convertible note into shares of common stock of the Company at any time on or prior to the maturity date of the convertible note. As of March 14, 2022, Mr. Chastain has the ability to convert the note into 38,559 shares, which have been included in the amounts described above.

(3) Consists of Messrs. Colbourne, Bronstein, Spiro, Norman, Sirkin, Chastain, Murray, and Culp.

Equity Compensation Plan Information

The following table gives information as of December 31, 2021, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Jones Soda Co. 2011 Incentive Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,305,511	$0.36	2,389,062	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,305,511	$0.36	2,389,062	(1)

(1)	The 2011 Plan, as readopted, includes a formula for an annual increase in the number of shares authorized under the 2011 Plan, as of January 1 of each year, by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Board of Directors, provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. On September 30, 2021, our Board of Directors upon the recommendation of our Compensation Committee, approved an amendment to the 2011 Plan to decrease the number of shares of common stock available for issuance pursuant to future awards under the 2011 Plan from 4,785,597 shares of common stock to 2,500,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

On February 9, 2022, current directors Chad Bronstein and Alex Spiro purchased, prior to becoming directors on our Board of Directors, an aggregate principal amount of   $100,000 and $400,000, respectively, of Contingent Convertible Debentures of the Company, which are convertible into units of Jones at a conversion price of $0.50 per Jones unit, with each Jones unit consisting of one Jones Shares and one Jones Special. Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon Jones increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to the then outstanding convertible/exercisable securities of Jones. The Contingent Convertible Debentures are automatically convertible into Jones units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones. The Contingent Convertible Debentures are only convertible into Jones units upon the occurrence of a Conversion Event.

Jamie Colbourne, the Chair of our Board of Directors and Interim Chief Financial Officer, Mark Murray, our President and Chief Executive Officer and a member our Board of Directors, former director Jeffrey Anderson and current directors  Clive Sirkin and Paul Norman, each acquired $200,000 in Subscription Receipts in Pinestar, and consequently each of these related persons acquired 400,000 Jones Shares and 400,000 Jones Special Warrants (exercisable into Jones Shares at an exercise price of $0.625 per Jones Share) in connection with the closing of the Plan of Arrangement on February 15, 2022. The issuance of Jones Shares and Jones Special Warrants to these related parties was  approval  by the Company’s Audit Committee following the process described below.

Independence of the Board of Directors

The Board of Directors has determined that four of our directors, Messrs. Spiro, Bronstein, Norman and Sirkin, are “independent directors” within the meaning of the listing standards of The Nasdaq Stock Market (“NASDAQ”). In making its independence determinations, the Board of Directors considered all relationships between any of the directors and the Company.

Pursuant to Section 2 of the IRA, we are required to nominate for election to the Board of Directors two directors designated by Heavenly Rx. Each of Paul Norman and Clive Sirkin are “Investor Designees” of Heavenly Rx, as defined in the IRA.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Policy for Approval of Audit and Permitted Non-Audit Services

All audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by our independent accountants for 2021 was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s charter requires that the Audit Committee review the scope and extent of audit services to be provided, including the engagement letter, prior to the annual audit, and review and pre-approve all audit fees to be charged by the independent accountants. In addition, the charter requires the Audit Committee to pre-approve all additional non-audit matters, if any, to be provided by the independent accountants.

Audit and Audit-Related Fees

The following table sets forth the aggregate fees billed by our current independent accountants, Armanino LLP (Bellevue, Washington, Auditor Firm ID: 32), for professional services rendered in the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$94,500	$—
Audit-Related Fees (2)	—	—
Tax fees (3)	16,050	—
All Other Fees (4)	—	—

The following table sets forth the aggregate fees billed by our former independent accountants, BDO LLP, for professional services rendered in the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$30,200	$122,778
Audit-Related Fees (2)	—	—
Tax fees (3)	16,050	36,715
All Other Fees (4)	—	—

(1)

“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statement on Form S-1 (previously on Form S-3).

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

ITEM 16.	10-K SUMMARY

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
4.5

Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).

4.6

Form of 3.00% Unsecured Contingent Convertible Debenture due February 9, 2023 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).

4.7

Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).

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

10.3*

Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).

10.4*	Form of Stock Option Grant Notice and Agreement under the 2011 Equity Incentive Plan, as readopted (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).
10.5*	Form of Restricted Stock Award Notice and Agreement under the 2011 Equity Incentive Plan, as readopted (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).
10.6*	Form of Restricted Stock Unit Award Notice and Agreement under the 2011 Equity Incentive Plan, as readopted (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed November 13, 2018; File No. 000-28820).
10.7	Form of Indemnification Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).
10.8*

Amended Compensation for Non-Employee Directors of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed September 30, 2019; File No. 000-28820).

10.9*

Amended and Restated Employment Letter Agreement between Jones Soda Co. and Mark Murray dated effective December 1, 2020 (Previously filed with, and incorporated herein by reference to, our current report on Form 8-K, filed December 2, 2020; File No. 000-28820).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Armanino LLP (Filed herewith).
31.1	Certification by Mark Murray, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Jamie Colbourne, Principal Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by Mark Murray, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification by Jamie Colbourne, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

March 14, 2022	JONES SODA CO.
	By:	/s/ Jamie Colbourne
Principal Financial Officer and Interim Chief Financial Officer

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

Signature	Capacities	Date

/s/ MARK MURRAY	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Mark Murray

/s/JAMIE COLBOURNE	Director, Chairman of the Board, Interim Chief Financial Officer (Principal Financial Officer)	March 14, 2022
Jamie Colbourne

/s/ ALEX SPIRO	Director	March 14, 2022
Alex Spiro

/s/ CHAD BRONSTEIN	Director	March 14, 2022
Chad Bronstein

/s/ PAUL NORMAN	Director	March 14, 2022
Paul Norman

/s/ CLIVE SIRKIN	Director	March 14, 2022
Clive Sirkin