Form 10-Q
period 2022-03-31
JONES SODA CO
filed 2022-05-13
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 12, 2022, there were 92,252,188 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

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

●Our ability to recognize the anticipated benefits of the transactions completed in the connection with the Plan of Arrangement;

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,856	$4,667
Accounts receivable, net of allowance of $111 and $114	3,216	2,662
Inventory	2,907	1,923
Prepaid expenses and other current assets	477	358
Total current assets	18,456	9,610
Fixed assets, net of accumulated depreciation of $373 and $627	222	238
Right of use lease asset	338	365
Other assets	8	33
Total assets	$19,024	$10,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,735	$1,239
Accrued expenses	1,526	1,544
Lease liability, current portion	111	109
Taxes payable	9	8
Current portion of convertible subordinated notes payable, net	2,893	92
Current portion of accrued interest expense	-	55
2022 Financing Proceeds Received, Net of Closing Costs	-	538
Total current liabilities	6,273	3,585
Net convertible subordinated notes payable, net of current portion	-	1,778
Lease liability, net of current portion	237	266
Total liabilities	6,510	5,629
Shareholders’ equity:
Common stock, no par value:
Authorized — 100,000,000; issued and outstanding shares — 92,252,188 shares and 67,840,941 shares, respectively	85,561	76,017
Accumulated other comprehensive income	412	396
Accumulated deficit	(73,460)	(71,796)
Total shareholders’ equity	12,513	4,617
Total liabilities and shareholders’ equity	$19,024	$10,246

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands, except share data)
Revenue	$4,523	$2,857
Cost of goods sold	3,286	2,089
Gross profit	1,237	768
Operating expenses:
Selling and marketing	1,143	661
General and administrative	1,522	756
Total operating expenses	2,665	1,417
Loss from operations	(1,428)	(649)
Interest income	2	1
Interest expense	(231)	(60)
Other income (expense), net	-	(7)
Loss before income taxes	(1,657)	(715)
Income tax expense, net	(7)	(4)
Net loss	$(1,664)	$(719)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding - basic and diluted	77,721,719	63,156,112

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
Net loss	$(1,664)	$(719)
Other comprehensive income (loss):
Foreign currency translation adjustment	16	8
Total comprehensive loss	$(1,648)	$(711)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)
Three months ended March 31, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based compensation	25,000	53	-	-	53
Common stock issued upon conversion of notes payable	2,385,058	763	-	-	763
Issuance of common stock upon exercise of stock options	-	9	-	-	9
Beneficial conversion feature on paid-in-kind interest	-	2	-	-	2
Net loss	-	-	-	(719)	(719)
Other comprehensive income	-	-	8	-	8
Balance as of March 31, 2021	64,385,806	$74,780	$419	$(70,704)	$4,495

Three months Ended March 31, 2022
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Share based compensation	-	268	-	-	268
Common stock issued upon conversion of notes payable	4,411,199	2,124	-	-	2,124
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152			7,152
Net loss	-	-	-	(1,664)	(1,664)
Other comprehensive loss	-	-	16	-	16
Balance as of March 31, 2022	92,252,188	$85,561	$412	$(73,460)	$12,513

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,664)	$(719)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	247	68
Stock-based compensation	268	53
Change in allowance for doubtful accounts	(3)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(545)	(229)
Inventory	(982)	86
Prepaid expenses and other current assets	(119)	(72)
Other assets	25	-
Accounts payable	496	(260)
Accrued expenses	(66)	51
Taxes payable	1	(1)
Other liabilities	1	2
Net cash used in operating activities	(2,341)	(1,043)
INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14)
Net cash used in investing activities	-	(14)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	9
Proceeds from issuance of convertible notes, net	2,354	-
Proceeds from issuance of common stock and warrants, net	7,152	-
Net cash provided by financing activities	9,506	9
Net change in cash and cash equivalents	7,166	(1,048)
Effect of exchange rate changes on cash	24	11
Cash and cash equivalents, beginning of period	4,667	4,614
Cash and cash equivalents, end of period	$11,856	$3,577
Supplemental disclosure:
Cash paid during period for:
Interest	$47	-
Income taxes	6	$6
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$2,124	$763
Recognition of lease liability and right-of-use asset	-	-
Beneficial conversion feature on convertible notes and accrued interest	-	2

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

We are a Washington corporation and have four operating subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Pinestar Gold Inc., and Mary Jones Holdings Inc., and Mary Jones California, LLC (Subsidiaries).

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity

As of March 31, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $11.9 million and $4.7 million, respectively, and working capital of approximately $12.2 million and $6.0 million, respectively. Net cash used in operations during the three months ended March 31, 2022 and 2021 totaled approximately $2.3 million and $1.0 million, respectively. Net cash used in operations increased primarily due to the increase in inventory as of March 31, 2022 compared to December 31, 2021. Our cash flows vary throughout the year based on seasonality.

During the three months ended March 31, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that mature on February 9, 2023 (the “Maturity Date”) and shall begin to accrue interest at a rate of 3.00% commencing on April 1, 2022 and such interest shall become payable on the Maturity Date.

Additionally, upon the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) the Company received $7.1 million in net proceeds from a subscription receipt offering completed by Pinestar (the “Pinestar Subscription Receipt Offering”) prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 shares of the Company’s common stock (the “Jones Shares”) which were issued in exchange for all ofthe outstanding common shares of Pinestar (the “Pinestar Shares”), including the Pinestar Shares issued in connection with the Pinestar Subscription Receipt Offering, on a one-for-one basis.

During the three months ended March 31, 2022 and 2021, we received $0 and $9,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain supply chain conditions, may reduce demand for certain products, and may negatively impact our business.

As of the date of this Report, as a result of our cash on hand, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these condensed consolidated financial statements are issued.

Seasonality and other fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of stock keeping units (“SKU”) selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $32,000 and $15,000 for the three months ended March 31, 2022 and 2021, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 14, 2022 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2022 and 2021, our revenue was reduced by $308,000 and $350,000, respectively, for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $111,000 and $114,000 as of March 31, 2022 and December 31, 2021, respectively, were netted against accounts receivable. No impairment losses were recognized as of March 31, 2022 and December 31, 2021. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of March 31, 2022 and December 31, 2021, A. Lassonde Inc. (“Lassonde”), one of our independent distributors, made up 19% of our outstanding accounts receivable for each period.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the quarters ended March 31, 2022 and 2021, outstanding stock options amounting to 3,957,085 and 4,563,233 shares, shares issuable upon the conversion of the Convertible Notes (as defined in note 4) of 38,662 and 3,040,707, shares issuable upon the conversion of the Convertible Debenture (as defined in note 4) of 4,000,000 and 0, in each case at March 31, 2022 and 2021, respectively, were anti-dilutive.

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

2.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$2,051	$1,361
Raw materials	856	562
	$2,907	$1,923

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended March 31, 2022 and 2021, we recorded obsolete inventory expenses of $12,000 and $8,000, respectively.

3.	Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of March 31, 2022, this lease had a remaining lease term of 2.92 years.

During the quarters ended March 31, 2022 and 2021, we incurred rental expenses of $43,000 and $42,000, respectively. During the quarters ended March 31, 2022 and 2021, we made cash payments of $43,000 and $40,000.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows. As of March 31, 2022, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2022	$92
2023	126
2024	130
2025	22
Total lease payments	370
Less: imputed interest	(22)
Total remaining lease liability	$348

4.	Convertible Debentures

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

During the quarter ended March 31 2022, 2018 Convertible Notes in the aggregate principal amount of $100,000 and related accrued interest were converted into an aggregate of 386,164 shares of common stock in accordance with the original terms of the 2018 Convertible Notes. As a result, the carrying amount of the converted principal amount of such 2018 Convertible Notes, along with the converted accrued interest, in an aggregate amount of $124,000, was credited to common stock and unamortized discounts in an amount equal to $24,000 were recognized as interest expense for the quarter ended March 31, 2022. During the quarter ended March 31, 2021, Convertible Notes in the aggregate principal amount of $650,000 and related accrued interest were converted into an aggregate of 2,385,058 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $763,000, was credited to common stock and unamortized discounts in an amount equal to $22,000 were recognized as interest expense for the three months ended March 31, 2021.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 are amortized through interest expense over the term of the 2018 Convertible Notes. The balance of notes payable is presented net of unamortized discounts amounting to $1,000 and $47,000 at March 31, 2022 and 2021, respectively. The principal balance of notes payable to related parties amounted to $10,000, and $824,000 at March 31, 2022 and 2021. As of March 31, 2022, $10,000 of principal payments are due in April of 2022.

2021 Unsecured Convertible Debenture

On  July 14, 2021, we issued a $2,000,000 5.00% unsecured convertible debenture due July 14, 2023 (the “2021 Debenture”) to SOL Verano Blocker 1 LLC that was convertible into units of the Company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one  Jones Share and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then-outstanding convertible/exercisable securities. The 2021 Debenture accrued interest at a rate of 5.00% and we had $47,000 of interest due to SOL Verano Blocker 1 LLC on December 31, 2021.

The closing of the Plan of Arrangement resulted in the automatic conversion of the 2021 Debenture into an aggregate of 4,025,035 Jones Shares and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per Jones Share and Jones Special Warrant. As a result, the carrying amount of the converted principal amount of such 2021 Unsecured Convertible Debenture, in an aggregate amount of $2,000,000, was credited to common stock.

2022 Unsecured Convertible Debenture

On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due February 9, 2023 (the “Contingent Convertible Debentures”), which are convertible into Jones Units of Jones at a conversion price of $0.50 per Jones Unit. . The Contingent Convertible Debentures are automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures are only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures mature on February 9, 2023 (the “Convertible Debenture Maturity Date”) and shall begin to accrue interest a rate of 3.00% commencing on April 1, 2022 and such interest shall become payable on the Convertible Debenture Maturity Date. Under the terms of the Contingent Convertible Debenture, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement . We received net proceeds of $538,000 prior to December 31, 2021 and the remaining of the total $3,000,000 during the quarter ended March 31, 2022. The related closing costs amounting to $108,000 are amortized through interest expense over the term of the Convertible Debenture.

5.	Shareholders’ Equity

Under the terms of our 2011 Incentive Plan (the “Plan”), the number of shares authorized under the Plan may be increased each January 1st by an amount equal to the lesser of (a) 1,300,000 shares, (b) 4.0% of our outstanding common stock as of the end of our immediately preceding fiscal year, and (c) a lesser amount determined by the Company’s Board of Directors (the “Board”), provided that the number of shares that may be granted pursuant to awards in a single year may not exceed 10% of our outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year. As of March 31, 2022, the total number of shares of common stock authorized under the Plan was 9,798,435 shares.

Under the terms of the Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Awards may consist of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term and vest over a period of 48 months with the first 25% of the shares subject to the option vesting one year from the grant date and the remaining 75% of the shares subject to the option vesting in equal monthly increments over the subsequent 36 months. Restricted stock awards generally vest over one year. As of March 31, 2022, there were 1,737,488 shares of unissued common stock authorized and available for future awards under the Plan.

In March 2021, the Board approved the readoption of the Plan to extend the expiration date thereof from April 1, 2021 to April 1, 2023 and obtained shareholder approval of such readoption at the annual meeting of shareholders held on May 13, 2021.

On September 30, 2021, the Board, upon the recommendation of our compensation committee, approved an amendment to the Plan to decrease the number of shares of common stock available for issuance pursuant to future awards under the Plan from 4,785,597 shares of common stock to 2,500,000 shares of common stock. As of such date, there were outstanding awards exercisable into an aggregate of 3,194,573 shares of common stock previous granted under the Plan; after such amendment, there is an aggregate of 5,694,573 shares of common stock reserved for issuance under the Plan. In addition, the Board approved an amendment to the outstanding awards previously granted under the Plan to provide that upon the closing of the Arrangement (as defined below), the vesting of such awards shall be accelerated, and such awards shall thereafter become immediately vested in full and the restrictions thereon shall lapse. If the Arrangement is not consummated, there shall be no accelerated vesting and the awards shall continue to vest in accordance with their original terms.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2022	3,405,511	$0.25
Options granted	625,648	0.37
Options forfeited/expired	(74,074)	0.45
Balance at March 31, 2022	3,957,085	$0.27
Exercisable, March 31, 2022	3,085,511	$0.22
Vested and expected to vest	3,708,291	$0.26

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2021	3,589,783	$0.36
Options granted	998,450	0.36
Options exercised	(25,000)	0.34
Balance at March 31, 2021	4,563,233	$0.36
Exercisable, March 31, 2021	2,880,121	$0.39
Vested and expected to vest	4,070,942	$0.38

As mentioned above, our stock option plan does allow for the granting of restricted stock options. However, there was no restricted stock activity during the three months ended March 31, 2022 and 2021.

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

At March 31, 2022, we had unrecognized compensation expense related to stock options of $355,000 to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2022	2021

Stock options:	$268	$53

Income statement account:
Selling and marketing	$91	$19
General and administrative	177	34
	$268	$53

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2022	2021
Expected dividend yield	—	—
Expected stock price volatility	78.3%	73.9%
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	5.9	5.8
Weighted-average grant date fair-value	$0.37	$0.23

The aggregate intrinsic value of stock options outstanding at March 31, 2022 was approximately $681,000 and for options exercisable was $662,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three months ended March 31, 2022. There were 25,000 options exercised with an aggregate intrinsic value of $2,700 during the three months ended March 31, 2021.

(c)	Closing of the Pinestar Gold Inc. - Plan of Arrangement:

On February 15, 2022, Jones issued an aggregate of 20,000,048 Jones Shares in connection with the completion of the Plan of Arrangement whereby the outstanding Pinestar Shares were exchanged for newly issued Jones Shares on a one-for-one basis. The Plan of Arrangement had previously been approved by both Pinestar’s shareholders as well as by the Supreme Court of British Columbia after such court held a hearing on the fairness of the terms and conditions of the Plan of Arrangement at which all Pinestar shareholders had the right to appear.

In connection with the Plan of Arrangement, Pinestar completed the Pinestar Subscription Receipt Offering for aggregate net proceeds of $7,152,000, at a price per subscription receipt equal to $0.50. As part of the closing of the Plan of Arrangement, each such subscription receipt automatically converted into one Pinestar Share and one new common share purchase warrant of Pinestar, which were then immediately exchanged for Jones Shares and Jones Special Warrants, respectively, in accordance with a 1:1 exchange ratio.

The issuance of Jones Shares to the holders of Pinestar Shares (including Pinestar Shares received upon the conversion of the subscription receipts issued in the Pinestar Subscription Receipt Offering) in the Plan of Arrangement was exempt from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval.

6.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue:
United States	$3,630	$2,260
Canada	893	580
Other countries	-	17
Total revenue	$4,523	$2,857

During the three months ended March 31, 2022 and 2021, one of our customers (Lassonde) represented an aggregate of approximately 21% and 20% of our revenue, respectively.

7.	Subsequent Events

On April 16, 2022, the Company and Simply Better Brands Corp. (“SBBC”) entered into a binding offer to purchase (the “LOI”) pursuant to which SBBC and the Company agreed to complete an arm’s length business combination through the acquisition by SBBC of all of the issued and outstanding common shares of the Company (the “SBBC Transaction”).

Pursuant to the terms of the LOI, SBBC agreed to purchase 100% of the issued and outstanding Jones Shares at a deemed value of $0.75 per Jones Share, payable in fully paid and non-assessable common shares of SBBC (“SBBC Shares”) based on a price per SBBC Share equal to $3.65. In addition, SBBC will assume all outstanding debt of the Company and exchange any dilutive securities of the Company for materially similar securities of SBBC based on an implied ratio of 0.20548 SBBC Shares for each one (1) Jones Share held, with the aggregate value of the Transaction being approximately $98,902,257 on a fully-diluted basis.

Each of the Company and SBBC agreed to conduct a due diligence investigation of the shares, share capital, prospects, business, assets, contracts, operations, records, rights, liabilities and obligations of the other, including financial, marketing, employee, legal, regulatory and environmental matters. (“Due Diligence Investigation”). Further, the Company and SBBC agreed that they will each have a 30-day, or a mutually agreed upon, period (“Due Diligence Period”) commencing on the execution of the LOI within which to complete their respective Due Diligence Investigations and receive acceptable tax analysis.

The SBBC Transaction is subject to a number of terms and conditions, including, but not limited to, the parties entering into a definitive agreement with respect to the SBBC Transaction on or before June 30, 2022 (such agreement to include representations, warranties, conditions and covenants typical for a transaction of this nature), mutually favorable tax and corporate structuring, the approval by shareholders of both SBBC and the Company, and the approval of the TSX Venture Exchange or such other recognized stock exchange as the SBBC Shares may become listed after completion of the SBBC Transaction, and if applicable, disinterested shareholder approval. The Company is also required to enter voting and support agreements with all officers, directors, and insiders holding in excess of 5% of the issued and outstanding Jones Shares, and SBBC is required to enter voting support agreements with any shareholder holding in excess of 15% of the issued and outstanding SBBC Shares.

Each of the Company and SBBC may terminate the LOI by written notice to the other in the following circumstances: (a) to accept an unsolicited bona fide written proposal from an arm’s length third party to acquire all outstanding shares or all or substantially all assets, where such offer did not result from or involve a breach of the mutual exclusivity provisions of the LOI; (b) if the Due Diligence Investigation on the other party results in a discovery of a material fact in respect of the other party which would reasonably be expected to have a material adverse effect on such other party, or (c) if either party receives corporate, securities or tax advice which makes the completion of the SBBC Transaction undesirable, or will result in a structure which is commercially unreasonable. If the LOI is terminated pursuant to the above, the party that terminates the LOI shall reimburse the other party upon demand for all of their out-of-pocket expenses, in an amount not to exceed $500,000, that shall have been incurred by them in connection with the proposed SBBC Transaction.

The LOI also contains customary confidentiality, mutual exclusivity and standstill provisions.

In accordance with the terms of the LOI, upon completion of the Transaction, SBBC intends to change its name to "Jones Soda" or some derivation thereof and the board of directors of the combined company is intended to consist of the members of the Company’s current board of directors plus an additional director to be named by SBBC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2021 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022.

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

Potential Transaction with Simply Better Brands Corp.

On April 16, 2022, the Company and Simply Better Brands Corp. (“SBBC”) entered into a binding offer to purchase (the “LOI”) pursuant to which, SBBC agreed to purchase 100% of the issued and outstanding shares of the Company’s common stock (the “Jones Shares”) at a deemed value of $0.75 per Jones Share, payable in fully paid and non-assessable common shares of SBBC (“SBBC Shares”) based on a price per SBBC Share equal to $3.65 (the “SBBC Transaction”).

The SBBC Transaction is subject to a number of terms and conditions, including, but not limited to, the parties entering into a definitive agreement with respect to the Transaction on or before June 30, 2022 (such agreement to include representations, warranties, conditions and covenants typical for a transaction of this nature), mutually favorable tax and corporate structuring, the approval by shareholders of both SBBC and the Company, and the approval of the TSX Venture Exchange or such other recognized stock exchange as the SBBC Shares may become listed after completion of the Transaction, and if applicable, disinterested shareholder approval.

Each of the Company and SBBC is also subject to customary confidentiality, mutual exclusivity and standstill provisions pursuant to the terms of the LOI.

For a summary of the transaction, see Note 7 - Subsequent Events of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and to our Form 8-K filed with the SEC on April 21, 2022.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended March 31,
	2022	% of Revenue	2021	% of Revenue
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$4,523	100.0%	$2,857	100.0%
Cost of goods sold	(3,286)	(72.7)%	(2,089)	(73.1)%
Gross profit	1,237	27.3%	768	26.9%
Selling and marketing expenses	(1,143)	(25.3)%	(661)	(23.1)%
General and administrative expenses	(1,522)	(33.7)%	(756)	(26.5)%
Loss from operations	(1,428)	(31.6)%	(649)	(22.7)%
Interest income	2	0.0%	1	0.0%
Interest expense	(231)	(5.1)%	(60)	(2.1)%
Other income (expense), net	-	0.0%	(7)	(0.2)%
Loss before income taxes	(1,657)	(36.6)%	(715)	(25.0)%
Income tax expense, net	(7)	(0.2)%	(4)	(0.1)%
Net loss	$(1,664)	(36.8)%	$(719)	(25.2)%
Basic and diluted net loss per share	$(0.02)		$(0.01)

	As of
	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$15,072	$7,329
Fixed assets, net	222	238
Total assets	19,024	10,246
Long-term liabilities	237	2,044
Working capital	12,182	6,025

Seasonality and Other Fluctuations

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of stock keeping units or "SKUs" selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021

Revenue

For the quarter ended March 31, 2022, revenue increased by approximately $1.7 million, or 58.3%, to approximately $4.5 million compared to approximately $2.9 million for the quarter ended March 31, 2021. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada.

For the quarter ended March 31, 2022, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $308,000, a decrease of approximately $42,000, or 12.0%, compared to approximately $350,000 for the quarter ended March 31, 2021, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2022, gross profit increased by approximately $469,000, or 61.1%, to approximately $1.2 million compared to approximately $768,000 for the quarter ended March 31, 2021 primarily due to the continued shift to a more profitable product mix and further optimizing supply chain costs. For the quarter ended March 31, 2022, gross margin increased to 27.3% from 26.9% for the quarter ended March 31, 2021. This increase in gross margin was for the same reasons as noted above.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2022 were approximately $1.1 million, an increase of approximately $482,000, or 72.9%, from approximately $661,000 for the quarter ended March 31, 2021. Selling and marketing expenses as a percentage of revenue increased to 25.3% in the quarter ended March 31, 2022 from 23.1% in the same period in 2021. This increase was primarily a result of marketing spend associated with our upcoming cannabis product launch. This increase is also associated with increased social and digital marketing expenditures incurred during the quarter in an effort to expand customer engagement. Lastly, there was an increase in non-cash stock compensation expense in the first quarter of 2022 primarily as a result of the accelerated vesting of the Company’s outstanding stock options in connection with the closing of the Plan of Arrangement as described in note 5, which increased selling and marketing expenses by $91,000 in the current quarter compared to stock compensation expenses increasing selling and marketing expenses by $19,000 in the same quarter of 2021. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2022 and 2021, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $103,000 and $35,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2022 were approximately $1.5 million, an increase of approximately $766,000, or 101.3%, compared to approximately $756,000 for the quarter ended March 31, 2021. General and administrative expenses as a percentage of revenue increased to 33.7% in the quarter ended March 31, 2022 from 26.5% in the same period in 2021. This increase in general and administrative expenses was primarily due to the administrative costs associated with our cannabis product launch. In addition, we experienced an increase in insurance premiums of approximately $1.0 million and there was an increase in non-cash stock compensation expense in the first quarter of 2022 primarily as a result of  the accelerated vesting of the Company’s outstanding stock options in connection with  the closing of the Plan of Arrangement as described in note 5, which increased general and administrative expenses by $177,000 in the current quarter compared to stock compensation expenses increasing general and administrative expenses by $34,000 in the same quarter of 2021. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31, 2022 and 2021, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $182,000 and $43,000, respectively.

Interest Income

We earned approximately $2,000 of interest income for the quarter ended March 31, 2022, compared to $1,000 for the quarter ended March 31, 2021.

Interest Expense

We incurred approximately $231,000 of interest expense for the quarter ended March 31, 2022, compared to approximately $60,000 for the quarter ended March 31, 2021. This increase was primarily related to the conversions of Convertible Notes that occurred during the three months ended March 31, 2022 that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the quarters ended March 31, 2022 and 2021 was non-cash.

Income Tax Expense

We incurred approximately $7,000 of income tax expense for each of the quarters ended March 31, 2022 and 2021, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2022 was approximately $1.7 million compared to net loss of approximately $719,000 for the quarter ended March 31, 2021. This increase was primarily due to the increase marketing and administrative costs associated with our cannabis product launch, the increase in interest expense, and the increase in stock compensation expense.

Liquidity and Capital Resources

As of March 31, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $11.9 million and $4.7 million, respectively, and working capital of approximately $12.2 million and $6.0 million, respectively. Net cash used in operations during the three months ended March 31, 2022 and 2021 totaled approximately $2.3 million and $1.0 million, respectively. Net cash used in operations increased primarily due to the increase in inventory as of March 31, 2022 compared to December 31, 2021. Our cash flows vary throughout the year based on seasonality.

During the three months ended March 31, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that mature on February 9, 2023 and shall begin to accrue interest at a rate of 3.00% commencing on April 1, 2022 and such interest shall become payable on the maturity date of such Contingent Convertible Debentures.

Additionally, upon the consummation of the Plan of Arrangement (See note 5) the Company received $7.1 million in net proceeds from the Pinestar Subscription Receipt Offering completed prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 Jones Shares in exchange for all of the outstanding Pinestar Shares on a one-for-one basis., Based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, is sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.

During the three months ended March 31, 2022 and 2021, we received $0 and $9,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the continuation of the COVID-19 pandemic and uncertain supply chain conditions, may reduce demand for certain products, and may negatively impact our business.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022. There have been no material changes in our critical accounting policies during the three months ended March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.

(b)	Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, except for as set forth below:

The announcement and pendency of the SBBC Transaction may have an adverse effect on our business results, and a failure to complete the SBBC Transaction could have a material adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

On April 16, 2022, we entered into the LOI with SBBC, which provides for the acquisition of all of our outstanding shares of common stock in exchange for SBBC Shares at a ratio of 0.20548 SBBC Shares for each one (1) Jones Share outstanding. The SBBC Transaction is subject to a number of terms and conditions, including, but not limited to, the parties entering into a definitive agreement (the “Definitive Agreement”) with respect to the SBBC Transaction on or before June 30, 2022 (such agreement to include representations, warranties, conditions and covenants typical for a transaction of this nature), mutually favorable tax and corporate structuring, the approval by shareholders of both SBBC and the Company, and the approval of the TSX Venture Exchange or such other recognized stock exchange as the SBBC Shares may become listed after completion of the SBBC Transaction, and if applicable, disinterested shareholder approval.. There is no assurance that all of the various conditions will be satisfied, that the Company and SBBC will be successful in negotiating an acceptable Definitive Agreement, when or whether a Definitive Agreement will be reached between the parties, or that the SBBC Transaction will be completed on the proposed terms, within the expected timeframe, or at all.

The SBBC Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

●

the results of either the due diligence investigations or tax analysis to be conducted by each of the Company and SBBC are determined by either party to be not satisfactory to such party for any reason in its sole discretion;

●	the failure of SBBC and the Company to successfully negotiate the Definitive Agreement or come to an agreement on the material terms of the Definitive Agreement;

●	the failure to obtain requisite stockholder approval of the SBBC Transaction from the stockholders of either SBBC or the Company;

●	the failure to obtain approvals from the applicable stock exchanges;

●

the failure of the SEC to declare effective any registration statement filed with the SEC to register under the Securities Act the SBBC Shares to be issued to the Company’s stockholders in the SBBC Transaction;

●	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the SBBC Transaction; and

●	the failure to satisfy the other conditions to the completion of the SBBC Transaction, including the possibility that a material adverse effect would permit either party to terminate the LOI.

If the SBBC Transaction does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows, and stock price, and our stockholders would be exposed to additional risks, including:

●

investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the SBBC Transaction;

●

to the extent that the current market price of the Jones Shares reflects an assumption that the SBBC Transaction will be completed, the price of the Jones Shares could decrease if the SBBC Transaction is not completed;

●

any disruptions to our business resulting from the announcement and pendency of the SBBC Transaction, including adverse changes in our relationships with employees and our business partners, may continue or intensify in the event the SBBC Transaction is not consummated or is significantly delayed; and

●

the requirement that we pay SBBC up to $500,000 as compensation for SBBC’s out-of-pocket expenses in connection with the SBBC Transaction under certain circumstances that give rise to the termination of the LOI.

Even if successfully completed, there are certain risks to our stockholders from the SBBC Transaction, including:

●

the ratio of SBBC Shares to be issued in exchange for outstanding Jones Shares is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, either our shares of common stock or the SBBC Shares; and

●	we may experience a departure of employees prior to the closing of the SBBC Transaction.

There can be no assurance that we will be able to negotiate the Definitive Agreement or consummate the SBBC Transaction.

Although the LOI is binding on both the Company and SBBC, there can be no assurances that the SBBC Transaction will be consummated. The SBBC Transaction is subject to each of the Company and SBBC completing a due diligence review of the other party and receiving acceptable tax analysis regarding the structure of the SBBC Transaction. The detailed terms of the SBBC Transaction must also be set forth in the Definitive Agreement, which must be negotiated between the parties. There are no assurances that we will be successful in negotiating an acceptable Definitive Agreement, when or whether a Definitive Agreement will be reached between the parties, or that the SBBC Transaction will be consummated. Even if a Definitive Agreement is executed, there will be many conditions to closing, many of which are outside of the parties’ control and it cannot be predicted whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a Definitive Agreement, and there are many factors that may cause the closing to not occur, including matters discovered by each of the parties as they complete their respective due diligence investigation of the other party.

Litigation may arise in connection with the SBBC Transaction, which could be costly, prevent consummation of the SBBC Transaction, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the SBBC Transaction, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the SBBC Transaction may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the SBBC Transaction is not consummated for any reason, litigation could be filed in connection with the failure to consummate the SBBC Transaction. Any litigation related to the SBBC Transaction may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our business partners, or otherwise materially harm our operations and financial performance

ITEM 6.	EXHIBITS

2.1

Binding Offer to Purchase dated April 16, 2022, between the Company and Simply Better Brands Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on April 21, 2022).

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

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 13, 2022

JONES SODA CO. (Registrant)

By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer