Form 10-Q
period 2022-06-30
JONES SODA CO
filed 2022-08-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 11, 2022, there were 98,393,135 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

●	Our ability to recognize the anticipated benefits of the transactions completed in the connection with the Plan of Arrangement;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,285	$4,667
Accounts receivable, net of allowance of $119 and $114	4,071	2,662
Inventory	2,833	1,923
Prepaid expenses and other current assets	944	358
Total current assets	17,133	9,610
Fixed assets, net of accumulated depreciation of $390 and $627	216	238
Right of use lease asset	310	365
Other assets	8	33
Total assets	$17,667	$10,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619	$1,239
Accrued expenses	1,529	1,544
Lease liability, current portion	114	109
Taxes payable	14	8
Current portion of convertible subordinated notes payable, net	-	92
Current portion of accrued interest expense	-	55
2022 Financing Proceeds Received, Net of Closing Costs	-	538
Total current liabilities	3,276	3,585
Net convertible subordinated notes payable, net of current portion	-	1,778
Lease liability, net of current portion	208	266
Total liabilities	3,484	5,629
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000; issued and outstanding shares — 98,393,135 shares and 67,840,941 shares, respectively	88,703	76,017
Accumulated other comprehensive income	375	396
Accumulated deficit	(74,895)	(71,796)
Total shareholders’ equity	14,183	4,617
Total liabilities and shareholders’ equity	$17,667	$10,246

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$6,015	$4,458	$10,538	$7,315
Cost of goods sold	4,328	3,064	7,614	5,153
Gross profit	1,687	1,394	2,924	2,162
Operating expenses:
Selling and marketing	1,076	710	2,219	1,371
General and administrative	1,882	675	3,404	1,431
Total operating expenses	2,958	1,385	5,623	2,802
Income (loss) from operations	(1,271)	9	(2,699)	(640)
Interest income	2	1	4	2
Interest expense	(146)	(24)	(377)	(84)
Other income (expense), net	(11)	335	(11)	328
Income (loss) before income taxes	(1,426)	321	(3,083)	(394)
Income tax expense, net	(9)	(12)	(16)	(16)
Net income (loss)	$(1,435)	$309	$(3,099)	$(410)

Net income (loss) per share - basic and diluted	$(0.02)	$-	$(0.04)	$(0.01)
Net income (loss) per share - diluted	$(0.02)	$-	$(0.04)	$(0.01)
Weighted average common shares outstanding - basic and diluted	95,303,482	64,550,554	87,539,631	63,857,185
Weighted average diluted common shares outstanding	95,303,482	68,413,118	87,539,631	63,857,185

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income (loss)	$(1,435)	$309	$(3,099)	$(410)
Other comprehensive income (loss):
Foreign currency translation adjustment	(37)	35	(21)	43
Total comprehensive income (loss)	$(1,472)	$344	$(3,120)	$(367)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended June 30, 2021
Balance as of March 31, 2021	64,385,806	$74,780	$419	$(70,704)	$4,495
Share based compensation	-	28	-	-	28
Common stock issuance on conversion of notes payable	462,600	148	-	-	148
Exercise of stock options	129,271	58	-	-	58
Beneficial conversion feature on paid-in-kind interest	-	1	-	-	1
Net loss	-	-	-	309	309
Other comprehensive income	-	-	35	-	35
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074

Three months ended June 30, 2022
Balance as of March 31, 2022	92,252,188	$85,561	$412	$(73,460)	$12,513
Share based payment activity	80,000	117	-	-	117
Common stock issuance on conversion of notes payable	6,060,947	3,025	-	-	3,025
Exercise of stock options	-	-	-		-
Net loss	-	-	-	(1,435)	(1,435)
Other comprehensive loss	-	-	(37)	-	(37)
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183

Six months ended June 30, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Share based compensation	-	81	-	-	81
Common stock issued upon conversion of notes payable	2,847,658	911	-	-	911
Issuance of common stock upon exercise of stock options	154,271	67	-	-	67
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(410)	(410)
Other comprehensive income	-	-	43	-	43
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074

Six months ended June 30, 2022
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Share based compensation	80,000	386	-	-	386
Common stock issued upon conversion of notes payable	10,472,146	5,148	-	-	5,148
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(3,099)	(3,099)
Other comprehensive loss	-	-	(21)	-	(21)
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(3,099)	$(410)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	382	103
Stock-based compensation	386	81
Change in allowance for doubtful accounts	5	(9)
Forgiveness of PPP SBA loan	-	(335)
Changes in operating assets and liabilities:
Accounts receivable	(1,428)	(1,406)
Inventory	(916)	(55)
Prepaid expenses and other current assets	(585)	(36)
Other assets	25	-
Accounts payable	383	171
Accrued expenses	(43)	307
Taxes payable	6	2
Other liabilities	1	2
Net cash used in operating activities	(4,883)	(1,585)
INVESTING ACTIVITIES:
Purchase of fixed assets	(11)	(30)
Net cash used in investing activities	(11)	(30)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	67
Proceeds from issuance of convertible notes, net	2,354	-
Proceeds from issuance of common stock and warrants, net	7,152	-
Net cash provided by financing activities	9,506	67
Net change in cash and cash equivalents	4,612	(1,548)
Effect of exchange rate changes on cash	6	43
Cash and cash equivalents, beginning of period	4,667	4,614
Cash and cash equivalents, end of period	$9,285	$3,109
Supplemental disclosure:
Cash paid during period for:
Interest	$47	-
Income taxes	10	$12
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$5,148	$911
Beneficial conversion feature on convertible notes and accrued interest	-	3

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $9.3 million and $4.7 million, respectively, and working capital of approximately $13.9 million and $6.0 million, respectively. Net cash used in operations during the six months ended June 30, 2022 and 2021 totaled approximately $4.9 million and $1.6 million, respectively. Net cash used in operations increased primarily due to the increase in expenses related to expanding our business to the production of cannabis-containing beverages and related products as of June 30, 2022.

During the six months ended June 30, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that fully converted into 6,022,192 shares of common stock on May 16, 2022.

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

During the three and six months ended June 30, 2022, we received $0 from the cash exercise of stock options. During the three and six months ended June 30, 2021, we received $58,000 and $67,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $54,000 and $40,000 for the three months ended June 30, 2022 and 2021, respectively, and $86,000 and $55000 for the six months ended June 30, 2022 and 2021, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 14, 2022 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2022 and 2021, our revenue was reduced by $451,000 and $454,000, respectively, and for the six months ended June 30, 2022 and 2021, by $759,000 and $804,000, respectively, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $119,000 and $114,000 as of June 30, 2022 and December 31, 2021, respectively, were netted against accounts receivable. No impairment losses were recognized as of June 30, 2022 and December 31, 2021. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of June 30, 2022, two of our independent customers made up 33% of our outstanding accounts receivable. As of December 31, 2021, one of our independent customers made up 19% of our outstanding accounts receivable.

Net loss per share

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,435)	$309	$(3,099)	$(410)
Weighted average common shares outstanding:
Basic	95,303,482	64,550,554	87,539,631	63,857,185

Dilutive convertible notes	-	2,615,606	-	-
Dilutive stock options	-	1,246,958	-	-
Diluted	95,303,482	68,413,118	87,539,631	63,857,185
Net income (loss) per share:
Basic	$(0.02)	$0.00	$(0.04)	$(0.01)
Diluted	$(0.02)	$0.00	$(0.04)	$(0.01)

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the three and six months ended June 30, 2022, outstanding stock options amounting to 3,206,832 were anti-dilutive. Due to the net loss in the six months ended June 30, 2021, outstanding stock options amounting to 4,343,233 shares and shares issuable upon the conversion of the Convertible Notes of 2,615,606 were anti-dilutive and excluded from inclusion in diluted weighted shares outstanding.

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

2.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$1,738	$1,361
Raw materials	1,095	562
	$2,833	$1,923

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended June 30, 2022 and 2021, we recorded obsolete inventory expenses of $9,000 and $8,000, respectively. For the six months ended June 30, 2022 and 2021, we recorded obsolete inventory expenses of $22,000 and $16,000, respectively.

3.	Lease Obligations

We currently lease approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. As of June 30, 2022, this lease had a remaining lease term of 2.67 years.

During the quarters ended June 30, 2022 and 2021, we incurred rental expenses of $45,000 and $38,000, respectively and during the six months ended June 30, 2022 and 2021, we incurred rental expenses of $88,000 and $80,000, respectively. During the quarters ended June 30, 2022 and 2021, we made cash payments of $45,000 and $38,000, respectively and during the six months ended June 30, 2022 and 2021, we made cash payments of $88,000 and $78,000, respectively.

Management fees and other operational expenses were immaterial. Cash payments on our operating lease are presented as operating cash outflows in the condensed consolidated statements of cash flows. As of June 30, 2022, our scheduled lease payments excluding management fees and other operational expenses for the remainder of the lease term for the years ending December 31 will be as follows (in thousands):

2022	$62
2023	126
2024	130
2025	22
Total lease payments	340
Less: imputed interest	(18)
Total remaining lease liability	$322

4.	Convertible Debentures

2018 Convertible Subordinated Note Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”) to institutional investors and our management team, and other individual investors.

The 2018 Convertible Notes had a four-year term from the date of issuance and bear interest at 6% per annum until maturity on March 23, 2022, and April 18, 2022. The holders could convert the 2018 Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such 2018 Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price was subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest are due until the maturity.

The 2018 Convertible Notes were subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which is defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

During the quarter ended June 30 2022, 2018 Convertible Notes in the aggregate principal amount of $10,000 and related accrued interest were converted into an aggregate of 38,755 shares of common stock in accordance with the original terms of the 2018 Convertible Notes. As a result, the carrying amount of the converted principal amount of such 2018 Convertible Notes, along with the converted accrued interest, in an aggregate amount of $12,000, was credited to common stock. During the quarter ended June 30, 2021, Convertible Notes in the aggregate principal amount of $124,000 and related accrued interest were converted into an aggregate of 462,600 shares of common stock in accordance with the original terms of the Convertible Notes. As a result, the carrying amount of the converted principal amount of such Convertible Notes, along with the converted accrued interest, in an aggregate amount of $148,000, was credited to common stock and unamortized discounts in an amount equal to $3,000 were recognized as interest expense for the three months ended June 30, 2021.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 were amortized through interest expense over the term of the 2018 Convertible Notes. As of April 18, 2022 all convertible notes have been converted into shares and the current balance of the 2018 Convertible Subordinated Note Payable as of June 30, 2022 is $0.

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

2022 Unsecured Convertible Debenture

On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units of Jones at a conversion price of $0.50 per Jones Unit on May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement . We received net proceeds of $538,000 prior to December 31, 2021 and the remaining of the total $3,000,000 during the quarter ended March 31, 2022. The related closing costs amounting to $108,000 are amortized through interest expense over the term of the Contingent Convertible Debentures. On May 16, 2022 all Contingent Convertible Debentures were converted into shares, all capitalized closing costs have been fully amortized into interest expense, and the current balance of the Contingent Convertible Debentures as of June 30, 2022 was $0.

5.	Shareholders’ Equity

On May 16, 2022, our shareholders approved the adoption of the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), which replaced the 2011 Plan (defined below) and provides for the granting incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. Under the terms of the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance as awards under the 2022 Plan.

1,936,074 shares of common stock reserved under the terms of our 2011 Incentive Plan (the “2011 Plan”) but unissued were transferred to the reserve for the 2022 Plan. Thus, the total number of shares of common stock authorized under the Plan was 11,936,074 shares.

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of June 30, 2022, there were 7,436,074 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2022	3,405,511	$0.38
Options granted	625,648	0.54
Options forfeited/expired	(824,327)	0.41
Balance at June 30, 2022	3,206,832	$0.41
Exercisable, June 30, 2022	2,395,258	$0.32
Vested and expected to vest	2,975,046	$0.39

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2021	3,589,783	$0.36
Options granted	998,450	0.36
Options exercised	(154,271)	0.43
Options forfeited/expired	(90,729)	0.78
Balance at June 30, 2021	4,343,233	$0.35
Exercisable, June 30, 2021	2,707,124	$0.38
Vested and expected to vest	3,861,412	$0.35

(b)	Restricted stock awards:

Beginning on May 13, 2022 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company to periodically award restricted stock units as equity compensation for non-employee directors at the discretion of the Compensation and Governance Committee of the Board in lieu of stock options. Each restricted stock unit granted vests incrementally over the period in the specific award agreement, and certain restricted stock awards will immediately vest upon the occurrence of a "Change in Control" as defined in the  2022 Plan. Previously, January 1, 2020 through February 15, 2022, equity compensation for non-employee director service consisted of the grant of an annual non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which was the first trading day in January in each calendar year), and such stock option award had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. Prior to February 15, 2022, when joining the Board, each non-employee director was previously granted a non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option and restricted stock unit awards described above are governed by either the 2022 Plan or the 2011 Plan (if granted prior to the adoption of the 2022 Plan) and standard form of stock option grant notice and agreement and standard form of restricted stock unit grant notice and agreement.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Contractual Life
Non-vested restricted stock at January 1, 2022	-	$-	-
Granted	4,920,000	0.20	9.9
Vested	-	-	—
Non-vested restricted stock at June 30, 2022	4,920,000	$0.20	9.9

(c)	Stock-based compensation expense:

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

At June 30, 2022, we had unrecognized compensation expense related to stock options of $807,000 to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30, 2022
	2022	2021	2022	2021

Stock options	$23	$28	$292	$81
Restricted stock	94	-	94	-
	$117	$28	$386	$81

Income statement account:
Selling and marketing	$18	$6	$109	$25
General and administrative	99	22	277	56
	$117	$28	$386	$81

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30, 2022
	2022	2021
Expected dividend yield	—	—
Expected stock price volatility	78.3%	74.8%
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	5.9	5.8
Weighted-average grant date fair-value	$0.37	$0.23

The aggregate intrinsic value of stock options outstanding at June 30, 2022 was approximately $82,000 and for options exercisable was also $82,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three or six months ended June 30, 2022. There were 154,271 options exercised with an aggregate intrinsic value of $21,000 during the six months ended June 30, 2021.

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

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$4,810	$3,221	$8,440	$5,481
Canada	1,142	1,195	2,035	1,775
Other countries	63	42	63	59
Total revenue	$6,015	$4,458	$10,538	$7,315

During the three months ended June 30, 2022 and 2021, one of our customers (Lassonde) represented an aggregate of approximately 24% and 22% of our revenue, respectively. During the six months ended June 30, 2022 and 2021, one of our customers (Lassonde) represented an aggregate of approximately 24% and 22% of our revenue, respectively.

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

Activity with Simply Better Brands Corp.

On April 16, 2022, the Company and Simply Better Brands Corp. (“SBBC”) entered into a binding offer to purchase (the “LOI”) pursuant to which, SBBC agreed to purchase 100% of the issued and outstanding shares of the Company’s common stock (the “Jones Shares”). However, on June 6, 2022, due to market conditions each of the Company and SBBC agreed in writing to mutually terminate the LOI pursuant to Section 13(a) of the LOI. The Company did not incur any material early termination penalties as a result of the termination of the LOI.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$6,015	100.0%	$4,458	100.0%	$10,538	100.0%	$7,315	100.0%
Cost of goods sold	(4,328)	(72.0)%	(3,064)	(68.7)%	(7,614)	(72.3)%	(5,153)	(70.4)%
Gross profit	1,687	28.0%	1,394	31.3%	2,924	27.7%	2,162	29.6%
Selling and marketing expenses	(1,076)	(17.9)%	(710)	(15.9)%	(2,219)	(21.1)%	(1,371)	(18.7)%
General and administrative expenses	(1,882)	(31.3)%	(675)	(15.1)%	(3,404)	(32.3)%	(1,431)	(19.6)%
Income (loss) from operations	(1,271)	(21.1)%	9	0.2%	(2,699)	(25.6)%	(640)	(8.7)%
Interest income	2	0.0%	1	0.0%	4	0.0%	2	0.0%
Interest expense	(146)	(2.4)%	(24)	(0.5)%	(377)	(3.6)%	(84)	(1.1)%
Other income (expense), net	(11)	(0.2)%	335	7.5%	(11)	(0.1)%	328	4.5%
Loss before income taxes	(1,426)	(23.7)%	321	7.2%	(3,083)	(29.3)%	(394)	(5.4)%
Income tax expense, net	(9)	(0.1)%	(12)	(0.3)%	(16)	(0.2)%	(16)	(0.2)%
Net income (loss)	$(1,435)	(23.9)%	$309	6.9%	$(3,099)	(29.4)%	$(410)	(5.6)%
Basic and diluted net loss per share	$(0.02)		$-		$(0.04)		$(0.01)

	As of
	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$13,356	$7,329
Fixed assets, net	216	238
Total assets	17,667	10,246
Long-term liabilities	208	2,044
Working capital	$13,857	$6,025

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

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021

Revenue

For the quarter ended June 30, 2022, revenue increased by approximately $1.6 million, or 35%, to approximately $6.0 million compared to approximately $4.5 million for the quarter ended June 30, 2021. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada.

For the quarter ended June 30, 2022, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $451,000, a decrease of approximately $3,000, or 0.7%, compared to approximately $454,000 for the quarter ended June 30, 2021, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended June 30, 2022, gross profit increased by approximately $293,000, or 21%, to approximately $1.7 million compared to approximately $1.4 million for the quarter ended June 30, 2021 primarily due to increased revenue during the quarter. For the quarter ended June 30, 2022, gross margin decreased to 28% from 31.3% for the quarter ended June 30, 2021. This decrease was primarily driven by the impacts of inflation, mostly driven by increased material and freight costs, and the overall impacts of product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2022 were approximately $1.1 million, an increase of approximately $366,000, or 51.5%, from approximately $710,000 for the quarter ended June 30, 2021. Selling and marketing expenses as a percentage of revenue increased to 17.9% in the quarter ended June 30, 2022 from 15.9% in the same period in 2021. This increase was primarily a result of marketing spend associated with the cannabis product launch combined with increased social and digital marketing expenditures incurred during the quarter in an effort to expand customer engagement. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2022 and 2021, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $30,000 and $23,000, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2022 were approximately $1.9 million, an increase of approximately $1.2 million, or 179%, compared to approximately $675,000 for the quarter ended June 30, 2021. General and administrative expenses as a percentage of revenue increased to 31.3% in the quarter ended June 30, 2022 from 15.1% in the same period in 2021. This increase in general and administrative expenses was primarily due to the start-up administrative costs associated with the cannabis product launch. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2022 and 2021, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $103,000 and $27,000, respectively.

Interest Income

We earned approximately $2,000 of interest income for the quarter ended June 30, 2022, compared to $1,000 for the quarter ended June 30, 2021.

Interest Expense

We incurred approximately $146,000 of interest expense for the quarter ended June 30, 2022, compared to approximately $24,000 for the quarter ended June 30, 2021. This increase was primarily related to the conversions of both the Contingent Convertible Debentures and the remaining Convertible Notes (each as defined in Note 4) that occurred during the three months ended June 30, 2022 that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the quarters ended June 30, 2022 and 2021 was non-cash.

Income Tax Expense

We incurred approximately $9,000 of income tax expense during the quarter ended June 30, 2022 compared to $12,000 during the quarter ended June 30, 2021, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2022 was approximately $1.4 million compared to net income of approximately $309,000 for the quarter ended June 30, 2021. This decrease in net income was primarily due to the increase marketing and administrative costs associated with our cannabis product launch and the increase in interest expense related to the conversions of both  our Contingent Convertible Debentures and our remaining Convertible Notes during the second quarter of 2022. Additionally, during the quarter ended June 30, 2021 we experienced a large increase in other income due to our recognition of gain on debt forgiveness related to the full forgiveness of our $334,500 loan under the Paycheck Protection Plan ( the “PPP Loan”).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

For the six months ended June 30, 2022, revenue increased by approximately $3.2 million, or 44.1%, to approximately $10.5 million compared to approximately $7.3 million for the six months ended June 30, 2021. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada.

For the six months ended June 30, 2022, trade spend and promotion allowances, which offset revenue, totaled approximately $759,000, an increase of approximately $45,000, or 5.6%, compared to approximately $804,000 for the six months ended June 30, 2021, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the six months ended June 30, 2022, gross profit increased by approximately $762,000, or 35.2%, to approximately $2.9 million compared to approximately $2.2 million for the six months ended June 30, 2021 due to higher revenues during the six months ended June 30, 2022. For the six months ended June 30, 2022, gross margin decreased to 27.7% from 29.6% for the six months ended June 30, 2021. This decrease was primarily driven by the impacts of inflation, mostly driven by increased material and freight costs, and the overall impacts of product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2022 were approximately $2.2 million, an increase of approximately $848,000, or 61.9%, from approximately $1.4 million for the six months ended June 30, 2021. Selling and marketing expenses as a percentage of revenue increased to 21.1% for the six months ended June 30, 2022 from 18.7% in the same period in 2021. This increase was primarily a result of marketing spend associated with the cannabis product launch combined with increased social and digital marketing expenditures incurred during the six months ended June 30, 2022 in an effort to expand customer engagement. We intend to continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2022 and 2021, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $134,000 and $58,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were approximately $3.4 million, an increase of approximately $2.0 million, or 137.9%, compared to approximately $1.4 million for the six months ended June 30, 2021. General and administrative expenses as a percentage of revenue increased to 32.3% in the six months ended June 30, 2022 from 19.6% in the same period in 2021. This increase in general and administrative expenses was primarily due to the start-up administrative costs associated with the cannabis product launch. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2022 and 2021, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $281,000 and $70,000, respectively.

Interest Income

We earned approximately $4,000 of interest income for the six months ended June 30, 2022, compared to $2,000 for the six months ended June 30, 2021.

Interest Expense

We incurred approximately $377,000 of interest expense for the six months ended June 30, 2022, compared to approximately $84,000 for the six months ended June 30, 2021. This increase was primarily related to the conversion of both the Contingent Convertible Debentures and the remaining Convertible Notes that occurred during the six months ended June 30, 2022 that resulted in a higher amortization of the closing costs associated with both the Convertible Debentures and the Convertible Notes. The interest expense incurred during the six months ended June 30, 2022 and 2021 was non-cash.

Income Tax Expense

We incurred approximately $16,000 of income tax expense in each of the six months ended June 30, 2022 and 2021, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Other income (expense)

We incurred approximately $11,000 of other expense during the six months ended June 30, 2022 and $328,000 of other income during the six months ended June 30, 2021. This decrease in other income was primarily due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500 during the six months ended June 30, 2021.

Net loss

Net loss for the six months ended June 30, 2022 was approximately $3.1 million compared to net loss of approximately $410,000 for the six months ended June 30, 2021. This increase in net loss was primarily due to the increase marketing and administrative costs associated with our cannabis product launch and the increase in interest expense that occurred during the first six months of 2022. Additionally, during the six months ended June 30, 2021 we experienced a large increase in other income due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500.

Liquidity and Capital Resources

As of June 30, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $9.3 million and $4.7 million, respectively, and working capital of approximately $13.9 million and $6.0 million, respectively. Net cash used in operations during the six months ended June 30, 2022 and 2021 totaled approximately $4.9 million and $1.6 million, respectively. Net cash used in operations increased primarily due to the increase in expenses related to expanding our business to include cannabis-containing beverages and related products as of June 30, 2022.

During the six months ended June 30, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that fully converted into 6,022,192 shares of common stock on May 16, 2022.

Additionally, upon the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) the Company received $7.1 million in net proceeds from a subscription receipt offering completed by Pinestar (the “Pinestar Subscription Receipt Offering”) prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 Jones Shares which were issued in exchange for all of the outstanding common shares of Pinestar (the “Pinestar Shares”), including the Pinestar Shares issued in connection with the Pinestar Subscription Receipt Offering, on a one-for-one basis.

During the three and six months ended June 30, 2022, we received $0 from the cash exercise of stock options. During the three and six months ended June 30, 2021, we received $58,000 and $67,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022. There have been no material changes in our critical accounting policies during the six months ended June 30, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.

(b)	Changes in internal controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6.	EXHIBITS

3.1

Articles of Incorporation of Jones Soda Co. (previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001).

3.2	Articles of Amendment to the Articles of Incorporation dated May 16, 2022 (previously filed with and incorporated herein by reference to, Exhibit 4.2 to our Registration Statement on Form S-8 file on May 20, 2022.
3.3

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

August 11, 2022

JONES SODA CO. (Registrant)

By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer