Form 10-Q
period 2022-09-30
JONES SODA CO
filed 2022-11-10
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-28820

JONES SODA CO.

(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4786 1st Avenue South, Suite 103
Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)

(206) 624-3357

(Registrant’s telephone number, including area code)

66 South Hanford Street, Suite 150

Seattle, Washington

(Former Name or Former Address, if Changed Since Last Report)

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

As of November 8, 2022, there were 101,433,135 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,202	$4,667
Accounts receivable, net of allowance of $108 and $114, respectively	3,921	2,662
Inventory	2,542	1,923
Prepaid expenses and other current assets	786	358
Total current assets	15,451	9,610
Fixed assets, net of accumulated depreciation of $386 and $627, respectively	208	238
Right-of-use lease asset	-	365
Other assets	8	33
Total assets	$15,667	$10,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,239
Accrued expenses	1,500	1,544
Lease liability, current portion	-	109
Taxes payable	11	8
Current portion of convertible subordinated notes payable, net	-	92
Current portion of accrued interest expense	-	55
2022 Financing Proceeds Received, Net of Closing Costs	-	538
Total current liabilities	2,595	3,585
Net convertible subordinated notes payable, net of current portion	-	1,778
Lease liability, net of current portion	-	266
Total liabilities	2,595	5,629
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 101,433,135 shares and 67,840,941 shares, respectively	89,377	76,017
Accumulated other comprehensive income	268	396
Accumulated deficit	(76,573)	(71,796)
Total shareholders’ equity	13,072	4,617
Total liabilities and shareholders’ equity	$15,667	$10,246

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,806	$4,565	$15,344	$11,880
Cost of goods sold	3,515	3,102	11,129	8,255
Gross profit	1,291	1,463	4,215	3,625
Operating expenses:
Selling and marketing	1,508	733	3,727	2,104
General and administrative	1,476	716	4,880	2,147
Total operating expenses	2,984	1,449	8,607	4,251
Income (loss) from operations	(1,693)	14	(4,392)	(626)
Interest income	1	1	5	3
Interest expense	-	(76)	(377)	(160)
Other income, net	22	10	11	338
Loss before income taxes	(1,670)	(51)	(4,753)	(445)
Income tax expense, net	(8)	(8)	(24)	(24)
Net loss	$(1,678)	$(59)	$(4,777)	$(469)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Weighted average common shares outstanding - basic and diluted	99,913,135	64,550,554	91,709,456	63,857,185

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net loss	$(1,678)	$(59)	$(4,777)	$(469)
Other comprehensive loss:
Foreign currency translation adjustment	(107)	(65)	(128)	(22)
Total comprehensive loss	$(1,785)	$(124)	$(4,905)	$(491)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended September 30, 2021
Balance as of June 30, 2021	64,977,677	$75,015	$454	$(70,395)	$5,074
Stock-based compensation	-	26	-	-	26
Common stock issuance on conversion of notes payable	2,216,479	709	-	-	709
Exercise of stock options	643,035	229	-	-	229
Net loss	-	-	-	(59)	(59)
Other comprehensive loss	-	-	(65)	-	(65)
Balance as of September 30, 2021	67,837,191	$75,979	$389	$(70,454)	$5,914

Three months ended September 30, 2022
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183
Stock-based compensation	3,040,000	674	-	-	674
Net loss	-	-	-	(1,678)	(1,678)
Other comprehensive loss	-	-	(107)	-	(107)
Balance as of September 30, 2022	101,433,135	$89,377	$268	$(76,573)	$13,072

Nine months ended September 30, 2021
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Stock-based compensation	-	107	-	-	107
Common stock issued upon conversion of notes payable	5,064,137	1,620	-	-	1,620
Issuance of common stock upon exercise of stock options	797,306	296	-	-	296
Beneficial conversion feature on paid-in-kind interest	-	3	-	-	3
Net loss	-	-	-	(469)	(469)
Other comprehensive loss	-	-	(22)	-	(22)
Balance as of September 30, 2021	67,837,191	$75,979	$389	$(70,454)	$5,914

Nine months ended September 30, 2022
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation	3,120,000	1,060	-	-	1,060
Common stock issued upon conversion of notes payable	10,472,146	5,148	-	-	5,148
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(4,777)	(4,777)
Other comprehensive loss	-	-	(128)	-	(128)
Balance as of September 30, 2022	101,433,135	$89,377	$268	$(76,573)	$13,072

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2022
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,777)	$(469)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	399	142
Stock-based compensation	1,060	107
Change in allowance for doubtful accounts	(6)	6
Forgiveness of PPP SBA loan	-	(335)
Loss on sale of fixed asset	-	5
Gain on insurance claim	(23)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,314)	(1,142)
Inventory	(633)	374
Prepaid expenses and other current assets	(428)	(80)
Other assets	25	-
Accounts payable	(152)	186
Accrued expenses	(66)	495
Taxes payable	4	6
Other liabilities	(10)	3
Net cash used in operating activities	(5,921)	(702)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	31	-
Sale of fixed assets	-	4
Purchase of fixed assets	(29)	(35)
Net cash from investing activities	2	(31)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	295
Proceeds from issuance of convertible notes, net	2,354	1,741
Proceeds from issuance of common stock and warrants, net	7,152	-
Net cash provided by financing activities	9,506	2,036
Net change in cash and cash equivalents	3,587	1,303
Effect of exchange rate changes on cash	(52)	5
Cash and cash equivalents, beginning of period	4,667	4,614
Cash and cash equivalents, end of period	$8,202	$5,922
Supplemental disclosure:
Cash paid during period for:
Interest	$47	-
Income taxes	16	$12
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$5,147	$911
Beneficial conversion feature on convertible notes and accrued interest	-	3

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $8.2 million and $4.7 million, respectively, and working capital of approximately $12.9 million and $6.0 million, respectively. Net cash used in operations during the nine months ended September 30, 2022 and 2021 totaled approximately $5.9 million and $702,000, respectively. Net cash used in operations increased primarily due to the increase in expenses related to expanding our business to the production of cannabis-containing beverages and related products for the nine months ended  September 30, 2022.

During the nine months ended September 30, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that fully converted into 6,022,192 shares of common stock on May 16, 2022.

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

During the three and nine months ended September 30, 2022, we received $0 from the cash exercise of stock options. During the three and nine months ended September 30, 2021, we received $228,000 and $295,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $34,000 and $36,000 for the three months ended September 30, 2022 and 2021, respectively, and $120,000 and $91,000 for the nine months ended September 30, 2022 and 2021, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 14, 2022 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended September 30, 2022 and 2021, our revenue was reduced by $397,000 and $377,000, respectively, and for the nine months ended September 30, 2022 and 2021, our revenue was reduced by $1.2 million in each year respectively, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $108,000 and $114,000 as of September 30, 2022 and December 31, 2021, respectively, were netted against accounts receivable. No impairment losses were recognized for the nine months ended  September 30, 2022 and for the year ended December 31, 2021. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of September 30, 2022, two of our independent customers made up 27% of our outstanding accounts receivable. As of December 31, 2021, one of our independent customers made up 19% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in the three and nine months ended September 30, 2022, outstanding stock options amounting to 3,236,832 were anti-dilutive. Due to the net loss in the three and nine months ended September 30, 2021, outstanding stock options amounting to 3,199,573 shares, shares issuable upon the conversion of the Convertible Notes (as defined in note 4) of 416,341, shares issuable upon the conversion of the Convertible Debenture (as defined in note 4) of 4,000,000, were anti-dilutive.

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

2.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$1,205	$1,361
Raw materials	1,337	562
	$2,542	$1,923

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended September 30, 2022 and 2021, we recorded obsolete inventory expenses of $16,000 and $9,000, respectively. For the nine months ended September 30, 2022 and 2021, we recorded obsolete inventory expenses of $37,000 and $25,000, respectively.

3.	Lease Obligations

During the three months ended September 30, 2022 we terminated our lease of approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. Due to the termination, we removed the right-of-use asset and total lease liabilities of $310,000 and $322,000, respectively from our balance sheet. The remaining difference of $12,000 was recorded as Other Income. Additionally, we did incur a net termination fee of $41,000 upon execution of the termination agreement.

On September 1, 2022 we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office (“Suite”) and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the Suite, the Premises, or anything contained therein, nor will the Agreement be interpreted or construed as a lease. Thus, we will not be recording a lease liability or right-of-use asset associated with this agreement. The term of the agreement is for 1 year with an option to renew and 12 monthly payments of $6,000 payable each month.

During the quarters ended September 30, 2022 and 2021, we incurred rental expenses on the previous lease of $21,000 and $42,000, respectively and during the nine months ended September 30, 2022 and 2021, we incurred rental expenses on the previous lease of $109,000 and $122,000, respectively. During the quarter ended September 30, 2022, we incurred licensing expenses for right to our suite and warehouse of $6,000.

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

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 were amortized through interest expense over the term of the 2018 Convertible Notes. As of April 18, 2022 all convertible notes have been converted into shares and the current balance of the 2018 Convertible Subordinated Note Payable as of September 30, 2022 is $0.

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

2022 Unsecured Convertible Debenture

On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units of Jones at a conversion price of $0.50 per Jones Unit on May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement . We received net proceeds of $538,000 prior to December 31, 2021 and the remaining of the total $3,000,000 during the quarter ended March 31, 2022. The related closing costs amounting to $108,000 were amortized through interest expense over the term of the Contingent Convertible Debentures. On May 16, 2022 all Contingent Convertible Debentures were converted into common stock, and the remaining unamortized capitalized closing costs were expensed, and the current balance of the Contingent Convertible Debentures as of September 30, 2022 was $0.

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

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of September 30, 2022, there were 7,746,074 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2022	3,405,511	$0.38
Options granted	665,648	0.54
Options forfeited/expired	(834,327)	0.41
Balance at September 30, 2022	3,236,832	$0.41
Exercisable, September 30, 2022	2,385,258	$0.32
Vested and expected to vest	2,996,512	$0.39

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2021	3,589,783	$0.36
Options granted	1,003,450	0.36
Options exercised	(797,306)	0.37
Options forfeited/expired	(596,354)	0.49
Balance at September 30, 2021	3,199,573	$0.33
Exercisable, September 30, 2021	1,685,462	$0.37
Vested and expected to vest	2,748,575	$0.34

(b)	Restricted stock awards:

Beginning on May 13, 2022 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company to periodically award restricted stock units as equity compensation for non-employee directors at the discretion of the Compensation and Governance Committee of the Board in lieu of stock options. Each restricted stock unit granted vests incrementally over the period in the specific award agreement, and certain restricted stock awards will immediately vest upon the occurrence of a "Change in Control" as defined in the  2022 Plan. For the period from  January 1, 2020 through February 15, 2022, equity compensation for non-employee director service consisted of the grant of an annual non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which was the first trading day in January in each calendar year), and such stock option award had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. Prior to February 15, 2022, when joining the Board, each non-employee director was previously granted a non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option and restricted stock unit awards described above are governed by either the 2022 Plan or the 2011 Plan (if granted prior to the adoption of the 2022 Plan) and standard form of stock option grant notice and agreement and standard form of restricted stock unit grant notice and agreement.

A summary of our restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2022	-	$-	-
Granted	4,920,000	0.20	9.9
Vested	(1,240,000)	0.20
Cancelled/expired	(350,000)	0.20
Non-vested restricted stock at September 30, 2022	3,330,000	$0.20	9.7

(c)	Stock-based compensation expense:

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

At September 30, 2022, we had unrecognized compensation expense related to stock options of $614,000 to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30, 2022
	2022	2021	2022	2021

Stock options	$24	$26	$316	$107
Restricted stock	650	-	744	-
	$674	$26	$1,060	$107

Income statement account:
Selling and marketing	$534	$5	$643	$30
General and administrative	140	21	417	77
	$674	$26	$1,060	$107

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30, 2022
	2022	2021
Expected dividend yield	—	—
Expected stock price volatility	78.4%	73.9%
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	5.9	5.8
Weighted-average grant date fair-value	$0.36	$1.23

The aggregate intrinsic value of stock options outstanding at September 30, 2022 was approximately $96,000 and for options exercisable was also $96,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three or nine months ended September 30, 2022. There were 797,306 options exercised with an aggregate intrinsic value of $435,000 during the nine months ended September 30, 2021.

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

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$3,746	$3,496	$12,187	$8,978
Canada	1,021	1,033	3,055	2,808
Other countries	39	36	102	94
Total revenue	$4,806	$4,565	$15,344	$11,880

During the three months ended September 30, 2022 and 2021, one of our customers (Lassonde) represented an aggregate of approximately 18% and 20% of our revenue, respectively. During the nine months ended September 30, 2022 and 2021, one of our customers (Lassonde) represented an aggregate of approximately 18% and 21% of our revenue, respectively.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●	Grow the new product line of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products; and,

●	Increase distribution of Lemoncocco in the United States and Canada.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$4,806	100.0%	$4,565	100.0%	$15,344	100.0%	$11,880	100.0%
Cost of goods sold	(3,515)	(73.1)%	(3,102)	(68.0)%	(11,129)	(72.5)%	(8,255)	(69.5)%
Gross profit	1,291	26.9%	1,463	32.0%	4,215	27.5%	3,625	30.5%
Selling and marketing expenses	(1,508)	(31.4)%	(733)	(16.1)%	(3,727)	(24.3)%	(2,104)	(17.7)%
General and administrative expenses	(1,476)	(30.7)%	(716)	(15.7)%	(4,880)	(31.8)%	(2,147)	(18.1)%
Income (loss) from operations	(1,693)	(35.2)%	14	0.3%	(4,392)	(28.6)%	(626)	(5.3)%
Interest income	1	0.0%	1	0.0%	5	0.0%	3	0.0%
Interest expense	-	0.0%	(76)	(1.7)%	(377)	(2.5)%	(160)	(1.3)%
Other income (expense), net	22	0.5%	10	0.2%	11	0.1%	338	2.8%
Loss before income taxes	(1,670)	(34.7)%	(51)	(1.1)%	(4,753)	(31.0)%	(445)	(3.7)%
Income tax expense, net	(8)	(0.2)%	(8)	(0.2)%	(24)	(0.2)%	(24)	(0.2)%
Net income (loss)	$(1,678)	(34.9)%	$(59)	(1.3)%	$(4,777)	(31.1)%	$(469)	(3.9)%
Basic and diluted net loss per share	$(0.02)		$(0.00)		$(0.05)		$(0.01)

	As of
	September 30, 2022	December 31, 2021
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$12,123	$7,329
Fixed assets, net	208	238
Total assets	15,667	10,246
Long-term liabilities	-	2,044
Working capital	12,856	6,025

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

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021

Revenue

For the quarter ended September 30, 2022, revenue increased by approximately $241,000, or 5.3%, to approximately $4.8 million compared to approximately $4.6 million for the quarter ended September 30, 2021. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada. Additionally, we began to generate revenue in the third quarter of 2022 from our line of “Mary Jones” cannabis products launched in 2022. In particular, we incurred s licensing revenue of $114,000 from our Mary Jones products during the quarter ended September 30, 2022.

For the quarter ended September 30, 2022, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $397,000, an increase of approximately $20,000, or 5.3%, compared to approximately $377,000 for the quarter ended September 30, 2021, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended September 30, 2022, gross profit decreased by approximately $172,000, or 11.8%, to approximately $1.3 million compared to approximately $1.5 million for the quarter ended September 30, 2021. For the quarter ended September 30, 2022, gross margin decreased to 26.9% from 32% for the quarter ended September 30, 2021. This decrease was primarily driven by the impacts of inflation, mostly driven by increased material and freight costs, and the overall impacts of product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2022 were approximately $1.5 million, an increase of approximately $774,000, or 105.6%, from approximately $733,000 for the quarter ended September 30, 2021. Selling and marketing expenses as a percentage of revenue increased to 32.1% in the quarter ended September 30, 2022 from 16.1% in the same period in 2021. This increase was primarily a result of non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during the third quarter of 2022. Additionally, the increase in marketing expenses during the current quarter compared to the third quarter of 2021 can also be attributed to marketing expenses associated with the launch of the Company’s cannabis products in 2022 combined with increased social and digital marketing expenses incurred during the quarter in an effort to expand customer engagement. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2022 and 2021, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $547,000 and $21,000, respectively. This increase in non-cash expenses is primarily attributable to the beforementioned non-cash stock consideration paid by the Company in connection with two sponsorship agreements.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2022 were approximately $1.5 million, an increase of approximately $759,000, or 106%, compared to approximately $716,000 for the quarter ended September 30, 2021. General and administrative expenses as a percentage of revenue increased to 31.4% in the quarter ended September 30, 2022 from 15.7% in the same period in 2021. This increase in general and administrative expenses was primarily due to the start-up administrative costs associated with the cannabis product launch. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2022 and 2021, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $145,000 and $27,000, respectively. The increase in non-cash expenses in the current quarter compared to the same quarter of 2021 was mostly driven by stock compensation granted to the members of the Board of Directors and members of Management during 2022.

Interest Income

We earned approximately $1,000 of interest income for both quarters ended September 30, 2022 and 2021.

Interest Expense

We incurred no interest expense for the quarter ended September 30, 2022, compared to approximately $76,000 for the quarter ended September 30, 2021, which was the result of the Contingent Convertible Debentures and Convertible Notes (each as defined in Note 4) that were outstanding and accruing interest during the three months ended September 30, 2021. Since all of the outstanding Continent Convertible Debentures and Convertible Notes were either converted into shares of our common stock or matured pursuant to their terms prior to the start of the third quarter of 2022 and there was no other outstanding convertible debt at any time during the quarter ended September 30, 2022, the Company did not incur any accrued interest during the current quarter. The interest expense incurred during the quarters ended September 30, 2021 was non-cash.

Income Tax Expense

We incurred approximately $8,000 of income tax expense during each of the quarters ended September 30, 2022 and 2021, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2022 was approximately $1.7 million compared to net income of approximately $59,000 for the quarter ended September 30, 2021. This decrease in net income was primarily due to the increased marketing and administrative costs associated with the launch of our cannabis products in 2022 and the non-cash stock consideration issued pursuant to the terms of two sponsorship agreements entered into by the Company during the third quarter of 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

For the nine months ended September 30, 2022, revenue increased by approximately $3.5 million, or 29.2%, to approximately $15.3 million compared to approximately $11.9 million for the nine months ended September 30, 2021. This increase was primarily a result of increased DSD and DTR core bottled soda sales in the United States and Canada.

For the nine months ended September 30, 2022, trade spend and promotion allowances, which offset revenue, totaled approximately $1.2 million for each of the nine months ended September 30, 2022 and 2021. Trade spend and promotion allowances fluctuate primarily due to the timing of incentive and retailer programs.

Gross Profit

For the nine months ended September 30, 2022, gross profit increased by approximately $590,000, or 16.3%, to approximately $4.2 million compared to approximately $3.6 million for the nine months ended September 30, 2021 due to higher revenues during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, gross margin decreased to 27.5% from 30.5% for the nine months ended September 30, 2021. This decrease was primarily driven by the impacts of inflation, mostly driven by increased material and freight costs, and the overall impacts of product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2022 were approximately $4.9 million, an increase of approximately $2.7 million, or 127.2%, from approximately $2.1 million for the nine months ended September 30, 2021. Selling and marketing expenses as a percentage of revenue increased to 24.5% for the nine months ended September 30, 2022 from 17.7% in the same period in 2021. This increase was primarily a result of non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during the third quarter of 2022. Additionally, the increase in marketing expenses during the current period compared to the first nine months of 2021 can also be attributed to marketing expenses associated with the launch of the Company’s cannabis products in 2022 combined with increased social and digital marketing expenses incurred during the 2022 in an effort to expand customer engagement. We intend to continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2022 and 2021, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $681,000 and $80,000, respectively. This increase in non-cash expenses is primarily attributable to the beforementioned non-cash stock consideration paid by the Company in connection with two sponsorship agreements.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were approximately $4.9 million, an increase of approximately $2.7 million, or 127.2%, compared to approximately $2.1 million for the nine months ended September 30, 2021. General and administrative expenses as a percentage of revenue increased to 32.0% in the nine months ended September 30, 2022 from 18.1% in the same period in 2021. This increase in general and administrative expenses was primarily due to the start-up administrative costs associated with the cannabis product launch. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2022 and 2021, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $426,000 and $97,000, respectively. The increase in non-cash expenses during 2022 compared to 2021 was mostly driven by stock compensation granted to the members of the Board of Directors and members of Management during 2022.

Interest Income

We earned approximately $5,000 of interest income for the nine months ended September 30, 2022, compared to $3,000 for the nine months ended September 30, 2021.

Interest Expense

We incurred approximately $377,000 of interest expense for the nine months ended September 30, 2022, compared to approximately $160,000 for the nine months ended September 30, 2021 which was the result of the Contingent Convertible Debentures and Convertible Notes (each as defined in Note 4) that were outstanding and accruing interest during the full nine months ended September 30, 2021. Since all of the outstanding Continent Convertible Debentures and Convertible Notes were either converted into shares of our common stock or matured pursuant to their terms during the first half of 2022, the Company did not incur accrued interest during the entire nine month period ended September 30, 2022. The interest expense incurred during the quarters ended September 30, 2021 was non-cash.

Income Tax Expense

We incurred approximately $24,000 of income tax expense in each of the nine months ended September 30, 2022 and 2021, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Other income (expense)

We incurred approximately $11,000 of other income during the nine months ended September 30, 2022 and $338,000 of other income during the nine months ended September 30, 2021. This decrease in other income was primarily due to our recognition of gain on debt forgiveness related to the full forgiveness of our $334,500 loan under the Paycheck Protection Plan ( the “PPP Loan”) during the nine months ended September 30, 2021.

Net loss

Net loss for the nine months ended September 30, 2022 was approximately $4.8 million compared to net loss of approximately $469,000 for the nine months ended September 30, 2021. This increase in net loss was primarily due to the increase marketing and administrative costs associated with our cannabis product launch and the increase in interest expense that occurred during the first nine months of 2022. Additionally, during the nine months ended September 30, 2021 we experienced a large increase in other income due to our recognition of gain on debt forgiveness related to the full forgiveness of our PPP Loan in the principal amount of $334,500.

Liquidity and Capital Resources

As of September 30, 2022 and December 31 2021, we had cash and cash-equivalents of approximately $8.2 million and $4.7 million, respectively, and working capital of approximately $12.9 million and $6.0 million, respectively. Net cash used in operations during the nine months ended September 30, 2022 and 2021 totaled approximately $5.9 million and $702,000, respectively. Net cash used in operations increased primarily due to the increase in expenses related to expanding our business to the production of cannabis-containing beverages and related products as of September 30, 2022.

During the nine months ended September 30, 2022, we issued $3,000,000 in Contingent Convertible Debentures (See note 4), that fully converted into 6,022,192 shares of common stock on May 16, 2022.

Additionally, upon the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) the Company received $7.1 million in net proceeds from a subscription receipt offering completed by Pinestar (the “Pinestar Subscription Receipt Offering”) prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 shares of the Company’s common stock which were issued in exchange for all of the outstanding common shares of Pinestar (the “Pinestar Shares”), including the Pinestar Shares issued in connection with the Pinestar Subscription Receipt Offering, on a one-for-one basis.

During the three and nine months ended September 30, 2022, we received $0 from the cash exercise of stock options. During the three and nine months ended September 30, 2021, we received $228,000 and $295,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.

(b)	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JONES SODA CO. (Registrant)
November 10, 2022
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer