Form 10-K
period 2022-12-31
JONES SODA CO
filed 2023-03-29
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.

(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4786 1st Avenue South, Suite 103, Seattle, WA 98134

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
Emerging growth company ☐

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $26,566,146 using the closing price on that day of $0.27.

As of March 27, 2023, there were 100,623,135 shares of the registrant's common stock issued and outstanding.

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

● Our ability to continue to effectively utilize the proceeds from our financings completed during the first half of 2022;

● Our ability to execute our plans to continue to develop and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

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

● Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass in the supply;

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

●Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

● Fluctuations in fuel and freight costs;

● Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

● Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations;

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, during 2022 we developed and began to sell THC infused cannabis products under the “Mary Jones” brand name.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 4786 1st Avenue South, Suite 103, Seattle, WA 98134. Our telephone number is (206) 624-3357.

Jones Soda Products

Our strategy is to continue to focus on our core brand, Jones Soda, while also investing in additional initiatives, including Mary Jones cannabis infused sodas and syrups, fountain related beverages, and Lemoncocco. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with labels featuring photos sent to us by our consumers. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Additionally, we release various label campaigns that celebrate our consumers and the positive impact such consumers have on the world. Equally differentiating are the distinctive names of our products such as FuFu Berry, and the fact that our products are made from high quality ingredients, including cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Root Beer and Orange & Cream.

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

We continue to see growing interest from larger quick service restaurants, corporate accounts, retailers, celebrity chefs and a variety of other outlets looking for differentiated offerings in their fountain soda. We feel that Jones on fountain enhances the consumer experience, while appealing to a broad demographic. We believe our national brand awareness and customer-centric approach make us unique compared to other craft soda competitors within this category.

Mary Jones

We currently market and sell in California the following products under the Mary Jones brand name:  10mg Cannabis-Infused sodas, 100mg cannabis-infused soda packaged in a 16oz, 10-serving can; and a 100mg syrup cannabis tincture designed for mixing with other drinks, using as a food topping or sipping; are now available in California. The flavor of these beverages are based on the Jones Soda original flavors. The new Mary Jones products continue Jones Soda's tradition of using photographs submitted by consumers on their bottle labels and printing quotes from fans under the bottle caps.

We currently intend to  expand both the products offered under the Mary Jones brand as well as the number states we offer such cannabis infused products in.

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

Sparkling Beverage Industry

Our Jones Soda beverages are classified in the sparkling beverage category, which encompasses carbonated soft drinks (CSD) and craft sodas. According to a December 2022 special issue of Research and Markets, The World’s Largest Market Research Store, The size of the world's craft soda industry was estimated at $641.24 million in 2021, and it is anticipated to rise to $768.08 million by 2027. "Craft sodas" refers to sodas produced in smaller quantities and using more natural ingredients.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●

Grow the new Mary Jones product line of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products as well as the number of states where such products are sold; and,

●	Increase distribution of Lemoncocco in the United States and Canada.

Product Distribution and Sales Strategy

Premium Soda Beverages

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

Part of our strategy in building our distribution system is to blend our DSD and DTR distribution channels, delivering different offerings through alternate channels. In addition to determining the most advantageous distribution channel, we  work to ensure that our products are placed on shelves that are normally restricted to national mainstream brands and in the cold-aisle of stores, thus providing us access to the important “take home market.” We have also introduced the JONES Cane Sugar Fountain program through a network of fountain distributors in select regions across the United States and Canada to provide our premium products and uniquely customized fountain equipment.

For the year ended December 31, 2022, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 20% of revenue. We intend to continue to expand our distributor network and DTR accounts, which we hope will result in a decreased dependence on any one or more of our independent distributors or national retail accounts.

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

Typically, we grant our independent distributors exclusive distribution rights in defined territories, which may include invasion fees in the event we provide any of our products directly to one of our national retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, unless the termination is for “cause. For example, we are party to a distribution agreement with Lassonde that, unless earlier terminated by either party for “cause,” currently renews on an annual basis, unless either party gives notice to the other party of its intention not to renew the agreement not less than 90 days prior to the commencement of the next renewal term. The distribution agreement grants Lassonde the exclusive right to sell our products throughout Canada, subject to certain exceptions for our national accounts, and imposes certain requirements on Lassonde, including obligations related to maintaining inventory levels and providing certain reports and prohibits “dumping” activities.

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

Product availability at a specific store location for any of our retailers is subject to the retailer preference, consumer demand, and localized store variances. To find a retailer that carries our products, our product locator is available on our website under “Store Locator.”

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

Sales

Our premium beverage products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2022, sales in the United States represented approximately 80% of total sales, while sales in Canada represented approximately 19% (primarily through our distributor relationship with Lassonde), and we had approximately 1% in other international sales.

Our Premium Soda Brands

Building our Brand

We have built our brand to a large extent on our fun and independent image as well as by providing what we believe to be unique and exciting flavors that appeal to consumers who prefer alternatives to the corporate carbonated soft drink brands. We believe this market is driven by trendy, young consumers looking for a distinctive tonality and better ingredients in their beverage choices. While we are known for our unique and innovative flavors, we also feature traditional flavors and feel that our broad appeal helps position us as a leader in the growing premium craft segment of the industry. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on building brand loyalty and customer engagement. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process.

We continue to attempt to “bring our labels to life” with a series of augmented reality labels showcasing extreme athletes and artists in action that we believe builds on Jones Soda’s long-time association with action sports and creators of all kinds, involving influencers ranging from a gravity-defying professional scooter rider with 150,000 Instagram followers to a tattoo artist, jewelry designer and street muralist. These labels are “brought to life” with a new Jones Soda app that shoppers simply download the Jones Soda app and use their phone camera to scan the image on any bottle carrying a “Reel Label” icon. The scan triggers a short video bringing the viewer inside the unique world of its creator, whether he or she is painting a mural in time-lapse or doing a hardflip at the skatepark.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have focused on positioning ourselves as an alternative to mainstream soda brands and try to focus on locations where such brands areare not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including Ultimate Fighting Championship, auto-racing, skateboarding, BMX biking, snowboarding and skiing. In addition, we completed a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands.

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

Brand and Product Development - Premium Soda Beverages

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

We believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. For example, we recently completed a successful Q4 special release programs where we sold the products “Sugar Cookie” and “Turkey and Gravy.” Additionally, in 2022 we partnered with ICEE to create the popular Cherry flavor as the newest entry in our Special Release program featuring limited-edition flavors that combines the familiar Jones Soda label design with the ICEE logo and a whimsical drawing of ICEE’s bear mascot to facilitate brand recognition on the shelf.  We also intend to continue to launch a line of cannabis-infused sodas, syrups and gummies under a new brand, “Mary Jones”.

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

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail stores and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Our direct competitors in the sparkling beverage industry include traditional large soft drink manufacturers and distributors as well as regional premium soft drink companies.

In order to compete effectively in the beverage industry, from time to time we develop and introduce new products and product extensions.

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

Cannabis Industry

We facing intense competition in the Cannabis industry from other companies, some of which have longer operating histories and more financial resources and longer history of the production and marketing of cannabis products than then we do. Competitors are primarily branded and private label cannabis companies who are operating in multiple states. We are currently in direct competition with Keef Brands, Cann Social Tonics, and Tonik Beverages, none of which are national consumer packaged goods brands in the United States. We are confident that our cannabis products will be highly competitive. We seek a competitive advantage over our competitors by applying our Mary Jones brand name recognition and by offering quality cannabis products to our loyal customer base. Because of the early stage of the cannabis industry in the United States and Canada, we also face additional competition from new entrants. If the number of users of medical and recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies. To remain competitive, the believe we will be required to make a high level of investment in our planned licenses, partnerships, branding, products and technologies, distribution, research and development, marketing, sales and client support. We may not have sufficient resources to maintain its marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations of our planned cannabis business.

Production

Contract Packing Arrangements

We do not directly manufacture our premium soda beverage products, but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in Canada and the United States. Once the product is manufactured, the finished products are stored either at the co-packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production batch or “run” for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

The raw materials used in the manufacturing of our premium soda beverage products consist primarily of concentrate, flavors, supplements, sugar, bottles, cans, labels, trays, caps and packaging. Substantially all of the raw materials used in the preparation, bottling and packaging of our bottle and can products are purchased by us or by our contract manufacturers in accordance with our specifications. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

We purchase flavor concentrate from our suppliers. Generally, flavor concentrate suppliers own the proprietary rights to the flavors. Although we do not have the list of ingredients or formulas for our flavors, we have exclusive rights to the use of the flavor concentrates developed with our suppliers. In connection with the development of new soda products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a three-year fixed price supply agreement with our primary glass supplier which expires at the end of 2023. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection through 2023.

As the global supply chain continues to see disruptions, there is higher risk for continued labor shortages, raw material cost increases, and increased costs of transportation that could adversely impact our business. The extent to which the global supply chain disruptions may continue to impact our results of operations, including the long-term nature of the impact, depends on numerous evolving factors, which are highly uncertain and difficult to predict.

Quality Control

Our premium soda beverage products are made from high-quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high-quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.

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

Cannabis Operations

During 2022, we began to develop, market and distribute cannabis-infused beverages and syrups under the “Mary Jones” brand name in California to complement our existing soda beverage business. Similar to the manufacturing process with our premium soda products we outsource the manufacturing and distribution of our products to third parties with whom we enter licensing agreement with concerning our cannabis products being manufactured and sold. We operate our cannabis operations  in California under newly created California subsidiary that is separate from our current soda beverage business. We currently plan to expand our cannabis operations into other states that have legalized the recreational use of cannabis using a similar structure to our operations in California.

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

In his February 2021 confirmation hearing, current Attorney General Merrick Garland affirmed the principles of prosecutorial discretion from the rescinded Cole Memorandum.  He noted that “It does not seem to me a useful use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana either medically or otherwise.”  Attorney General, Merrick Garland, has not officially indicated any change in enforcement priority for state-compliant marijuana businesses, however, uncertainty regarding federal enforcement remains.

Most recently, on October 6, 2022, President Joe Biden announced a three-step program to bring broad changes to federal cannabis policy.  As an initial step towards reform, President Biden began the process of pardoning all federal offenders convicted of simple cannabis possession.  As a second step, President Biden also encouraged Governors to take similar steps to pardon state simple cannabis possession charges. Finally, President Biden directed the Department of Health and Human Services and Attorney General Merrick Garland to “expeditiously” review cannabis’s status as a Schedule I controlled drug pursuant to the federal Controlled Substances Act. With these positive developments it is important to acknowledge that these policy directives have not yet changed the “laws on the books” and so there remains uncertainty regarding whether such policies and enforcement priorities may change in the future.

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

Enforcement Proceedings under Federal Law

Although the Cole Memorandum and 2014 Cole Memo have been rescinded, the United States Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. The United States Congress has passed appropriations bills each of the last three years that included the Rohrabacher Amendment Title: H.R.2578 — Commerce, Justice, Science, and Related Agencies Appropriations Act, 2016, which by its terms does not appropriate any federal funds to the U.S. DOJ for the prosecution of medical cannabis offenses of individuals who are in compliance with State medical cannabis laws. Subsequent to the issuance of the Sessions Memorandum on January 4, 2018, the United States Congress passed its omnibus appropriations bill, SJ 1662, which for the fourth consecutive year contained the Rohrabacher-Blumenauer Amendment language (the “Leahy Amendment”) and continued the protections for the medical cannabis marketplace and its lawful participants from interference by the DOJ up and through the 2018 appropriations deadline of September 30, 2018. The deadline has passed, but the Leahy Amendment has remained in effect by virtue of a series of short-term spending bills signed on September 28, 2018, December 7, 2018, January 25, 2019 and February 8, 2019. On February 15 the amendment was renewed through the signing of the fiscal year 2019 omnibus spending bill, effective through September 30, 2019.  On May 16, 2019, a House subcommittee released a base appropriations bill with the amendment included. On September 26, 2019 the Senate Appropriations Committee approved a base appropriations bill with the amendment included. On September 27, 2019 the amendment was renewed through a stopgap spending bill, and again on November 21, 2019.  On December 20, 2019 the amendment was renewed through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020.  In July 2020, a House subcommittee introduced a base appropriations bill with the amendment included.  The amendment was then renewed through a series of stopgap spending bills on October 1, 2020 December 11, 2020 December 18, 2020 December 20, 2020 and December 22, 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. In 2021, President Joe Biden became the first president to propose a budget with the Leahy Amendment included. The amendment was then renewed through a series of stopgap spending bills on September 30, December 3, February 18,and March 11. On March 15 the amendment was renewed through the signing of the FY 2022 omnibus spending bill, effective through September 30, 2022. As of December 29, 2022, the amendment is effective through September 30, 2023.

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

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC  is in the process of consolidating the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. Further consolidated regulations and modifications of existing regulations were issued for public comment on March 4, 2022.

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

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the United States, we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.® “LEMONCOCCO ®” and “ MARY JONES®,”.

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

Employees

As of the date of this Report, we have 29 employees, all of which are full-time,  and with the exception of one employee located in Canada are all located in the United States. Of our 29 employees, 17 are employed in sales and marketing capacities, 6 are employed in administrative capacities and 6 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 4786 1st Avenue South, Suite 103, Seattle, Washington 98134.

Executive Officers

Mark Murray, President and Chief Executive Officer

Eric Chastain, Chief Operating Officer, President of Jones Soda Beverage Division, and Corporate Secretary

Joe Culp, Director of Finance, Interim Chief Financial Officer and Principal Financial Officer

Directors

Jamie Colbourne, Chairman

Paul Norman

Clive Sirkin

Chad Bronstein

Gregg Reichman

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities. We incurred a net loss of $6.4 million for the year ended December 31, 2022. Our accumulated deficit increased to $78.2 million as of December 31, 2022 compared to the prior year’s deficit of $71.8 million.

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

Risk Factors Relating to the Cannabis Industry

Our plans to expand our cannabis operations may not be successful, which would have an adverse impact on our business, financial condition and results of operations.

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

Uncertainty of federal enforcement

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the DOJ that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. On November 7, 2018, Jeff Sessions resigned from his position as Attorney General. The current Attorney General, Merrick Garland, has not indicated any change in enforcement priority for state-compliant marijuana businesses, however, substantial uncertainty regarding federal enforcement remains. Most recently, President Biden announced pardons for persons convicted for simple cannabis possession under federal law and indicated policy priorities geared toward cannabis reform.  Regardless, the federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memorandum does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the federal government will not enforce such laws in the future. Likewise, although President Biden has made policy directive encouraging reform by states and federal agencies, those statements have not changed the underlying applicable federal law. As a result, it is now unclear if the DOJ will seek to enforce the CSA against those users and suppliers who comply with state marijuana laws.

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

For the year ended December 31, 2022, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 17% of revenue. We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors (such as Lassonde) or national accounts would have a material adverse effect on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2023. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

To the extent we experience management turnover, our operations, financial condition and employee morale could be negatively impacted. In addition, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

Throughout 2022, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. As of February 13, 2023, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.74 (was also $0.74 as of December 31, 2022 but $0.79 as of December 31, 2021). We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

In December 2017, President Trump signed into law legislation that significantly revised the Internal Revenue Code. In addition, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law.  The December 2017 law, as modified by the CARES Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for tax years beginning in 2021, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax laws remain uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax laws. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, our issuance of new securities, announcements about company developments and initiatives, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

We reached a determination to restate previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in Note 1, "Nature of Operations and Summary of Significant Accounting Policies", in this Annual Report on Form 10-K, we reached a determination to restate our consolidated financial statements and related disclosures for the years ended December 31, 2021 and to restate each of the quarterly periods for the three months ended March 31, 2022 and June 30, 2022, following the identification of misstatements. As a result, we have incurred unanticipated legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

During 2022 we terminated our lease of approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025 but then terminated it in the third quarter of 2022.

On September 1, 2022 we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the office suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the office suite and adjacent premises, or anything contained therein,.

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

Holders

As of March 20, 2023, there were 100,623,135 shares of common stock issued and outstanding, held by approximately 244 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 20, 2023 was $ 0.25.

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

We have restated our financial statements for 2021 due to the correction of an error in the accounting for a financing agreement as discussed in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of the restatements on our balance sheet and statement of cash flow figures.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell  premium  soda beverage products in select international markets and sell cannabis infused beverages and syrups in California. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market and sell several cannabis infused beverages and syrups in California through third party manufacturers and distributors. We plan to expand our cannabis product offerings and the states in which we offer such products.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●	Grow the new Mary Jones product line of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products; and

●	Increase distribution of Lemoncocco in the United States and Canada.

Results of Operations

Years Ended December 31, 2022 and 2021

Revenue

For the year ended December 31, 2022, revenue was approximately $19.1 million, an increase of $4.3 million, or 29.0%, from approximately $14.8 million in revenue for the year ended December 31, 2021. This increase was primarily a result of increased core bottled soda sales in the United States and Canada. Additionally, sales revenues from our fountain business were $2.0 million during 2022 compared to $1.5 million during 2021, mostly as a result of increased sales in the food service channel. We also received an aggregate of $353,000 in sales revenues from our cannabis infused beverages and syrups sold during 2022. For the year ended December 31, 2022, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.6 million, an increase of approximately $121,000, or 8.4%, from approximately $1.5 million in 2021.

.

During 2022 and 2021, the percentage of our revenues generated in Canada was 19% and 22%, respectively.

Gross Profit

	Year Ended December 31,
	2022	2021	% Change
	(Dollars in thousands)
Gross Profit	$5,143	$4,398	16.9%
% of Revenue	26.9%	29.7%

For the year ended December 31, 2022, gross profit increased by $745,000, or 16.9%, to approximately $5.1 million compared to approximately $4.4 million for the year ended December 31, 2021, driven primarily by higher revenue during the year ended December 31, 2022 as compared to the year ended December 31, 2021. For the year ended December 31, 2022, gross margin decreased to 26.9% from 29.7% for the year ended December 31, 2021. This decrease was primarily driven by the impacts of inflation, mostly driven by increased material and freight costs, and the overall impacts of product mix.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2022 were approximately $5.0 million, an increase of $2.0 million, or 65.3%, from approximately $3.0 million for the year ended December 31, 2021. This increase was primarily a result of non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during the third quarter of 2022. Additionally, the increase in marketing expenses during the current quarter compared to 2021 can also be attributed to marketing expenses associated with the launch of the Company’s cannabis products in 2022 combined with increased social and digital marketing expenses incurred during the year in an effort to expand customer engagement.. As revenue continues to increase, we expect that selling and marketing expenses will increase to support this growth. Selling and marketing expenses as a percentage of revenue increased to 26.0% for the year ended December 31, 2022 from 20.3% in 2021. We will continue to work on balancing selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were approximately $6.3 million, an increase of $3.0 million, or 89.9%, compared to approximately $3.3 million for the year ended December 31, 2021. This increase in general and administrative expenses was primarily due to the start-up administrative costs associated with the cannabis product launch. General and administrative expenses as a percentage of revenue increased to 32.9% for the year ended December 31, 2022 from 22.3% in 2021. We will continue work on balancing general and administrative expenses with our working capital resources.

Interest Expense

 We incurred approximately $377,000 of interest expense for the year ended December 31, 2022, compared to approximately $225,000 for the year ended December 31, 2021 which was the result of the Contingent Convertible Debentures and Convertible Notes (each as defined in Note 5) that were outstanding and accruing interest during the year ended December 31, 2021. Since all of the outstanding Continent Convertible Debentures and Convertible Notes were either converted into shares of our common stock or matured pursuant to their terms during the first half of 2022, the Company did not incur accrued interest since the second quarter of 2022. The interest expense incurred during the years ended December 31, 2022 and December 31, 2021 was non-cash.

Interest Income

We earned approximately $6,000 of interest income for the year ended December 31, 2022, compared to $4,000 for the year ended December 31, 2021.

Income Tax Expense

We had income tax expense of $28,000 and $27,000 for the years ended December 31, 2022 and 2021, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2022 increased to approximately $6.4 million from a net loss of $1.8 million for the year ended December 31, 2021. The increase in net loss was primarily due to the increase marketing and administrative costs associated with the launch of our cannabis infused beverage and syrups in 2022 and the beforementioned non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during the third quarter of 2022.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash and cash-equivalents of approximately $8.0 million and $4.7 million, respectively, and working capital of approximately $11.6 million and $6.0 million, respectively. Net cash used in operations during fiscal years 2022 and 2021 totaled approximately $6.0 million and $3.4 million, respectively. Net cash used in operations increased primarily due to the increase in net loss in 2022. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2022, net cash provided by financing activities totaled approximately $9.2 million due to the issuance of $3,000,000 in Contingent Convertible Debentures (See note 5), that fully converted into 6,022,192 shares of common stock on May 16, 2022.Additionally, upon the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) the Company received $7.1 million in net proceeds from a subscription receipt offering completed by Pinestar (the “Pinestar Subscription Receipt Offering”) prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 shares of the Company’s common stock which were issued in exchange for all of the outstanding common shares of Pinestar (the “Pinestar Shares”), including the Pinestar Shares issued in connection with the Pinestar Subscription Receipt Offering, on a one-for-one basis.

We incurred a net loss of approximately $6.4 million for the year ended December 31, 2022 compared to a net loss of approximately $1.8 million for the year ended December 31, 2021. Our accumulated deficit increased to $78.2 million as of December 31, 2022 compared to an accumulated deficit of $71.8 million as of December 31, 2021.

During 2022 and 2021, we received $0 and $296,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition, the uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter-to-quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of stock keeping units ("SKUs") selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

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

Shareholders and Board of Directors

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Promotional Allowances — Refer to Note 1 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company's revenue is recorded net of promotional allowances.  The recognition of these promotional allowances requires the Company to make estimates regarding the volume of sales, cost of the promotional allowances, and amount of the promotional allowances that are expected to be redeemed.  These estimates are made using various information including historical and forecasted data.

Significant judgment is exercised by the Company in determining the promotional allowances accrual, and includes the following:

●         Determination of the completeness of the various promotional allowances with customers and the forecasted sales volume for the period.

●         Assessing the estimate of promotional allowances that are expected to be redeemed subsequent to period end.

Given these factors, the related audit effort in evaluating management's judgments in determining promotional allowances for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's promotional allowances for these customer agreements included the following:

●         We selected a sample of promotional allowance claims and performed the following procedures:

o         Obtained tested the source documents for each selection, including promotional campaign and other documents that were part of the agreement to identify significant terms.

o         Traced a sample of promotional allowance claims to a listing of promotional campaigns during the period for completeness Assessed the terms in the promotional campaign and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of promotional allowance conclusions.

●         We analyzed the customer base and historical promotional allowances offered to customers.

●         We evaluated the reasonableness and accuracy of management's judgements and estimates used in accounting for promotional allowances. This included testing management's estimate of calculating expected claims based on historical data, comparing the estimate to revenue in the current period, current promotional offer redemptions to historical estimates, and comparing actual promotional allowances applied subsequent to December 31, 2022 to the promotional allowances as of December 31, 2022.

/s/ ArmaninoLLP

We have served as the Company's auditor since 2021.

Bellevue, Washington

March 29, 2023

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021 As Restated
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,971	$4,667
Accounts receivable, net of allowance of $110 and $114, respectively	3,170	2,662
Inventory	2,621	1,923
Prefunded insurance premiums - Financing	612	903
Prepaid expenses and other current assets	601	358
Total current assets	14,975	10,513
Fixed assets, net of accumulated depreciation of $309 and $627, respectively	127	238
Right-of-use lease asset	-	365
Other assets	-	33
Total assets	$15,102	$11,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,069	$1,239
Accrued expenses	1,644	1,544
Insurance premium financing	612	903
Lease liability, current portion	-	109
Taxes payable	10	8
Current portion of convertible subordinated notes payable, net	-	92
Current portion of accrued interest expense	-	55
2022 Financing Proceeds Received, Net of Closing Costs	-	538
Total current liabilities	3,335	4,488
Net convertible subordinated notes payable, net of current portion	-	1,778
Lease liability, net of current portion	-	266
Total liabilities	3,335	6,532
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 100,263,135 shares and 67,840,941 shares, respectively	89,680	76,017
Accumulated other comprehensive income	287	396
Accumulated deficit	(78,200)	(71,796)
Total shareholders’ equity	11,767	4,617
Total liabilities and shareholders’ equity	$15,102	$11,149

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(In thousands, except share data)
Revenue	$19,085	$14,792
Cost of goods sold	13,942	10,394
Gross profit	5,143	4,398
Operating expenses:
Selling and marketing	4,965	3,003
General and administrative	6,271	3,302
Total operating expenses	11,236	6,305
Loss from operations	(6,093)	(1,907)
Interest income	6	4
Interest expense	(377)	(225)
Other income, net	88	344
Loss before income taxes	(6,376)	(1,784)
Income tax expense	(28)	(27)
Net loss	$(6,404)	$(1,811)

Net income (loss) per share - basic and diluted	$(0.07)	$(0.03)
Weighted average common shares outstanding - basic and diluted	94,177,863	65,542,609

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2022	2021
	(In thousands)
Net loss	$(6,404)	$(1,811)
Other comprehensive loss:
Foreign currency translation adjustment	(109)	(15)
Total comprehensive loss	$(6,513)	$(1,826)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

(In thousands, except share data)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance as of December 31, 2020	61,975,748	$73,953	$411	$(69,985)	$4,379
Stock-based compensation expense	-	147	-	-	147
Common stock issued upon conversion of notes payable	5,064,137	1,621	-	-	1,621
Issuance of common stock upon exercise of stock options	801,056	296	-	-	296
Net loss	-	-	-	(1,811)	(1,811)
Other comprehensive income	-	-	(15)	-	(15)
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation expense	1,950,000	1,364	-	-	1,364
Common stock issued upon conversion of notes payable	10,472,146	5,147	-	-	5,147
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(6,404)	(6,404)
Other comprehensive loss	-	-	(109)	-	(109)
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021 As Restated
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(6,404)	$(1,811)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	414	166
Stock-based compensation	1,364	144
Change in allowance for doubtful accounts	(4)	21
Forgiveness of PPP SBA loan	-	(335)
Loss (gain) on sale of fixed asset	(31)	5
Gain on insurance claim	(23)	-
Changes in operating assets and liabilities:
Accounts receivable	(542)	(1,129)
Inventory	(714)	(66)
Prefunded insurance premiums from financing	292	(903)
Prepaid expenses and other current assets	(243)	(164)
Other assets	35	-
Accounts payable	(167)	(147)
Accrued expenses	73	783
Taxes payable	3	1
Other liabilities	(10)	4
Net cash used in operating activities	(5,957)	(3,431)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	31	-
Proceeds from sale of fixed assets	98	4
Purchase of fixed assets	(29)	(35)
Net cash from investing activities	100	(31)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	296
Proceeds from issuance of convertible notes, net	2,354	1,778
Proceeds from 2022 convertible notes prior to close, net	-	538
Repayments on Insurance financing, net of additional financing	(292)	-
Additional financing for insurance premiums, net of repayments	-	903
Proceeds from issuance of common stock and warrants, net	7,152	-
Net cash provided by financing activities	9,214	3,515
Net change in cash and cash equivalents	3,357	53
Effect of exchange rate changes on cash	(53)	-
Cash and cash equivalents, beginning of period	4,667	4,614
Cash and cash equivalents, end of period	$7,971	$4,667
Supplemental disclosure:
Cash paid during period for:
Interest	$47	-
Income taxes	23	$24
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$5,147	$1,621
Beneficial conversion feature on convertible notes and accrued interest	-	4

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes premium beverages which it sells and distributes primarily in the United States and Canada through its network of independent distributors and directly to its national and regional retail accounts.

In addition, following the closing of the Plan of Arrangement (See note 7(d)), we intend to use the proceeds from our recent financings exclusively for the purpose of expanding our business to the production of cannabis-containing beverages and related products.

We are a Washington corporation and have five subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Jones Soda Cannabis Inc., Mary Jones California, LLC, and Pinestar Gold Inc. (Subsidiaries).

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

Liquidity

As of December 31, 2022 and 2021, we had cash and cash-equivalents of approximately $8.0 million and $4.7 million, respectively, and working capital of approximately $11.6 million and $6.0 million, respectively. Net cash used in operations during fiscal years 2022 and 2021 totaled approximately $6.0 million and $3.4 million, respectively. Net cash used in operations increased primarily due to the increase in net loss in 2022. Our cash flows vary throughout the year based on seasonality.

For the year ended December 31, 2022, net cash provided by financing activities totaled approximately $9.2 million due to the issuance of $3,000,000 in Contingent Convertible Debentures (See note 5), that fully converted into 6,022,192 shares of common stock on May 16, 2022.Additionally, upon the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) the Company received $7.1 million in net proceeds from a subscription receipt offering completed by Pinestar (the “Pinestar Subscription Receipt Offering”) prior to the Plan of Arrangement. The Plan of Arrangement resulted in issuance of an aggregate of 20,000,048 shares of the Company’s common stock which were issued in exchange for all of the outstanding common shares of Pinestar (the “Pinestar Shares”), including the Pinestar Shares issued in connection with the Pinestar Subscription Receipt Offering, on a one-for-one basis.

We incurred a net loss of approximately $6.4 million for the year ended December 31, 2022 compared to a net loss of approximately $1.8 million for the year ended December 31, 2021. Our accumulated deficit increased to $78.2 million as of December 31, 2022 compared to an accumulated deficit of $71.8 million as of December 31, 2021.

During 2022 and 2021, we received $0 and $296,000, respectively, from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. In addition,  uncertain market conditions may limit our ability to access capital, may reduce demand for certain products, and may negatively impact our supply chain. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

As of the date of this Report, as a result of our cash on hand from the beforementioned financings, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these condensed consolidated financial statements are issued.

Restatement of Previously Issued Consolidated Financial Statements for Errors surrounding short-term financing

As part of preparing our  consolidated financial statements as at and for the year ended December 31, 2022, an error was identified in the accounting for a short-term financing agreement that had an impact on the financial statements for the year ended December 31, 2021, which had been previously filed. Effective November 15, 2021, the Company entered into a one year financing agreement with IPFS Corporation (“IPFS”) to fund a portion of its insurance premiums in the amount of $903,000. Repayments were made quarterly on January 15, 2022, April 15, 2022, and July 15, 2022 under the terms of this financing agreement with IPFS, and the entirety of the financing  was paid off in full on July 15, 2022. Since under the terms of the financing agreement with IPFS, IPFS funded a portion of our insurance premiums a prepaid asset was required to be recognized on our balance sheet for the year ended December 31, 2021, along with an associated liability or obligation to pay down this financing per the quarterly payment schedule noted above. The Company did not record this beforementioned asset or liability on the Company’s balance sheet as of December 31, 2021, which was previously filed with the SEC.

As a result of the identification of this error, we concluded that the previously issued consolidated financial statements as at and for the year ended December 31, 2021, were misstated. Accordingly, we have restated our  consolidated financial statements as at and for the year ended December 31, 2021, to increase current assets and current liabilities by $903,000 on the balance sheet. Additionally, recorded the $903,000 change in prepaid asset in the operating activity portion on the statement of cash flows and the $903,000 liability in the financing activity portion of the statement of cash flows.

This error did not have any impact on our consolidated statement of operations, consolidated statements of comprehensive loss, or consolidated statement of shareholders' equity.

The impacts of this correction to fiscal year 2021 is as follows:

	As of
	December 31, 2021
	(In thousands)
Consolidated Balance Sheet:	As Reported	Restatement Adjustments	As Restated
Current assets:
Cash and cash equivalents	$4,667	$-	$4,667
Accounts receivable, net of allowance of $114	2,662	-	2,662
Inventory	1,923	-	1,923
Prefunded insurance premiums from financing	-	903	903
Prepaid expenses and other current assets	358	-	358
Total current assets	$9,610	$903	$10,513

Current liabilities:
Accounts payable	1,239	-	1,239
Accrued expenses	1,544	-	1,544
Insurance Premium Financing	-	903	903
Lease liability, current portion	109	-	109
Taxes payable	8	-	8
Current portion of convertible subordinated notes payable, net	92	-	92
Current portion of accrued interest expense	55	-	55
2022 Financing Proceeds Received, Net of Closing Costs	538	-	538
Total current liabilities	$3,585	$903	$4,488

	Year Ended
	December 31, 2021
	(In thousands)
Consolidated Statement of Cash flows:	As Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(1,811)	$-	$(1,811)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	166	-	166
Stock-based compensation	144	-	144
Change in allowance for doubtful accounts	21	-	21
Forgiveness of PPP SBA loan	(335)	-	(335)
Loss (gain) on sale of fixed asset	5	-	5
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	-	(1,129)
Inventory	(66)	-	(66)
Prefunded insurance premiums from financing	-	(903)	(903)
Prepaid expenses and other current assets	(164)	-	(164)
Accounts payable	(147)	-	(147)
Accrued expenses	783	-	783
Taxes payable	1	-	1
Other liabilities	4	-	4
Net cash used in operating activities	(2,528)	(903)	(3,431)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$296	$-	$296
Proceeds from issuance of convertible notes, net	1,778	-	1,778
Proceeds from 2022 convertible notes prior to close, net	538	-	538
Additional financing for insurance premiums, net of repayments	-	903	903
Net cash provided by financing activities	$2,612	$903	$3,515

The impacts of this correction for the quarter-ending March 31, 2022 is as follows:

	As of
	March 31, 2022
	(In thousands)
Consolidated Balance Sheet:	As Reported	Restatement Adjustments	As Restated
Current assets:
Cash and cash equivalents	$11,856	$-	$11,856
Accounts receivable, net of allowance of $111	3,216	-	3,216
Inventory	2,907	-	2,907
Prefunded insurance premiums from financing	-	597	597
Prepaid expenses and other current assets	477	-	477
Total current assets	$18,456	$597	$19,053

Current liabilities:
Accounts payable	1,735	-	1,735
Accrued expenses	1,526	-	1,526
Insurance Premium Financing	-	597	597
Lease liability, current portion	111	-	111
Taxes payable	9	-	9
Current portion of convertible subordinated notes payable, net	2,893	-	2,893
Total current liabilities	$6,274	$597	$6,871

	Quarter Ended
	March 31, 2022
	(In thousands)
Consolidated Statement of Cash flows:	As Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(1,664)	$-	$(1,664)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	247	-	247
Stock-based compensation	268	-	268
Change in allowance for doubtful accounts	(3)	-	(3)
Changes in operating assets and liabilities:
Accounts receivable	(545)	-	(545)
Inventory	(982)	-	(982)
Prefunded insurance premiums from financing	-	306	306
Prepaid expenses and other current assets	(119)	-	(119)
Other assets	25	-	25
Accounts payable	496	-	496
Accrued expenses	(66)	-	(66)
Taxes payable	1	-	1
Other liabilities	1	-	1
Net cash used in operating activities	$(2,341)	$306	$(2,035)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	$2,354	$-	$2,354
Repayments on Insurance financing, net of additional financing	-	(306)	(306)
Proceeds from issuance of common stock and warrants, net	7,152	-	7,152
Net cash provided by financing activities	$9,506	$(306)	$9,200

The impacts of this correction for the six months ending June 30, 2022 is as follows:

	As of
	June 30, 2022
	(In thousands)
Consolidated Balance Sheet:	As Reported	Restatement Adjustments	As Restated
Current assets:
Cash and cash equivalents	$9,285	$-	$9,285
Accounts receivable, net of allowance of $119	4,071	-	4,071
Inventory	2,833	-	2,833
Prefunded insurance premiums from financing	-	289	289
Prepaid expenses and other current assets	944	-	944
Total current assets	$17,133	$289	$17,422

Current liabilities:
Accounts payable	1,619	-	1,619
Accrued expenses	1,529	-	1,529
Insurance Premium Financing	-	289	289
Lease liability, current portion	114	-	114
Taxes payable	14	-	14
Total current liabilities	$3,276	$289	$3,565

	Six months Ended
	June 30, 2022
	(In thousands)
Consolidated Statement of Cash flows:	As Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(3,099)	$-	$(3,099)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	382	-	382
Stock-based compensation	386	-	386
Change in allowance for doubtful accounts	5	-	5
Changes in operating assets and liabilities:
Accounts receivable	(1,428)	-	(1,428)
Inventory	(916)	-	(916)
Prefunded insurance premiums from financing	-	614	614
Prepaid expenses and other current assets	(585)	-	(585)
Other assets	25	-	25
Accounts payable	383	-	383
Accrued expenses	(43)	-	(43)
Taxes payable	6	-	6
Other liabilities	1	-	1
Net cash used in operating activities	$(4,883)	$614	$(4,269)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	$2,354	$-	$2,354
Repayments on Insurance financing, net of additional financing	-	(614)	(614)
Proceeds from issuance of common stock and warrants, net	7,152	-	7,152
Net cash provided by financing activities	$9,506	$(614)	$8,892

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

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

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of approximately $110,000 and $114,000 as of December 31, 2022 and 2021, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for doubtful accounts consists of the following for the years ended December 31 (in thousands):

	2022	2021
Balance, beginning of year	$114	$93
Net charges to bad debt expense	(5)	42
Recoveries (write-offs)	1	(21)
Balance, end of year	$110	$114

As of December 31, 2022, two customers made up 22% of our outstanding accounts receivable. As of December 31, 2021, one customer made up 19% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $156,000 and $27,000 for the years ended  December 31, 2022 and 2021, respectively.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction loss was $7,000 for 2022 and a net transaction gain of $18,000 occurred in 2021.

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $163,000 and $120,000 for the years ended December 31, 2022 and 2021, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended  December 31, 2022 and 2021, our revenue was reduced by approximately $1.6 million and $1.4 million, respectively, for slotting fees and promotion allowances.

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

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2022 and 2021, we incurred advertising costs of $1.0 million and $731,000, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2022 or 2021.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2022 and 2021, outstanding stock options amounting to 3,369,332 and 3,405,511 shares, outstanding warrants of  27,721,945 and 0, and shares issuable upon the conversion of the 2018 Convertible Notes of 0 and 5,372,440, respectively, were anti-dilutive.

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

Recent accounting guidance

No new accounting pronouncements issued or effective during 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following as of December 31 (in thousands):

	December 31, 2022	December 31, 2021
Finished goods	$1,234	$1,361
Raw materials	1,387	562
	$2,621	$1,923

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets, net

Fixed assets, net consisted of the following as of December 31 (in thousands):

	2022	2021
Vehicles	$37	$496
Equipment	210	210
Office and computer equipment	189	159
	436	865
Accumulated depreciation	(309)	(627)
	$127	$238

Depreciation expense was $66,000 and $93,000, for the years ended December 31, 2022 and 2021, respectively. Depreciation expense is primarily associated with the Company's equipment and vehicles. The company recorded a gain on disposal of fixed assets of $54,000 during the year ended December 31, 2022. The company recorded a loss on disposal of fixed assets of $5,000 during the year ended December 31, 2022.

4.	Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2022	2021
Employee benefits	$604	$405
Selling and marketing	465	354
Other accruals	575	785
	$1,644	$1,544

5.	Convertible Debentures

2018 Convertible Subordinated Note Payable

On  March 23, 2018, and  April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”) to institutional investors and our management team, and other individual investors.

The 2018 Convertible Notes had a four-year term from the date of issuance and bear interest at 6% per annum until maturity on  March 23, 2022, and  April 18, 2022. The holders could convert the 2018 Convertible Notes at any time into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such 2018 Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price was subject to anti-dilution adjustment on a broad-based, weighted average basis if we issue shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest were due until the maturity.

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

2021 Unsecured Convertible Debenture

On   July 14, 2021, we issued a $2,000,000 5.00% unsecured convertible debenture due  July 14, 2023 (the “2021 Debenture”) to SOL Verano Blocker 1 LLC that was convertible into units of the Company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one  Jones Share and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one Jones Share at a price of $0.625 per Jones Share for a period of 24 months from the date of issuance, which was conditional upon us increasing our authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Jones Special Warrants as well as the other Jones Shares issuable pursuant to our then-outstanding convertible/exercisable securities. The 2021 Debenture accrued interest at a rate of 5.00% and we had $47,000 of interest due to SOL Verano Blocker 1 LLC on  December 31, 2021.

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

2022 Unsecured Convertible Debenture

On  February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due  February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units of Jones at a conversion price of $0.50 per Jones Unit on  May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on  February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on  April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement. We received net proceeds of $538,000 prior to  December 31, 2021 and the remaining of the total $3,000,000 during the quarter ended  March 31, 2022. The related closing costs amounting to $108,000 were amortized through interest expense over the term of the Contingent Convertible Debentures. On  May 16, 2022 all Contingent Convertible Debentures were converted into common stock, and the remaining unamortized capitalized closing costs were expensed, and the current balance of the Contingent Convertible Debentures as of  September 30, 2022 was $0.

6.	Lease Obligations

During the year ended December 31, 2022 we terminated our lease of approximately 6,500 square feet of retail/office space in Seattle, Washington for our principal executive and administrative offices. The initial term of the lease was five years; in February 2020, we amended the lease to extend the term through February 28, 2025. As a result of the lease amendment, we recognized a lease liability and right-of-use asset of $556,000 which represents the remaining lease payments discounted at a rate of 4%. Due to the termination, we derecognized the Right-of-Use asset and total lease liabilities of $310,000 and $322,000, respectively from our consolidated balance sheet. The remaining difference of $12,000 was recorded as Other Income. Additionally, we incurred a net termination fee of $41,000 upon execution of the termination agreement.

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

During the year ended December 31, 2022 and 2021, we incurred rental expenses on the previous lease of $109,000 and $122,000, respectively. During the year ended December 31, 2022, we incurred licensing expenses for right to our suite and warehouse of $29,000.

7.	Shareholders’ Equity

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

Under the terms of the 2022 Plan, the Board  may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of  December 31, 2022, there were 11,663,574 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2022	3,405,511	$0.38
Options granted	828,148	0.51
Options forfeited/expired	(864,327)	0.41
Balance at December 31, 2022	3,369,332	$0.41
Exercisable, December 31, 2022	2,460,674	$0.34
Vested and expected to vest	3,116,129	$0.40

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2021	3,589,783	$0.36
Options granted	1,423,450	0.49
Options exercised	(797,306)	0.37
Options forfeited/expired	(810,416)	0.48
Balance at December 31, 2021	3,405,511	$0.38
Exercisable, December 31, 2021	1,616,439	$0.34
Vested and expected to vest	2,808,039	$0.37

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2022:

			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.15	to	$0.50	2,835,258	7.13	$0.34	2,240,258	6.55	$0.31
$0.51	to	$1.09	529,074	8.65	0.78	215,416	8.26	0.73
$1.10	to	$2.99	5,000	8.59	1.33	5,000	8.59	1.33
			3,369,332	7.37	0.41	2,460,674	6.70	0.34

(b)	Restricted stock awards:

Beginning on May 13, 2022 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company to periodically award restricted stock units as equity compensation for non-employee directors  upon the recommendation of the Compensation and Governance Committee of the Board in lieu of stock options. Each restricted stock unit granted vests incrementally over the period in the specific award agreement, and certain restricted stock awards will immediately vest upon the occurrence of a "Change in Control" as defined in the  2022 Plan. For the period from January 1, 2020 through February 15, 2022, equity compensation for non-employee director service consisted of the grant of an annual non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which was the first trading day in January in each calendar year), and such stock option award had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. Prior to February 15, 2022, when joining the Board, each non-employee director was previously granted a non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed), prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option and restricted stock unit awards described above are governed by either the 2022 Plan or the 2011 Plan (if granted prior to the adoption of the 2022 Plan) and standard form of stock option grant notice and agreement and standard form of restricted stock unit grant notice and agreement.

On December 30, 2022, the Company entered into rescission agreements (the “Rescission Agreements”) with the certain non-employee directors on the Board who were awarded restricted stock units during 2022 as well as the Company’s Chief Executive Officer and President who received restricted stock units during 2022 under the terms of his employment agreement with the Company. Under the terms of the Rescission Agreements, each of the Company and the applicable RSU grantee agreed to rescind and cancel for no consideration all currently outstanding restricted stock units previously granted to each such grantee during 2022 as well as all shares of the Company’s common stock previously issued to any such grantee as a result of the vesting of any restricted stock units in August 2022.

There was no restricted stock activity during 2021. A summary of our 2022 restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2022	-	$-	-
Granted	4,920,000	0.20	-
Vested	(70,000)	0.22
Cancelled/expired/rescinded	(4,850,000)	0.20
Non-vested restricted stock at December 31, 2022	-	$-	-

(c)	Stock-based compensation expense:

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

At December 31, 2022, we had unrecognized compensation expense related to stock options and non-vested stock of $212,000 to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021

Stock options	$353	$162
Pinestar warrants (defined below)	76	-
Restricted stock	935	12
	$1,364	$174

Income statement account:
Selling and marketing	$843	$65
General and administrative	521	109
	$1,364	$174

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2022	2021
Expected dividend yield	—	—
Expected stock price volatility	79.3%	74.7%
Risk-free interest rate	2.2%	0.9%
Expected term (in years)	6.0	5.8
Weighted-average grant date fair-value	$0.35	$0.32

During the year ended December 31, 2022, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2022 and 2021 was $77,000 and $1.3 million, respectively and for options exercisable was $77,000 and $690,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was zero and $435,000, respectively. During the years ended December 31, 2022 and 2021, there were zero and 797,306 options exercised, respectively. The Company’s policy is to issue new shares upon exercise of options.

(d)	Closing of the Pinestar Gold Inc. - Plan of Arrangement:

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

The following table summarizes the Company's outstanding warrants as of December 31, 2022:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	26,047,137	1.20	$0.63	USD	26,047,137
Pinestar Warrants (2)	1,674,808	1.25	0.06	CAD	1,674,808
Outstanding Warrants as of December 31, 2022	27,721,945				27,721,945

(1) Upon conversion of the beforementioned 2021 Unsecured Convertible Debenture, 4,025,035 Jones Special Warrants were issued. In connection with the beforementioned Plan of Arrangement, Pinestar completed an offering for Subscription Receipts for aggregate gross proceeds of $8,000,000. Pursuant to the Plan of Arrangement, each Subscription Receipt automatically converted into 16,000,000 Jones Special Warrants. Lastly, Upon conversion of the beforementioned 2022 Unsecured Convertible Debenture, 6,022,102 Jones Special Warrants were issued.

(2) In connection with the beforementioned Plan of Arrangement, Pinestar, Pinestar had outstanding 16,800,000 existing common share purchase warrants and as a result of the consolidation, and the number of Pinestar Shares issuable pursuant to the Pinestar warrants as adjusted in accordance with their terms to account for the consolidation (10.031 pre consolidation shares to 1 post consolidation), resulting in an aggregate of approximately 1,674,808 post-consolidated Pinestar warrants, subject to rounding, each exercisable for the purchase of one post-consolidation Pinestar Share at a price of $0.06 CAD per share. 600,000 warrants were transferred to two Board of Director members for 2022 services, thus resulting in $76,000 in stock compensation expense incurred during the year ended December 31, 2022.

8.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make and have not made any contributions to the 401(k) plan during the years ended December 31, 2022 and 2021. We did accrue and fund our employees’ 401(k) accounts in 2023 for matching contributions related to 2022 in the amount of $42,000.

9.	Commitments and Contingencies

Commitments

As of December 31, 2022, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $1.5 million in 2023.

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

10.	Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2022	2021
Current
State	$7	$4
Foreign	21	23
Provision for income taxes	$28	$27

Loss before provision for income taxes was as follows for the years ended December 31 (in thousands):

	2022	2021
United States	$(6,469)	$(1,881)
Foreign	93	97
Total	$(6,376)	$(1,784)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2022	2021
Federal statutory rate	21.00%	21.00%
Effect of:
Permanent differences	(1.17)	3.84
Stock Compensation	(0.85)	0.11
State income taxes, net of federal benefit	0.77	3.10
Change in valuation allowance	(16.20)	(10.27)
Other, net	(3.99)	(19.30)
Provision for income taxes	(0.44)%	(1.51)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2022	2021

Federal and state net operating loss carryforwards	$15,765	$14,896
Stock-based compensation	212	125
Other, net	205	157
Total deferred tax asset	16,182	15,178
Valuation allowance	(16,182)	(15,178
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2022 and December 31, 2021, the valuation allowance increased by $1.0 million, and $185,000, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $54.9 million, and $19.5 respectively, which expire at various times commencing 2023. We also had net operating loss carryforwards for federal and state income tax purposes of $14.8 million, and $0.3 million, respectively, that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2022 and 2021.

The tax years that remain open to examination by the taxing authorities are 2017-2021, generally. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. There was no financial statement impact related to the CARES Act for the years ended December 31, 2022 and 2021.

11.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
United States	$15,313	$11,385
Canada	3,609	3,240
Other countries	163	167
Total revenue	$19,085	$14,792

During the year ended December 31, 2022, one of our customers represented approximately 17% of our revenues and during the year ended December 31, 2021 one of our customers represented approximately 21% of revenues.

12.	Insurance Premium Financing

Restatement of Previously Issued Consolidated Financial Statements for Errors surrounding short-term financing

Prior year amounts have been restated to reflect the correction of the error discussed in Note 1, "Nature of Operations and Summary of Significant Accounting Policies."

Effective November 15, 2021, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $903,000. Repayments are made quarterly on January 15, 2022, April 15, 2022, and by July 15, 2022, the entirety of the financing is paid off in full. The interest rate is 4.75% and there are no covenants associated with this agreement.

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments are made quarterly on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing is paid off in full. The interest rate is 6.99% and there are no covenants associated with this agreement.

13.	Related party Transactions

On January 6, 2022 we executed a contract with Julianna Pena for Sponsorship services in which we paid Ms. Pena $100,000 during 2022 along with a 10% Royalty for the sale of the Julianna Pena “Crushed Melon” product. Julianna Pena is considered a related party of the Company due to the direct interest of Ms. Pena’s current Manger, a member of our Board Members, Chad Bronstein. Pursuant to the beforementioned contract with Julianna Pena, we paid Ms. Pena approximately $136,000 during the year ended December 31, 2022. For the year ended December 31, 2021, except as set forth herein, we were not a party to any transactions in which the amount involved in the transaction in which was material.

On February 9, 2022, current director Chad Bronstein and former director Alexander Spiro purchased, prior to becoming directors on our Board of Directors, an aggregate principal amount of $100,000 and $400,000, respectively, of 3.00% unsecured convertible debentures (“Contingent Convertible Debentures”) of the Company, which were convertible into units of our Company at a conversion price of $0.50 per unit, with each unit consisting of one share of our common stock and one share purchase special warrant of our Company (“Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one share of our common stock at a price of $0.625 per share for a period of 24 months from the date of issuance. The Contingent Convertible Debentures were automatically convertible into our units upon us increasing our authorized capital in May of 2022.

Jamie Colbourne, a director and the former Chairman of our Board of Directors and former Interim Chief Financial Officer, Mark Murray, our President and Chief Executive Officer and a member our Board of Directors, former director Jeffrey Anderson, current director Clive Sirkin and current Chairman of the Board Paul Norman, each acquired $200,000 in subscription receipts in Pinestar Gold Inc., and consequently each of these related persons acquired 400,000 shares of our common stock and 400,000 Jones Special Warrants (exercisable into shares of our common stock at an exercise price of $0.625 per share) in connection with the closing of the plan of arrangement under the Business Corporations Act (British Columbia) on February 15, 2022. The issuance of our shares of common stock and the Jones Special Warrants to these related parties was approved by the Company’s Audit Committee.

Additionally, during the year ended December 31, 2022, 400,000 and 200,000 Pinestar Warrants, as described in Note 7 were transferred to Jamie Colbourne and Paul Norman, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.

Management has concluded that, notwithstanding the material weakness described below, the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of this assessment, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, short-term financings. Specifically, we did not design appropriate controls to identify and reconcile prepaid assets and associated short-term liabilities. This material weakness resulted in material error in connection with our IPFS Corporation Financing Agreement that was corrected through the restatement of the consolidated financial statements as of and for the year ended December 31, 2021, and the correction of the unaudited quarterly financial information for period endings March 31, 2022 and June 30, 2022. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management's Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for short term financings and is working to implement adequate internal controls to ensure that (i) the liability associated with short-term financings are identified and recorded properly, and (ii) the associated asset with said financings are identified and recorded.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.

Other than the changes described above in “Management's Plan for Remediation of the Material Weakness”, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2023 Annual Meeting of Shareholders (our “2023 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Compliance with Section 16(a),” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” Our 2022 Proxy Statement will be filed within 120 days of December 31, 2022, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2023 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation.” Our 2023 Proxy Statement will be filed within 120 days of December 31, 2022, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2022 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership Of Certain Beneficial Owners And Management.” Our 2022 Proxy Statement will be filed within 120 days of December 31, 2022, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2022, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	3,589,783	$0.36	6,972,192	(1)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	3,589,783	$0.36	6,972,192	(1)

(1)	On May 16, 2022, our shareholders approved the adoption of the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (the "2022 Plan"), which replaced the Jones Soda Co. 2011 Incentive Plan (the “2011 Plan”) and provides for the granting incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. Under the terms of the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance as awards under the 2022 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, will be included in our 2023 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Independence of Board of Directors.” Our 2023 Proxy Statement will be filed within 120 days of December 31, 2022, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2023 Proxy Statement, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Audit-Related Fees.” Our 2023 Proxy Statement will be filed within 120 days of December 31, 2022, our fiscal year end.

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

3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant's Securities (Filed herewith).
4.2	Form of Registration Rights Agreement ((Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3

Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).

4.4

Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).

10.1*

Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).

10.2*

Form of Stock Option Grant Notice and Agreement under the 2011 Equity Incentive Plan, as readopted (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our quarterly report on Form 10-Q, filed August 12, 2011; File No. 000-28820).

10.3*	2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Appendix B to our definitive proxy statement on Schedule 14A, filed April 1, 2022)
10.4*	Form of Restricted Stock Unit Award Notice and Agreement under the 2022 Omnibus Equity Incentive Plan (Filed herewith).
10.5*	Form of Stock Option Grant Notice and Agreement under the 2022 Omnibus Equity Incentive Plan (Filed herewith).
10.6	Form of Indemnification Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.6 to our current report on Form 8-K, filed on July 12, 2019; File No. 000-28820).
10.7*	Employment Agreement between Jones Soda Co. and Mark Murray dated effective May 27, 2022 (Previously filed with, and incorporated herein by reference to, our Current Report on Form 8-K, filed June 2, 2022; File No. 000-28820).
10.8*	Rescission Agreement between Jones Soda Co. and Mark Murray dated December 30, 2022 Previously filed with, and incorporated herein by reference to, our Current Report on Form 8-K, filed January 6, 2023; File No. 000-28820).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Armanino LLP (Filed herewith).
31.1	Certification by Mark Murray, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Joe Culp, Interim Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by Mark Murray, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification by Joe Culp, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

March 29, 2023	JONES SODA CO.
	By:	/s/ Joe Culp
Director of Finance, Principal Financial Officer, and Interim Chief Financial Officer

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

Signature	Capacities	Date

/s/ MARK MURRAY	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2023
Mark Murray

/s/ JOE CULP	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023
Joe Culp

/s/JAMIE COLBOURNE	Director	March 29, 2023
Jamie Colbourne

/s/ CHAD BRONSTEIN	Director	March 29, 2023
Chad Bronstein

/s/ PAUL NORMAN	Chairman of the Board, Director	March 29, 2023
Paul Norman

/s/ CLIVE SIRKIN	Director	March 29, 2023
Clive Sirkin

/s/ GREGG REICHMAN	Director	March 29, 2023
Gregg Reichman