Form 10-Q
period 2023-03-31
JONES SODA CO
filed 2023-05-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 5, 2023, there were 100,698,135 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products or markets, adequacy of funds from operations, cash flows and financing, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

●Our ability to continue to effectively utilize the proceeds from our financings completed during the first half of 2022;

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

●Our ability to secure a continuous supply and availability of raw materials, as well as our ability to effectively respond to factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass;

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,431	$7,971
Accounts receivable, net of allowance of $115 and $110, respectively	3,265	3,170
Inventory	3,285	2,621
Prefunded insurance premiums from financing	408	612
Prepaid expenses and other current assets	594	601
Total current assets	13,983	14,975
Fixed assets, net of accumulated depreciation of $311 and $309, respectively	125	127
Total assets	$14,108	$15,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,870	$1,070
Accrued expenses	1,208	1,643
Insurance premium financing	408	612

Taxes payable	11	10
Total current liabilities	3,497	3,335
Total liabilities	3,497	3,335
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 100,698,135 shares and 100,263,135 shares, respectively	89,884	89,680
Accumulated other comprehensive income	290	287
Accumulated deficit	(79,563)	(78,200)
Total shareholders’ equity	10,611	11,767
Total liabilities and shareholders’ equity	$14,108	$15,102

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands, except share data)
Revenue	$3,870	$4,523
Cost of goods sold	2,735	3,286
Gross profit	1,135	1,237
Operating expenses:
Selling and marketing	1,032	1,143
General and administrative	1,456	1,522
Total operating expenses	2,488	2,665
Loss from operations	(1,353)	(1,428)
Interest income	-	2
Interest expense	-	(231)
Other income, net	(5)	-
Loss before income taxes	(1,358)	(1,657)
Income tax expense, net	(5)	(7)
Net loss	$(1,363)	$(1,664)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	100,451,635	77,721,719

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands)
Net loss	$(1,363)	$(1,664)
Other comprehensive income:
Foreign currency translation adjustment	3	16
Total comprehensive loss	$(1,360)	$(1,648)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation	-	268	-	-	268
Common stock issued upon conversion of notes payable	4,411,199	2,124	-	-	2,124
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(1,664)	(1,664)
Other comprehensive income	-	-	16	-	16
Balance as of March 31, 2022	92,252,188	$85,561	$412	$(73,460)	$12,513

Three months ended March 31, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	675,000	266	-	-	266
Shares withheld for taxes upon RSU vesting	(240,000)	(62)	-	-	(62)
Net loss	-	-	-	(1,363)	(1,363)
Other comprehensive income	-	-	3	-	3
Balance as of March 31, 2023	100,698,135	$89,884	$290	$(79,563)	$10,611

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,363)	$(1,664)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	9	247
Stock-based compensation	266	268
Change in allowance for doubtful accounts	5	(3)
Changes in operating assets and liabilities:
Accounts receivable	(96)	(545)
Inventory	(664)	(982)
Prefunded insurance premiums from financing	204	306
Prepaid expenses and other current assets	7	(119)
Other assets	-	25
Accounts payable	800	496
Accrued expenses	(497)	(66)
Taxes payable	1	1
Other liabilities	-	1
Net cash used in operating activities	(1,328)	(2,035)
INVESTING ACTIVITIES:
Purchase of fixed assets	(7)	-
Net cash from investing activities	(7)	-
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	2,354
Proceeds from 2022 convertible notes prior to close, net	-	7,152
Repayments on insurance financing	(204)	(306)
Net cash provided by financing activities	(204)	9,200
Net change in cash and cash equivalents	(1,539)	7,165
Effect of exchange rate changes on cash	(1)	24
Cash and cash equivalents, beginning of period	7,971	4,667
Cash and cash equivalents, end of period	$6,431	$11,856
Supplemental disclosure:
Cash paid during period for:
Interest	$-	47
Income taxes	4	$6
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$2,124

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

In addition, following the closing of the Plan of Arrangement (See note 4(d)), we have expanded our business to the production of cannabis-containing beverages and related products.

We are a Washington corporation and have six subsidiaries, Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Jones Soda Cannabis Inc., Mary Jones California, LLC, Mary Jones Michigan, LLC, and Pinestar Gold Inc. (Subsidiaries).

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Liquidity

As of March 31, 2023 and December 31 2022, we had cash and cash-equivalents of approximately $6.4 million and $8.0 million, respectively, and working capital of approximately $10.5 million and $11.6 million, respectively. Net cash used in operations during the three months ended March 31, 2023 and 2022 totaled approximately $1.3 million and $2.0 million, respectively. Net cash used in operations decreased primarily due to the decrease in start-up expenses related to the launch of the cannabis-containing beverages and related products for the three months ended  March 31, 2023.

We did not receive any cash from the exercise of stock options as of March 31, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $41,000 for the three months ended March 31, 2023. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 29, 2023 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2023 and 2022, our revenue was reduced by $305,000 and $308,000, respectively for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $115,000 and $110,000 as of March 31, 2023 and December 31, 2022, respectively, were netted against accounts receivable. No impairment losses were recognized for the three months ended  March 31, 2023 and for the year ended December 31, 2022. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of March 31, 2023, one of our independent customers made up 11% of our outstanding accounts receivable. As of December 31, 2022, two customers made up 22% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three months ended March 31, 2023 and 2022, outstanding stock options amounting to 6,767,290 and 3,957,085 shares, outstanding warrants of  27,721,945 and 0, shares issuable upon the conversion of the Convertible Notes (as defined in note 3) of 0 and 38,662, and shares issuable upon the conversion of the Convertible Debenture (as defined in note 3) of 0 and 4,000,000, at March 31, 2023 and 2022, respectively, were anti-dilutive.

Recent accounting pronouncements

No new accounting pronouncements issued or effective during 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$1,742	$1,234
Raw materials	1,543	1,387
	$3,285	$2,621

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended March 31, 2023 and 2022, we recorded obsolete inventory expenses of $6,000 and $12,000, respectively.

3.	Convertible Debentures

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

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the first tranche of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, closing date for the issuance of the second tranche of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 were amortized through interest expense over the term of the 2018 Convertible Notes. As of April 18, 2022 all convertible notes had been converted into shares and the current balance of the 2018 Convertible Subordinated Note Payable as of March 31, 2023 is $0.

2021 Unsecured Convertible Debenture

On  July 14, 2021, we issued a $2,000,000 5.00% unsecured convertible debenture due July 14, 2023 (the “2021 Debenture”) to SOL Verano Blocker 1 LLC that was convertible into units of the Company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one share of our common stock and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant will be exercisable into one share of our common stock at a price of $0.625 per share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover our shares of common stock issuable pursuant to all of the outstanding Jones Special Warrants as well as the other shares of our common stock issuable pursuant to our then-outstanding convertible/exercisable securities.

The closing of the of the statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) in February 2022 resulted in the automatic conversion of the 2021 Debenture into an aggregate of 4,025,035 shares of our common stock and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per share of common stock and Jones Special Warrant. As a result, the carrying amount of the converted principal amount of such 2021 Unsecured Convertible Debenture, in an aggregate amount of $2,000,000, was credited to common stock.

2022 Unsecured Convertible Debenture

On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units at a conversion price of $0.50 per Jones Unit on May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover our shares of common stock issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenanted to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement . The related closing costs amounting to $108,000 were amortized through interest expense over the term of the Contingent Convertible Debentures. On May 16, 2022 all Contingent Convertible Debentures were converted into Jones Units, and the remaining unamortized capitalized closing costs were expensed, and the current balance of the Contingent Convertible Debentures as of March 31, 2023 was $0.

4.	Shareholders’ Equity

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

1,936,074 shares of common stock reserved under the terms of our 2011 Incentive Plan (the “2011 Plan”) but unissued were transferred to the reserve for the 2022 Plan. Thus, the total number of shares of common stock authorized under the 2022 Plan was 11,936,074 shares.

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of March 31, 2023, there were 6,284,574 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2023	3,369,332	$0.41
Options granted	3,506,500	0.26
Options forfeited/expired	(108,542)	0.30
Balance at March 31, 2023	6,767,290	$0.33
Exercisable, March 31, 2023	3,447,666	$0.34
Vested and expected to vest	5,862,975	$0.33

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2022	3,405,511	$0.25
Options granted	625,648	0.37
Options forfeited/expired	(74,074)	0.45
Balance at March 31, 2022	3,957,085	$0.27
Exercisable, March 31, 2022	3,085,511	$0.22
Vested and expected to vest	3,708,291	$0.26

(b)	Restricted stock awards:

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

On December 30, 2022, the Company entered into rescission agreements (the “Rescission Agreements”) with the certain non-employee directors on the Board who were awarded restricted stock units during 2022 as well as the Company’s Chief Executive Officer and President who received restricted stock units during 2022 under the terms of his employment agreement with the Company. Under the terms of the Rescission Agreements, each of the Company and the applicable restricted stock unit grantee agreed to rescind and cancel for no consideration all currently outstanding restricted stock units previously granted to each such grantee during 2022 as well as all shares of the Company’s common stock previously issued to any such grantee as a result of the vesting of any restricted stock units in August 2022.

In February 2023, the Board determined that it was in the best interests of the Company to periodically award stock options as equity compensation for non-employee directors upon the recommendation of the Compensation and Governance Committee of the Board in lieu of restricted stock units. Each stock option granted vests incrementally over the period in the specific award agreement.

There was no restricted stock activity during the three months ended March 31, 2022. A summary of our restricted stock activity for the three months ended March 31, 2023 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2023	-	$-	-
Granted	1,800,000	0.26
Vested	(600,000)	0.26
Non-vested restricted stock at March 31, 2023	1,200,000	$0.26	9.9

We withheld a total of 240,000 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the three months ended March 31, 2023, and the price paid per share of $0.26 reflects the market value per share of the shares withheld for tax purposes.

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

At March 31, 2023, we had unrecognized compensation expense related to stock options of $543,000 to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2023	2022

Stock options	$213	$268
Common stock award	17	-
Restricted stock	36	-
	$266	$268

Income statement account:
Selling and marketing	$22	$91
General and administrative	244	177
	$266	$268

The Company issued a common stock award of 75,000 shares under the 2022 Plan pursuant to a consulting agreement that resulted in $17,000 of stock compensation expense as seen in the above table.

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended March 31,
	2023	2022
Expected dividend yield	—	—
Expected stock price volatility	88.4%	78.3%
Risk-free interest rate	4.0%	1.7%
Expected term (in years)	5.5	5.9
Weighted-average grant date fair-value	$0.19	0.37

The aggregate intrinsic value of stock options outstanding at March 31, 2023 was approximately $69,000 and for options exercisable was also $61,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three months ended March 31, 2023 and 2022.

(d)	Closing of the Pinestar Gold Inc. - Plan of Arrangement:

On February 15, 2022, Jones issued an aggregate of 20,000,048 shares of our common stock in connection with the completion the Plan of Arrangement whereby the outstanding common shares of Pinestar (“Pinestar Shares”) were exchanged for newly issued shares of our common stock on a one-for-one basis. The Plan of Arrangement had previously been approved by both Pinestar’s shareholders as well as by the Supreme Court of British Columbia after such court held a hearing on the fairness of the terms and conditions of the Plan of Arrangement at which all Pinestar shareholders had the right to appear.

In connection with the Plan of Arrangement, Pinestar completed a subscription receipt offering for aggregate net proceeds of $7,152,000, at a price per subscription receipt equal to $0.50. As part of the closing of the Plan of Arrangement, each such subscription receipt automatically converted into one Pinestar Share and one new common share purchase warrant of Pinestar, which were then immediately exchanged for shares of our common stock and Jones Special Warrants, respectively, in accordance with a 1:1 exchange ratio.

The issuance of shares of our common stock to the holders of Pinestar Shares (including Pinestar Shares received upon the conversion of the subscription receipts issued in the Pinestar subscription receipt offering) in the Plan of Arrangement was exempt from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval.

The following table summarizes the Company's outstanding warrants as of March 31, 2023:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	26,047,137	0.96	$0.63	USD	26,047,137
Pinestar Warrants (2)	1,674,808	1.25	0.06	CAD	1,674,808
	27,721,945				27,721,945

(1) Upon conversion of the beforementioned 2021 Debenture, 4,025,035 Jones Special Warrants were issued. In connection with the beforementioned Plan of Arrangement, Pinestar completed an offering for subscription receipts for aggregate gross proceeds of $8,000,000. Pursuant to the Plan of Arrangement, each subscription receipt automatically converted into 16,000,000 Jones Special Warrants. Lastly, Upon conversion of the beforementioned Contingent Convertible Debentures, 6,022,102 Jones Special Warrants were issued.

(2) In connection with the beforementioned Plan of Arrangement, 1,674,808 warrants to purchase Pinestar Shares at a price of $0.06 CAD per share were assumed by the Company and became exercisable into shares of our common stock. An aggregate of 600,000 of such warrants were subsequently transferred to two members of our Board of Directors as consideration for services provided by such directors to the Company during 2022.

5.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Revenue:
United States	$3,229	$3,630
Canada	641	893
Total revenue	$3,870	$4,523

During the three months ended March 31, 2023 and 2022, one of our customers (Lassonde) represented an aggregate of approximately 18% and 21% of our revenue, respectively.

6.	Insurance Premium Financing

Effective November 15, 2021, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $903,000. Repayments were made quarterly on January 15, 2022, April 15, 2022, and July 15, 2022, and the entirety of the financing was paid off in full on July 15, 2022. The interest rate was 4.75% and there were no covenants associated with this agreement.

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments are made quarterly on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing is expected to be paid off in full. The interest rate is 6.99% and there are no covenants associated with this agreement. As of March 31, 2023 the principal balance was $408,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2022 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

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

	Three months ended March 31,
	2023	% of Revenue	2022	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$3,870	100.0%	$4,523	100.0%
Cost of goods sold	(2,735)	(70.7)%	(3,286)	(72.7)%
Gross profit	1,135	29.3%	1,237	27.3%
Selling and marketing expenses	(1,032)	(26.7)	(1,143)	(25.3)
General and administrative expenses	(1,456)	(37.6)%	(1,522)	(33.7)%
Loss from operations	(1,353)	(35.0)%	(1,428)	(31.6)%
Interest income	-	0.0%	2	0.0%
Interest expense	-	0.0%	(231)	(5.1)%
Other income, net	(5)	(0.1)%	-	0.0
Loss before income taxes	(1,358)	(35.1)%	(1,657)	(36.6)%
Income tax expense, net	(5)	(0.1)%	(7)	(0.2)%
Net loss	$(1,363)	(35.2)%	$(1,664)	(36.8)%
Basic and diluted net loss per share	$(0.01)		$(0.03)

	As of
	March 31, 2023	December 31, 2022
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$9,696	$11,141
Fixed assets, net	125	127
Total assets	14,108	15,102
Working capital	10,486	11,640

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

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022

Revenue

For the quarter ended March 31, 2023, revenue decreased by approximately $653,000, or 14.4%, to approximately $3.9 million compared to approximately $4.5 million for the quarter ended March 31, 2022. The decrease in sales revenue in the first quarter of 2023 compared to the first quarter of 2022 was primarily the result of lower DSD and DTR core bottled soda sales in the United States and Canada in the current quarter compared to the same quarter of 2022. Core bottle soda sales in the first quarter of 2023 were lower than the first quarter of 2022 mostly as a result of a one-time inventory stocking event with one of our largest customers in 2022 resulting in higher sales revenues in that quarter.

For the quarter ended March 31, 2023, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $305,000, a decrease of approximately $3,000, or 1.0%, compared to approximately $308,000 for the quarter ended March 31, 2022, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2023, gross profit decreased by approximately $102,000, or 8.2%, to approximately $1.1 million compared to approximately $1.2 million for the quarter ended March 31, 2022 as a result of lower sales revenue in the current quarter. For the quarter ended March 31, 2023, gross margin increased to 29.3% from 27.3% for the quarter ended March 31, 2022. This increase was primarily driven by proactive pricing adjustments and lower freight costs during the current quarter.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter ended March 31, 2023 were approximately $1.0 million, a decrease of approximately $111,000, or 9.7%, from approximately $1.1 million for the first quarter ended March 31, 2022. This decrease was primarily a result of the decrease in marketing start-up costs associated with the launch of our cannabis products in 2022. We continue to invest in marketing our cannabis products, but our costs in in the first quarter of 2023 are less than the same quarter of 2022 mostly due to the start-up costs associated with the launch of such products becoming no longer necessary in 2023. Selling and marketing expenses as a percentage of revenue increased to 26.7% in the first quarter ended March 31, 2023 from 25.3% in the same period in 2022. We will continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2023 and 2022, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $27,000 and $103,000, respectively.

General and Administrative Expenses

General and administrative expenses for the first quarter ended March 31, 2023 were approximately $1.46 million, a decrease of approximately $66,000, or 4.3%, compared to approximately $1.52 for the first quarter ended March 31, 2022. This decrease was primarily a result of the decrease in general business start-up costs associated with the launch of our cannabis products in 2022. General and administrative expenses as a percentage of revenue increased to 37.6% in the first quarter ended March 31, 2023 from 33.7% in the same quarter in 2022. We will continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31, 2023 and 2022, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $247,000 and $182,000, respectively.

Interest Expense

We incurred no interest expense for the quarter ended March 31, 2023, compared to approximately $231,000 for the quarter ended March 31, 2022. This decrease was primarily related to the conversions of some of our outstanding convertible notes that occurred during the three months ended March 31, 2022 and that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the quarter ended March 31, 2022 was non-cash.

Income Tax Expense

We incurred approximately $5,000 and $7,000 of income tax expense during each of the quarters ended March 31, 2023 and 2022, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the first quarter ended March 31, 2023 was approximately $1.4 million compared to net loss of approximately $1.7 million for the first quarter ended March 31, 2022. This decrease in net loss was primarily due to the decreased marketing and administrative costs associated with the launch of our cannabis products in 2022 and the decrease in interest expense being partially offset by reduced revenues in the first quarter of 2023 compared to the first quarter of 2022.

Liquidity and Capital Resources

As of March 31, 2023 and December 31 2022, we had cash and cash-equivalents of approximately $6.4 million and $8.0 million, respectively, and working capital of approximately $10.5 million and $11.6 million, respectively. Net cash used in operations during the three months ended March 31, 2023 and 2022 totaled approximately $1.3 million and $2.0 million, respectively. Net cash used in operations decreased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to the decrease in cash used as start-up expenses related to the launch of the Company’s cannabis-containing beverages and related products during the three months ended March 31, 2023.

We did not receive any cash from the exercise of stock options as of March 31, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023. There have been no material changes in our critical accounting policies during the three months ended March 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.

(b)	Changes in internal controls over financial reporting

In response to the material weakness described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for short term financings and is working to implement adequate internal controls to ensure that (i) the liability associated with short-term financings are identified and recorded properly, and (ii) the associated asset with said financings are identified and recorded.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.

There were no other changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
May 11, 2023
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer