Form 10-Q
period 2023-06-30
JONES SODA CO
filed 2023-08-11
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 5, 2023, there were 101,058,135 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,076	$7,971
Accounts receivable, net of allowance of $145 and $110, respectively	3,532	3,170
Inventory	2,538	2,621
Prefunded insurance premiums from financing	204	612
Prepaid expenses and other current assets	1,186	601
Total current assets	12,536	14,975
Fixed assets, net of accumulated depreciation of $333 and $309, respectively	121	127
Total assets	$12,657	$15,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039	$1,070
Accrued expenses	1,556	1,643
Insurance premium financing	204	612
Taxes payable	2	10
Total current liabilities	2,801	3,335
Total liabilities	2,801	3,335
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 101,058,135 shares and 100,263,135 shares, respectively	90,110	89,680
Accumulated other comprehensive income	333	287
Accumulated deficit	(80,587)	(78,200)
Total shareholders’ equity	9,856	11,767
Total liabilities and shareholders’ equity	$12,657	$15,102

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,806	$6,015	$8,676	$10,538
Cost of goods sold	3,247	4,328	5,982	7,614
Gross profit	1,559	1,687	2,694	2,924
Operating expenses:
Selling and marketing	1,080	1,076	2,112	2,219
General and administrative	1,508	1,882	2,964	3,404
Total operating expenses	2,588	2,958	5,076	5,623
Loss from operations	(1,029)	(1,271)	(2,382)	(2,699)
Interest income	18	2	18	4
Interest expense	-	(146)	-	(377)
Other income (expense), net	4	(11)	(1)	(11)
Loss before income taxes	(1,007)	(1,426)	(2,365)	(3,083)
Income tax expense, net	(17)	(9)	(22)	(16)
Net loss	$(1,024)	$(1,435)	$(2,387)	$(3,099)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average common shares outstanding - basic and diluted	100,880,113	95,303,482	100,667,058	87,539,631

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net loss	$(1,024)	$(1,435)	$(2,387)	$(3,099)
Other comprehensive loss:
Foreign currency translation adjustment	43	(37)	46	(21)
Total comprehensive loss	$(981)	$(1,472)	$(2,341)	$(3,120)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended June 30, 2022
Balance as of March 31, 2022	92,252,188	$85,561	$412	$(73,460)	$12,513
Stock-based compensation	80,000	117	-	-	117
Common stock issuance on conversion of notes payable	6,060,947	3,025	-	-	3,025
Net loss	-	-	-	(1,435)	(1,435)
Other comprehensive loss	-	-	(37)	-	(37)
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183

Three months ended June 30, 2023
Balance as of March 31, 2023	100,698,135	$89,884	$290	$(79,563)	$10,611
Stock-based compensation	600,000	274	-	-	274
Shares withheld for taxes upon RSU vesting	(240,000)	(48)	-	-	(48)
Net loss	-	-	-	(1,024)	(1,024)
Other comprehensive gain	-	-	43	-	43
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856

Six months ended June 30, 2022
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation	80,000	386	-	-	386
Common stock issued upon conversion of notes payable	10,472,146	5,148	-	-	5,148
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(3,099)	(3,099)
Other comprehensive loss	-	-	(21)	-	(21)
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183

Six months ended June 30, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	540	-	-	540
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Net loss	-	-	-	(2,387)	(2,387)
Other comprehensive gain	-	-	46	-	46
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,387)	$(3,099)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	29	382
Stock-based compensation	540	386
Change in allowance for doubtful accounts	35	5
Changes in operating assets and liabilities:
Accounts receivable	(382)	(1,428)
Inventory	90	(916)
Prefunded insurance premiums from financing	408	614
Prepaid expenses and other current assets	(584)	(585)
Other assets	-	25
Accounts payable	(32)	383
Accrued expenses	(195)	(43)
Taxes payable	(8)	6
Other liabilities	-	1
Net cash used in operating activities	(2,486)	(4,269)
INVESTING ACTIVITIES:
Purchase of fixed assets	(25)	(11)
Net cash used in investing activities	(25)	(11)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	2,354
Proceeds from issuance of common stock and warrants, net	-	7,152
Repayments on insurance financing	(408)	(614)
Net cash provided (used in) by financing activities	(408)	8,892
Net change in cash and cash equivalents	(2,919)	4,612
Effect of exchange rate changes on cash	24	6
Cash and cash equivalents, beginning of period	7,971	4,667
Cash and cash equivalents, end of period	$5,076	9,285
Supplemental disclosure:
Cash paid during period for:
Interest	$-	47
Income taxes	21	10
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	5,148

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2023 and December 31, 2022, we had cash and cash-equivalents of approximately $5.1 million and $8.0 million, respectively, and working capital of approximately $9.7 million and $11.6 million, respectively. Net cash used in operations during the six months ended June 30, 2023 and 2022 totaled approximately $2.5 million and $4.3 million, respectively. Net cash used in operations decreased primarily due to the decrease in start-up expenses related to the launch of the cannabis-containing beverages and related products for the six months ended  June 30, 2023.

We did not receive any cash from the exercise of stock options as of June 30, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy.

As of the date of this Report and as a result of our cash on hand, we believe that our current cash and cash equivalents will be sufficient to meet the Company’s funding requirements for one year after these condensed consolidated financial statements are issued.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $45,000 and $54,000 for the three months ended June 30, 2023 and 2022, respectively, and $86,000 in each of the six month periods ended June 30, 2023 and 2022. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 29, 2023 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2023 and 2022, our revenue was reduced by $394,000 and $451,000, respectively, and for the six months ended June 30, 2023 and 2022, by $699,000 and $759,000, respectively, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $145,000 and $110,000 as of June 30, 2023 and December 31, 2022, respectively, were netted against accounts receivable. No impairment losses were recognized for the three or six months ended  June 30, 2023 and for the year ended December 31, 2022. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of June 30, 2023, one of our independent customers made up 13% of our outstanding accounts receivable. As of December 31, 2022, two customers made up 22% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three and six months ended June 30, 2023 and 2022, outstanding stock options amounting to 12,154,480 and 3,206,832 shares were anti-dilutive, Additionally, outstanding warrants of  27,721,945 for each of the periods ended June 30, 2023 and 2022 were also anti-dilutive.

Recent accounting pronouncements

No new accounting pronouncements issued or effective during 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$1,362	$1,234
Raw materials	1,176	1,387
	$2,538	$2,621

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended June 30, 2023 and 2022, we recorded obsolete inventory expenses of $13,000 and $9,000, respectively. For the six months ended June 30, 2023 and 2022, we recorded obsolete inventory expenses of $19,000 and $22,000, respectively.

3.	Convertible Debentures

2018 Convertible Subordinated Note Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”) to institutional investors, our management team, and other individual investors.

The 2018 Convertible Notes had a four-year term from the date of issuance and bared interest at 6% per annum. The 2018 Convertible Notes matured in two tranches on March 23, 2022, and April 18, 2022. The holders had the option to convert the 2018 Convertible Notes at any time prior to maturity into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such 2018 Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price was subject to anti-dilution adjustment on a broad-based, weighted average basis if we issued shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest were due until the maturity.

The 2018 Convertible Notes were subordinated in right of payment to the prior payment in full of all of our Senior Indebtedness, which was defined as amounts due in connection with our indebtedness for borrowed money to banks, commercial finance lenders, or other lending institutions regularly engaged in the business of lending money, with certain restrictions.

The fair value of our common stock on the March 23, 2018, closing date for the issuance of the first tranche of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes issued on that date contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the April 18, 2018, the closing date for the issuance of the second tranche of the 2018 Convertible Notes, was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on March 23, 2018 was presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 were amortized through interest expense over the term of the 2018 Convertible Notes. On April 18, 2022, the last remaining outstanding 2018 Convertible notes matured and no 2018 Convertible Notes remain outstanding.

2021 Unsecured Convertible Debenture

On  July 14, 2021, we issued a $2,000,000 5.00% unsecured convertible debenture due July 14, 2023 (the “2021 Debenture”) to SOL Verano Blocker 1 LLC that was convertible into units of the Company (each a “Jones Unit”) at a conversion price of $0.50 per Jones Unit, with each Jones Unit consisting of one share of our common stock and one share purchase special warrant of Jones (each a “Jones Special Warrant”). Each Jones Special Warrant was exercisable into one share of our common stock at a price of $0.625 per share for a period of 24 months from the date of issuance, conditional upon us increasing our authorized capital to an amount to cover our shares of common stock issuable pursuant to all of the outstanding Jones Special Warrants as well as the other shares of our common stock issuable pursuant to our then-outstanding convertible/exercisable securities.

The closing of the statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) in February 2022 resulted in the automatic conversion of the 2021 Debenture into an aggregate of 4,025,035 shares of our common stock and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per share of common stock and Jones Special Warrant. As a result, the carrying amount of the converted principal amount of such 2021 Unsecured Convertible Debenture, in an aggregate amount of $2,000,000, was credited to common stock.

2022 Unsecured Convertible Debenture

On February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units at a conversion price of $0.50 per Jones Unit on May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover our shares of common stock issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenanted to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement. The related closing costs amounting to $108,000 were amortized through interest expense over the term of the Contingent Convertible Debentures. On May 16, 2022 all Contingent Convertible Debentures were converted into Jones Units, and the remaining unamortized capitalized closing costs were expensed.

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

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of June 30, 2023, there were 762,074 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2023	3,369,332	$0.41
Options granted	9,659,000	0.23
Options forfeited/expired	(873,852)	0.27
Balance at June 30, 2023	12,154,480	$0.27
Exercisable, June 30, 2023	3,745,895	$0.33
Vested and expected to vest	10,142,892	$0.28

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2022	3,405,511	$0.38
Options granted	625,648	0.54
Options forfeited/expired	(824,327)	0.41
Balance at June 30, 2022	3,206,832	$0.41
Exercisable, June 30, 2022	2,395,258	$0.32
Vested and expected to vest	2,975,046	$0.39

(b)	Restricted stock awards:

Beginning on May 13, 2022, the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company to periodically award restricted stock units as equity compensation for non-employee directors upon the recommendation of the Compensation and Governance Committee of the Board in lieu of stock options. Each restricted stock unit granted vests incrementally over the period in the specific award agreement, and certain restricted stock awards will immediately vest upon the occurrence of a "Change in Control" as defined in the 2022 Plan.

On December 30, 2022, the Company entered into rescission agreements (the “Rescission Agreements”) with the certain non-employee directors on the Board who were awarded restricted stock units during 2022 as well as the Company’s Chief Executive Officer and President who received restricted stock units during 2022 under the terms of his employment agreement with the Company. Under the terms of the Rescission Agreements, each of the Company and the applicable restricted stock unit grantee, agreed to rescind and cancel for no consideration all currently outstanding restricted stock units previously granted to each such grantee during 2022 as well as all shares of the Company’s common stock previously issued to any such grantee as a result of the vesting of any restricted stock units in August 2022.

In May of 2023, the Board determined that it was in the best interests of the Company to revise the Board of Director compensation structure to consist of annual grant of 300,000 stock options to each non-employee director each year for service on the Board and an additional 150,000 stock options as annual compensation for non-employee directors who serve as chair of a Board committee. All stock options granted to non-employee directors will vest incrementally in equal amounts over a three year period from the date of issuance.

A summary of our restricted stock activity for the six months ended June 30, 2023 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2023	-	$-	-
Granted	1,800,000	0.26
Vested	(1,200,000)	0.26
Cancelled/expired	-	-
Non-vested restricted stock at June 30, 2023	600,000	$0.26	9.6

We withheld a total of 480,000 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the six months ended June 30, 2023, and the price paid per share of $0.26 reflects the market value per share of the shares withheld for tax purposes.

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

At June 30, 2023, we had unrecognized compensation expense related to stock options of $618,000 to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Stock options	$118	$23	$331	$292
Common stock award	-	-	17	-
Restricted stock	156	94	192	94
	$274	$117	$540	$386

Income statement account:
Selling and marketing	$23	$18	$45	$109
General and administrative	251	99	495	277
	$274	$117	$540	$386

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

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2023	2022
Expected dividend yield	—	—
Expected stock price volatility	87.5%	78.3%
Risk-free interest rate	3.9%	1.7%
Expected term (in years)	5.8	5.9
Weighted-average grant date fair-value	$0.17	$0.37

The aggregate intrinsic value of stock options outstanding at June 30, 2023 was approximately $74,000 and for options exercisable was also $40,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three or six months ended June 30, 2023 and 2022.

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

The following table summarizes the Company's outstanding warrants as of June 30, 2023:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	26,047,137	0.71	$0.63	USD	26,047,137
Pinestar Warrants (2)	1,674,808	0.75	0.06	CAD	1,674,808
	27,721,945				27,721,945

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

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$3,814	$4,810	$7,043	$8,440
Canada	952	1,142	1,593	2,035
Other countries	40	63	40	63
Total revenue	$4,806	$6,015	$8,676	$10,538

During the three months ended June 30, 2023 and 2022, one of our customers (Lassonde) represented an aggregate of approximately 19% and 24% of our revenue, respectively.

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

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments are made quarterly on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing was paid off in full. The interest rate is 6.99% and there are no covenants associated with this agreement. As of June 30, 2023, the principal balance was $203,000.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada;

●	Grow the new brand of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products; and,

●	Increase distribution of Lemoncocco in the United States and Canada.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$4,806	100.0%	$6,015	100.0%	$8,676	100.0%	$10,538	100.0%
Cost of goods sold	(3,247)	(67.6)%	(4,328)	(72.0)%	(5,982)	(68.9)%	(7,614)	(72.3)%
Gross profit	1,559	32.4%	1,687	28.0%	2,694	31.1%	2,924	27.7%
Selling and marketing expenses	(1,080)	(22.5)%	(1,076)	(17.9)%	(2,112)	(24.3)%	(2,219)	(21.1)%
General and administrative expenses	(1,508)	(31.4)%	(1,882)	(31.3)%	(2,964)	(34.2)%	(3,404)	(32.3)%
Loss from operations	(1,029)	(21.4)%	(1,271)	(21.1)%	(2,382)	(27.5)%	(2,699)	(25.6)%
Interest income	18	0.4%	2	0.0%	18	0.2%	4	0.0%
Interest expense	-	0.0%	(146)	(2.4)%	-	0.0%	(377)	(3.6)%
Other income (expense), net	4	0.1%	(11)	(0.2)%	(1)	(0.0)%	(11)	(0.1)%
Loss before income taxes	(1,007)	(21.0)%	(1,426)	(23.7)%	(2,365)	(27.3)%	(3,083)	(29.3)%
Income tax expense, net	(17)	(0.4)%	(9)	(0.1)%	(22)	(0.3)%	(16)	(0.2)%
Net loss	$(1,024)	(21.3)%	$(1,435)	(23.9)%	$(2,387)	(27.5)%	$(3,099)	(29.4)%
Basic and diluted net loss per share	$(0.01)		$(0.02)		$(0.02)		$(0.04)

	As of
	June 30, 2023	December 31, 2022
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$8,608	$11,141
Fixed assets, net	121	127
Total assets	12,657	15,102
Long-term liabilities	-	-
Working capital	9,735	11,640

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

Quarter Ended June 30, 2023 Compared to Quarter Ended June 30, 2022

Revenue

For the quarter ended June 30, 2023, revenue decreased by approximately $1.2 million, or 20.1%, to approximately $4.8 million compared to approximately $6.0 million for the quarter ended June 30, 2022. The decrease in sales revenue in the second quarter of 2023 compared to the second quarter of 2022 was primarily the result of approximately $1 million in revenues from core bottle soda sales from a one-time inventory stocking event with one of our largest customers in 2022 that was not repeated in 2023.

For the quarter ended June 30, 2023, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $394,000, a decrease of approximately $57,000, or 12.6%, compared to approximately $451,000 for the quarter ended June 30, 2022, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the quarter ended June 30, 2023, gross profit decreased by approximately $128,000, or 7.6%, to approximately $1.6 million compared to approximately $1.7 million for the quarter ended June 30, 2022 as a result of lower sales revenue in the current quarter. For the quarter ended June 30, 2023, gross margin increased to 32.4% from 28.0% for the quarter ended June 30, 2022. This increase was primarily driven by proactive pricing adjustments in 2023 and continued supply chain management to lower raw material and freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the second quarter ended June 30, 2023 remained flat at approximately $1.1 million in comparison to the quarter-ended June 30, 2022. Our sales expenses increased by approximately $100,000 in the current quarter primarily due to increased sales team headcount which was offset by approximately $100,000 in reduced marketing spend for the current quarter. We continue to invest in marketing, however, due to timing of specific programs in 2022 versus 2023, we experienced lower marketing expenses in the second quarter of 2023 in comparison to the second quarter of 2022. Selling and marketing expenses as a percentage of revenue increased to 22.5% in the second quarter ended June 30, 2023 from 17.9% in the same period in 2022. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2023 and 2022, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $28,000 and $30,000, respectively.

General and Administrative Expenses

General and administrative expenses for the second quarter ended June 30, 2023 were approximately $1.5 million, a decrease of approximately $374,000, or 19.9%, compared to approximately $1.9 million for the first quarter ended June 30, 2022. This decrease was primarily a result of fewer general business start-up costs associated with the development of our Mary Jones Brand in the second quarter of 2023 compared to the same quarter of 2022. General and administrative expenses as a percentage of revenue decreased slightly to 31.4% in the second quarter ended June 30, 2023 from 34.3% in the same quarter in 2022. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2023 and 2022, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $268,000 and $103,000, respectively. The increase in non-cash expenses included in general and administrative expenses in the second quarter of 2023 was primarily due to increased stock options granted to the Company’s officers and members of the Company’s Board of Directors in the current quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

Interest Income

We earned approximately $18,000 of interest income for the quarter ended June 30, 2023, compared to $2,000 for the quarter ended June 30, 2022. This increase is primarily due to the increase in interest rates.

Interest Expense

We incurred no interest expense for the quarter ended June 30, 2023, compared to approximately $146,000 for the quarter ended June 30, 2022. The $146,000 interest expense in the second quarter of 2022 was primarily related to the conversions of both the Contingent Convertible Debentures and the remaining Convertible Notes (each as defined in Note 4) that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the quarters ended June 30, 2022 was non-cash.

Income Tax Expense

We incurred approximately $17,000 and $9,000 of income tax expense during the quarters ended June 30, 2023 and 2022, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2023 was approximately $1.0 million compared to net loss of approximately $1.4 million for the quarter ended June 30, 2022. This decrease in net loss was primarily due to the decreased General and Administrative costs associated with the development of our Mary Jones Brand in 2023 and the decrease in interest expense being partially offset by reduced revenues in the second quarter of 2023 compared to the second quarter of 2022.

Six months Ended June 30, 2023 Compared to six months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, revenue decreased by approximately $1.9 million, or 17.7%, to approximately $8.7 million compared to approximately $10.5 million for the six months ended June 30, 2022. The decrease in sales revenue in the first and second quarters of 2023 compared to the first and second quarters of 2022 was primarily the result of $1.5 million in revenues from core bottle soda sales from a one-time inventory stocking event with one of our largest customers in 2022 that was not repeated during the first half of 2023.

For the six months ended June 30, 2023, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $699,000, an increase of approximately $60,000, or 7.9%, compared to approximately $759,000 for the six months ended June 30, 2022, primarily due to the timing of incentive and retailer programs.

Gross Profit

For the six months ended June 30, 2023, gross profit decreased by approximately $230,000, or 7.9%, to approximately $2.7 million compared to approximately $2.9 million for the six months ended June 30, 2022 as a result of lower sales revenue in the current six month period. For the six months ended June 30, 2023, gross margin increased to 31.1% from 27.7% for the six months ended June 30, 2022. This increase was primarily driven by proactive pricing adjustments and continued supply chain management to lower raw material and freight costs.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2023 decreased by approximately $107,000 to $2.1 million in comparison to $2.2 million for the six months ended June 30, 2022. We continue to invest in marketing, but our marketing costs in the first six months of 2023 decreased compared to the same six month period of 2022 mostly due to timing of specific programs. Selling and marketing expenses as a percentage of revenue increased to 24.3% in the six months ended June 30, 2023 from 21.1% in the same period in 2022. We intend to continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2023 and 2022, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $55,000 and $134,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were approximately $3.0 million, a decrease of approximately $440,000, or 12.9%, compared to approximately $3.4 million for the six months ended June 30, 2022. This decrease was primarily a result of fewer general business start-up costs associated with the development of our Mary Jones Brand in the first half of 2023 compared to the same period of 2022. General and administrative expenses as a percentage of revenue increased to 34.2% in the six month period ended June 30, 2023 from 32.3% in the same period in 2022. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2023 and 2022, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $515,000 and $281,000, respectively. The increase in non-cash expenses included in general and administrative expenses is primarily due to increased stock options granted to the Company’s officers and members of the Company’s Board of Directors during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Income

We earned approximately $18,000 of interest income for the six months ended June 30, 2023, compared to $4,000 for the six months ended June 30, 2022. This increase is primarily due to the increase in interest rates.

Interest Expense

We incurred no interest expense for the quarter ended June 30, 2023, compared to approximately $377,000 for the quarter ended June 30, 2022. The $377,000 interest expense incurred during the six months of 2022 was primarily related to the conversions of both the Contingent Convertible Debentures and the remaining Convertible Notes (each as defined in Note 4) that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the six months ended June 30, 2022 was non-cash.

Liquidity and Capital Resources

As of June 30, 2023 and December 31 2022, we had cash and cash-equivalents of approximately $5.1 million and $8.0 million, respectively, and working capital of approximately $9.7 million and $11.6 million, respectively. Net cash used in operations during the six months ended June 30, 2023 and 2022 totaled approximately $2.5 million and $4.3 million, respectively. Net cash used in operations decreased primarily due to the decrease in start-up expenses related to the launch of the cannabis-containing beverages and related products for the six months ended June 30, 2023.

We did not receive any cash from the exercise of stock options as of June 30, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023. There have been no material changes in our critical accounting policies during the three months ended June 30, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.

(b)	Changes in internal controls over financial reporting

In response to the material weakness described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023, with the oversight of the Audit Committee of our Board of Directors, management has evaluated our policies and procedures related to the accounting for short term financings and has implemented adequate internal controls to ensure that (i) the liability associated with short-term financings are identified and recorded properly, and (ii) the associated asset with said financings are identified and recorded.

The remediation efforts were intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.

Other than those described above, there were no other changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
August 11, 2023
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer