Form 10-Q
period 2023-09-30
JONES SODA CO
filed 2023-11-14
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 5, 2023, there were 101,258,135 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

● Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,221	$7,971
Accounts receivable, net of allowance of $150 and $110, respectively	2,858	3,170
Inventory	2,648	2,621
Prefunded insurance premiums from financing	-	612
Prepaid expenses and other current assets	1,109	601
Total current assets	11,836	14,975
Fixed assets, net of accumulated depreciation of $349 and $309, respectively	154	127
Total assets	$11,990	$15,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039	$1,070
Accrued expenses	1,988	1,643
Insurance premium financing	-	612
Taxes payable	3	10
Total current liabilities	3,030	3,335
Total liabilities	3,030	3,335
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 101,258,135 shares and 100,263,135 shares, respectively	90,187	89,680
Accumulated other comprehensive income	294	287
Accumulated deficit	(81,521)	(78,200)
Total shareholders’ equity	8,960	11,767
Total liabilities and shareholders’ equity	$11,990	$15,102

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,497	$4,806	$13,173	$15,344
Cost of goods sold	3,017	3,515	8,999	11,129
Gross profit	1,480	1,291	4,174	4,215
Operating expenses:
Selling and marketing	1,154	1,508	3,266	3,727
General and administrative	1,270	1,476	4,234	4,880
Total operating expenses	2,424	2,984	7,500	8,607
Loss from operations	(944)	(1,693)	(3,326)	(4,392)
Interest income	20	1	38	5
Interest expense	-	-	-	(377)
Other income (expense), net	(2)	22	(3)	11
Loss before income taxes	(926)	(1,670)	(3,291)	(4,753)
Income tax expense, net	(8)	(8)	(30)	(24)
Net loss	$(934)	$(1,678)	$(3,321)	$(4,777)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average common shares outstanding - basic and diluted	101,090,744	99,913,135	100,809,838	91,709,456

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net loss	$(934)	$(1,678)	$(3,321)	$(4,777)
Other comprehensive loss:
Foreign currency translation adjustment	(39)	(107)	7	(128)
Total comprehensive loss	$(973)	$(1,785)	$(3,314)	$(4,905)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended September 30, 2022
Balance as of June 30, 2022	98,393,135	$88,703	$375	$(74,895)	$14,183
Stock-based compensation	3,040,000	674	-	-	674
Net loss	-	-	-	(1,678)	(1,678)
Other comprehensive loss	-	-	(107)	-	(107)
Balance as of September 30, 2022	101,433,135	$89,377	$268	$(76,573)	$13,072

Three months ended September 30, 2023
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856
Stock-based compensation	-	68	-	-	68
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(934)	(934)
Other comprehensive loss	-	-	(39)	-	(39)
Balance as of September 30, 2023	101,258,135	$90,187	$294	$(81,521)	$8,960

Nine months ended September 30, 2022
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation	3,120,000	1,060	-	-	1,060
Common stock issued upon conversion of notes payable	10,472,146	5,148	-	-	5,148
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(4,777)	(4,777)
Other comprehensive loss	-	-	(128)	-	(128)
Balance as of September 30, 2022	101,433,135	$89,377	$268	$(76,573)	$13,072

Nine months ended September 30, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	608	-	-	608
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(3,321)	(3,321)
Other comprehensive gain	-	-	7	-	7
Balance as of September 30, 2023	101,258,135	$90,187	$294	$(81,521)	$8,960

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(3,321)	$(4,777)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	45	399
Stock-based compensation	608	1,060
Change in allowance for credit losses	40	(6)
Gain on insurance claim	-	(23)
Changes in operating assets and liabilities:
Accounts receivable	277	(1,314)
Inventory	(27)	(633)
Prefunded insurance premiums from financing	612	920
Prepaid expenses and other current assets	(506)	(428)
Other assets	-	25
Accounts payable	(30)	(152)
Accrued expenses	237	(66)
Taxes payable	(7)	4
Other liabilities	-	(10)
Net cash used in operating activities	(2,072)	(5,001)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	-	31
Purchase of fixed assets	(73)	(29)
Net cash provided by (used in) investing activities	(73)	2
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	2,354
Proceeds from issuance of common stock and warrants, net	-	7,152
Proceeds from the exercise of Pinestar Warrants	9	-
Repayments on insurance financing	(612)	(920)
Net cash provided by (used in) financing activities	(603)	8,586
Net change in cash and cash equivalents	(2,748)	3,587
Effect of exchange rate changes on cash	(2)	(52)
Cash and cash equivalents, beginning of period	7,971	4,667
Cash and cash equivalents, end of period	$5,221	$8,202
Supplemental disclosure:
Cash paid during period for:
Interest	$-	47
Income taxes	28	$16
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$5,147

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2023 and December 31, 2022, we had cash and cash-equivalents of approximately $5.2 million and $8.0 million, respectively, and working capital of approximately $8.8 million and $11.6 million, respectively. Net cash used in operations during the nine months ended September 30, 2023 and 2022 totaled approximately $2.1 million and $5.0 million, respectively. Net cash used in operations decreased primarily due to the decrease in start-up expenses related to the launch of the cannabis-containing beverages and related products for the nine months ended  September 30, 2023.

We did not receive any cash from the exercise of stock options as of September 30, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $38,000 and $34,000 for the three months ended September 30, 2023 and 2022, respectively, and $124,000 and $120,000 for the nine months ended September 30, 2023 and 2022, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on March 29, 2023 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended September 30, 2023 and 2022, our revenue was reduced by $538,000 and $397,000, respectively, and for the nine months ended September 30, 2023 and 2022, by $1.2 million each period, in each case for slotting fees and promotion allowances.

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

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $150,000 and $110,000 as of September 30, 2023 and December 31, 2022, respectively, were netted against accounts receivable. No impairment losses were recognized for the three or nine months ended  September 30, 2023 and for the year ended December 31, 2022. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of September 30, 2023, none of our independent customers made up a significant amount of our outstanding accounts receivable. As of December 31, 2022, two customers made up 22% of our outstanding accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three and nine months ended September 30, 2023 and 2022, outstanding stock options amounting to 11,567,147 and 3,236,832 shares were anti-dilutive, Additionally, outstanding warrants of  27,521,945 and 27,721,945 for the periods ended September 30, 2023 and 2022, respectively were also anti-dilutive.

Recent accounting pronouncements

In  June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU was effective for us in the first quarter of 2023, however the impact on on the consolidated financial statements are immaterial, thus no material changes were made to the condensed consolidated financial statements as of September 30, 2023.

2.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$1,448	$1,234
Raw materials	1,200	1,387
	$2,648	$2,621

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended September 30, 2023 and 2022, we recorded obsolete inventory expenses of $12,000 and $16,000, respectively. For the nine months ended September 30, 2023 and 2022, we recorded obsolete inventory expenses of $32,000 and $37,000, respectively.

3.	Convertible Debentures

2018 Convertible Subordinated Note Payable

On March 23, 2018, and April 18, 2018, we issued and sold an aggregate principal amount of $2,920,000 of convertible subordinated promissory notes (the “2018 Convertible Notes”) to institutional investors, our management team, and other individual investors.

The 2018 Convertible Notes had a four-year term from the date of issuance and bore interest at 6% per annum. The 2018 Convertible Notes matured in two tranches on March 23, 2022, and April 18, 2022. The holders had the option to convert the 2018 Convertible Notes at any time prior to maturity into the number of shares of our common stock equal to the quotient obtained by dividing (i) the amount of the unpaid principal and interest on such 2018 Convertible Note by (ii) $0.32 (the “Conversion Price”). The Conversion Price was subject to anti-dilution adjustment on a broad-based, weighted average basis if we issued shares or equity-linked instruments at a conversion price below $0.32 per share. No payments of principal or interest were due until the maturity.

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

The closing of the statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Plan of Arrangement”) with Pinestar Gold Inc. (“Pinestar”) in February 2022 resulted in the automatic conversion of the 2021 Debenture into an aggregate of 4,025,035 shares of our common stock and 4,025,035 Jones Special Warrants at a conversion price of $0.50 per share of common stock and Jones Special Warrant. As a result, the carrying amount of the converted principal amount of such 2021 Debenture, in an aggregate amount of $2,000,000, was credited to common stock.

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

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of September 30, 2023, there were 1,076,074 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options

	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2023	3,369,332	$0.41
Options granted	9,659,000	0.23
Options forfeited/expired	(1,461,185)	0.37
Balance at September 30, 2023	11,567,147	$0.26
Exercisable, September 30, 2023	3,730,065	$0.33
Vested and expected to vest	9,713,264	$0.27

	Outstanding Options

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2022	3,405,511	$0.38
Options granted	665,648	0.54
Options forfeited/expired	(834,327)	0.41
Balance at September 30, 2022	3,236,832	$0.41
Exercisable, September 30, 2022	2,385,258	$0.32
Vested and expected to vest	2,996,512	$0.39

(b)	Restricted stock awards:

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

In May of 2023, the Board determined that it was in the best interests of the Company to revise the Board of Director compensation structure to consist of an annual grant of 300,000 stock options to each non-employee director each year for service on the Board and an additional 150,000 stock options as annual compensation for non-employee directors who serve as chair of a Board committee. All stock options granted to non-employee directors will vest incrementally in equal amounts over a three year period from the date of issuance.

A summary of our restricted stock activity for the nine months ended September 30, 2023 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted- Average Contractual Life (years)
Non-vested restricted stock at January 1, 2023	-	$-	-
Granted	1,800,000	0.26
Vested	(1,200,000)	0.26
Cancelled/expired	-	-
Non-vested restricted stock at September 30, 2023	600,000	$0.26	9.4

We withheld a total of 480,000 shares as payment for withholding taxes due in connection with the vesting of restricted stock awards during the nine months ended September 30, 2023, and the price paid per share of $0.26 reflects the market value per share of the shares withheld for tax purposes.

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

At September 30, 2023, we had unrecognized compensation expense related to stock options of $893,000 to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Stock options	$68	$24	$399	$316
Common stock award	-	-	17	-
Restricted stock	-	650	192	744
	$68	$674	$608	$1,060

Income statement account:
Selling and marketing	$(20)	$534	$25	$643
General and administrative	88	140	583	417
	$68	$674	$608	$1,060

During the nine months ended September 30, 2023, the Company issued a common stock award of 75,000 shares under the 2022 Plan pursuant to a consulting agreement that resulted in $17,000 of stock compensation expense as seen in the above table.

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine months ended September 30,
	2023	2022
Expected dividend yield	—	—
Expected stock price volatility	87.5%	78.4%
Risk-free interest rate	3.9%	1.7%
Expected term (in years)	5.8	5.9
Weighted-average grant date fair-value	$0.17	$0.36

The aggregate intrinsic value of stock options outstanding at September 30, 2023 was approximately $14,000 and for options exercisable was also $14,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three or nine months ended September 30, 2023 and 2022.

(d)	Closing of the Pinestar Gold Inc. - Plan of Arrangement:

On February 15, 2022, Jones issued an aggregate of 20,000,048 shares of our common stock in connection with the completion of the Plan of Arrangement whereby the outstanding common shares of Pinestar (“Pinestar Shares”) were exchanged for newly issued shares of our common stock on a one-for-one basis. The Plan of Arrangement had previously been approved by both Pinestar’s shareholders as well as by the Supreme Court of British Columbia after such court held a hearing on the fairness of the terms and conditions of the Plan of Arrangement at which all Pinestar shareholders had the right to appear.

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

The following table summarizes the Company's outstanding warrants as of September 30, 2023:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	26,047,137	0.45	$0.63	USD	26,047,137
Pinestar Warrants (2)	1,474,808	0.50	0.06	CAD	1,474,808
	27,521,945				27,521,945

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

During the three months ended September 30, 3023, Pinestar Warrants in the amount of 200,000 were exercised at the exercise price of $0.06 CAD, for total proceeds of $9,000.

5.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$3,464	$3,746	$10,507	$12,187
Canada	1,033	1,021	2,626	3,055
Other countries	-	39	40	102
Total revenue	$4,497	$4,806	$13,173	$15,344

During the three months ended September 30, 2023 and 2022, one of our customers (Lassonde) represented an aggregate of approximately 19% and 24% of our revenue, respectively.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada; and,

●	Grow the Mary Jones brand, which includes Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products;

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$4,497	100.0%	$4,806	100.0%	$13,173	100.0%	$15,344	100.0%
Cost of goods sold	(3,017)	(67.1)%	(3,515)	(73.1)%	(8,999)	(68.3)%	(11,129)	(72.5)%
Gross profit	1,480	32.9%	1,291	26.9%	4,174	31.7%	4,215	27.5%
Selling and marketing expenses	(1,154)	(25.7)%	(1,508)	(31.4)%	(3,266)	(24.8)%	(3,727)	(24.3)%
General and administrative expenses	(1,270)	(28.2)%	(1,476)	(30.7)%	(4,234)	(32.1)%	(4,880)	(31.8)%
Loss from operations	(944)	(21.0)%	(1,693)	(35.2)%	(3,326)	(25.2)%	(4,392)	(28.6)%
Interest income	20	0.4%	1	0.0%	38	0.3%	5	0.0%
Interest expense	-	0.0%	-	0.0%	-	0.0%	(377)	(2.5)%
Other income (expense), net	(2)	(0.0)%	22	0.5%	(3)	(0.0)%	11	0.1%
Loss before income taxes	(926)	(20.6)%	(1,670)	(34.7)%	(3,291)	(25.0)%	(4,753)	(31.0)%
Income tax expense, net	(8)	(0.2)%	(8)	(0.2)%	(30)	(0.2)%	(24)	(0.2)%
Net loss	$(934)	(20.8)%	$(1,678)	(34.9)%	$(3,321)	(25.2)%	$(4,777)	(31.1)%
Basic and diluted net loss per share	$(0.01)		$(0.02)		$(0.03)		$(0.05)

	As of
	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$8,079	$11,141
Fixed assets, net	154	127
Total assets	11,990	15,102
Long-term liabilities	-	-
Working capital	8,806	11,640

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

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022

Revenue

For the quarter ended September 30, 2023, revenue decreased by approximately $300,000, or 6.4%, to approximately $4.5 million compared to approximately $4.8 million for the quarter ended September 30, 2022. The decrease in sales revenue was primarily the result of a decrease in fountain and the food service channel and the decrease in grocery velocities. We are currently working to increase our sales revenues in these areas through the hiring of additional personnel and adding resources that concentrate on growth for the overall company, but with a strong emphasis on the fountain and food service channel.

For the quarter ended September 30, 2023, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $538,000, an increase of approximately $141,000, or 35.5%, compared to approximately $397,000 for the quarter ended September 30, 2022, primarily due to the increased spend on incentive and retailer programs.

Revenues from the licensing of our Mary Jones products for the quarter ended September 30, 2023 were $219,000 compared to $114,000 for the quarter ending September 30, 2022.

Gross Profit

For the quarter ended September 30, 2023, gross profit increased by approximately $189,000, or 14.6%, to approximately $1.5 million compared to approximately $1.3 million for the quarter ended September 30, 2022 as a result of proactive pricing adjustments in 2023 and improved supply chain management regarding raw material and freight costs. For the quarter ended September 30, 2023, gross margin increased to 32.9% from 26.9% for the quarter ended September 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2023 decreased approximately $354,000, or 23.5%, in comparison to the quarter-ended September 30, 2022. We continue to invest in sales and marketing to increase awareness and excitement regarding our products and brand, however our marketing costs in the three months ended September 30, 2023 decreased compared to the same three month period of 2022 mostly due to timing of specific programs and the up-front marketing costs related to our Mary Jones brand that occurred during 2022 did not reoccur in 2023. Selling and marketing expenses as a percentage of revenue decreased to 25.7% in the quarter ended September 30, 2023 from 31.4% in the same period in 2022. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2023 and 2022, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately ($13,000) and $547,000, respectively. The significant decrease in non-cash sales and marketing expenses was due to far less stock compensation granted in 2023 compared to 2022.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2023 were approximately $1.3 million, a decrease of approximately $206,000, or 14.0%, compared to approximately $1.5 million for the quarter ended September 30, 2022. This decrease was primarily a result of less general business start-up costs associated with the development of our Mary Jones brand in the third quarter of 2023 compared to the same quarter of 2022. General and administrative expenses as a percentage of revenue decreased to 28.2% in the quarter ended September 30, 2023 from 30.7% in the same quarter in 2022. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2023 and 2022, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $96,000 and $145,000, respectively.

Interest Income

We earned approximately $20,000 of interest income for the quarter ended September 30, 2023, compared to $1,000 for the quarter ended September 30, 2022. This increase was primarily due to the increase in interest rates.

Interest Expense

We incurred no interest expense for the quarters ended September 30, 2023 and 2022, All of our outstanding convertible notes  have been converted, thus no interest expense has been incurred since the second quarter of 2022.

Income Tax Expense

We incurred approximately $8,000 of income tax expense during each of the quarters ended September 30, 2023 and 2022, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2023 was approximately $934,000 compared to net loss of approximately $1.7 million for the quarter ended September 30, 2022. This decrease in net loss was primarily due to the decreased General and Administrative costs and the increase in gross profit in the third quarter of 2023 compared to the third quarter of 2022.

Nine months Ended September 30, 2023 Compared to nine months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023, revenue decreased by approximately $2.2 million, or 14.1%, to approximately $13.2 million compared to approximately $15.3 million for the nine months ended September 30, 2022. We incurred a decrease in sales revenue in the first and second quarters of 2023 compared to the first and second quarters of 2022 that was primarily the result of $1.5 million in revenues from core bottle soda sales from a one-time inventory stocking event with one of our largest customers in 2022 that was not repeated during the first half of 2023. Additionally, the decrease in sales revenue was also a result of a decrease in in fountain sales and sales related to the food services during the third quarter of 2023 compared to the same quarter of 2022, as discussed above.

For the nine months ended September 30, 2023, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.2 million, a slight increase of approximately $81,000, or 7.0%, compared to approximately $1.16 million for the nine months ended September 30, 2022, primarily due to the timing of incentive and retailer programs.

Revenues from the licensing of our Mary Jones products for the nine months ended September 30, 2023 were $817,000 compared to $114,000 for the nine months ending September 30, 2022.

Gross Profit

For the nine months ended September 30, 2023, gross profit remained flat at approximately $4.2 million compared to the nine month period ended September 30, 2022. Even though we experienced a decrease in revenue, due to improved supply chain management in 2023 and proactive pricing adjustments, gross profit remained mostly unchanged in the first nine months of 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, gross margin increased to 31.7% from 27.5% for the nine months ended September 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2023 decreased by approximately $461,000 to $3.3 million compared to $3.7 million for the nine months ended September 30, 2022. We continue to invest in marketing, but our marketing costs in the first nine months of 2023 decreased compared to the same nine month period of 2022 mostly due to timing of specific programs and the up-front marketing costs related to our Mary Jones brand that occurred during 2022 but did not reoccur in 2023. Selling and marketing expenses as a percentage of revenue increased to 24.8% in the nine months ended September 30, 2023 from 24.3% in the same period in 2022. We intend to continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2023 and 2022, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $42,000 and $681,000, respectively. The significant decrease in non-cash sales and marketing expenses was due to far less stock compensation granted in 2023 compared to 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were approximately $4.2 million, a decrease of approximately $646,000, or 13.2%, compared to approximately $4.9 million for the nine months ended September 30, 2022. This decrease was primarily a result of fewer general business start-up costs associated with the development of our Mary Jones brand in the first three quarters of 2023 compared to the same period of 2022. General and administrative expenses as a percentage of revenue increased to 32.1% in the nine month period ended September 30, 2023 from 31.8% in the same period in 2022. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2023 and 2022, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $611,000 and $426,000, respectively.

Interest Income

We earned approximately $38,000 of interest income for the nine months ended September 30, 2023, compared to $5,000 for the nine months ended September 30, 2022. This increase is primarily due to the increase in interest rates.

Interest Expense

We incurred no interest expense for the nine months ended September 30, 2023, compared to approximately $377,000 for the nine months ended September 30, 2022. The $377,000 interest expense incurred during the first nine months of 2022 was primarily related to the conversions of both the Contingent Convertible Debentures and the remaining 2018 Convertible Notes (each as disclosed in Note 4) that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during the nine months ended September 30, 2022 was non-cash.

Income Tax Expense

We incurred approximately $30,000 and $24,000 of income tax expense in the nine months ended September 30, 2023 and 2022, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the nine months ended September 30, 2023 was approximately $3.3 million compared to net loss of approximately $4.8 million for the nine months ended September 30, 2022. This decrease in net loss was primarily due to the decreased Sales and Marketing and General and Administrative costs associated with the development of our Mary Jones brand in 2022 that did not reoccur in 2023.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash and cash-equivalents of approximately $5.2 million and $8.0 million, respectively, and working capital of approximately $8.8 million and $11.6 million, respectively. Net cash used in operations during the nine months ended September 30, 2023 and 2022 totaled approximately $2.1 million and $5.0 million, respectively. Net cash used in operations decreased primarily due to the decrease in start-up expenses related to the launch of our Mary Jones brand of cannabis-containing beverages and related products for the nine month period ended September 30, 2023 compared to the same period in 2022. Additionally, we improved our collections on accounts receivable which also had an impact on the decrease in net cash used in operations.

We did not receive any cash from the exercise of stock options as of September 30, 2023 or 2022. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023. There have been no material changes in our critical accounting policies during the three months ended September 30, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2023.

(b)	Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

On September 15, 2023, the Company issued 200,000 shares of its common stock to Paul Norman, Chair of the Company’s Board of Directors, in connection with the exercise by Mr. Norman of a warrant with an exercise price of $0.062 (Canadian) per share. The Company received US$9,200 in aggregate proceeds from the issuance of the shares. Since Mr. Norman was the sole acquirer of the shares and currently serves as Chair of the Company’s Board of Directors, the shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.

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
November 14, 2023
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer