Form 10-K
period 2023-12-31
JONES SODA CO
filed 2024-04-01
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $16,384,542 using the closing price on that day of $0.2275.

As of March 28, 2024, there were 102,232,943 shares of the registrant's common stock issued and outstanding.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries.

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

● Our ability to execute our plans to continue to license and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

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

● Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass in the supply chain;

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1.	BUSINESS.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, during 2022 we developed and began to license a THC infused cannabis products under the “Mary Jones” brand name.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 4786 1st Avenue South, Suite 103, Seattle, WA 98134. Our telephone number is (206) 624-3357.

Products

Our strategy is to continue to focus on our core brand, Jones Soda, while also investing in additional initiatives including fountain related beverages and the Mary Jones brand for cannabis infused sodas, edibles, and syrups. Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with labels featuring photos sent to us by our consumers. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Additionally, we release various label campaigns that celebrate our consumers and the positive impact such consumers have on the world. Our products are made from high quality ingredients, including cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Cola, Root Beer and Orange & Cream.

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

Mary Jones

We currently market and license through indirect subsidiaries our Mary Jones brand in California and Washington. These licensed products include 10mg Cannabis-Infused sodas and 100mg cannabis-infused soda packaged in a 16oz, 10-serving can. The flavor of these beverages are based on the Jones Soda original flavors. Additionally, in February 2024 we received approval to operate in Ontario, Canada, and intend to launch in that province 10mg THC infused sodas in a variety of flavors. Manufacturing and distribution of Mary Jones products in Canada is intended to be done through Tilray Brands, Inc.   The new Mary Jones products continue Jones Soda's tradition of using photographs submitted by consumers on their bottle labels and printing quotes from fans under the bottle caps.

We currently intend to expand both the products offered under the Mary Jones brand as well as the number states and Canadian provinces we offer such cannabis infused products in.

Co-Brand and Private Label Products

From time to time, when opportunities meet our required financial and operational metrics, we utilize our industry expertise to provide private label products for customers. No material examples of this opportunity occurred in 2023.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada; and,

●	Grow the new Mary Jones brand of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products as well as the number of states where such products are sold;

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

For the year ended December 31, 2023, A. Lassonde Inc. (“Lassonde”), one of our independent distributors and our top account by revenue represented approximately 20% of revenue during 2023. We intend to continue to expand our distributor network and DTR accounts, which we hope will result in a decreased dependence on any one or more of our independent distributors (including Lassonde) or national retail accounts. In particular, it has been mutually decided to end our relationship with Lassonde in 2024 and have entered into an agreement with Dot Foods Canada, who we hope will become our largest distributor in 2024.

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

DTR (direct to retail)

Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains and retail accounts, including convenience store chains, mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system (rather than through our DSD network). These arrangements are terminable at any time by these retailers or us and contain no minimum purchase commitments or termination fees.

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

Sales

Our premium beverage products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2023, sales in the United States represented approximately 81% of total sales, while sales in Canada represented approximately 19% (primarily through our distributor relationship with Lassonde).

Mary Jones Brand

Our Mary Jones Brand is currently marketed and licensed through indirect subsidiaries in California and Washington. We partner with different co-manufacturing and distribution partners in each respective state, region, or province in which we license these products.

Our Premium Soda Brands

Building our Brand

We have built our brand to a large extent on our fun and independent image as well as by providing what we believe to be unique and exciting flavors that appeal to consumers who prefer alternatives to the large "corporate" carbonated soft drink brands. We believe this market is driven by trendy, young consumers looking for a distinctive tonality and better ingredients in their beverage choices. While we are known for our unique and innovative flavors, we also feature traditional flavors and feel that our broad appeal helps position us as a leader in the growing premium craft segment of the industry. Additionally, through the labels on our bottles and our invitation to consumers to send in photographs to be featured on the Jones Soda labels, we focus on building brand loyalty and customer engagement. We select photos throughout the year to be placed on our bottles and cans for distribution, and also invite consumers to celebrate special occasions and memories by creating their own label through myJones.com. In that space, consumers have the ability to customize their own label and product with a photo and short caption using a proprietary patented process.

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

Brand Marketing

Our marketing team has developed brand positioning and brand identity that is an integral asset and we believe allows our brand to be widely known in a positive way among a large demographic. We have focused on positioning ourselves as an alternative to mainstream soda brands and try to focus on locations where such brands are not sold. We also have a program of sponsoring alternative sport athletes to promote our products in youth alternative sports, including Ultimate Fighting Championship, auto-racing, skateboarding, BMX biking, snowboarding and skiing. In addition, we completed a program of sponsoring up-and-coming musicians and artists. We believe this effort to position our products in alternative accounts and venues helps draw a younger generation of customers that value their independence away from the larger soft drink brands.

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

We believe that the ongoing process of creating new brands, products and product extensions will be an important factor in our long-term success. For example, we recently completed successful special release programs in the fourth quarter of 2023 where we sold the products “Orange Chocolate” and “Turkey and Gravy.”

In addition to creating new brands, we believe we need to continuously improve our core product line, Jones Soda, as consumer tastes continue to change. We intend that each new flavor of Jones Soda that we introduce will be made with less sugar and no artificial colors or flavors whenever possible. In addition, we intend to continue to re-formulate and re-introduce lower calorie content versions of each of our existing flavors of Jones Soda as and when we believe we have created an acceptable replacement that will appeal to existing customers and attract new customers.

Brand and Product Development – Mary Jones

Mary Jones products are influenced by the Jones Soda original flavors. We believe the popularity of our main-line Jones Soda products have paved the way for growth for the Mary Jones brand and products. It is important to us to differentiate our Mary Jones brand from our Jones Soda Brand for many reasons including safety and compliance, however, even with this differentiation, we are able to utilize the Jones Soda brand equity to market and grow the Mary Jones brand. Additionally, we will continue to innovate and develop the Mary Jones products and flavors as the brand gains momentum.

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

Cannabis Industry

We face intense competition in the Cannabis industry from other companies, some of which have longer operating histories and more financial resources and longer history of the production and marketing of cannabis products than then we do. Competitors are primarily branded and private label cannabis companies who are operating in multiple states. We are currently in direct competition with Keef Brands, Cann Social Tonics, and Tonik Beverages, none of which are national consumer packaged goods brands in the United States. We are confident that our cannabis products will be highly competitive. We seek a competitive advantage over our competitors by applying our Mary Jones brand name recognition and by offering quality cannabis products to our loyal customer base. Because of the early stage of the cannabis industry in the United States and Canada, we also face additional competition from new entrants. If the number of users of medical and recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies. To remain competitive, we believe we will be required to make a high level of investment in our planned licenses, partnerships, branding, products and technologies, distribution, research and development, marketing, sales and client support. We may not have sufficient resources to maintain its marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations of our planned cannabis business.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a fixed price supply agreement with our primary glass supplier which expires at the end of 2025. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection through 2024.

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

Cannabis Operations

During 2022, we began to develop, market and license our cannabis-infused beverage brand under the “Mary Jones” brand name in California to complement our existing soda beverage business. Similar to the manufacturing process with our premium soda products we outsource the manufacturing and distribution of our products to third parties with whom we enter licensing agreements with concerning our cannabis products being manufactured and sold. We operate our cannabis operations in California and Washington under newly created California subsidiary that is separate from our current soda beverage business. We currently plan to expand our cannabis operations into other states that have legalized the recreational use of cannabis using a similar structure to our operations in California.

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

However, on January 4, 2018, the Cole Memorandum was revoked by Attorney General Jeff Sessions. While this did not create a change in federal law, as the Cole Memorandum was not itself law, the revocation removed the DOJ’s guidance to U.S. Attorneys that state regulated cannabis industries substantively in compliance with the Cole Memorandum’s guidelines should not be a prosecutorial priority.

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

Most recently, on October 6, 2022, President Joe Biden announced a three-step program to bring broad changes to federal cannabis policy.  As an initial step towards reform, President Biden began the process of pardoning all federal offenders convicted of simple cannabis possession.  As a second step, President Biden also encouraged Governors to take similar steps to pardon state simple cannabis possession charges. Finally, President Biden directed the Department of Health and Human Services and Attorney General Merrick Garland to “expeditiously” review cannabis’s status as a Schedule I controlled drug pursuant to the federal Controlled Substances Act. In early 2024, the Department of Health and Human Services and the Food and Drug Administration made a recommendation to reschedule cannabis. With these positive developments it is important to acknowledge that these policy directives have not yet changed the “laws on the books” and so there remains uncertainty regarding whether such policies and enforcement priorities may change in the future.

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

Enforcement Proceedings under Federal Law

Although the Cole Memorandum and 2014 Cole Memo have been rescinded, the United States Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. The United States Congress has passed appropriations bills each of the last three years that included the Rohrabacher Amendment Title: H.R.2578 — Commerce, Justice, Science, and Related Agencies Appropriations Act, 2016, which by its terms does not appropriate any federal funds to the U.S. DOJ for the prosecution of medical cannabis offenses of individuals who are in compliance with State medical cannabis laws. Subsequent to the issuance of the Sessions Memorandum on January 4, 2018, the United States Congress passed its omnibus appropriations bill, SJ 1662, which for the fourth consecutive year contained the Rohrabacher-Blumenauer Amendment language (the “Leahy Amendment”) and continued the protections for the medical cannabis marketplace and its lawful participants from interference by the DOJ up and through the 2018 appropriations deadline of September 30, 2018. The deadline has passed, but the Leahy Amendment has remained in effect by virtue of a series of short-term spending bills signed on September 28, 2018, December 7, 2018, January 25, 2019 and February 8, 2019. On February 15 the amendment was renewed through the signing of the fiscal year 2019 omnibus spending bill, effective through September 30, 2019.  On May 16, 2019, a House subcommittee released a base appropriations bill with the amendment included. On September 26, 2019 the Senate Appropriations Committee approved a base appropriations bill with the amendment included. On September 27, 2019 the amendment was renewed through a stopgap spending bill, and again on November 21, 2019.  On December 20, 2019 the amendment was renewed through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020.  In July 2020, a House subcommittee introduced a base appropriations bill with the amendment included.  The amendment was then renewed through a series of stopgap spending bills on October 1, 2020 December 11, 2020, December 18, 2020, December 20, 2020, and December 22, 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. In 2021, President Joe Biden became the first president to propose a budget with the Leahy Amendment included. The amendment was then renewed through a series of stopgap spending bills on September 30, December 3, February 18, and March 11. On March 15 the amendment was renewed through the signing of the FY 2022 omnibus spending bill, effective through September 30, 2022. The amendment remains effective in March 2024.

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

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC  is in the process of consolidating the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. Further consolidated regulations and modifications of existing regulations were issued in March 2024.

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

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success. Attracting, developing and retaining talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase shareholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of the date of this Report, we have 27 employees, all of which are full-time,  and with the exception of one employee located in Canada are all located in the United States. Of our 27 employees, 15 are employed in sales and marketing capacities, 6 are employed in administrative capacities and 6 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Executive Officers

David Knight, President and Chief Executive Officer

Eric Bittner, Chief Operating Officer and Corporate Secretary

Jerry Goldner, Chief Growth Officer

Joe Culp, Director of Finance, Interim Chief Financial Officer and Principal Financial Officer

Directors

Paul Norman, Chairman

Clive Sirkin

Chad Bronstein

Gregg Reichman

Mark Murray

Ronald Dissinger

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities. We incurred a net loss of $4.9 million for the year ended December 31, 2023. Our accumulated deficit increased to $83.1 million as of December 31, 2023 compared to the prior year’s deficit of $78.2 million.

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

It is critical that we meet our sales goals and increase sales revenues going forward as our operating plan already reflects prior significant cost containment measures, and we believe any further significant cost reductions could harm our operations. If we do not meet our sales revenue goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales revenue goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet our annual sales revenue objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching additional products, to pair with existing brand extensions such as Jones Sugar Free that round out our diversified portfolio.

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

Our strategy for growth in the cannabis industry is dependent on, among other things, our ability to partner with local licensed cannabis manufacturers to launch and market THC/CBD-infused and/or cannabis-infused beverages, tinctures, edibles and other products in various states. Although we intend to devote significant financial and other resources to expand our business to the production of cannabis-containing beverages and related products, these efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of the cannabis industry and successfully identify, develop, market and sell new or improved products and services in this changing marketplace. Our inability to successfully implement our cannabis strategy could have a material adverse effect on our business, financial condition and results of operations.

Companies that operate in the cannabis industry face unique and evolving risks.

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

In 2014, Congress passed a spending bill, or the 2015 Appropriations Bill, containing a provision, or the Appropriations Rider, blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider provided a budgetary constraint on the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. However, the Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOL cannot prosecute medical marijuana operators complying strictly with state medical marijuana laws. Additionally, the Appropriations Rider must be re-enacted every year. The Appropriations Rider was renewed on December 20, 2019 through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020, continued re-authorization of the Appropriations Rider cannot be guaranteed. Subsequently, the Appropriations Rider was extended through a series of stopgap spending bills on October 1, December 11, December 18, December 20 and December 22, 2020.  On December 27, 2020 the Appropriations Rider was included in the fiscal year 2021 omnibus spending bill and will remain in effect through September 30, 2021.  If the Appropriation Rider is not extended in the future, the risk of federal enforcement and override of state medical marijuana laws would increase.

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

We continually seek to expand and upgrade our distributor network, DTR accounts and national retail relationships. However, we may not be able to maintain our key distributor base. The loss of any of our key distributors or national accounts would have a material adverse effect on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

Our recent decision to cease utilizing our top independent distributor may negatively impact our financial results.

We recently decided to switch independent distributors from Lassonde to Dot Foods Canada. For the year ended December 31, 2023, Lassonde was our top distributor as approximately 17% of our sales revenue during 2023 came from product distributed by Lassonde. There is no guarantee that Dot Foods Canada will be able to generate at least the same amount of revenue for us as Lassonde previously did, and if our revenues decline in 2023, our overall financial results will be negatively impacted.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2025. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of pandemics, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2024 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and other pandemics, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

Our business plan relies significantly on the continued services of David Knight, who we hired as our Chief Executive Officer and President in June of 2023. If we were to lose the services of Mr. Knight, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest he might leave us.

Our Chief Operating Operator has resigned effective March 12, 2024 which could result in a disruption in our operations or harm to our business.

Eric Chastain, our Chief Operating Officer and President of Jones Soda Beverage Division, who was appointed as our Chief Operating Officer effective June 2014 and was with the Company for 22 years resigned effective March 12, 2024. Our ability to execute our business plan could be materially impaired due to this.

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

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC, received a Notice of Claims for arbitration from Core Manufacturing, LLC (“Core”), who claimed that the Company was in breach of its commitments under the agreement between the Company and Core. Core is seeking, amongst other damages, the enforcement of the break-up fee provision in such agreement, which they calculate to be $7,220,357. Although we dispute the allegations made by Core and intend to defend ourselves vigorously in this matter, there are no assurances that we will be successful in the arbitration proceeding and if we are found liable for all or a substantial portion of the amount of damages Core is seeking, our financial position would be significantly impaired.

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

●	Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products; and

●	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

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

Throughout 2023, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. As of February 9, 2023, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.74, $0.76 as of December 31, 2023 but $0.74 as of December 31, 2022. We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Any material increase in the taxes we owe could materially impact our financial results and results of operations.

Global economic, political, social and other conditions, including the possible pandemics, may continue to adversely impact our business and results of operations.

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

Our common stock is traded on the OTCQB Marketplace and the Canadian Stock Exchange, which may have an unfavorable impact on our stock price and liquidity.

Our stock is traded on the OTCQB Marketplace in the United States and the Canadian Stock Exchange (“CSE”) in Canada. The OTCQB and CSE are significantly more limited markets than the United States national securities exchanges such as the New York Stock Exchange, or Nasdaq and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB and CSE. Trading in our common stock on each of the OTCQB and the CSE may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”), which has jurisdiction over the OTCQB, has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC in the United States and we may never apply or qualify for future listing on Nasdaq or a senior market.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Interim Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Interim Financial Officer are expected to inform our board of directors of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES.

On September 1, 2022, we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the office suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the office suite and adjacent premises, or anything contained therein.

We do not own real property.

ITEM 3.	LEGAL PROCEEDINGS.

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter.  MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previous paid to P3 in connection with the license and manufacturing agreement between MJM and P3.

Other than the above, we are not currently involved in any material legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTCQB Marketplace in the United States under the symbol “JSDA” and on the Canadian Securities Exchange in Canada under the symbol “JSDA.”

Holders

As of March 28, 2024, there were 102,232,943 shares of common stock issued and outstanding, held by approximately 228 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share on March 28, 2024 was $ 0.22.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell  premium  soda beverage products in select international markets and license cannabis infused beverages and syrups in California and Washington. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market and license several cannabis infused beverages and syrups in California and Washington through third party manufacturers and distributors. We plan to expand our cannabis product offerings and the states in which we offer such products.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our fountain program in the United States and Canada; and

●	Grow the new licensing revenue through Mary Jones product lines of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products;

Results of Operations

Years Ended December 31, 2023 and 2022

Revenue

For the year ended December 31, 2023, revenue was approximately $16.7 million, a decrease of $2.4 million, or 12.7%, from approximately $19.1 million in revenue for the year ended December 31, 2022. This decrease was primarily a result of $1.5 million in revenues from core bottle soda sales from a one-time inventory stocking event with one of our largest customers in 2022 that was not repeated during 2023. Additionally, the decrease in sales revenue was also a result of a decrease in fountain sales and sales related to the food services during 2023 compared to 2022. Additionally, we experienced a decrease in Canadian DSD sales. These decreases were partially offset by an approximate increase of $950,000 in licensing revenues from our Mary Jones beverages and syrups sold during 2023. For both years ended December 31, 2023 and 2022, promotion allowances and slotting fees, which offset revenue, totaled approximately $1.6 million.

During 2023 and 2022, the percentage of our revenues generated in Canada was 18% and 19%, respectively.

Gross Profit

	Year Ended December 31,
	2023	2022	% Change
	(Dollars in thousands)
Gross Profit	$4,855	$5,143	-5.6%
% of Revenue	29.1%	26.9%

For the year ended December 31, 2023, gross profit decreased by $288,000, or 5.6%, to approximately $4.9 million compared to approximately $5.1 million for the year ended December 31, 2022, as a result of reduced sales revenue in 2023 being partially offset by reduced costs primarily due to improved supply chain management and proactive pricing adjustments. For the year ended December 31, 2023, gross margin increased to 29.1% from 26.9% for the year ended December 31, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2023 were approximately $4.4 million, a decrease of $587,000, or 11.8%, from approximately $5.0 million for the year ended December 31, 2022. This decrease was primarily a result of non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during 2022 that did not occur again in 2023. Selling and marketing expenses as a percentage of revenue was 26.3% for the year ended December 31, 2023 compared to 26.0% for the year ended December 31, 2022. We will continue to work on balancing selling and marketing expenses with our working capital resources.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were approximately $5.4 million, a decrease of $900,000, or 14.6%, compared to approximately $6.3 million for the year ended December 31, 2022. This decrease was primarily a result of fewer general business start-up costs associated with the development of our Mary Jones brand in 2023 compared to 2022. General and administrative expenses as a percentage of revenue decreased to 32.1% for the year ended December 31, 2023 from 32.9% in 2022. We will continue work on balancing general and administrative expenses with our working capital resources.

Interest Expense

We incurred no interest expense during 2023, compared to approximately $377,000 for the year ended December 31, 2022. The $377,000 interest expense incurred during 2022 was primarily related to the conversions of both the Contingent Convertible Debentures and the remaining 2018 Convertible Notes (each as discussed in Note 5) that resulted in all capitalized costs associated with the issuance of these notes being fully expensed upon conversion. The interest expense incurred during 2022 was non-cash.

Interest Income

We earned approximately $52,000 of interest income for the year ended December 31, 2023, compared to $6,000 for the year ended December 31, 2022. This increase was attributed to the increase in interest rates in 2023 compared to 2022.

Income Tax Expense

We had income tax expense of $33,000 and $28,000 for the years ended December 31, 2023 and 2022, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2023 decreased to approximately $4.9 million from a net loss of $6.4 million for the year ended December 31, 2022. The decrease in net loss was primarily due to the decreased marketing and administrative costs associated with the launch of our cannabis infused beverage and syrups that occurred in 2022 and the beforementioned non-cash stock consideration paid by the Company in connection with two sponsorship agreements entered into by the Company during the third quarter of 2022 that did not repeat in 2023.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash-equivalents of approximately $3.9 million and $8.0 million, respectively, and working capital of approximately $7.2 million and $11.6 million, respectively. Net cash used in operations during fiscal years 2023 and 2022 totaled approximately $3.8 million and $6.0 million, respectively.   We incurred a net loss of approximately $4.9 million for the year ended December 31, 2023 compared to a net loss of approximately $6.4 million for the year ended December 31, 2022. Our accumulated deficit increased to $83.1 million as of December 31, 2023 compared to an accumulated deficit of $78.2 million as of December 31, 2022.

For the year ended December 31, 2023, net cash used in financing activities totaled approximately $246,000 due to the repayments on our insurance financing agreement being partially offset by proceeds received by the exercise of outstanding warrants. For the year ended December 31, 2022, net cash provided by financing activities totaled approximately $9.2 million which was driven by $7.1 million in net proceeds the Company received as part of the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) with Pinestar Gold Inc., combined with the net proceeds received from the issuance of $3,000,000 in Contingent Convertible Debentures (see Note 5), being partially offset by repayments on our insurance financing agreement in 2022.

We have experienced recurring losses from operations and negative cash flows from operating activities.  These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern.  The Company has increased gross margins in 2023.  In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors (primarily DOT Foods Canada, Note 14). Year to date sales for 2024 with a certain distributor has resulted in more favorable margins and the trend should continue throughout 2024.  Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones Brand and monitoring and reducing operating costs when and if possible.  On March 29, 2024, the Company received a commitment letter from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (Note 14). The maturity date will be three years from the date of initial funding.

Based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from the committed revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During 2023 and 2022, we received nil from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We only apply the five-step model (as described in Note 1 to the Consolidated Financial Statements of this Report) to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services transferred to the customer.

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

Trade Spend and Promotion Expenses

Throughout the year, we run trade spend and promotional programs with distributors and retailers to help promote on- shelf discounts to our consumers. Additionally, in more limited instances, we enter into customer marketing agreements or various other slotting arrangements. The provisions for discounts, slotting fees and promotion allowances are recorded as an offset to revenue and shown net on the consolidated statement of operations. Estimates are made to accrue for amounts that have not yet been invoiced in the month that the program occurs, or in the case of slotting, when the commitment is made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Jones Soda Co.

Opinion on the Consolidated Financial Statements

We have audited  the  accompanying  consolidated  balance  sheet of Jones Soda Co. and its  subsidiaries  (“the Company”) as of December 31, 2023 and  the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and  cash flows for the year  then  ended, and  the related notes (collectively referred to as the “consolidated  financial  statements”). In our opinion,  the  consolidated  financial  statements present fairly,  in  all material respects, the financial position of the Company as of December 31, 2023,  and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an  opinion  on the  Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether  the consolidated financial statements are  free of material misstatement, whether  due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and  significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate  to accounts or disclosures  that  are  material  to the  consolidated  financial  statements and  (2) involved  our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in  any  way  our  opinion  on  the  consolidated  financial  statements,  taken   as a  whole,  and   we  are   not,  by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Promotional Allowances:

As described in Note 1  to  the  consolidated  financial  statements, the  Company's revenue is  recorded net  of promotional  allowances. The   recognition of these promotional allowances requires  the   Company  to  make estimates  regarding  the  volume  of sales,  cost of the  promotional  allowances,  and  amount of the  promotional allowances  that  are  expected to be  redeemed. These estimates are made using various  information  including historical and  forecasted data. Significant judgment is exercised by the Company in determining the promotional allowances accrual and includes the following:

●	Determination of the completeness of the various promotional allowances with customers and the forecasted sales volume for the period.

●	Assessing the estimate of promotional allowances that are expected to be redeemed subsequent to period end.

The primary procedures we performed to address this critical audit matter included the following:

●	We selected a sample of promotional allowance claims and performed the following procedures:

o	Obtained and tested the source documents for each selection, including promotional campaign and other documents that were part of the agreement to identify significant terms.

o

Traced a sample of promotional allowance claims to a listing of promotional campaigns during the period for completeness. Assessed the  terms in  the  promotional  campaign  and  evaluated  the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of promotional allowance conclusions.

●	We analyzed the customer base and historical promotional allowances offered to customers.

●

We evaluated  the  reasonableness  and  accuracy of management's judgements  and  estimates  used in accounting  for  promotional  allowances. This included  testing  management's  estimate  of  calculating expected  claims  based on  historical  data,   comparing  the  estimate  to  revenue in  the  current   period, comparing current promotional offer redemptions to historical estimates, and comparing actual promotional allowances applied subsequent to December 31, 2023  to the promotional allowances as of December 31, 2023.

/s/ Berkowitz Pollack Brant Advisors + CPAs, LLP (PCAOB ID: 52)

We have served as the Company’s auditor since 2023.

Miami, FL

April 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Jones Soda Co.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Jones Soda Co. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP

San Ramon, California

March 29, 2023

We began serving as the Company’s auditors in 2021. In 2023, we became the predecessor auditor.

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,867	$7,971
Accounts receivable, net of allowance of $260 and $110, respectively	2,118	3,170
Inventory	2,392	2,621
Prefunded insurance premiums from financing	357	612
Prepaid expenses and other current assets	861	601
Total current assets	9,595	14,975
Other assets	174	-
Fixed assets, net of accumulated depreciation of $366 and $309, respectively	137	127
Total assets	$9,906	$15,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$716	$1,069
Accrued expenses	1,283	1,644
Insurance premium financing	357	612
Taxes payable	-	10
Total current liabilities	2,356	3,335
Total liabilities	2,356	3,335
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 101,258,135 shares and 100,263,135 shares, respectively	90,273	89,680
Accumulated other comprehensive income	331	287
Accumulated deficit	(83,054)	(78,200)
Total shareholders’ equity	7,550	11,767
Total liabilities and shareholders’ equity	$9,906	$15,102

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(In thousands, except share data)
Revenue	$16,669	$19,085
Cost of goods sold	11,814	13,942
Gross profit	4,855	5,143
Operating expenses:
Selling and marketing	4,378	4,965
General and administrative	5,355	6,271
Total operating expenses	9,733	11,236
Loss from operations	(4,878)	(6,093)
Interest income	52	6
Interest expense	-	(377)
Other income (expense), net	5	88
Loss before income taxes	(4,821)	(6,376)
Income tax expense, net	(33)	(28)
Net loss	$(4,854)	$(6,404)

Net loss per share - basic and diluted	$(0.05)	$(0.07)
Weighted average common shares outstanding - basic and diluted	100,922,834	94,177,863

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
	(In thousands)
Net loss	$(4,854)	$(6,404)
Other comprehensive income (loss):
Foreign currency translation adjustment	44	(109)
Total comprehensive loss	$(4,810)	$(6,513)

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

(In thousands, except share data)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)
Balance as of December 31, 2021	67,840,941	$76,017	$396	$(71,796)	$4,617
Stock-based compensation	1,950,000	1,364	-	-	1,364
Common stock issued upon conversion of notes payable	10,472,146	5,147	-	-	5,147
Common stock and warrants issued, net of closing costs of $848	20,000,048	7,152	-	-	7,152
Net loss	-	-	-	(6,404)	(6,404)
Other comprehensive loss	-	-	(109)	-	(109)
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	694	-	-	694
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(4,854)	(4,854)
Other comprehensive gain	-	-	44	-	44
Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,854)	$(6,404)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	63	414
Stock-based compensation	694	1,364
Change in allowance for credit losses	150	(4)
Gain on sale of fixed asset		(31)
Gain on insurance claim	-	(23)
Changes in operating assets and liabilities:
Accounts receivable	906	(542)
Inventory	237	(714)
Prefunded insurance premiums from financing	255	292
Prepaid expenses and other current assets	(261)	(243)
Other assets	(174)	35
Accounts payable	(354)	(167)
Accrued expenses	(470)	73
Taxes payable	(11)	3
Other liabilities	-	(10)
Net cash used in operating activities	(3,819)	(5,957)
INVESTING ACTIVITIES:
Proceeds from insurance claim on property damage	-	31
Proceeds from sale of fixed assets	-	98
Purchase of fixed assets	(73)	(29)
Net cash (used in) provided by investing activities	(73)	100
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	-	2,354
Proceeds from issuance of common stock and warrants, net	-	7,152
Proceeds from the exercise of Pinestar Warrants	9	-
Repayments on insurance financing	(255)	(292)
Net cash (used in) provided by financing activities	(246)	9,214
Net change in cash and cash equivalents	(4,138)	3,357
Effect of exchange rate changes on cash	34	(53)
Cash and cash equivalents, beginning of period	7,971	4,667
Cash and cash equivalents, end of period	$3,867	$7,971
Supplemental disclosure:
Cash paid during period for:
Interest	$-	47
Income taxes	35	$23
Supplemental disclosure of non-cash transactions:
Conversion of notes payable	$-	$5,147

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Liquidity

As of December 31, 2023 and 2022, we had cash and cash-equivalents of approximately $3.9 million and $8.0 million, respectively, and working capital of approximately $7.2 million and $11.6 million, respectively. Net cash used in operations during fiscal years 2023 and 2022 totaled approximately $3.8 million and $6.0 million, respectively.   We incurred a net loss of approximately $4.9 million for the year ended December 31, 2023 compared to a net loss of approximately $6.4 million for the year ended December 31, 2022. Our accumulated deficit increased to $83.1 million as of December 31, 2023 compared to an accumulated deficit of $78.2 million as of December 31, 2022.

For the year ended December 31, 2023, net cash used in financing activities totaled approximately $246,000 due to the repayments on our insurance financing agreement being partially offset by proceeds received by the exercise of outstanding warrants. For the year ended December 31, 2022, net cash provided by financing activities totaled approximately $9.2 million which was driven by $7.1 million in net proceeds the Company received as part of the consummation of a statutory plan of arrangement under the Business Corporations Act (British Columbia) with Pinestar Gold Inc., combined with the net proceeds received from the issuance of $3,000,000 in Contingent Convertible Debentures (see Note 5), being partially offset by repayments on our insurance financing agreement in 2022.

We have experienced recurring losses from operations and negative cash flows from operating activities.  These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern.  The Company has increased gross margins in 2023.  In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors (primarily DOT Foods Canada, Note 14). Year to date sales for 2024 with a certain distributor has resulted in more favorable margins and the trend should continue throughout 2024.  Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones Brand and monitoring and reducing operating costs when and if possible.  On March 29, 2024, the Company received a commitment letter from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (Note 14). The maturity date will be three years from the date of initial funding.

Based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from the committed revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During 2023 and 2022, we received nil from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Use of estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, accounts receivable credit loss reserve, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates.

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

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables.  These reserves are re-evaluated on a regular basis and adjusted as needed.  Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. Allowances for credit losses of approximately $260,000 and $110,000 as of December 31, 2023 and 2022, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for credit losses consists of the following for the years ended December 31 (in thousands):

	2023	2022
Balance, beginning of year	$110	$114
Net charges to bad debt expense	259	(5)
Write-offs	(109)	1
Balance, end of year	$260	$110

As of December 31, 2023, there were no customers that make up a material concentration amount of our accounts receivable. As of December 31, 2022, two customers that made up 22% of our outstanding accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $73,000 and $156,000 for the years ended  December 31, 2023 and 2022, respectively.

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

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statement of operations. Net transaction losses as of December 31, 2023 and 2022 were $1,000 and $7,000, respectively.

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $147,000 and $163,000 for the years ended December 31, 2023 and 2022, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended  December 31, 2023 and 2022, our revenue was reduced by approximately $1.6 million for both years, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days.  Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations.  As of December 31, 2023 and 2022, prompt pay discounts to these certain customers were considered immaterial to the related accounts receivable balances presented on the accompanying consolidated balance sheets.

Advertising costs

Advertising costs, which also include promotions and sponsorships, are expensed as incurred. During the years ended December 31, 2023 and 2022, we incurred advertising costs of $1.2 million and $1.0 million, respectively.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2023 or 2022.

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense. The Company’s tax returns for the years ended December 31, 2020 through 2022 remain subject to examination by their major tax jurisdictions.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2023 and 2022, outstanding stock options amounting to 11,407,772 and 3,369,332 shares and outstanding warrants of  27,521,945 and 27,721,945, respectively, were anti-dilutive.

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

Recent accounting guidance

In   June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU was effective for us in the first quarter of 2023, however the impact on the consolidated financial statements are immaterial, thus no material changes were made to the consolidated financial statements as of  December 31, 2023.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning after December 15, 2023 and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and financial statement disclosures.

2.	Inventory

Inventory consisted of the following as of December 31 (in thousands):

	December 31, 2023	December 31, 2022
Finished goods	$1,380	$1,234
Raw materials	1,012	1,387
	$2,392	$2,621

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets, net

Fixed assets, net consisted of the following as of December 31 (in thousands):

	2023	2022
Vehicles	$65	$37
Equipment	235	210
Office and computer equipment	203	189
	503	436
Accumulated depreciation	(366)	(309)
	$137	$127

Depreciation expense was $63,000 and $66,000, for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is primarily associated with the Company's equipment and vehicles. The company did not record any gains or losses from the disposals of fixed assets during 2023. The company recorded a gain on disposal of fixed assets of $54,000 during the year ended December 31, 2022.

4.	Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2023	2022
Employee benefits	$317	$604
Selling and marketing	302	465
Other accruals	664	575
	$1,283	$1,644

5.	Convertible Debentures

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

The fair value of our common stock on the  March 23, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.36 per share, therefore, the 2018 Convertible Notes contained a beneficial conversion feature with an aggregate intrinsic value of $350,000. The fair value of our common stock on the  April 18, 2018, closing date for the issuance of the 2018 Convertible Notes was $0.30 per share, which did not result in an additional beneficial conversion feature. The resulting debt discount for the 2018 Convertible Notes issued on  March 23, 2018 is presented as a direct deduction from the carrying value of the 2018 Convertible Notes and was recorded with an increase to additional paid-in capital. The discount along with the related closing costs amounting to $137,000 were amortized through interest expense over the term of the 2018 Convertible Notes. As of  April 18, 2022 all convertible notes have been converted into shares and the current balance of the 2018 Convertible Subordinated Note Payable as of December 31, 2022 is $0.

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

2022 Unsecured Convertible Debenture

On  February 9, 2022, we issued $3,000,000 in aggregate principal amount of 3.00% unsecured convertible debentures due  February 9, 2023 (the “Contingent Convertible Debentures”), which were converted into Jones Units of Jones at a conversion price of $0.50 per Jones Unit on  May 16, 2022. The Contingent Convertible Debentures were automatically convertible into Jones Units upon Jones Soda increasing its authorized capital to an amount to cover the Jones Shares issuable pursuant to all of the outstanding Contingent Convertible Debentures as well as all of the other then outstanding convertible/exercisable securities of Jones (a “Conversion Event”). The Contingent Convertible Debentures were only convertible into Jones Units upon the occurrence of a Conversion Event. The Contingent Convertible Debentures were set to mature on  February 9, 2023 (the “Convertible Debenture Maturity Date”) and began accruing interest at a rate of 3.00% commencing on  April 1, 2022. Under the terms of the Contingent Convertible Debentures, the Company covenants to the holders of the Contingent Convertible Debentures that the Company will use their commercially reasonable efforts to cause the Conversion Event to occur as soon as practicable after the closing of the Plan of Arrangement. We received net proceeds of $538,000 prior to  December 31, 2021 and the remaining of the total $3,000,000 during the quarter ended  March 31, 2022. The related closing costs amounting to $108,000 were amortized through interest expense over the term of the Contingent Convertible Debentures. On  May 16, 2022 all Contingent Convertible Debentures were converted into common stock, and the remaining unamortized capitalized closing costs were expensed, and the current balance of the Contingent Convertible Debentures as of  December 31, 2023 and 2022 was $0.

6.	Membership Agreement Obligation

On September 1, 2022 we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office (“Suite”) and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the Suite, the Premises, or anything contained therein, nor will the Agreement be interpreted or construed as a lease. Thus, we will not be recording a lease liability or right-of-use asset associated with this agreement. The term of the agreement is for 1 year with an option to renew and 12 monthly payments of $6,000 payable each month. Upon renewal, the company elected to enter into a month-to-month arrangement with Saltbox. Under this arrangement, the Company pays $9,000 per month.

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

Under the terms of the 2022 Plan, the Board  may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of  December 31, 2023, there were 6,330,250 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2023	3,369,332	$0.41
Options granted	9,659,000	0.23
Options forfeited/expired	(1,620,560)	0.41
Balance at December 31, 2023	11,407,772	$0.26
Exercisable, December 31, 2023	3,599,020	$0.32
Vested and expected to vest	9,561,702	$0.26

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2022	3,405,511	$0.38
Options granted	828,148	0.51
Options forfeited/expired	(864,327)	0.41
Balance at December 31, 2022	3,369,332	$0.41
Exercisable, December 31, 2022	2,460,674	$0.34
Vested and expected to vest	3,116,129	$0.40

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2023:

			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.15	to	$0.50	11,188,698	8.70	$0.25	3,395,572	7.25	$0.30
$0.51	to	$1.09	214,074	7.35	0.64	198,448	7.29	0.63
$1.10	to	$2.99	5,000	7.59	1.33	5,000	7.59	1.33
			11,407,772	8.67	0.26	3,599,020	7.25	0.32

(b)	Restricted stock awards:

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

A summary of our 2023 and 2022 restricted stock activity is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2023	-	$-	-
Granted	1,800,000	0.26
Vested	(1,200,000)	0.26
Cancelled/expired	-	-
Non-vested restricted stock at December 31, 2023	600,000	$0.26	9.1

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2022	-	$-	-
Granted	4,920,000	0.20	-
Vested	(70,000)	0.22
Cancelled/expired/rescinded	(4,850,000)	0.20
Non-vested restricted stock at December 31, 2022	-	$-	-

(c)	Stock-based compensation expense:

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

At December 31, 2023, we had unrecognized compensation expense related to stock options and non-vested stock of $808,000 to be recognized over a weighted-average period of 2.16 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
	2023	2022

Stock options	$485	$353
Common stock award	17	-
Pinestar warrants (defined below)	-	76
Restricted stock	192	935
	$694	$1,364

Income statement account:
Selling and marketing	$32	$843
General and administrative	662	521
	$694	$1,364

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended December 31,
	2023	2022
Expected dividend yield	—	—
Expected stock price volatility	87.5%	79.3%
Risk-free interest rate	3.9%	2.2%
Expected term (in years)	5.8	6.0
Weighted-average grant date fair-value	$0.17	$0.35

During the year ended December 31, 2023, no material modifications were made to outstanding stock options.

The aggregate intrinsic value of stock options outstanding at December 31, 2023 and 2022 was $0 and $77,000, respectively and for options exercisable was $0 and $77,000, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The total intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was zero for both years. During the years ended December 31, 2023 and 2022, there were zero options exercised during both years. The Company’s policy is to issue new shares upon exercise of options.

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

The following table summarizes the Company's outstanding warrants as of December 31, 2023:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	26,047,137	0.20	$0.63	USD	26,047,137
Pinestar Warrants (2)	1,474,808	0.25	0.06	CAD	1,474,808
	27,521,945				27,521,945

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

During the year ended  December 31, 2023, Pinestar Warrants in the amount of 200,000 were exercised at the exercise price of $0.06 CAD, for total proceeds of $9,000.

8.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make any contributions to the 401(k) plan. During the years ended December 31, 2023 and 2022 we did accrue and fund our employees’ 401(k) accounts in 2023 and 2022 for matching contributions in the amount of $36,000 and $42,000, respectively.

9.	Commitments and Contingencies

Commitments

As of December 31, 2023, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $1.2 million in 2024.

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

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC, received a Notice of Claims (“Core Claim”) for arbitration from Core Manufacturing, LLC (“Core”), who claimed that the Company was in breach of its commitments under the agreement between the Company and Core. Core is seeking, amongst other damages, the enforcement of the break-up fee provision in such agreement, which they calculate to be $7,220,357. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. We have determined that it is too early in process to evaluate this Claim’s potential outcome, accordingly, the matter is being disclosed and no range of accrual, if any, can be determined.

10.	Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2023	2022
Current
State	$13	$7
Foreign	20	21
Provision for income taxes	$33	$28

Loss before income taxes was as follows for the years ended December 31 (in thousands):

	2023	2022
United States	$(4,901)	$(6,469)
Foreign	80	93
Tota1	$(4,821)	$(6,376)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2023	2022
Federal statutory rate	21.00%	21.00%
Effect of:
Permanent differences	(0.13)	(1.17)
Stock Compensation	(1.15)	(0.85)
State income taxes, net of federal benefit	1.35	0.77
Change in valuation allowance	(22.57)	(16.20)
Other, net	0.83	(3.99)
Provision for income taxes	(0.68)%	(0.44)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2023	2022

Federal and state net operating loss carryforwards	$16,872	$15,765
Stock-based compensation	262	212
Other, net	82	205
Total deferred tax asset	17,217	16,182
Valuation allowance	(17,217)	(16,182)
Net deferred tax asset	$—	$—

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2023 and December 31, 2022, the valuation allowance increased by $1.03 million, and $1 million, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $54.9 million, and $21.2 respectively, which expire at various times commencing 2024. We also had net operating loss carryforwards for federal and state income tax purposes of $19.5 million, and $0.5 million, respectively, that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2023 and 2022.

We are no longer subject to U.S. Federal examination for tax years ending before 2020, to state examinations before 2019, or to foreign examinations before 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating losses or credit carryforward. At December 31, 2023, we were not under examination by a tax authority. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

11.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Geographic information for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenue:
United States	$13,537	$15,313
Canada	3,072	3,609
Other countries	60	163
Total revenue	$16,669	$19,085

During each of the years ended December 31, 2023 and 2022 one of our customers represented approximately 17% of our revenues for both years.

12.	Insurance Premium Financing

Effective November 15, 2023, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $357,000. Repayments are made quarterly on January 15, 2024, April 15, 2024, and by July 15, 2024, the entirety of the financing is paid off in full. The interest rate is 8.49% and there are no covenants associated with this agreement.

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments were made quarterly on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing is paid off in full. The interest rate is 6.99% and there are no covenants associated with this agreement.

13.	Related party Transactions

During the year ended December 31, 2023, 200,000 Pinestar Warrants, as described in Note 7 were exercised by one of our Board members, Paul Norman, at the exercise price of $0.06 CAD, for total proceeds of $9,000.

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

Jamie Colbourne, a former director and the former Chairman of our Board of Directors and former Interim Chief Financial Officer, Mark Murray, our former President and former Chief Executive Officer and a current member our Board of Directors, former director Jeffrey Anderson, current director Clive Sirkin and current Chairman of the Board Paul Norman, each acquired $200,000 in subscription receipts in Pinestar Gold Inc., and consequently each of these related persons acquired 400,000 shares of our common stock and 400,000 Jones Special Warrants (exercisable into shares of our common stock at an exercise price of $0.625 per share) in connection with the closing of the plan of arrangement under the Business Corporations Act (British Columbia) on  February 15, 2022. The issuance of our shares of common stock and the Jones Special Warrants to these related parties was approved by the Company’s Audit Committee.

Additionally, during the year ended  December 31, 2022, 400,000 and 200,000 Pinestar Warrants, as described in Note 7 were transferred to Jamie Colbourne and Paul Norman, respectively.

14.	Subsequent Events

Effective in Q1 of 2024, we decided to switch independent distributors from Lassonde to Dot Foods Canada. For the year ended December 31, 2023, Lassonde was our top distributor and made up approximately 17% of our sales revenue during 2023.

On March 29, 2024, the Company received a commitment letter from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs. The maturity date will be three years from the date of initial funding.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2023.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2024 Annual Meeting of Shareholders (our “2024 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Compliance with Section 16(a),” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” Our 2024 Proxy Statement will be filed within 120 days of December 31, 2023, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2024 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation.” Our 2024 Proxy Statement will be filed within 120 days of December 31, 2023, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2024 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners And Management.” Our 2024 Proxy Statement will be filed within 120 days of December 31, 2023, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2023, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	11,407,772	$0.26	6,330,250
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	11,407,772	$0.26	6,330,250

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, will be included in our 2024 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Independence of Board of Directors.” Our 2024 Proxy Statement will be filed within 120 days of December 31, 2023, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2024 Proxy Statement, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Audit-Related Fees.” Our 2024 Proxy Statement will be filed within 120 days of December 31, 2023, our fiscal year end.

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

4.1	Description of Registrant's Securities (Filed herewith).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
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

10.1	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3	Employment Agreement dated June 8, 2023, between the Company and David Knight (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.4	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.5	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.6	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Filed herewith).
10.7	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Filed herewith).
10.8	Employment Offer Letter dated February 27, 2024, between Jones Soda Co. and Eric A. Bittner (Filed herewith).
10.9	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Filed herewith).
16.1	Letter from Armanino LLP (Previously filed with, and incorporated herein by reference to, Exhibit 16.1 to our current report on Form 8-K, filed on July 18, 2023; File No. 000-28820).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Berkowitz, Pollack Brant Advisors + CPAs (Filed herewith).
23.2	Consent of Armanino LLP (Filed herewith).
31.1	Certification by David Knight, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Joe Culp, Interim Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by David Knight, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification by Joe Culp, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

April 1, 2024	JONES SODA CO.
	By:	/s/ Joe Culp
Director of Finance, Principal Financial Officer, and Interim Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David Knight and Paul Norman and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ DAVID KNIGHT	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2024
David Knight

/s/ JOE CULP	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Joe Culp

/s/RONALD DISSINGER	Director	April 1, 2024
Ronald Dissinger

/s/ CHAD BRONSTEIN	Director	April 1, 2024
Chad Bronstein

/s/ PAUL NORMAN	Chairman of the Board, Director	April 1, 2024
Paul Norman

/s/ CLIVE SIRKIN	Director	April 1, 2024
Clive Sirkin

/s/ GREGG REICHMAN	Director	April 1, 2024
Gregg Reichman

/s/ MARK MURRAY	Director	April 1, 2024
Mark Murray