Form 10-Q
period 2024-03-31
JONES SODA CO
filed 2024-05-15
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 5, 2024, there were 102,232,943 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries.

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,827	$3,867
Accounts receivable, net of allowance of $252 and $260, respectively	3,258	2,118
Inventory	3,589	2,392
Prefunded insurance premiums from financing	238	357
Prepaid expenses and other current assets	1,003	861
Total current assets	10,915	9,595
Other assets	151	174
Fixed assets, net of accumulated depreciation of $381 and $366, respectively	121	137
Total assets	$11,187	$9,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,387	$716
Accrued expenses	2,007	1,283
Insurance premium financing	238	357
Total current liabilities	4,632	2,356
Total liabilities	4,632	2,356
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 102,232,943 shares and 101,258,135 shares, respectively	90,475	90,273
Accumulated other comprehensive income	286	331
Accumulated deficit	(84,206)	(83,054)
Total shareholders’ equity	6,555	7,550
Total liabilities and shareholders’ equity	$11,187	$9,906

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands, except share data)
Revenue	$4,999	$3,870
Cost of goods sold	3,107	2,735
Gross profit	1,892	1,135
Operating expenses:
Selling and marketing	1,492	1,032
General and administrative	1,545	1,456
Total operating expenses	3,037	2,488
Loss from operations	(1,145)	(1,353)
Interest income	9	-
Other income (expense), net	(6)	(5)
Loss before income taxes	(1,142)	(1,358)
Income tax expense, net	(10)	(5)
Net loss	$(1,152)	$(1,363)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	101,477,735	100,451,635

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands)
Net loss	$(1,152)	$(1,363)
Other comprehensive income (loss):
Foreign currency translation adjustment	(45)	3
Total comprehensive loss	$(1,197)	$(1,360)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)
Three months ended March 31, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	675,000	266	-	-	266
Shares withheld for taxes upon RSU vesting	(240,000)	(62)	-	-	(62)
Net loss	-	-	-	(1,363)	(1,363)
Other comprehensive income	-	-	3	-	3
Balance as of March 31, 2023	100,698,135	$89,884	$290	$(79,563)	$10,611

Three months ended March 31, 2024
Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550
Stock-based compensation	-	158	-	-	158
Exercise of Pinestar Warrants	974,808	44	-	-	44
Net loss	-	-	-	(1,152)	(1,152)
Other comprehensive loss	-	-	(45)	-	(45)
Balance as of March 31, 2024	102,232,943	$90,475	$286	$(84,206)	$6,555

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,152)	$(1,363)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	15	9
Stock-based compensation	158	266
Change in allowance for credit losses	(8)	5
Changes in operating assets and liabilities:
Accounts receivable	(1,153)	(96)
Inventory	(1,206)	(664)
Prefunded insurance premiums from financing	119	204
Prepaid expenses and other current assets	(141)	7
Other assets	24	-
Accounts payable	1,671	800
Accrued expenses	715	(497)
Taxes payable	-	1
Net cash used in operating activities	(958)	(1,328)
INVESTING ACTIVITIES:
Purchase of fixed assets	-	(7)
Net cash used in investing activities	-	(7)
FINANCING ACTIVITIES:
Proceeds from the exercise of Pinestar Warrants	44	-
Repayments on insurance financing	(119)	(204)
Net cash used in financing activities	(75)	(204)
Net change in cash and cash equivalents	(1,033)	(1,539)
Effect of exchange rate changes on cash	(7)	(1)
Cash and cash equivalents, beginning of period	3,867	7,971
Cash and cash equivalents, end of period	$2,827	$6,431
Supplemental disclosure:
Cash paid during period for:
Income taxes	$7	$4

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

In addition, following the closing of the Plan of Arrangement (See note 3(d)), we have expanded our business to the production of cannabis-containing beverages and related products.

We are a Washington corporation and have nine subsidiaries; Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Mary Jones Holdings Inc., Mary Jones California, LLC, Mary Jones Michigan, LLC, Mary Jones Beverage LLC, Mary Jones Beverage (Michigan), LLC, Mary Jones Beverage (Canada) Inc., and Pinestar Gold Inc. (Subsidiaries).

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of March 31, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal and recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciable lives and valuation of capital assets, valuation allowances for receivables, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results could differ from those estimates. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Liquidity

As of March 31, 2024 and December 31, 2023, we had cash and cash-equivalents of approximately $2.8 million and $3.9 million, respectively, and working capital of approximately $6.3 million and $7.2 million, respectively. Net cash used in operations during the three months ended March 31, 2024 and 2023 totaled approximately $958,000 and $1.3 million, respectively. We incurred a net loss of approximately $1.2 million for the three months ended March 31, 2024 compared to a net loss of approximately $1.4 million for the three months ended March 31, 2023. Our accumulated deficit increased to $84.2 million as of March 31, 2024 compared to an accumulated deficit of $79.6 million as of March 31, 2023.

For the three months ended March 31, 2024, net cash used in financing activities totaled approximately $75,000 due to the repayments on our insurance financing agreement being partially offset by proceeds received by the exercise of outstanding warrants. For the three months ended March 31, 2023, net cash used by financing activities totaled approximately $204,000 due to repayments on our insurance financing agreement

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern. The Company has increased gross margins in 2023 and in the three months ended March 31, 2024. In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors. For the three months ended March 31, 2024, our current distributor network has resulted in more favorable margins and the trend should continue throughout 2024. Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones Brand and monitoring and reducing operating costs when and if possible. On March 29, 2024, the Company received a commitment letter from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (See Note 14 to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023). The maturity date will be three years from the date of initial funding.

Based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from the committed revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During the three months ended March 31, 2024 and 2023, we received nil from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $35,000 and $41,000 for the three months ended March 31, 2024 and 2023, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on April 1, 2024 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended March 31, 2024 and 2023, our revenue was reduced by $442,000 and $305,000, respectively, for slotting fees and promotional allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. To date, returns have not been material. Our customers generally pay within 30 days from the receipt of a valid invoice. We offer prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. As of March 31, 2024 and 2023, prompt pay discounts to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables.  These reserves are re-evaluated on a regular basis and adjusted as needed.  Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for credit losses of $252,000 and $260,000 as of March 31, 2024 and December 31, 2023, respectively, were netted against accounts receivable. No impairment losses were recognized for the three months ended  March 31, 2024 and for the year ended December 31, 2023. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of March 31, 2024, one of our independent customers (Dot Foods Canada) made up 26% of our outstanding accounts receivable. As of  December 31, 2023, there were no customers that made up a material concentration amount of our accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three months ended March 31, 2024 and 2023, outstanding stock options amounting to 13,566,522 and 6,767,280 shares and outstanding warrants of 6,022,102 and 27,721,945, respectively, were anti-dilutive.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU was effective for us in the first quarter of 2023, however the impact on the consolidated financial statements are immaterial, thus no material changes were made to the consolidated financial statements as of March 31, 2024 and December 31, 2023.

2.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$2,224	$1,380
Raw materials	1,365	1,012
	$3,589	$2,392

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended March 31, 2024 and 2023, we recorded obsolete inventory expenses of $38,000 and $6,000, respectively.

3.	Shareholders’ Equity

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

1,936,074 shares of common stock reserved under the terms of our 2011 Incentive Plan (the “2011 Plan”) but unissued were transferred to the reserve for the 2022 Plan. Thus, the total number of shares of common stock authorized under the 2022 Plan was 11,936,074 shares. The 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) four percent (4%) of the shares of the Company’s common stock outstanding (which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board of Directors.

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of March 31, 2024, there were 9,780,514 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2024	11,407,772	$0.26
Options granted	2,200,000	0.24
Options forfeited/expired	(41,250)	0.41
Balance at March 31, 2024	13,566,522	$0.25
Exercisable, March 31, 2024	4,459,388	$0.30
Vested and expected to vest	11,519,254	$0.26

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2023	3,369,322	$0.41
Options granted	3,506,500	0.26
Options forfeited/expired	(108,542)	0.30
Balance at March 31, 2023	6,767,280	$0.33
Exercisable, March 31, 2023	3,447,666	$0.34
Vested and expected to vest	5,862,975	$0.33

(b)	Restricted stock awards:

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

A summary of our restricted stock activity for the three months ended March 31, 2024 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2024	600,000	$0.26	-
Granted	-	-
Vested	-	-
Cancelled/expired	-	-
Non-vested restricted stock at March 31, 2024	600,000	$0.26	9.1

(c)	Stock-based compensation expense:

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

At March 31, 2024, we had unrecognized compensation expense related to stock options of $1.0 million to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended March 31,
	2024	2023

Stock options	$150	$213
Common stock award	-	17
Restricted stock	8	36
	$158	$266

Income statement account:
Selling and marketing	$20	$22
General and administrative	138	244
	$158	$266

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three months ended March 31,
	2024	2023
Expected dividend yield	—	—
Expected stock price volatility	89.3%	88.4%
Risk-free interest rate	4.2%	4.0%
Expected term (in years)	5.9	5.5
Weighted-average grant date fair-value	$0.18	$0.19

The aggregate intrinsic value of stock options outstanding at March 31, 2024 was approximately $95,000 and for options exercisable was $39,000. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. There were no options exercised during the three months ended March 31, 2024 and 2023.

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

The following table summarizes the Company's outstanding warrants as of March 31, 2024:

	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share		Number Exercisable
Jones Special Warrants (1)	6,022,102	0.13	$0.63	USD	6,022,102
Pinestar Warrants (2)	-	-	0.06	CAD	-
	6,022,102				6,022,102

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

During the three months ended March 31, 2024, Pinestar Warrants in the amount of 974,808 were exercised at the exercise price of $0.06 CAD, for total proceeds of $44,000. During the three months ended March 31, 2024, Pinestar Warrants in the amount of 500,000 expired on March 31, 2024. During the three months ended March 31, 2024, Jones Special Warrants in the amount of 20,025,035 expired during the three months ended March 31, 2024.

4.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three Months ended March 31,
	2024	2023
Revenue:
United States	$3,955	$3,229
Canada	1,044	641
Total revenue	$4,999	$3,870

During the three months ended March 31, 2024, one of our customers (Dot Foods Canada) represented an aggregate of approximately 15% of our revenue.  During the three months ended March 31, 2023, one of our customers (Lassonde) represented an aggregate of approximately 18% of our revenue.

5.	Insurance Premium Financing

Effective November 15, 2023, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $357,000. Repayments are made on January 15, 2024, April 15, 2024, and July 15, 2024, and the entirety of the financing to be paid off. The interest rate is 8.49% and there were no covenants associated with this agreement.

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments were made on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing was paid off in full. The interest rate is 6.99% and there are no covenants associated with this agreement.

6.	Commitments and Contingencies

Legal proceedings

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. On April 16, 2024, MJM filed an Answer to the Core Claim asserting multiple affirmative defenses to the two breach of contract claims and asserted in its own Counterclaim causes of action against Core for breach of contract, fraud, and negligent misrepresentation. The arbitration is in its early stages and an arbitrator has not yet been selected. We have determined that it is too early in process to evaluate this claim’s potential outcome. Accordingly the matter is being disclosed and no range of accrual, if any, can be determined.

MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previously paid to P3 in connection with the license and manufacturing agreement between MJM and P3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell  premium  soda beverage products in select international markets and license cannabis infused beverages and syrups in California, Washington and Canada. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market and license several cannabis infused beverages and syrups in California, Canada, and Washington through third party manufacturers and distributors. We plan to expand our cannabis product offerings (including the development of hemp-derived Delta-9 THC products) and the states in which we offer such products.

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

	Three months ended March 31,
	2024	% of Revenue	2023	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)
Revenue	$4,999	100.0%	$3,870	100.0%
Cost of goods sold	(3,107)	(62.2)%	(2,735)	(70.7)%
Gross profit	1,892	37.8%	1,135	29.3%
Selling and marketing expenses	(1,492)	(29.8)%	(1,032)	(26.7)%
General and administrative expenses	(1,545)	(30.9)%	(1,456)	(37.6)%
Loss from operations	(1,145)	(22.9)%	(1,353)	(35.0)%
Interest income	9	0.2%	-	0.0%
Other income (expense), net	(6)	(0.1)%	(5)	(0.1)%
Loss before income taxes	(1,142)	(22.8)%	(1,358)	(35.1)%
Income tax expense, net	(10)	(0.2)%	(5)	(0.1)%
Net loss	$(1,152)	(23.0)%	$(1,363)	(35.2)%
Basic and diluted net loss per share	$(0.01)		$(0.01)

	As of
	March 31, 2024	December 31, 2023
Balance sheet data:	(Dollars in thousands)
Cash and cash equivalents and accounts receivable, net	$6,085	$5,985
Fixed assets, net	121	137
Total assets	11,187	9,906
Long-term liabilities	-	-
Working capital	6,283	7,239

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

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

Revenue

For the quarter ended March 31, 2024, revenue increased by approximately $1.1 million, or 29.2%, to approximately $5.0 million compared to approximately $3.9 million for the quarter ended March 31, 2023. The increase in sales revenue was primarily the result increased sales in Canada through our new DSD customer, Dot Foods Canada, an increase in sales in the Food Service channel, and an increase in Mary Jones branded sales.

For the quarter ended March 31, 2024, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $442,000, an increase of approximately $137,000, or 44.9%, compared to approximately $305,000 for the quarter ended March 31, 2023, primarily due to the increased sales volume and timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2024, gross profit increased by approximately $757,000, or 66.7%, to approximately $1.9 million compared to approximately $1.1 million for the quarter ended March 31, 2023 as a result of higher sales revenue in the current quarter. For the quarter ended March 31, 2024, gross margin increased to 37.8% from 29.3% for the quarter ended March 31, 2023. This increase was primarily driven by proactive pricing adjustments, supply chain optimization, and increased sales of our food service beverage channel and our Mary Jones brand revenue which generally have higher margins than our other channels.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter ended March 31, 2024 were approximately $1.5 million, an increase of approximately $460,000, or 44.6%, from approximately $1.0 million for the first quarter ended March 31, 2023. This increase was primarily a result of increased online marketing spend for both the Jones Soda and Mary Jones brands in the first quarter of 2024 compared to the same quarter of 2023. Additionally, we increased our investments in  action sports to market our brands during the first quarter of 2024, which contributed to the increase in selling and marketing expenses during the current quarter. Selling and marketing expenses as a percentage of revenue increased to 29.8% in the first quarter ended March 31, 2024 from 26.7% in the same period in 2023. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended March 31, 2024 and 2023, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $27,000 for both periods.

General and Administrative Expenses

General and administrative expenses for the first quarter ended March 31, 2024 remained flat at approximately $1.5 million, compared to the first quarter ended March 31, 2023. General and administrative expenses as a percentage of revenue decreased to 30.9% in the first quarter ended March 31, 2024 from 37.6% in the same quarter in 2023. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended March 31, 2024 and 2023, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $147,000 and $247,000, respectively.

Income Tax Expense

We incurred approximately $10,000 and $5,000 of income tax expense during the quarter ended March 31, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2024 was approximately $1.2 million compared to net loss of approximately $1.4 million for the quarter ended March 31, 2023. This decrease in net loss was primarily due to the increased revenue and gross profit being partially offset of increased selling and marketing expenses in the first quarter of 2024 compared to the first quarter of 2023.

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

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash and cash-equivalents of approximately $2.8 million and $3.9 million, respectively, and working capital of approximately $6.3 million and $7.2 million, respectively. Net cash used in operations during the three months ended March 31, 2024 and 2023 totaled approximately $958,000 and $1.3 million, respectively. We incurred a net loss of approximately $1.2 million for the three months ended March 31, 2024 compared to a net loss of approximately $1.4 million for the three months ended March 31, 2023. Our accumulated deficit increased to $84.2 million as of March 31, 2024 compared to an accumulated deficit of $79.6 million as of March 31, 2023.

For the three months ended March 31, 2024, net cash used in financing activities totaled approximately $75,000 due to the repayments on our insurance financing agreement being partially offset by proceeds received by the exercise of outstanding warrants. For the three months ended March 31, 2023, net cash used by financing activities totaled approximately $204,000 due to repayments on our insurance financing agreement

We have experienced recurring losses from operations and negative cash flows from operating activities.  These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern.  The Company increased gross margins in 2023 and in the three months ended March 31, 2024.  In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors. For the three months ended March 31, 2024, our current distributor network has resulted in more favorable margins and we expect this trend to continue throughout 2024.  Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones brand and monitoring and reducing operating costs when and if possible.  On March 29, 2024, the Company received a commitment letter from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs. The maturity date will be three years from the date of initial funding.

Based on management's current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from the committed revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements and has alleviated the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During the three months ended March 31, 2024 and 2023, we received no cash from the exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. There have been no material changes in our critical accounting policies during the three months ended March 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.

(b)	Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. On April 16, 2024, MJM filed an Answer to the Core Claim asserting multiple affirmative defenses to the two breach of contract claims and asserted in its own Counterclaim causes of action against Core for breach of contract, fraud, and negligent misrepresentation. The arbitration is in its early stages and an arbitrator has not yet been selected.

MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previously paid to P3 in connection with the license and manufacturing agreement between MJM and P3.

Other than the above, we are not currently involved in any material legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or liquidity.

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
May 15, 2024
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer