Form 10-Q
period 2024-06-30
JONES SODA CO
filed 2024-08-14
CIK 1083522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 5, 2024, there were 112,903,173 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

● Our ability to continue to effectively utilize the proceeds from our financings completed subsequent to the quarter ended June 30, 2024;

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

● Our ability to comply with applicable regulatory requirements and effectively address investigations and administrative actions by government regulators with jurisdiction over our Mary Jones business;

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,456	$3,867
Accounts receivable, net of allowance of $42 and $260, respectively	4,730	2,118
Inventory	4,357	2,392
Prefunded insurance premiums from financing	119	357
Prepaid expenses and other current assets	1,556	861
Total current assets	12,218	9,595
Other assets	111	174
Fixed assets, net of accumulated depreciation of $393 and $366, respectively	110	137
Total assets	$12,439	$9,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,198	$716
Accrued expenses	2,401	1,283
Line of credit	254	-
Insurance premium financing	119	357
Taxes payable	4	-
Total current liabilities	6,976	2,356
Total liabilities	6,976	2,356
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 103,768,173 shares and 101,258,135 shares, respectively	90,973	90,273
Accumulated other comprehensive income	264	331
Accumulated deficit	(85,774)	(83,054)
Total shareholders’ equity	5,463	7,550
Total liabilities and shareholders’ equity	$12,439	$9,906

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$7,157	$4,806	$12,156	$8,676
Cost of goods sold	4,596	3,247	7,703	5,982
Gross profit	2,561	1,559	4,453	2,694
Operating expenses:
Selling and marketing	1,928	1,080	3,420	2,112
General and administrative	2,224	1,508	3,769	2,964
Total operating expenses	4,152	2,588	7,189	5,076
Loss from operations	(1,591)	(1,029)	(2,736)	(2,382)
Interest income	2	18	11	18
Interest expense	(7)	-	(7)	-
Other income (expense), net	39	4	33	(1)
Loss before income taxes	(1,557)	(1,007)	(2,699)	(2,365)
Income tax expense, net	(11)	(17)	(21)	(22)
Net loss	$(1,568)	$(1,024)	$(2,720)	$(2,387)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	102,256,899	100,880,113	101,867,317	100,667,058

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net loss	$(1,568)	$(1,024)	$(2,720)	$(2,387)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	43	(67)	46
Total comprehensive loss	$(1,590)	$(981)	$(2,787)	$(2,341)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)
Three months ended June 30, 2023
Balance as of March 31, 2023	100,698,135	$89,884	$290	$(79,563)	$10,611
Stock-based compensation	600,000	274	-	-	274
Shares withheld for taxes upon RSU vesting	(240,000)	(48)	-	-	(48)
Net loss	-	-	-	(1,024)	(1,024)
Other comprehensive gain	-	-	43	-	43
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856
Three months ended June 30, 2024
Balance as of March 31, 2024	102,232,943	$90,475	$286	$(84,206)	$6,555
Stock-based compensation	1,398,980	461	-	-	461
Exercise of Stock Options	136,250	37	-	-	37
Net loss	-	-	-	(1,568)	(1,568)
Other comprehensive loss	-	-	(22)	-	(22)
Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463
Six months ended June 30, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	540	-	-	540
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Net loss	-	-	-	(2,387)	(2,387)
Other comprehensive gain	-	-	46	-	46
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856
Six months ended June 30, 2024
Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550
Stock-based compensation	1,398,980	619	-	-	619
Exercise of Pinestar Warrants	974,808	44	-	-	44
Exercise of Stock Options	136,250	37			37
Net loss	-	-	-	(2,720)	(2,720)
Other comprehensive loss	-	-	(67)	-	(67)
Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,720)	$(2,387)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	27	29
Stock-based compensation	619	540
Change in allowance for credit losses	(218)	35
Changes in operating assets and liabilities:
Accounts receivable	(2,402)	(382)
Inventory	(1,976)	90
Prefunded insurance premiums from financing	238	408
Prepaid expenses and other current assets	(695)	(584)
Other assets	63	-
Accounts payable	3,482	(32)
Accrued expenses	1,107	(195)
Taxes payable	20	(8)
Net cash used in operating activities	(2,455)	(2,486)
INVESTING ACTIVITIES:
Purchase of fixed assets	-	(25)
Net cash used in investing activities	-	(25)
FINANCING ACTIVITIES:
Proceeds from the exercise of Pinestar Warrants	44	-
Proceeds from the exercise of stock options	37	-
Net proceeds from Line of Credit	254	-
Repayments on insurance financing	(238)	(408)
Net cash provided by (used in) financing activities	97	(408)
Net change in cash and cash equivalents	(2,358)	(2,919)
Effect of exchange rate changes on cash	(53)	24
Cash and cash equivalents, beginning of period	3,867	7,971
Cash and cash equivalents, end of period	$1,456	$5,076
Supplemental disclosure:
Cash paid during period for:
Income taxes	$14	$21

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of June 30, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of June 30, 2024 and December 31, 2023, we had cash and cash-equivalents of approximately $1.5 million and $3.9 million, respectively, and working capital of approximately $5.2 million and $7.2 million, respectively. Net cash used in operations during the six months ended June 30, 2024 and 2023 totaled approximately $2.5 million for both June 30, 2024 and June 30, 2023. We incurred a net loss of approximately $2.7 million for the six months ended June 30, 2024 compared to a net loss of approximately $2.4 million for the six months ended June 30, 2023. Our accumulated deficit increased to $85.8 million as of June 30, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the six months ended June 30, 2024, net cash provided by financing activities totaled approximately $97,000 most significantly due to the proceeds from our line of credit offset by the repayments on our insurance financing agreement. For the six months ended June 30, 2023, net cash used in financing activities totaled approximately $408,000 due to repayments on our insurance financing agreement

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern. The Company has increased gross margins in 2023 and in the six months ended June 30, 2024. In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors. For the six months ended June 30, 2024, our current distributor network has resulted in more favorable margins and the trend should continue throughout 2024. Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones Brand.  Moving forward, we have put a strong emphasis on monitoring and reducing operating costs when and if possible. On May 17, 2024, the Company signed a financing agreement from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (See Note 7).

Additionally, subsequent to June 30, 2024 the Company closed two tranches of a private placement equity raise for an aggregate amount of $3.7 million of gross proceeds for the Company (the “Private Placement”) (See note 9).

Based on management's current operating plan, the Company believes its cash and cash equivalents on hand, projected cash generated from product sales, proceeds from Private Placement, and funds available from the revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During the six months ended June 30, 2024 and 2023, we received $37,000 and nil, respectively from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $44,000 and $45,000 for the three months ended June 30, 2024 and 2023, respectively, and $78,000 and $86,000 in the six month periods ended June 30, 2024 and 2023, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, on our most recently filed Form 10-K filed on April 1, 2024 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2024 and 2023, our revenue was reduced by $1.2 million and $394,000, respectively, and for the six months ended June 30, 2024 and 2023, our revenue was reduced by $1.6 million and $699,000, respectively, in each case for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. To date, returns have not been material. Our customers generally pay within 30 days from the receipt of a valid invoice. We offer prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. As of June 30, 2024 and 2023, prompt pay discounts to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables.  These reserves are re-evaluated on a regular basis and adjusted as needed.  Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for credit losses of $42,000 and $260,000 as of June 30, 2024 and December 31, 2023, respectively, were netted against accounts receivable. No impairment losses were recognized for the three or six months ended  June 30, 2024 and for the year ended December 31, 2023. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of June 30, 2024, one of our independent customers made up 11% of our outstanding accounts receivable. As of December 31, 2023, there were no customers that made up a material concentration amount of our accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three and six months ended June 30, 2024 and 2023, outstanding stock options amounting to 13,037,772 and 12,154,480 shares, outstanding warrants of 0 and 27,721,945 shares, and outstanding restricted stock units of 1,998,979 and 600,000 shares, respectively, were anti-dilutive.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU was effective for us in the first quarter of 2023, however the impact on the consolidated financial statements is immaterial, thus no material changes were made to the consolidated financial statements as of June 30, 2024 and December 31, 2023.

2.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$3,028	$1,380
Raw materials	1,329	1,012
	$4,357	$2,392

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended June 30, 2024 and 2023, we recorded obsolete inventory expenses of $11,000 and $13,000, respectively. For the six months ended June 30, 2024 and 2023, we recorded obsolete inventory expenses of $50,000 and $19,000, respectively.

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

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of June 30, 2024, there were 7,120,555 shares of unissued common stock authorized and available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2024	11,407,772	$0.26
Options granted	2,200,000	0.24
Options exercised	(136,250)	0.27
Options forfeited/expired	(433,750)	0.42
Balance at June 30, 2024	13,037,772	$0.25
Exercisable, June 30, 2024	5,676,126	$0.27
Vested and expected to vest	11,392,535	$0.25

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2023	3,369,332	$0.41
Options granted	9,659,000	0.23
Options forfeited/expired	(873,852)	0.27
Balance at June 30, 2023	12,154,480	$0.27
Exercisable, June 30, 2023	3,745,895	$0.33
Vested and expected to vest	10,142,892	$0.28

(b)	Restricted stock awards:

In May of 2023, the Board of Director compensation structure consisted of annual grant of 300,000 stock options to each non-employee director each year for service on the Board and an additional 150,000 stock options as annual compensation for non-employee directors who serve as chair of a Board committee. All stock options granted to non-employee directors will vest incrementally in equal amounts over a three year period from the date of issuance.

In 2024, the Board determined that it was in the best interests of the Company to revise the Board of Director compensation plan. It was determined that each director shall receive compensation consisting of RSU grants, with the value of each RSU calculated based on the five (5) day volume-weighted average price of the Company’s shares common stock on the OTCQB on the five (5) trading days immediately preceding January 1, 2024. Based on this value of each RSU, the total grant will consist of (i) a $65,000 grant of RSUs to each continuing Director for service on the Board during 2024; and (ii) an additional $15,000 grant of RSUs to each non-employee continuing Director who serves as the chair of a Board committee during 2024. These RSU grants shall vest 50% on June 30, 2024, 25% on September 30, 2024, and 25% December 31, 2024.

A summary of our restricted stock activity for the six months ended June 30, 2024 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2024	600,000	$0.26	-
Granted	2,797,959	0.14
Vested	(1,398,980)	0.14
Cancelled/expired	-	-
Non-vested restricted stock at June 30, 2024	1,998,979	$0.17	9.6

(c)	Stock-based compensation expense:

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

At June 30, 2024, we had unrecognized compensation expense related to stock options of $857,000 to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Stock options	$198	$118	$348	$331
Common stock award	-	-	-	17
Restricted stock	263	156	271	192
	$461	$274	$619	$540

Income statement account:
Selling and marketing	$32	$23	$52	$45
General and administrative	429	251	567	495
	$461	$274	$619	$540

In 2023, the Company issued a common stock award of 75,000 shares under the 2022 Plan pursuant to a consulting agreement that resulted in $17,000 of stock compensation expense as seen in the above table.

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six months ended June 30,
	2024	2023
Expected dividend yield	—	—
Expected stock price volatility	89.3%	87.5%
Risk-free interest rate	4.2%	3.9%
Expected term (in years)	5.9	5.8
Weighted-average grant date fair-value	0.18	0.17

The aggregate intrinsic value of stock options outstanding at June 30, 2024 was approximately $3.7 million and for options exercisable was $1.5 million. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was approximately $15,000.

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

There are no outstanding warrants as of June 30, 2024.

5.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$5,606	$3,814	$9,607	$7,043
Canada	1,510	952	2,508	1,593
Other countries	41	40	41	40
Total revenue	$7,157	$4,806	$12,156	$8,676

During the three months ended June 30, 2024, one of our customers (Dot Foods Canada) represented an aggregate of approximately 18% of our revenue.  During the three months ended June 30, 2023, one of our previous customers (Lassonde) represented an aggregate of approximately 19% of our revenue.

6.	Insurance Premium Financing

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

7.	Line of Credit

On May 17, 2024, the Company entered into a Revolving Financing and Assignment Agreement (the “Line of Credit”) with Amerisource Funding Inc. (the "Lender"), pursuant to which the Company, through one of its wholly owned subsidiaries, Jones Soda Co. (USA) Inc. (the "Subsidiary"), may borrow a maximum aggregate amount of up to $2,000,000 (the "Maximum Amount"), subject to satisfaction of certain conditions. All present and future obligations of the Subsidiaries arising under the Line of Credit are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries, and proceeds thereof, including accounts receivable, inventory and equipment, and are guaranteed by the Company and each of its Subsidiaries. The Line of Credit provides that, from time to time, the Subsidiary may request advances equal to 80% of the Subsidiary's eligible accounts receivable (minus any reserve amount established by the Lender and other reductions as defined by ineligible accounts receivable amounts). Annual interest on unpaid advances under the Line of Credit is equal to the Prime Rate plus 3.50%, but may not be less than 6.00%. The Line of Credit has an initial term of three years, which automatically will be extended for successive three-year terms unless the Subsidiary gives at least 60 days' prior written notice of its intent to terminate the Line of Credit at the end of the then current term.  The Line of Credit requires the Company to comply with certain financial and reporting covenants.

As of June 30, 2024, our outstanding Line of Credit balance was $254,000.

8.	Commitments and Contingencies

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. On April 16, 2024, MJM filed an Answer to the Core Claim asserting multiple affirmative defenses to the two breach of contract claims and asserted in its own Counterclaim causes of action against Core for breach of contract, fraud, and negligent misrepresentation. The arbitration is in its early stages but an arbitrator has been selected. We have determined that it is too early in process to evaluate this claim’s potential outcome. Accordingly the matter is being disclosed and no range of accrual, if any, can be determined.

MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previous paid to P3 in connection with the license and manufacturing agreement between MJM and P3. MJM filed for litigation in Michigan federal court asserting claims for fraud, conversion, and breach of contract against P3.

9.	Subsequent Events

In July 2024, the Company closed on two tranches of a private placement offering of units of the Company (the “Units”) that consisted of 9,135,000 Units for aggregate gross proceeds of approximately $3.7 million.

Each Unit is composed of: (i) one (1) share of the Company’s common stock; and (ii) one‐half (1/2) of one detachable share purchase warrant (each whole warrant, a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable into one share of the Company’s common stock at a price of $0.50 per share for a period of 24 months from the date of issuance, subject to the Company having the right at its option to accelerate the expiry date of the Private Placement Warrants to the date that is 30 days following delivery of a notice of acceleration to holders of the Private Placement Warrants if at any time the closing price of the shares of the Company’s common stock on the OTCQB or other stock exchange or over-the-counter market in the United States or on the Canadian Securities Exchange (the “CSE”) exceeds $0.80 (for the purposes of the CSE, the equivalent in Canadian dollars based on the daily exchange rate published by the Bank of Canada) for a period of five (5) consecutive trading days (the “Warrant Exercise Period”). Each whole Private Placement Warrant may be exercised anytime during the Warrant Exercise Period upon the voluntary election to exercise by the Private Placement Warrant holder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle and canned products in existing and new sales channels;

●	Expand our fountain and food service program in the United States and Canada; and,

●	Grow the Mary Jones brand, which includes Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products;

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended June 30,				Six months ended June 30,
	2024	% of Revenue	2023	% of Revenue	2024	% of Revenue	2023	% of Revenue
Consolidated statements of operations data:	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Revenue	$7,157	100.0%	$4,806	100.0%	$12,156	100.0%	$8,676	100.0%
Cost of goods sold	(4,596)	(64.2)%	(3,247)	(67.6)%	(7,703)	(63.4)%	(5,982)	(68.9)%
Gross profit	2,561	35.8%	1,559	32.4%	4,453	36.6%	2,694	31.1%
Selling and marketing expenses	(1,928)	(26.9)%	(1,080)	(22.5)%	(3,420)	(28.1)%	(2,112)	(24.3)%
General and administrative expenses	(2,224)	(31.1)%	(1,508)	(31.4)%	(3,769)	(31.0)%	(2,964)	(34.2)%
Loss from operations	(1,591)	(22.2)%	(1,029)	(21.4)%	(2,736)	(22.5)%	(2,382)	(27.5)%
Interest income	2	0.0%	18	0.4%	11	0.1%	18	0.2%
Interest expense	(7)	(0.1)%	-	0.0%	(7)	(0.1)%	-	0.0%
Other income (expense), net	39	0.5%	4	0.1%	33	0.3%	(1)	(0.0)%
Loss before income taxes	(1,557)	(21.8)%	(1,007)	(21.0)%	(2,699)	(22.2)%	(2,365)	(27.3)%
Income tax expense, net	(11)	(0.2)%	(17)	(0.4)%	(21)	(0.2)%	(22)	(0.3)%
Net loss	$(1,568)	(21.9)%	$(1,024)	(21.3)%	$(2,720)	(22.4)%	$(2,387)	(27.5)%
Basic and diluted net loss per share	$(0.02)		$(0.01)		$(0.03)		$(0.02)

	As of
	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$6,186	$5,985
Fixed assets, net	110	137
Total assets	12,439	9,906
Long-term liabilities	-	-
Working capital	5,242	7,239

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

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

Revenue

For the quarter ended June 30, 2024, revenue increased by approximately $2.4 million, or 48.9%, to approximately $7.2 million compared to approximately $4.8 million for the quarter ended June 30, 2023. The increase in sales revenue was primarily the result of an increase in sales volume of the Mary Jones branded products, increase in our Nuka Cola sales online, in addition to an increase in revenue related to core Jones Soda sales in Canada.

For the quarter ended June 30, 2024, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.2 million, an increase of approximately $764,000, or 193.3%, compared to approximately $394,000 for the quarter ended June 30, 2023, primarily due to promotional and pricing programs related to Mary Jones products and core Jones Soda sales in Canada.

Gross Profit

For the quarter ended June 30, 2024, gross profit increased by approximately $1.0 million, or 64.3% to approximately $2.6 million compared to approximately $1.6 million for the quarter ended June 30, 2023. For the quarter ended June 30, 2024, gross margin increased to 35.8% from 32.4% for the quarter ended June 30, 2023. This increase was primarily driven by proactive pricing adjustments and supply chain optimization especially in Canada where the Company has moved to DOT Foods as its primary distributor, as well as increased sales of our Mary Jones branded products which generally have higher margins than our other products.

Selling and Marketing Expenses

Selling and marketing expenses for the third quarter ended June 30, 2024 were approximately $1.9 million, an increase of approximately $848,000 or 78.5% compared to approximately $1.1 million for the quarter-ended June 30, 2023. This increase was primarily a result expenses related to the launch of new products introduced in 2024 and rebranding costs, most of which we believe to be one-time expenses. We also incurred an increase in online marketing spend for both the Jones Soda and Mary Jones brands. Additionally, we increased our marketing initiatives with companies involved with action sports, including a partnership with Thrill One Sports & Entertainment, in the second quarter of 2024 that did not occur in the second quarter of 2023. Selling and marketing expenses as a percentage of revenue increased to 26.9% in the second quarter ended June 30, 2024 from 22.5% in the same period in 2023. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended June 30, 2024 and 2023, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $38,000 and $28,000, respectively.

General and Administrative Expenses

General and administrative expenses for the second quarter ended June 30, 2024 were approximately $2.2 million, an increase of approximately $730,000, or 48.4%, compared to approximately $1.5 million for the quarter ended June 30, 2023. This increase was primarily a result of increased legal expenditures related to our Mary Jones business, in addition to increased travel expenditures in connection with the Company’s growth plan that includes new supply chain and sponsorship partners. General and administrative expenses as a percentage of revenue decreased slightly to 31.3% in the second quarter ended June 30, 2024 from 31.4% in the same quarter in 2023. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended June 30, 2024 and 2023, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $435,000 and $268,000, respectively. The increase in non-cash expenses included in general and administrative expenses in the second quarter of 2024 was primarily due to the restricted stock units granted to members of the Company’s Board of Directors in the current quarter ended June 30, 2024 resulting in a higher expense than the expense associated with the stock options granted to members of the Company’s Board of Directors in the same quarter of 2023.

Interest Expense

We incurred $7,000 in interest expense for the quarter ended June 30, 2024 due to our current line of credit balance, compared to nil for the quarter ended June 30, 2023.

Income Tax Expense

We incurred approximately $11,000 and $17,000 of income tax expense during the quarters ended June 30, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended June 30, 2024 was approximately $1.6 million compared to net loss of approximately $1.0 million for the quarter ended June 30, 2023. This increase in net loss was primarily due to the increased sales and marketing and general and administrative costs associated with the development of new products and other operating expenses to support Company's growth plans being partially offset by increased revenues.

Six months Ended June 30, 2024 Compared to six months Ended June 30, 2023

Revenue

For the six months ended June 30, 2024, revenue increased by approximately $3.5 million, or 40.1%, to approximately $12.2 million compared to approximately $8.7 million for the six months ended June 30, 2023. The increase in sales revenue was primarily the result of an increase in sales volume of the Mary Jones branded products, an increase in our Nuka Cola sales online, and an increase in revenue related to core Jones Soda sales in Canada.

For the six months ended June 30, 2024, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.6 million, an increase of approximately $901,000, or 128.9%, compared to approximately $699,000 for the six months ended June 30, 2023, primarily due to promotional and pricing programs related to Mary Jones products and core Jones Soda sales in Canada.

Gross Profit

For the six months ended June 30, 2024, gross profit increased by approximately $1.8 million, or 65.3%, to approximately $4.5 million compared to approximately $2.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, gross margin increased to 36.6% from 31.1% for the six months ended June 30, 2023. This increase was primarily driven by proactive pricing adjustments, supply chain optimization, and increased sales of our Mary Jones branded products which generally have higher margins than our other products.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2024 increased by approximately $1.3 million to $3.4 million in comparison to $2.1 million for the six months ended June 30, 2023. This increase was primarily a result of expenses related to the launch of new products introduced in 2024 and rebranding costs, most of which we believe to be one-time expenses. We also incurred an increase online marketing spend for both the Jones Soda and Mary Jones brands. Additionally, we increased our marketing initiatives with companies involved with action sports in the first half of 2024 that did not occur in the first half of 2023. Selling and marketing expenses as a percentage of revenue increased to 28.1% in the six months ended June 30, 2024 from 24.3% in the same period in 2023. We intend to continue to balance selling and marketing expenses with our working capital resources. For the six months ended June 30, 2024 and 2023, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $65,000 and $55,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were approximately $3.8 million, an increase of approximately $819,000, or 27.6%, compared to approximately $3.0 million for the six months ended June 30, 2023. This increase was primarily a result of increased legal expenditures related to our Mary Jones business, in addition to increased travel expenditures in connection with the Company’s growth plan that includes new supply chain and sponsorship partners. General and administrative expenses as a percentage of revenue decreased to 31.1% in the six month period ended June 30, 2024 from 34.2% in the same period in 2023. We will continue to carefully manage general and administrative expenses with our working capital resources. For the six months ended June 30, 2024 and 2023, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $582,000 and $515,000, respectively. The increase in non-cash expenses included in general and administrative expenses in the first half of 2024 was primarily due to restricted stock units granted to members of the Company’s Board of Directors in first half of 2024 being partially offset by fewer stock options granted to officers and directors in this period compared to the same period in the prior year.

Interest Expense

We incurred $7,000 in interest expense for the six months ended June 30, 2024 due to our current line of credit balance, compared to nil for the six months ended June 30, 2023.

Income Tax Expense

We incurred approximately $21,000 and $22,000 of income tax expense during the six months ended June 30, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the six months ended June 30, 2024 was approximately $2.7 million compared to net loss of approximately $2.4 million for the six months ended June 30, 2023. This increase in net loss was primarily due to the increased sales and marketing and general and administrative costs associated with the development of new products and other operating expenses to support the Company's growth plans being partially offset by increased revenues.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had cash and cash-equivalents of approximately $1.5 million and $3.9 million, respectively, and working capital of approximately $5.2 million and $7.2 million, respectively. Net cash used in operations during the six months ended June 30, 2024 and 2023 totaled approximately $2.5 million for both June 30, 2024 and June 30, 2023. We incurred a net loss of approximately $2.7 million for the six months ended June 30, 2024 compared to a net loss of approximately $2.4 million for the six months ended June 30, 2023. Our accumulated deficit increased to $85.8 million as of June 30, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the six months ended June 30, 2024, net cash provided by financing activities totaled approximately $97,000 most significantly due to the proceeds from our line of credit offset by the repayments on our insurance financing agreement. For the six months ended June 30, 2023, net cash used in financing activities totaled approximately $408,000 due to repayments on our insurance financing agreement

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern. The Company has increased gross margins in 2023 and in the six months ended June 30, 2024. In 2024, the Company is restructuring its customer distribution channels and has partnered with certain distributors. For the six months ended June 30, 2024, our current distributor network has resulted in more favorable margins and the trend should continue throughout 2024. Additionally, the Company is concentrating on product mix and customer channels that yield higher sales and margins (such as the food service channel), focused on the sales growth in the Mary Jones Brand. Moving forward, we have put a strong emphasis on monitoring and reducing operating costs when and if possible. On May 17, 2024, the Company signed a financing agreement from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (See Note 7).

Additionally, subsequent to June 30, 2024 the Company closed two tranches of a private placement equity raise for an aggregate amount of $3.7 million of gross proceeds for the Company (the “Private Placement”) (See Note 9).

Based on management's current operating plan, the Company believes its cash and cash equivalents on hand, projected cash generated from product sales, proceeds from the Private Placement, and funds available from the committed revolving credit facility are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

During the six months ended June 30, 2024 and 2023, we received $37,000 and nil, respectively from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. There have been no material changes in our critical accounting policies during the three months ended June 30, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.

(b)	Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. On April 16, 2024, MJM filed an Answer to the Core Claim asserting multiple affirmative defenses to the two breach of contract claims and asserted in its own Counterclaim causes of action against Core for breach of contract, fraud, and negligent misrepresentation. The arbitration is in its early stages but an arbitrator has been selected.

MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previous paid to P3 in connection with the license and manufacturing agreement between MJM and P3. MJM filed for litigation in Michigan federal court asserting claims for fraud, conversion, and breach of contract against P3.

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

During the six months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Secured Loan Facility dated May 17, 2024, between the Company and Amerisource Funding Inc (filed herewith)
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
August 14, 2024
	By:	/s/ Joe Culp
Joe Culp
Interim Chief Financial Officer and Principal Financial Officer