Form 10-Q
period 2024-09-30
JONES SODA CO
filed 2024-11-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Not Applicable

(Former name or former address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2024, there were 115,867,660 shares of the registrant's common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

This Report contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to case sales, revenues, profitability, distributor channels, new products or markets, adequacy of funds from operations, cash flows and financing, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, the negative of these terms and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any public statements or disclosures by us following this Report that modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to effectively utilize the proceeds from our financings completed during the quarter ended September 30, 2024;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

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

●	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

●	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

●	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;

●	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

●	Our ability to comply with the many regulations to which our business is subject;

●	Our ability to maintain an effective information technology infrastructure;

●	Our ability to comply with applicable regulatory requirements and effectively address investigations and administrative actions by government regulators with jurisdiction over our products;

●	Failures or security breaches of our information technology systems that could disrupt our operations and negatively impact our business;

●	Fluctuations in fuel and freight costs;

●	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

●	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations;

●	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

●

Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace and the Canadian Stock Exchange, including the level of trading activity, volatility or market liquidity.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 and in our other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

This Report may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,685	$3,867
Accounts receivable, net of allowance of $54 and $260, respectively	2,851	2,118
Inventory	4,773	2,392
Prefunded insurance premiums from financing	-	357
Prepaid expenses and other current assets	1,366	861
Total current assets	11,675	9,595
Other assets	71	174
Fixed assets, net of accumulated depreciation of $408 and $366, respectively	122	137
Total assets	$11,868	$9,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,738	$716
Accrued expenses	2,352	1,283
Insurance premium financing	-	357
Taxes payable	1	-
Total current liabilities	5,091	2,356
Total liabilities	5,091	2,356
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 115,867,660 shares and 101,258,135 shares, respectively	94,908	90,273
Accumulated other comprehensive income	271	331
Accumulated deficit	(88,402)	(83,054)
Total shareholders’ equity	6,777	7,550
Total liabilities and shareholders’ equity	$11,868	$9,906

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,211	$4,497	$16,367	$13,173
Cost of goods sold	3,317	3,017	11,020	8,999
Gross profit	894	1,480	5,347	4,174
Operating expenses:
Selling and marketing	1,644	1,154	5,064	3,266
General and administrative	1,867	1,270	5,636	4,234
Total operating expenses	3,511	2,424	10,700	7,500
Loss from operations	(2,617)	(944)	(5,353)	(3,326)
Interest income	7	20	18	38
Interest expense	(10)	-	(17)	-
Other income (expense), net	(3)	(2)	30	(3)
Loss before income taxes	(2,623)	(926)	(5,322)	(3,291)
Income tax expense, net	(5)	(8)	(26)	(30)
Net loss	$(2,628)	$(934)	$(5,348)	$(3,321)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average common shares outstanding - basic and diluted	111,244,803	101,090,744	105,015,962	100,809,838

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net loss	$(2,628)	$(934)	$(5,348)	$(3,321)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	(39)	(60)	7
Total comprehensive loss	$(2,621)	$(973)	$(5,408)	$(3,314)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock

	Number	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	(In thousands, except share data)

Three months ended September 30, 2023
Balance as of June 30, 2023	101,058,135	$90,110	$333	$(80,587)	$9,856
Stock-based compensation	-	68	-	-	68
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(934)	(934)
Other comprehensive loss	-	-	(39)	-	(39)
Balance as of September 30, 2023	101,258,135	$90,187	$294	$(81,521)	$8,960

Three months ended September 30, 2024
Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463
Stock-based compensation	1,299,487	367	-	-	367
Shares withheld for taxes upon RSU vesting	(210,000)	(93)	-	-	(93)
Private Placement Offering	11,010,000	3,661	-	-	3,661
Net loss	-	-	-	(2,628)	(2,628)
Other comprehensive gain	-	-	7	-	7
Balance as of September 30, 2024	115,867,660	$94,908	$271	$(88,402)	$6,777

Nine months ended September 30, 2023
Balance as of December 31, 2022	100,263,135	$89,680	$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	608	-	-	608
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(3,321)	(3,321)
Other comprehensive gain	-	-	7	-	7
Balance as of September 30, 2023	101,258,135	$90,187	$294	$(81,521)	$8,960

Nine months ended September 30, 2024
Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550
Stock-based compensation	2,698,467	986	-	-	986
Shares withheld for taxes upon RSU vesting	(210,000)	(93)	-	-	(93)
Exercise of Pinestar Warrants	974,808	44	-	-	44
Private Placement Offering	11,010,000	3,661	-	-	3,661
Exercise of Stock Options	136,250	37	-	-	37
Net loss	-	-	-	(5,348)	(5,348)
Other comprehensive loss	-	-	(60)	-	(60)
Balance as of September 30, 2024	115,867,660	$94,908	$271	$(88,402)	$6,777

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(5,348)	$(3,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	45
Stock-based compensation	986	608
Change in allowance for credit losses	(206)	40
Changes in operating assets and liabilities:
Accounts receivable	(542)	277
Inventory	(2,390)	(27)
Prefunded insurance premiums from financing	357	612
Prepaid expenses and other current assets	(505)	(506)
Other assets	103	-
Accounts payable	2,024	(30)
Accrued expenses	1,071	237
Taxes payable	2	(7)
Net cash used in operating activities	(4,407)	(2,072)
INVESTING ACTIVITIES:
Purchase of fixed assets	(27)	(73)
Net cash used in investing activities	(27)	(73)
FINANCING ACTIVITIES:
Proceeds from the exercise of Pinestar Warrants	44	9
Proceeds from the exercise of stock options	37	-
Net Proceeds from Private Placement Offering	3,661	-
Payment of taxes on RSU withholding	(93)	-
Repayments on insurance financing	(357)	(612)
Net cash provided by (used in) financing activities	3,292	(603)
Net change in cash and cash equivalents	(1,142)	(2,748)
Effect of exchange rate changes on cash	(40)	(2)
Cash and cash equivalents, beginning of period	3,867	7,971
Cash and cash equivalents, end of period	$2,685	$5,221
Supplemental disclosure:
Cash paid during period for:
Income taxes	$21	$28
Interest	$17	$-

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

Basis of presentation, consolidation and use of estimates

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements, and unaudited interim condensed consolidated financial statements as of September 30, 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. The condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions between us and our subsidiaries have been eliminated in consolidation.

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

Liquidity

As of September 30, 2024 and December 31, 2023, we had cash and cash-equivalents of approximately $2.7 million and $3.9 million, respectively, and working capital of approximately $6.6 million and $7.2 million, respectively. Net cash used in operations during the nine months ended September 30, 2024 and 2023 totaled $4.4 million and approximately $2.1 million, respectively. We incurred a net loss of approximately $5.3 million for the nine months ended September 30, 2024 compared to a net loss of approximately $3.3 million for the nine months ended September 30, 2023. Our accumulated deficit increased to $88.4 million as of September 30, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the nine months ended September 30, 2024, net cash provided by financing activities totaled approximately $3.3 million, most significantly due to the proceeds from our issuance of common stock from the Private Placement (as defined below) described in Note 3. For the nine months ended September 30, 2023, net cash used in financing activities totaled $603,000 due to repayments on our insurance financing agreement.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern. On May 17, 2024, the Company signed a financing agreement from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (See Note 7). Additionally, during the quarter ended September 30, 2024 the Company closed a private placement equity raise for net proceeds of $3.7 million, after deducting placement agent fees and other offering expenses (the “Private Placement”) (See Note 3).

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

During the nine months ended September 30, 2024 and 2023, we received $37,000 and nil, respectively from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Revenue recognition

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. We primarily receive fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled $22,000 and $38,000 for the three months ended September 30, 2024 and 2023, respectively, and $101,000 and $124,000 for the nine months ended September 30, 2024 and 2023, respectively. Sales tax and other similar taxes are excluded from revenue.

See Note 1, to the 12/31/2023 audited financial statements included in our most recently filed Annual Report on Form 10-K filed with the SEC on April 1, 2024 for our revenue recognition policy.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the quarters ended September 30, 2024 and 2023, our revenue was reduced by $1.5 million and $538,000, respectively, and for the nine months ended September 30, 2024 and 2023, our revenue was reduced by $3.1 million and $1.2 million, respectively, in each case for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. To date, returns have not been material. Our customers generally pay within 30 days from the receipt of a valid invoice. We offer prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. As of September 30, 2024 and 2023, prompt pay discounts to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

The accounts receivable balance primarily includes balances from trades sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balances based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables.  These reserves are re-evaluated on a regular basis and adjusted as needed.  Account balances that are deemed uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for credit losses of $54,000 and $260,000 as of September 30, 2024 and December 31, 2023, respectively, were netted against accounts receivable. No impairment losses were recognized for the three or nine months ended  September 30, 2024 and for the year ended December 31, 2023. Changes in accounts receivable are primarily due to the timing and magnitude of orders for products, the timing of when control of products is transferred to distributors and the timing of cash collections.

As of September 30, 2024 and December 31, 2023, there were no customers that accounted for a material concentration amount of our accounts receivable.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss during the three and nine months ended September 30, 2024 and 2023, outstanding stock options amounting to 12,019,647 and 11,567,147 shares, outstanding warrants of 5,945,400 and 27,521,945 shares, and outstanding restricted stock units of 699,492 and 600,000 shares, respectively, were anti-dilutive.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU was effective for us in the first quarter of 2023, however the impact on the Company’s consolidated financial statements was immaterial, and thus no material changes were made to the Company’s consolidated financial statements as of September 30, 2024 and December 31, 2023.

          Recent accounting pronouncements

          In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Accounting for Segment Reporting Improvements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 (for calendar year-end companies, this would be the fiscal year 2024), and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 simplifies segment aggregation requirements and introduces other enhancements to segment reporting disclosures.

          Management is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements. Although the standard will not become effective until fiscal year 2024 (and for interim periods within fiscal years beginning after December 15, 2024), the Company is proactively reviewing its segment reporting structure to ensure compliance with the new requirements. As of the date of this report, management has not identified any significant changes to the segment disclosures, but will continue to assess any potential impacts as it prepares for the adoption of this standard.

2.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$3,196	$1,380
Raw materials	1,577	1,012
	$4,773	$2,392

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging. For the three months ended September 30, 2024 and 2023, we recorded obsolete inventory expenses of $82,000 and $12,000, respectively. For the nine months ended September 30, 2024 and 2023, we recorded obsolete inventory expenses of $132,000 and $32,000, respectively.

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

1,936,074 shares of common stock reserved under the terms of our 2011 Incentive Plan (the “2011 Plan”) but unissued were transferred to the reserve for the 2022 Plan. Thus, the total number of shares of common stock authorized under the 2022 Plan was 11,936,074 shares. The 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) 4% of the shares of the Company’s common stock outstanding (which includes shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including, without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board of Directors.

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of September 30, 2024, there were 8,138,680 shares of unissued common stock authorized and available for future awards under the 2022 Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price (Per Share)
Balance at January 1, 2024	11,407,772	$0.26
Options granted	2,200,000	0.24
Options exercised	(136,250)	0.27
Options forfeited/expired	(1,451,875)	0.29
Balance at September 30, 2024	12,019,647	$0.25
Exercisable, September 30, 2024	5,676,126	$0.27
Vested and expected to vest	11,392,535	$0.25

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2023	3,369,332	$0.41
Options granted	9,659,000	0.23
Options forfeited/expired	(1,461,185)	0.37
Balance at September 30, 2023	11,567,147	$0.26
Exercisable, September 30, 2023	3,730,065	$0.33
Vested and expected to vest	9,713,264	$0.27

(b)	Restricted stock awards:

In May 2023, the Board of Director compensation structure consisted of an annual grant of 300,000 stock options to each non-employee director each year for service on the Board and an additional 150,000 stock options as annual compensation for non-employee directors who serve as chair of a Board committee. All stock options granted to non-employee directors vest incrementally in equal amounts over a three year period from the date of issuance.

In 2024, the Board determined that it was in the best interests of the Company to revise the Board of Director compensation plan. It was determined that each director shall receive compensation consisting of restricted stock unit (“RSU”) grants, with the value of each RSU calculated based on the five day volume-weighted average price of the Company’s shares common stock on the OTCQB during the five trading days immediately preceding January 1, 2024. Based on this value of each RSU, the total grant will consist of (i) a $65,000 grant of RSUs to each continuing director for service on the Board during 2024; and (ii) an additional $15,000 grant of RSUs to each non-employee continuing director who serves as the chair of a Board committee during 2024. These RSU grants vest as follows: 50% on June 30, 2024, 25% on September 30, 2024, and 25% December 31, 2024.

A summary of our restricted stock activity for the nine months ended September 30, 2024 is as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Non-vested restricted stock at January 1, 2024	600,000	$0.26	-
Granted	2,797,959	0.14
Vested	(2,698,467)	0.16
Cancelled/expired	-	-
Non-vested restricted stock at September 30, 2024	699,492	$0.14	9.3

(c)	Stock-based compensation expense:

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

At September 30, 2024, we had unrecognized compensation expense related to stock options of $693,000 to be recognized over a weighted-average period of 1.4 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Stock options	$175	$68	$523	$399
Warrants	18	-	18	-
Common stock award	-	-	-	17
Restricted stock	174	-	445	192
	$367	$68	$986	$608

Income statement account:
Selling and marketing	$31	$(20)	$83	$25
General and administrative	336	88	903	583
	$367	$68	$986	$608

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

The aggregate intrinsic value of stock options outstanding at September 30, 2024 was approximately $3.7 million and for options exercisable was $1.5 million. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was approximately $15,000.

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

There are no outstanding warrants as of September 30, 2024.

(e)	Private Placement Offering:

The Company issued 7,535,000 units (“Units”) on July 26, 2024, 1,600,000 Units on July 31, 2024, and 1,875,000 units on August 21, 2024 for total net proceeds of $3.7 million. Each Unit is composed of: (i) one common share in the capital of the Company (each, a “Common Share”); and (ii) one‐half of one detachable share purchase warrant (each whole warrant, a “Warrant”). Each whole Warrant will be exercisable into one Common Share (each, a “Warrant Share”) at a price of $0.50 per Warrant Share for a period of 24 months from the date of issuance, subject to the Company having the right at its option to accelerate the expiry date of the Warrants to the date that is 30 days following delivery of a notice of acceleration to holders of Warrants if at any time the closing price of the Common Shares on the OTCQB or other stock exchange or over-the-counter market in the United States or on the Canadian Securities Exchange (the “CSE”) exceeds $0.80 (for the purposes of the CSE, the equivalent in Canadian dollars based on the daily exchange rate published by the Bank of Canada) for a period of five consecutive trading days (the “Warrant Exercise Period”). Each whole Warrant may be exercised anytime during the Warrant Exercise Period upon the voluntary election to exercise by the Warrant holder.

In connection with the offering, the Company paid Dominari Securities LLC (“Dominari”), who acted as exclusive placement agent for the offering, an aggregate of $166,158.40 in cash commission, representing 4.0% of the aggregate gross proceeds raised in the offering, and issued to Dominari an aggregate of 440,400 warrants as compensation for Dominari’s services.

The Units were offered and sold in the offering: (i) in the United States to accredited investors in reliance on Rule 506(b) of Regulation D under the Securities Act; and (ii) outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

In connection with the issuance of the Units, the Company signed a registration rights agreement with each of the purchasers of the Units. Pursuant to the terms of this registration rights agreement, the Company is required to file a registration statement with the SEC within 30 days of July 26, 2024, that registers for resale the Common Shares issued in the offering as well as the Common Shares issuable of upon the exercise of the Warrants. The failure on the part of the Company to file the registration statement with the SEC within this timeframe may subject the Company to payment of certain monetary penalties. The Company filed a registration statement on Form S-1 with the SEC on August 23, 2024, to register for resale the Common Shares and Warrant Shares issued in the offering, and such registration statement was declared effective by the SEC on August 30, 2024.

There were 5,945,400 warrants outstanding as of September 30, 2024.

4.	Segment Information

We have one operating segment with operations primarily in the United States and Canada. Sales are assigned to geographic locations based on the location of customers. Sales by geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$3,585	$3,464	$13,192	$10,507
Canada	626	1,033	3,134	2,626
Other countries	-	-	41	40
Total revenue	$4,211	$4,497	$16,367	$13,173

During the three months ended September 30, 2024, none our customers represented a material concentration of our revenue.  During the three months ended September 30, 2023, one of our customers (Lassonde) represented an aggregate of approximately 19% of our revenue.

5.	Insurance Premium Financing

Effective November 15, 2023, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $357,000. Repayments were made on January 15, 2024, April 15, 2024, and July 15, 2024, and the entirety of the financing was paid off. The interest rate was 8.49% and there were no covenants associated with this agreement.

Effective November 15, 2022, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $612,000. Repayments were made on January 15, 2023, April 15, 2023, and by July 15, 2023, the entirety of the financing was paid off in full. The interest rate was 6.99% and there were no covenants associated with this agreement.

6.	Line of Credit

On May 17, 2024, the Company entered into a Revolving Financing and Assignment Agreement (the “Line of Credit”) with Amerisource Funding Inc. (the "Lender"), pursuant to which the Company, through one of its wholly owned subsidiary, Jones Soda Co. (USA) Inc. (the "Subsidiary"), may borrow a maximum aggregate amount of up to $2,000,000 (the "Maximum Amount"), subject to satisfaction of certain conditions. All present and future obligations of the Subsidiary arising under the Line of Credit are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries, and proceeds thereof, including accounts receivable, inventory and equipment, and are guaranteed by the Company and each of its subsidiaries. The Line of Credit provides that, from time to time, the Subsidiary may request advances equal to 80% of the Subsidiary's eligible accounts receivable (minus any reserve amount established by the Lender and other reductions as defined by ineligible accounts receivable amounts). Annual interest on unpaid advances under the Line of Credit is equal to the Prime Rate plus 3.50%, but may not be less than 6.00%. The Line of Credit has an initial term of three years, which automatically will be extended for successive three-year terms unless the Subsidiary gives at least 60 days' prior written notice of its intent to terminate the Line of Credit at the end of the then current term.  The Line of Credit requires the Company to comply with certain financial and reporting covenants.

As of September 30, 2024, our outstanding Line of Credit balance was $0.

7.	Commitments and Contingencies

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC ("MJM"), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus, Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement. We dispute the allegations of Core in the Core Claim and intend to defend ourselves vigorously in this matter. On April 16, 2024, MJM filed an Answer to the Core Claim asserting multiple affirmative defenses to the two breach of contract claims and asserted in its own Counterclaim causes of action against Core for breach of contract, fraud, and negligent misrepresentation. The arbitration is in its early stages but an arbitrator has been selected. We have determined that it is too early in process to evaluate this claim’s potential outcome. Accordingly the matter is being disclosed and no range of accrual, if any, can be determined.

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

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, the negative of these terms and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined at the beginning of this Report under “Cautionary Notice Regarding Forward-Looking Statements” and in Item 1A of our most recent Annual Report on Form 10-K filed with the SEC, and in our other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also currently sell  premium  soda beverage products in select international markets and license cannabis infused beverages and syrups in California, Washington and Canada. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market and license several cannabis infused beverages and syrups in California, Canada, and Washington through third party manufacturers and distributors. We plan to expand our cannabis product offerings (including the development of hemp-derived Delta-9 THC products) and the states in which we offer such products.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle and canned products in existing and new sales channels;

●	Expand our fountain and food service program in the United States and Canada; and

●	Grow the Mary Jones brand, which includes Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products;

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2024	% of Revenue	2023	% of Revenue	2024	% of Revenue	2023	% of Revenue
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$4,211	100.0%	$4,497	100.0%	$16,367	100.0%	$13,173	100.0%
Cost of goods sold	(3,317)	(78.8)%	(3,017)	(67.1)%	(11,020)	(67.3)%	(8,999)	(68.3)%
Gross profit	894	21.2%	1,480	32.9%	5,347	32.7%	4,174	31.7%
Selling and marketing expenses	(1,644)	(39.0)%	(1,154)	(25.7)%	(5,064)	(30.9)%	(3,266)	(24.8)%
General and administrative expenses	(1,867)	(44.3)%	(1,270)	(28.2)%	(5,636)	(34.4)%	(4,234)	(32.1)%
Loss from operations	(2,617)	(62.1)%	(944)	(21.0)%	(5,353)	(32.7)%	(3,326)	(25.2)%
Interest income	7	0.2%	20	0.4%	18	0.1%	38	0.3%
Interest expense	(10)	(0.2)%	-	0.0%	(17)	(0.1)%	-	0.0%
Other income (expense), net	(3)	(0.1)%	(2)	(0.0)%	30	0.2%	(3)	(0.0)%
Loss before income taxes	(2,623)	(62.3)%	(926)	(20.6)%	(5,322)	(32.5)%	(3,291)	(25.0)%
Income tax expense, net	(5)	(0.1)%	(8)	(0.2)%	(26)	(0.2)%	(30)	(0.2)%
Net loss	$(2,628)	(62.4)%	$(934)	(20.8)%	$(5,348)	(32.7)%	$(3,321)	(25.2)%
Basic and diluted net loss per share	$(0.02)		$(0.01)		$(0.05)		$(0.03)

	As of
	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$5,536	$5,985
Fixed assets, net	122	137
Total assets	11,868	9,906
Long-term liabilities	-	-
Working capital	6,584	7,239

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

Quarter Ended September 30, 2024 Compared to Quarter Ended September 30, 2023

Revenue

For the quarter ended September 30, 2024, revenue decreased by approximately $286,000, or 6.36%, to approximately $4.2 million compared to approximately $4.4 million for the quarter ended September 30, 2023. The decrease in sales revenue was primarily the result of increased trade spend and promotion allowances during the current quarter, being partially offset by increased Mary Jones sales and increased Food Service revenue as well.

For the quarter ended September 30, 2024, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.5 million, an increase of approximately $941,000, or 174.9%, compared to approximately $538,000 for the quarter ended September 30, 2023, primarily due to promotional and pricing programs related to our Mary Jones products and core Jones Soda sales in Canada due to a transition to a new distributor.

Gross Profit

For the quarter ended September 30, 2024, gross profit decreased by approximately $586,000, or 39.6% to approximately $894,000 compared to approximately $1.5 million for the quarter ended September 30, 2023. For the quarter ended September 30, 2024, gross margin decreased to 21.2% from 32.9% for the quarter ended September 30, 2023. This decrease was primarily driven by increased trade spend and allowances, especially in Canada, combined with increased cost of goods sold in the current quarter compared to the previous quarter mostly as a result of increased warehousing costs.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2024 were approximately $1.6 million, an increase of approximately $490,000 or 42.5% compared to approximately $1.2 million for the quarter ended September 30, 2023. This increase was primarily a result of an increase in online marketing spend for both the Jones Soda and Mary Jones brands. Additionally, we increased our marketing initiatives with companies involved with action sports, including a partnership with Thrill One Sports & Entertainment, in the quarter ended September 30, 2024 that did not occur in the quarter ended September 30, 2023. Selling and marketing expenses as a percentage of revenue increased to 39.0% in the third quarter ended September 30, 2024 from 25.7% in the same period in 2023. We intend to continue to balance selling and marketing expenses with our working capital resources. For the three months ended September 30, 2024 and 2023, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $37,000 and ($13,000), respectively.

General and Administrative Expenses

General and administrative expenses for the third quarter ended September 30, 2024 were approximately $1.9 million, an increase of approximately $597,000, or 47.0%, compared to approximately $1.3 million for the quarter ended September 30, 2023. This increase was primarily a result of increased legal expenditures related to our Mary Jones business, in addition to increased travel expenditures in connection with the Company’s growth plan that includes new supply chain and sponsorship partners. General and administrative expenses as a percentage of revenue increased to 44.3% in the third quarter ended September 30, 2024 from 28.2% in the same quarter in 2023. We intend to continue to carefully manage general and administrative expenses with our working capital resources. For the three months ended September 30, 2024 and 2023, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $345,000 and $96,000, respectively. The increase in non-cash expenses included in general and administrative expenses in the third quarter of 2024 was primarily due to the restricted stock units granted to members of the Company’s Board of Directors in the second quarter of 2024 resulting in a higher expense in the third quarter of 2024 than the expense associated with the stock options granted to members of the Company’s Board of Directors in 2023.

Interest Expense

We incurred $10,000 in interest expense for the quarter ended September 30, 2024 compared to no interest expenses in the third quarter of 2023, due to the line of credit balance that was outstanding in July 2024 prior to paying off the entire outstanding balance so that as of September 30, 2024 we had no outstanding amounts under our line of credit.

Income Tax Expense

We incurred approximately $5,000 and $8,000 of income tax expense during the quarters ended September 30, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended September 30, 2024 was approximately $2.6 million compared to net loss of approximately $934,000 for the quarter ended September 30, 2023. This increase in net loss was primarily due to the increased sales and marketing and general and administrative costs associated with the development of new products and other operating expenses to support Company's growth plans, in addition to the decrease in gross profit.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

For the nine months ended September 30, 2024, sales revenue increased by approximately $3.2 million, or 24.2%, to approximately $16.4 million compared to approximately $13.2 million for the nine months ended September 30, 2023. The increase in sales revenue was primarily the result of an increase in sales volume of the Mary Jones branded products, an increase in our Nuka Cola sales online, and an increase in revenue related to core Jones Soda sales in Canada, being partially offset by increased trade spend and promotional allowances.

For the nine months ended September 30, 2024, trade spend and promotion allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $3.1 million, an increase of approximately $1.8 million, or 148.9%, compared to approximately $1.2 million for the nine months ended September 30, 2023, primarily due to promotional and pricing programs related to Mary Jones products and core Jones Soda sales in Canada due to a transition to a new distributor.

Gross Profit

For the nine months ended September 30, 2024, gross profit increased by approximately $1.2 million, or 28.1%, to approximately $5.3 million compared to approximately $4.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, gross margin increased to 32.7% from 31.7% for the nine months ended September 30, 2023. This increase was primarily driven by proactive pricing adjustments, supply chain optimization, and increased sales of our Mary Jones branded products which generally have higher margins than our other products, being partially offset by increased trade spend and allowances, especially in Canada, as well as increased cost of goods sold in the current period compared to the same period last year mostly as a result of increased warehousing costs.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2024 increased by approximately $1.8 million to $5.1 million in comparison to approximately $3.3 million for the nine months ended September 30, 2023. This increase was primarily a result of an increase in online marketing spend for both the Jones Soda and Mary Jones brands. Additionally, we increased our marketing initiatives with companies involved with action sports, including a partnership with Thrill One Sports & Entertainment, in the nine months ended September 30, 2024 that did not occur in the nine months ended September 30, 2023. Selling and marketing expenses as a percentage of revenue increased to 30.9% in the nine months ended September 30, 2024 from 24.8% in the same period in 2023. We intend to continue to balance selling and marketing expenses with our working capital resources. For the nine months ended September 30, 2024 and 2023, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $101,000 and $42,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were approximately $5.6 million, an increase of approximately $1.4 million, or 33.1%, compared to approximately $4.2 million for the nine months ended September 30, 2023. This increase was primarily a result of increased legal expenditures related to our Mary Jones business, in addition to increased travel expenditures in connection with the Company’s growth plan that includes new supply chain and sponsorship partners. General and administrative expenses as a percentage of revenue increased to 34.4% in the nine month period ended September 30, 2024 from 32.1% in the same period in 2023. We will continue to carefully manage general and administrative expenses with our working capital resources. For the nine months ended September 30, 2024 and 2023, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $927,000 and $611,000, respectively. The increase in non-cash expenses included in general and administrative expenses in 2024 was primarily due to restricted stock units granted to members of the Company’s Board of Directors in 2024 which were not granted in 2023, being partially offset by fewer stock options granted to officers and directors in this period compared to the same period in the prior year.

Interest Expense

We incurred $17,000 in interest expense for the nine months ended September 30, 2024 due to our current line of credit, compared to no interest expense for the nine months ended September 30, 2023.

Income Tax Expense

We incurred approximately $26,000 and $30,000 of income tax expense during the nine months ended September 30, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the nine months ended September 30, 2024 was approximately $5.3 million compared to net loss of approximately $3.3 million for the nine months ended September 30, 2023. This increase in net loss was primarily due to the increased sales and marketing and general and administrative costs associated with the development of new products and other operating expenses to support the Company's growth plans.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $2.7 million and $3.9 million, respectively, and working capital of approximately $6.6 million and $7.2 million, respectively. Net cash used in operations during the nine months ended September 30, 2024 and 2023 totaled approximately $4.4 million and $2.1 million, respectively. We incurred a net loss of approximately $5.3 million for the nine months ended September 30, 2024 compared to a net loss of approximately $3.3 million for the nine months ended September 30, 2023. Our accumulated deficit increased to $88.4 million as of September 30, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the nine months ended September 30, 2024, net cash provided by financing activities totaled approximately $3.3 million, most significantly due to the proceeds from our issuance of common stock from the Private Placement (as defined below) described in Note 3 in Part I, Item 1 Financial Statements. For the nine months ended September 30, 2023, net cash used in financing activities totaled $603,000 due to repayments on our insurance financing agreement.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors initially raised substantial doubt regarding the Company’s ability to continue as a going concern. On May 17, 2024, the Company signed a financing agreement from a creditor to provide the Company with a $2 million revolving credit facility for working capital needs (See Note 7 in Part I, Item 1 Financial Statements, for additional information). Additionally, during the quarter ended September 30, 2024, the Company closed a private placement equity raise for net proceeds of $3.7 million, after deducting placement agency fees and other offering expenses (the “Private Placement”) (See Note 3 in Part I, Item 1 Financial Statements, for additional information).

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

During the nine months ended September 30, 2024 and 2023, we received $37,000 and nil, respectively from the cash exercise of stock options. From time to time, we may receive additional cash through the exercise of stock options or stock warrants. However, we cannot predict the timing or amount of cash proceeds we may receive from the exercise, if at all, of any of the outstanding stock options or warrants.

Critical Accounting Policies

See the information concerning our critical accounting policies included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. There have been no material changes in our critical accounting policies during the three months ended September 30, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)	Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 5.	OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

3.1

Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).

3.2

Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterlyreport on Form 10-Q, filed on November 8, 2013; File No. 000-28820).

3.3

Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024)
31*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES SODA CO.
(Registrant)
November 14, 2024
	By:	/s/ Paul Norman
Paul Norman
Interim Chief Executive Officer and Interim Chief Financial Officer