Form 10-K
period 2024-12-31
JONES SODA CO
filed 2025-04-01
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,627,936 using the closing price on that day of $0.21.

As of March 31, 2025, there were 115,867,659 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “Jones Soda” refer to our premium beverages, including Jones® Soda sold under the trademarked brand name “Jones Soda Co.®”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward- looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to raise capital to finance our operations;

●	Our ability to execute our plans to continue to license and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

●	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally, including in the fountain business, particularly from other major beverage companies;

●	Entrance into and increased focus on the craft beverage segment by other major beverage companies;

●	Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages (including the imposition of taxes);

●	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

●	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls;

●	Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

●	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

●	Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

●	Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass in the supply chain;

●	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

●	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

●	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;

●	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

●	Our ability to comply with the many regulations to which our business is subject;

●	Our ability to maintain an effective information technology infrastructure;

●	Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	Fluctuations in fuel and freight costs;

●	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

●	Tariffs affecting raw materials or finished goods transported between the United States and Canada;

●	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations;

●	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

●	Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace and the Canadian Stock Exchange, including the level of trading activity, volatility or market liquidity.

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

ITEM 1.	BUSINESS.

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, during 2022, we developed and began to license THC infused cannabis products under the “Mary Jones” brand name in various U.S. states that permitted the sale of THC infused products. We also have a royalty-free license in perpetuity to intellectual property related to Mary Jones for us to license Mary Jones products for use only in Canada.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 4786 1st Avenue South, Suite 103, Seattle, WA 98134. Our telephone number is (206) 624-3357.

Products

Our strategy is to evolve from a craft soda company (Jones Soda) to a diverse beverage company covering additional growing market segments including modern soda (Pop Jones and Fiesta Jones) and the alternative adult beverages (Mary Jones). Our product line-up currently consists of the following:

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

Pop Jones and Fiesta Jones (Modern Soda market segment)

We continue to see a growing market in in our health focused soda brands, which we consider to be the “modern soda” market. Recent growth by industry competitors such as Poppi and Olipop have proven out the growing consumer demand for this market segment. In 2024, Jones launched its Pop Jones and Fiesta Jones product lines to capitalize on this growing market opportunity.

Mary Jones (Alternative Adult Beverages market segment)

In February 2024 we received approval to operate in Ontario, Canada, and have launched, in that province, 10mg Tetrahydrocannabinol (“THC”) infused sodas in a variety of flavors as well gummies and vapes. We also launched in British Columbia in 2024 where we launched 10mg Tetrahydrocannabinol (“THC”) infused sodas. We also recently received approval in the province of Alberta to launch in June 2025 10mg Tetrahydrocannabinol (“THC”) infused sodas in a variety of flavors as well as gummies and vapes. Manufacturing and distribution of Mary Jones products in Canada is intended to be done through Tilray Brands, Inc. The new Mary Jones products will continue Jones Soda’s tradition of using photographs submitted by consumers on their bottle labels and printing quotes from fans under the bottle caps.

We currently intend to expand both the products offered under the Mary Jones brand as well as the number of states and Canadian provinces we offer such cannabis infused products in.

Fountain (food services market segment)

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

Co-Brand and Private Label Products

From time to time, when opportunities meet our required financial and operational metrics, we utilize our industry expertise to provide private label products for customers. No material examples of this opportunity occurred in 2024.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our business in the modern soda category through our Pop Jones and Fiesta Jones brands;

●	Expand our fountain program in the United States and Canada; and,

●	Grow the new Mary Jones brand of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products through our Mary Jones brand as well as the number of states and Canadian provinces where such products are sold.

Product Distribution and Sales Strategy

Premium Soda Beverages

Our core products are distributed and sold throughout the United States and Canada and in select international markets. Our primary distribution channels are DSD channel (sales and distribution through our network of independent distributors) and our DTR channel (sales directly to national and regional retail accounts). We also have our online channel for internet sales of various products. We strategically build our national and regional retailer network by focusing on distribution systems that we believe will provide top-line drivers for our products and increased availability and visibility of our products in our core markets. In building and expanding our DSD channel, we also consider international markets and look for regions that data suggests have a high affinity for the Jones brand and can be pursued within our financial resources.

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

For the year ended December 31, 2024, DOT Foods Inc. (“DOT”), one of our independent distributors and our top account by revenue represented approximately 13% of revenue during 2024. We intend to continue to expand our distributor network and DTR accounts, which we hope will result in a decreased dependence on any one or more of our independent distributors (including DOT) or national retail accounts.

We contract with independent trucking companies to have our product shipped from our contract manufacturers to independent warehouses and then on to our distributors and national retail accounts. Distributors then sell and deliver our products either to sub-distributors or directly to retail accounts. We recognize revenue upon receipt by our distributors and national account customers of our products, net of discounts and promotional allowances, and all sales are final; however, in limited instances, due to credit issues, quality or damage issues, or distributor changes, we may accept returned product, which to date has not been material.

DSD (direct store delivery)

We maintain a network of independent distributors across the United States and Canada that sell our portfolio of branded products. We have also secured distribution in select international markets and are evaluating other international opportunities for our products. We choose our distributors based on our perception of their ability to build our brand franchise in convenience stores, grocery stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens and sandwich shops.

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

Product availability at a specific store location for any of our retailers is subject to the retailer preference, consumer demand, and localized store variances. To find a retailer that carries our products, our product locator is available on our website.

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

Co-Brand and Private Label Distribution

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

Sales

Our premium beverage products are sold throughout the United States and Canada, primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers. In 2024, sales in the United States represented approximately 83% of total sales, while sales in Canada represented approximately 17% (primarily through our distributor relationship with Lassonde).

Mary Jones (THC) Branded Products

Our Mary Jones Brand cannabis-infused line (THC) is currently marketed and licensed through indirect subsidiaries in California, Michigan, Missouri and Washington in the US and through Mary Jones Beverage (Canada) Inc. We partner with different state-licensed co-manufacturing and distribution partners in each respective state, region, or province in which we license these products.

Our Premium Soda Brands

Building Our Brand

We have established our brand primarily through our fun and independent image, as well as by offering what we believe to be unique and exciting flavors that appeal to consumers seeking alternatives to mainstream “corporate” carbonated soft drinks. This market is largely driven by young, trendy consumers who are looking for distinctive products with better ingredients. While we are known for our innovative flavors, we also offer traditional ones, which broadens our appeal and positions us as a leader in the growing premium craft beverage segment.

Through the labels on our bottles, we also focus on building brand loyalty and customer engagement by inviting consumers to submit photographs to be featured on Jones Soda labels. Throughout the year, we select photos to place on our bottles and cans for distribution. Additionally, consumers can create personalized labels to celebrate special occasions and memories through myJones.com, where they can upload a photo and caption using our proprietary patented process.

We aim to “bring our labels to life” with augmented reality (AR) labels, showcasing athletes and artists in action. This effort builds on our long-time connection with action sports and creators. Using the Jones Soda app, consumers can scan the “Reel Label” icon on our bottles to view short videos that bring these creators’ worlds to life—whether it’s a time-lapse of a mural being painted or an athlete performing a hardflip at the skatepark.

Beyond creative labeling, we provide distributors with point-of-sale materials and branded apparel to increase consumer appeal and awareness. These marketing efforts, combined with our innovative labeling, have helped establish strong connections and loyalty to the Jones Soda brand.

Brand Marketing

Our marketing team has developed a strong brand positioning and identity, which we believe is an essential asset that keeps our brand widely recognized and positively viewed by a large demographic. We’ve positioned ourselves as an alternative to mainstream soda brands, often targeting locations where these brands are not sold. We’ve also sponsored alternative sports athletes to promote our products in youth-oriented sports, including UFC, auto racing, skateboarding, BMX biking, snowboarding, and skiing. Additionally, we’ve sponsored emerging musicians and artists. This strategy helps us connect with a younger audience that values independence from larger soft drink brands.

Social Media

A key marketing pillar for us is the open access our consumers have to define the brand via social media and our website, Jonessoda.com. We engage with our consumers through social media campaigns to better understand their preferences and trends. Social media has shifted modern business away from traditional advertising, and we’ve had success creating social hubs on platforms like Facebook, X, and Instagram. Our consumers have welcomed us into their social media lives, creating a personal connection that we believe strengthens their engagement with our brand and products.

Consumer-Submitted Photos

We are known for featuring consumer-submitted photos on our labels and cans. We encourage consumers to send in photos of their lives, which we select to feature on our labels. These photos can be submitted through our “Jones Soda Photo Gallery” on our website.

Customized Photo Labels

We offer Jones Soda customers—whether businesses or individuals—the chance to create personalized 12-packs with custom labels featuring their own photos. This program not only provides a unique product offering but also serves as an innovative marketing opportunity for our brand. Consumers can upload their photos through our website to create their own myJones labels, which are printed and delivered to them.

We believe this personalized approach has increased awareness and consumer interaction with the Jones Soda brand.

Point of Sale and Consumer Awareness

To increase consumer awareness of our products, we use point-of-sale materials such as posters, stickers, hats, and T-shirts. In response to consumer demand, we also sell our products and branded apparel on our website. We participate in grassroots-level community and sporting events in selected cities to build brand awareness and loyalty. Our vehicles—painted in Jones colors and logos—help create excitement and support distributors as they open new retail accounts.

Occasionally, we partner with companies to manufacture Jones-related products, like the Jones Soda Flavor Booster hard candy, which extends and enhances our brand. We also engage in cross-promotional campaigns with other companies to further our reach.

Events

We invest in events that align with our brand and core demographic, including skateboarding events and partnerships with like-minded companies. These events allow us to display our logo, offer product samples, and encourage purchases at retail locations. We plan to continue investing in these events to strengthen the Jones Soda brand.

Brand and Product Development – Premium Soda Beverages

We recognize the importance of continually creating new beverages and enhancing existing products to meet evolving consumer tastes. Our Jones Cane Sugar Fountain program, which offers our sodas “on tap” at restaurants and grocery stores, is a key part of this strategy. We work with select fountain distributors to provide these innovative products to retail customers.

Our focus is on developing innovative products that resonate with consumers, retailers, and distributors. We maintain open communication with our consumers via our website, blogs, and social media, as well as with our retail and distributor partners to stay current with industry trends.

The majority of our brand and product development occurs in-house, using the same process that launched the Jones Soda brand. This process includes:

1.	Market Evaluation: We assess industry segments to identify potential opportunities.
2.	Financial Evaluation: We consider price sensitivity and the ability to meet margin requirements.
3.	Distributor Evaluation: We analyze existing and potential distribution channels.
4.	Production Evaluation: We assess contract packing capacity, strategic production locations, and quality control.
5.	Image and Design: Based on our evaluations, we develop brand concepts and work with flavor houses to test and choose flavors.

Brand and Product Development – Mary Jones

The Mary Jones brand is inspired by the original Jones Soda flavors. We believe the popularity of Jones Soda has paved the way for growth in the Mary Jones line. Although we differentiate the two brands for safety and compliance reasons, we leverage the equity of the Jones Soda brand to support and market Mary Jones products. As the Mary Jones brand grows, we will continue to innovate and develop new products and flavors.

Competition

Premium Beverage Market Segment

The beverage industry is highly competitive. Our primary competitors include large soft drink manufacturers, regional premium beverage companies, and private label suppliers. Competition factors include brand image, distribution, price, product quality, and innovation.

We compete not only for consumer acceptance but also for shelf space and marketing focus with our distributors. While our products are premium offerings priced similarly or higher than competitors, we believe our quality sets us apart.

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

Cannabis Market Segment

We face intense competition in the Cannabis industry from other companies, some of which have longer operating histories and more financial resources and longer history of the production and marketing of cannabis products than we do. Competitors are primarily branded and private label cannabis companies who are operating in multiple states. We are currently in direct competition with Keef Brands, Cann Social Tonics, and Tonik Beverages, none of which are national consumer packaged goods brands in the United States. We are confident that our cannabis products will be highly competitive. We seek a competitive advantage over our competitors by applying our Mary Jones brand name recognition and by offering quality cannabis products to our loyal customer base. Because of the early stage of the cannabis industry in the United States and Canada, we also face additional competition from new entrants. If the number of users of medical and recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and pricing strategies. To remain competitive, we believe we will be required to make a high level of investment in our planned licenses, partnerships, branding, products and technologies, distribution, research and development, marketing, sales and client support. We may not have sufficient resources to maintain its marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition, and results of operations of our planned cannabis business.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a fixed price supply agreement with our primary glass supplier which expires at the end of 2025. The price of glass continues to increase each year due to the shortage of available glass in the industry; however, our supply agreement with our glass supplier provides us with some price protection through 2025.

Quality Control

Our premium soda beverage products are made from high-quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high-quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.

For every batch or “run” of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. BME (Beginning, Middle, End) samples from each production run are analyzed and categorized in a reference library. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run.

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

Cannabis Operations

Cannabis Operations

During 2022, we began to develop, market and license our cannabis-infused beverage brand under the “Mary Jones” brand name in California to complement our existing soda beverage business. Similar to the manufacturing process with our premium soda products we outsource the manufacturing and distribution of our products to state licensed third parties with whom we enter licensing agreements with concerning our cannabis products being manufactured and sold. We operate our cannabis operations in California, Michigan, Missouri and Washington under wholly-owned subsidiaries that are separate from our current soda beverage business. We currently plan to expand our cannabis operations into other states that have legalized the recreational use of cannabis using a similar structure to our operations in California.

Regulation

Premium Beverage Business

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (the “AAFC”) and the United States Food and Drug Administration (the “FDA”). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

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

Although federally illegal, the U.S. Department of Justice (the “DOJ”) has historically exercised enforcement discretion. This means that while federal law technically prohibits cannabis, the DOJ has generally not prioritized prosecuting individuals or businesses that comply with state cannabis regulations, especially in states with robust medical or recreational cannabis programs. This approach stems from guidance like the 2013 memorandum issued by the DOJ to all U.S. Attorney’s Offices to generally direct all U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly regulated medical or recreational cannabis programs (the “2013 Cole Memorandum”), which was later rescinded in 2018 under Attorney General Jeff Sessions. Despite the rescission, enforcement discretion remains, with U.S. Attorneys having the authority to decide whether to prosecute cannabis-related offenses based on factors like the seriousness of the offense and available resources.

In 2022, former President Joe Biden announced a three-step approach to reforming federal cannabis policy. This included pardoning federal offenders convicted of simple cannabis possession, urging state Governors to take similar actions, and directing the Department of Health and Human Services (“HHS”) and the Attorney General to review cannabis’s status as a Schedule I substance. In early 2024, HHS and the FDA recommended rescheduling cannabis, marking a significant step toward potential federal policy change. These efforts reflect broader momentum for reform, though cannabis remains a Schedule I drug until official changes are made to federal law. As of now, given the change in administration, these actions do not alter the legal status of cannabis but represent steps toward reconsidering its classification.

Under Attorney General Pam Bondi, who assumed office in 2025, the DOJ has indicated its focus is refining federal cannabis policy, with an emphasis on prosecutorial discretion and greater alignment with state-level regulatory frameworks. Attorney General Bondi has signaled that her approach will be more tailored to individual jurisdictions, respecting state decisions to regulate cannabis while maintaining federal oversight over interstate issues and illicit activity. While the DOJ continues to prioritize resource allocation, it has stated that state-compliant cannabis businesses operating under rigorous regulatory schemes will generally not be a target for federal prosecution. However, federal law enforcement remains vigilant in addressing significant concerns such as money laundering, illegal trafficking, and other criminal activities connected to cannabis.

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

On the same day the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memo”) directing prosecutors to apply the enforcement priorities of the 2013 Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of marijuana-related conduct. The 2014 Cole Memo has been rescinded as of January 4, 2018, along with the 2013 Cole Memorandum, removing guidance that enforcement of applicable financial crimes was not a DOJ priority.

However, Attorney General Sessions’ revocation of the 2013 Cole Memorandum and the 2014 Cole Memo has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memo and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum can act as a standalone document which explicitly lists the eight enforcement priorities originally cited in the 2013 Cole Memorandum. As such, the FinCEN Memorandum remains intact.

Despite this guidance, many financial institutions remain hesitant to engage with the cannabis industry due to the risks of federal prosecution and regulatory uncertainty. Additionally, in 2021, some proposals were made to clarify or modify FinCEN’s stance to ease access to banking services for cannabis businesses, but comprehensive reform has not yet been enacted. Thus, while FinCEN provides a framework for financial institutions, the cannabis industry’s access to banking remains limited and subject to ongoing regulatory and legal challenges.

Enforcement Proceedings under Federal Law

Although the Cole Memorandum and 2014 Cole Memo have been rescinded, the United States Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. The United States Congress has passed appropriations bills each of the last three years that included the Rohrabacher Amendment Title: H.R.2578 — Commerce, Justice, Science, and Related Agencies Appropriations Act, 2016, which by its terms does not appropriate any federal funds to the U.S. DOJ for the prosecution of medical cannabis offenses of individuals who are in compliance with State medical cannabis laws. Subsequent to the issuance of the Sessions Memorandum on January 4, 2018, the United States Congress passed its omnibus appropriations bill, SJ 1662, which for the fourth consecutive year contained the Rohrabacher-Blumenauer Amendment language (the “Leahy Amendment”) and continued the protections for the medical cannabis marketplace and its lawful participants from interference by the DOJ up and through the 2018 appropriations deadline of September 30, 2018. The deadline has passed, but the Leahy Amendment has remained in effect by virtue of a series of short-term spending bills signed on September 28, 2018, December 7, 2018, January 25, 2019 and February 8, 2019. On February 15 the amendment was renewed through the signing of the fiscal year 2019 omnibus spending bill, effective through September 30, 2019. On May 16, 2019, a House subcommittee released a base appropriations bill with the amendment included. On September 26, 2019 the Senate Appropriations Committee approved a base appropriations bill with the amendment included. On September 27, 2019 the amendment was renewed through a stopgap spending bill, and again on November 21, 2019. On December 20, 2019 the amendment was renewed through the signing of the fiscal year 2020 omnibus spending bill, effective through September 30, 2020. In July 2020, a House subcommittee introduced a base appropriations bill with the amendment included. The amendment was then renewed through a series of stopgap spending bills on October 1, 2020 December 11, 2020, December 18, 2020, December 20, 2020, and December 22, 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. In 2021, former President Joe Biden became the first president to propose a budget with the Leahy Amendment included. The amendment was then renewed through a series of stopgap spending bills on September 30, December 3, February 18, and March 11. On March 15 the amendment was renewed through the signing of the FY 2022 omnibus spending bill, effective through September 30, 2022. The amendment remains effective in March 2025.

State Regulatory Environment

The following sections describe the legal and regulatory landscape in California and Washington where we have commenced our cannabis operations. While we will work to ensure that our operations comply with applicable state laws, regulations, and licensing requirements, for the reasons described above and the risks further described under the heading “Risk Factors”, there are significant risks associated with our planned cannabis business. Readers are strongly encouraged to carefully read and consider all of the risk factors contained under the heading “Risk Factors” below.

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

California Storage, Transportation, and Security Requirements

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s marijuana businesses are required to do the following:

●	maintain a fully operational security alarm system;

●	contract for security guard services;

●	maintain a video surveillance system that records continuously 24 hours a day;

●	ensure that the facility’s outdoor premises have sufficient lighting;

●	not dispense from its premises outside of permissible hours of operation;

●	store cannabis and cannabis product only in areas per the premises diagram submitted to the state of California during the licensing process;

●	store all cannabis and cannabis products in a secured, locked room or a vault;

●	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

●	ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.

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

Washington Regulatory Landscape

Washington State’s cannabis regulatory regime has evolved significantly since the state first legalized cannabis. In 2012, Washington voters passed Initiative 502 (I-502), legalizing both medical and recreational cannabis for adults over the age of 21. This marked a significant shift in state policy, as Washington became one of the first states in the U.S. to legalize recreational cannabis. I-502 established a framework for regulating the production, distribution, and sale of cannabis, creating a state-controlled system for licensing producers, processors, and retailers. The initiative also set strict limits on possession and consumption, ensuring cannabis was treated similarly to alcohol in terms of regulation and enforcement.

Following the passage of I-502, the Washington State Liquor and Cannabis Board (the “WSLCB”) was tasked with developing detailed regulations and implementing the cannabis market. By 2014, the first legal cannabis stores opened, and the state began to collect significant tax revenue from cannabis sales. The WSLCB established rules regarding the licensing process, product testing, packaging, and labeling to ensure consumer safety and prevent cannabis from being sold to minors. Additionally, the state implemented robust tracking systems to monitor cannabis products from cultivation through retail to prevent diversion to the black market. Washington’s regulatory framework was designed to maintain strict oversight while promoting a legal market for cannabis.

In addition to recreational cannabis, Washington’s medical cannabis system has also undergone considerable changes. Although medical cannabis was legal in Washington before I-502, it lacked a clear regulatory structure. After I-502’s passage, the state worked to integrate medical cannabis into the new recreational system, ensuring that medical patients had access to regulated, quality products. In 2015, the Washington State Legislature passed ESHB 2136, which unified the medical and recreational cannabis systems and created a framework for medical cannabis patients to access cannabis through licensed dispensaries. Under the new system, medical cannabis patients benefit from certain tax exemptions and higher purchase limits, while the overall goal was to ensure both the recreational and medical cannabis markets were properly regulated to protect public health and safety. Today, Washington State’s cannabis laws continue to evolve, focusing on further refinement and adjustments to the market as the state navigates challenges related to enforcement, taxation, and equity in the cannabis industry.

Washington Licensing Requirements

In Washington State, cannabis manufacturing is regulated by the Washington State Liquor and Cannabis Board (the “WSLCB”), which issues licenses for producers and processors involved in the production and manufacture of cannabis products. The relevant regulatory framework for cannabis manufacturing is governed primarily by Initiative 502 (I-502) and the rules set forth in Title 314 of the Washington Administrative Code (the “WAC”). Under I-502, the WSLCB is responsible for issuing licenses, enforcing compliance with regulations, and overseeing the legal cannabis market in Washington.

To obtain a cannabis manufacturing or retail license, applicants must meet several criteria, including demonstrating that they are 21 years of age or older, are U.S. citizens or legal residents, and have no felony convictions within the past 10 years, particularly those related to controlled substances. The licensing process involves submitting an application through the WSLCB’s online portal, paying application fees, and passing a background check. Manufacturers must also ensure that their operations meet local zoning requirements, as local municipalities may have additional restrictions or bans on cannabis businesses. Licenses are available for different types of manufacturing, such as cannabis processing, which involves the creation of cannabis-infused products, and cannabis extraction, which includes methods of concentrating cannabinoids like THC and CBD.

Once a license is granted, cannabis manufacturers and retailers must comply with ongoing regulatory requirements under the WSLCB’s rules. These include maintaining a secure facility with proper surveillance and alarm systems, conducting regular product testing through state-approved labs, and adhering to packaging and labeling standards outlined in WAC 314-55. All participants in the Washington cannabis industry are also required to use the state’s seed-to-sale tracking system, called the Marijuana Tracking System (the “MTS”), to monitor the movement of cannabis products from cultivation to sale. Compliance with these regulations is essential for ensuring the safety, security, and legality of cannabis manufacturing in Washington State. Failure to comply with the licensing requirements and regulations can result in fines, suspension, or revocation of the manufacturer’s license.

Washington Dispensary Requirements

Cannabis dispensaries in Washington State are permitted to sell a variety of cannabis products, including flower (dried cannabis), pre-rolls, concentrates, extracts, edibles, tinctures, and topicals. These products must be sourced from licensed producers and processors who comply with state regulations regarding testing, labeling, and quality control. According to WAC 314-55, all cannabis products sold in dispensaries must undergo testing for potency and contaminants (e.g., pesticides, mold, and residual solvents) at state-certified laboratories to ensure they meet health and safety standards before they reach consumers. Additionally, dispensaries can only sell cannabis products that are appropriately packaged and labeled, following WSLCB rules. Labels must include information such as product potency (THC/CBD content), ingredients, serving size, and health warnings.

The display of cannabis products within dispensaries is tightly regulated. Under WAC 314-55-155, cannabis products must be kept behind a counter or in a secure area that is not accessible to customers without the assistance of a licensed employee. Retailers are prohibited from displaying cannabis products in an open manner or allowing customers to handle the products without first engaging with a staff member. Edibles and concentrates, in particular, must be stored in child-resistant, tamper-evident packaging, and products must not be displayed in a way that is attractive to minors. Additionally, the law prohibits retailers from using advertising or packaging that could appeal to children, such as cartoon characters or candy-like packaging.

Dispensaries are required to maintain robust security measures to prevent theft and ensure public safety. According to WAC 314-55-083, dispensaries must have a security system in place that includes 24/7 surveillance with video cameras covering key areas such as entrances, exits, cash handling areas, and storage areas. All video footage must be retained for a minimum of 45 days and be available to law enforcement upon request. Dispensaries must also maintain a secure inventory system to track cannabis products from producers and processors to the final sale, using the state’s MTS. Furthermore, physical security measures, such as locked storage for cannabis products, safes for cash, and alarm systems, are required to safeguard both the products and the dispensary’s premises. Employees must be trained in security protocols, including how to handle potential theft, customer disputes, and other emergency situations.

These rules aim to maintain a controlled, secure, and compliant cannabis retail environment in Washington State, ensuring the legal market operates safely while protecting public health and preventing unauthorized access to cannabis products. Non-compliance with these regulations can result in fines, suspension, or revocation of a dispensary’s license.

Washington Reporting Requirements

All participants in the Washington cannabis industry are also required to use the MTS to monitor the movement of cannabis products from cultivation to sale.

Trademarks, Flavor Concentrate Trade Secrets and Patent Rights

In the United States, we own a number of trademark registrations (designated by the ® symbol) and pending trademark applications (designated by the ™ symbol) for use in connection with our products, including “JONES®,” “JONES SODA CO.® “LEMONCOCCO ®” and “MARY JONES®,”.

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

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter to quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of stock keeping units or “SKUs” selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

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

As of the date of this Report, we have 27 employees, all of which are full-time, and with the exception of two employees located in Canada are all located in the United States. Of our 27 employees, 15 are employed in sales and marketing capacities, 4 are employed in finance and accounting capacities and 8 are employed in customer service, manufacturing and quality control capacities. None of our employees are represented by labor unions.

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

Our Internet address is www.jonessoda.com. Certain information contained on our website is not part of this annual report on Form 10-K.

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

Executive Officers

Scott Harvey, President and Chief Executive Officer

Brian Meadows, Chief Financial Officer

Gabe Carimi, Chief Operating Officer

Jerry Goldner, Chief Growth Officer

Directors

Paul Norman, Chairman

Clive Sirkin

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities. We incurred a net loss of $9.9 million for the year ended December 31, 2024. Our accumulated deficit increased to $92.9 million as of December 31, 2024 compared to the prior year’s deficit of $83.1 million.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and possible future losses may have an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase as expected, we may continue to generate operating losses for the foreseeable future. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our Company could cause you to lose all or part of your investment.

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

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales revenue goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet our annual sales revenue objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives may be available to us to support our working capital needs, financing arrangements may not be available to us when needed or on terms acceptable to us or, if available, may be dilutive to our shareholders. In addition, the incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to make certain dividends, incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Moreover, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed. If we are unable to obtain funding on a timely basis, we may be required to curtail, delay or discontinue our operations or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image may also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial, marketing and other resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive sparkling brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the sparkling beverage category include traditional large beverage companies and distributors, and regional premium soft drink companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands; however, we may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial, marketing and other resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

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

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages, and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. See Risk Factor - Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our Jones Cane Sugar products while launching additional products, to pair with existing brand extensions such as Jones Sugar Free that round out our diversified portfolio.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza, labor strikes, military conflict, geopolitical events or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, as a result of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

We could be exposed to product liability claims which could materially damage our reputation and brand image and have a material adverse effect on our financial condition.

Although we have product liability and basic recall insurance, insurance coverage may not be sufficient to cover all product liability claims that may arise. To the extent our product liability coverage is insufficient, a product liability claim may have a material adverse effect upon our financial condition. In addition, any product liability claim brought against us may materially damage the reputation and brand image of our products and business.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC, received a Notice of Claims for arbitration from Core Manufacturing, LLC (“Core”), who claimed that the Company was in breach of its commitments under the agreement between the Company and Core. Core is seeking, amongst other damages, the enforcement of the break-up fee provision in such agreement, which they calculate to be $7,220,357. In February 2025, a confidential settlement agreement was entered into between all the parties to the Litigation Matters, which has resulted in the settlement and/or dismissal of both Litigation Matters.

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

Our operations outside of the United States, contribute to our revenue and profitability, and we believe that developing and emerging markets could present future growth opportunities for us. However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. There are many factors that could adversely affect demand for our products in foreign markets, including, but not limited to, our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; and/or increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

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

Our business and operations may be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

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

Changes in tax laws or the imposition of additional duties, quotas, tariffs, and other trade restrictions could adversely affect our business.

Changes in U.S. trade policy, such as the renegotiation of the US Mexico Canada Agreement (USMCA) and the imposition of additional tariffs, present risks to our business. Currently the Company’s soft drink beverage products are duty-free under the existing USMCA if they meet the rules of origin (e.g. they are produced in North America). Currently the Company imports raw materials from the US into Canada where it produces glass products for the US and Canadian markets. Any change to these tariffs could adversely affect our ability to produce and market products at competitive prices which could impact sales and financial results. The Company may not be able to move its Canada based glass production to the US at a similar production cost if high tariffs are imposed by the US on Canada sourced soft drink beverages of North American origin.

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

In preparing our consolidated financial statements, certain financial information is required to be translated from the Canadian dollar to the U.S. dollar. The translation of our Canadian revenues, cash and other assets is adversely affected when the United States dollar strengthens against the Canadian dollar and is positively affected when the U.S. dollar weakens. Similarly, translation of our Canadian expenses and liabilities is positively affected when the U.S. dollar strengthens against the Canadian dollar and adversely affected when the U.S. dollar weakens. This exposure to foreign currency risk could significantly affect our revenues and profitability from our Canadian operations and could result in significant fluctuations to our periodic consolidated statements of operations and consolidated balance sheets.

Throughout 2024, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. Based on the Noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, as of March 28, 2025, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.6989 compared to $0.6944 as of December 31, 2024 and $0.7575 as of December 31, 2023. We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Global economic, political, social and other conditions may continue to adversely impact our business and results of operations.

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

There can be no assurance that our acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We have entered into and may in the future enter into additional acquisitions or investments with third parties that we believe will complement our existing business. Our ability to complete acquisitions or investments is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions or investments could present unforeseen integration or operational obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including by diverting significant amounts of management time from operations in order to pursue and complete such transactions or maintain such relationships. Future acquisitions or investments could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future acquisitions or investments will achieve, the expected benefits to our business or that we will be able to consummate future acquisitions or investments on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, future acquisitions by us could result in future issuances of shares of our common stock which may result in additional dilution of the percentage ownership of our shareholders and could cause the trading price of our common stock to decline.

Risk Factors Relating to our Cannabis Business in Canada

Our plans to expand our cannabis operations may not be successful, which would have an adverse impact on our business, financial condition and results of operations.

Our strategy for growth in the cannabis industry is dependent on, among other things, our ability to partner with local licensed cannabis manufacturers to launch and market THC/CBD-infused and/or cannabis-infused beverages, tinctures, edibles and other products in various provinces. Although we intend to devote significant financial and other resources to expand our business to the production of cannabis-containing beverages and related products, these efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of the cannabis industry and successfully identify, develop, market and sell new or improved products and services in this changing marketplace. Our inability to successfully implement our cannabis strategy could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Regulation and Compliance

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products and/or increase our costs.

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

Our business is subject to many regulations and noncompliance may be costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, or production may be stopped, which may adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations that our business is subject to are subject to change, and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will adversely impact our business. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act (“CSA”).

In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 39 states, and the District of Columbia, that have now passed legislation or legalized cannabis in some form, 24 of which have authorized its recreational use including California, Nevada, New York, New Jersey, and Washington. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investment in such business.

While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the U.S. Department of Justice opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then we could face (i) seizure of our cash and other assets used to support or derived our cannabis business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, the listing of our securities on the CSE or other exchanges, our financial position, operating results, profitability or liquidity or the market price of our listed securities. Overall, an investor’s contribution to and involvement in our activities may result in federal civil and/or criminal prosecution, including forfeiture of his or her entire investment.

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada) and other federal, provincial, state and local regulatory agencies relating to, among other things, the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and the Board).

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing, storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis and hemp industries are still new, and in Canada, in particular, the Cannabis Act has no close precedent in Canadian law. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the United States Patent and Trademark Office is not currently approving any trademark applications for cannabis, or certain goods containing hemp-derived cannabinoids (such as dietary supplements and food) until the U.S. Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”) provides clearer guidance on the regulation of such products.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the U.S. Drug Enforcement Administration (“DEA”), FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our third party suppliers, co-manufacturers, and distributors by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our third party suppliers. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications. To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, adversely impact our future growth plans and opportunities or have a material adverse effect on our business, financial condition and results of operations.

If any part of our business activities are found to be in violation of any of federal, state, provincial or local laws or any other governmental regulations, in addition to the items described above:

we may be subject to “Warning Letters,” untitled letters, fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance; the profits or revenues derived therefrom could be subject to anti-money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our business operations and involve significant costs, expenses or other penalties; and our suppliers, service providers and distributors may elect, at any time, to breach, terminate or otherwise cease to participate in supply, distribution or other agreements, or other relationships, on which our operations rely.

We may be subject to heightened scrutiny by regulatory authorities.

Any future investments, joint ventures or operations in the United States, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and/or the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our business.

Anti-money laundering and other banking laws and regulations may limit our ability to access financing and hamper our growth.

We are subject to a variety of domestic and international laws and regulations pertaining to money laundering, financial recordkeeping and proceeds of crime, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities internationally.

In the event that any of our operations or investments, any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations or investments are found to be in violation of money laundering legislation, such transactions may be viewed as proceeds of crimes under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while we have no current intention to declare or pay dividends in the foreseeable future, in the event that a determination was made that proceeds obtained by us could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.

In August 2023, the U.S. Department of Health and Human Services recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA and on May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. There can be no assurance that the proposed DEA rule will go into effect in its present form or at all, and the impacts of any such adoption on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. The rescheduling of marijuana from Schedule I to Schedule III could result in significant volatility in the market for our common stock. To the extent that market speculation results in an increase in the price of our common stock, the price of our common stock could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.

Risk Factors Related to Our Common Stock

Our common stock is traded on the OTCQB Marketplace and the Canadian Stock Exchange, which may have an unfavorable impact on our stock price and liquidity.

Our stock is traded on the OTCQB in the United States and the Canadian Stock Exchange (“CSE”) in Canada. The OTCQB and CSE are significantly more limited markets than national securities exchanges in the United States such as the New York Stock Exchange, or Nasdaq and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB and CSE. Trading in our common stock on each of the OTCQB and the CSE may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”), which has jurisdiction over the OTCQB, has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. The market price of our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	quarterly variations in our operating results;
●	our issuance of new securities;
●	announcements about Company developments and initiatives;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	additions or departures of key personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	fluctuations in interest rates and the availability of capital in the capital markets;
●	addition or loss of significant customers, manufacturers, distributors or other business partners;
●	litigation involving us;
●	general trends relating to the beverage industry;
●	actions by governmental agencies;
●	general economic, industry and market conditions;
●	health epidemics and outbreaks or other natural or manmade disasters which could significantly disrupt our operations;
●	the other factors described in this “Risk Factors” section; and
●	events and circumstances beyond our control.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If there is extreme market volatility and trading patterns in our common stock, it may create several risks for investors, including the following:

●	the market price of our common stock may experience rapid and substantial increases or decreases unrelated to our actual or expected operating performance, financial condition or prospects, which may make it more difficult for prospective investors to assess the rapidly changing value of our common stock;
●	if our future market capitalization reflects trading dynamics unrelated to our actual or expected operating performance, financial performance or prospects, purchasers of our common stock could incur substantial losses as prices decline once the level of market volatility has abated; and
●	if the future market price of our common stock declines, investors may be unable to resell their shares at or above the price at which they acquired them.

We cannot assure you that the market of our common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, shares of our common stock may be more thinly traded than securities of larger, more established beverage companies and, as a result of this lack of liquidity, sales of relatively small quantities of shares of our common stock by our shareholders may disproportionately influence the price of our common stock. The market price of our common stock may decline below the amount you invested, and you may lose some or all of your investment. Furthermore, a prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. If we are unable to raise the funds required for all of our planned operations and key initiatives, we may be forced to allocate funds from other planned uses, which may negatively impact our business and operations, including our ability to develop new products and continue our current operations.

We could be subject to securities class action litigation.

In the past, securities class action litigation has been brought against companies following a decline in the market price of their securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Future sales and issuances of our common stock, or securities convertible into or exercisable for our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause the trading price of our common stock to decline.

From time to time, we may issue additional shares of common stock or securities convertible into or exercisable for our common stock, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue additional shares of our common stock to directors, officers, employees, and consultants pursuant to our equity incentive plan. The issuance of these securities could dilute our shareholders’ ownership in our Company and may include terms that give new investors rights that are superior to those of our current shareholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders’ ownership interest, which could cause the market price of our common stock to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the trading price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current customers, distributors, manufacturers, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur.

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us, which may be beneficial to our shareholders, difficult and prevent attempts by our shareholders to replace or remove our current management.

Provisions in our Articles of Incorporation, as amended, Amended and Restated Bylaws and Washington law may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on shareholder actions by less than unanimous written consent, limitations on the ability of shareholders to call a special meeting of shareholders and advance notice procedures with respect to the nomination of candidates for election as directors. In addition, because we are incorporated in Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which, among other things, restricts the ability of shareholders owning 10% or more of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” under applicable SEC rules, meaning that the market value of our common stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million, or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates was less than $700.0 million. As a smaller reporting company, we may choose to present only the two most recent years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in our Annual Report on Form 10-K, and we may take advantage of reduced disclosure obligations regarding executive compensation.

General Risk Factors

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. At the management level, our Chief Executive Officer and Chief Financial Officer are responsible for addressing cybersecurity incidents, while our full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In the event a cybersecurity incident occurs, the Company’s Chief Executive Officer and the Financial Officer are expected to inform our board of directors of the details of such incident as well as the measures taken in response to such incident. In fiscal year 2024 we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES.

On September 1, 2022, we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the office suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the office suite and adjacent premises, or anything contained therein. The Company provided notice on February 28th, 2025 that it will exit the month to month agreement as it found lower cost facilities.

We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC (“MJM”), received a Notice of Claims for arbitration (the “Core Claim”) from Core for an arbitration proceeding to be held in Columbus Ohio, unless otherwise agreed to by the parties. The Core Claim alleges that MJM breached the terms of the agreement entered into between MJM and Core on August 24, 2023 (the “Core Agreement”). The Core Agreement provided that Core was to manufacture a line of Hemp derived Delta-9 THC craft sodas for MJM. Previous to the Core Claim, MJM sent a Notice of Material Breaches by Core Manufacturing and Demand for Audit dated February 1, 2024, which claimed that Core was in breach of its commitments under the Core Agreement. In the Core Claim, Core is seeking to enforce the break-up fee provision in the Core Agreement (which Core calculates to be $7,220,357), as well as obtain other damages arising from MJM’s alleged failure to comply with the Core Agreement.

On June 10, 2024, MJM filed a legal claim against P3 Capital Partner LLC (“P3”), an entity related to Core, in the United States Court for the Western District of Michigan, asserting fraud, conversion, and breach of contract in connection with a $155,700 deposit previous paid to P3 in connection with the license and manufacturing agreement between MJM and P3 (the “P3 Litigation” and together with the Core Claim, the “Litigation Matters”).

In February 2025, a confidential settlement agreement was entered into between all the parties to the Litigation Matters, which has resulted in the settlement and/or dismissal of both Litigation Matters.

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

Market Information

Our common stock currently trades on the OTCQB Marketplace (the “OTCQB”) in the United States under the symbol “JSDA” and on the Canadian Securities Exchange in Canada under the symbol “JSDA.”

Holders

As of March 28, 2025, there were 115,867,659 shares of common stock issued and outstanding, held by approximately 243 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share of our common stock on the OTCQB on March 28, 2025, was $0.2250.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell premium soda beverage products in select international markets and license cannabis and hemp infused beverages and syrups in several states. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market and license several cannabis and hemp infused beverages and syrups in several states through third party manufacturers and distributors. We plan to expand our cannabis and hemp product offerings and the states and provinces in which we offer such products.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our sales in the health conscious modern soda market; and

●	Grow the new licensing revenue through Mary Jones product lines of Tetrahydrocannabinol (THC) and cannabidiol (CBD)-infused beverages, edibles, and other related products;

Results of Operations

Years Ended December 31, 2024 and 2023

	2024	2023	% Change
	(Dollars in thousands)	(Dollars in thousands)
Revenue	$19,155	$16,669	14.91%
Cost of Goods Sold	(15,079)	(11,814)	27.64%
Gross Profit	4,076	4,855	(16.05%)
% of Revenue	21.28%	29.13%

Net Revenue

For the year ended December 31, 2024, our net revenue was approximately $19.2 million, representing an increase of $2.5 million, or 14.9%, compared to approximately $16.7 million in revenue for the year ended December 31, 2023. This growth in net sales revenue was primarily driven by a higher beverage segment sales volume of 15% growth year over year and 9% growth in our Cannabis (THC) business in the US and Canada. The percentage of our revenues generated in Canada for 2024 and 2023 was 18% and 18%, respectively.

For the year ended December 31, 2024, trade spending and promotional allowances, which reduced our gross revenue from product sales, totaled approximately $4.1 million. This represents an increase of approximately $2.5 million, or 156%, compared to approximately $1.6 million for the year ended December 31, 2023. This increase was mainly attributable to promotional and pricing programs related to Mary Jones products and core Jones Soda sales in Canada, mostly due to the transition to a new distributor in Canada.

Gross Profit

For the year ended December 31, 2024, gross profit decreased by $0.8 million, or 16.1%, to approximately $4.1 million compared to approximately $4.9 million for the year ended December 31, 2023, driven by one time inventory impairment charges of $1.2 million in the fourth quarter of 2024 due to slow moving new products launched in 2024. The Company launched several innovative products in 2024, some of which have been slow moving in the Mary Jones (Adult Beverages market) and one in its Core soda business. As a result for the year ended December 31, 2024, gross margin decreased to 21.3% from 29.1% for the year ended December 31, 2023. The impairment charges discussed above reduced gross margin by 6.5% in 2024. The Company has subsequently rationalized its product set and is focused on smaller production runs on a focused product set for its core soda business, the modern soda category and the adult beverages category.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2024, were approximately $6.1 million, an increase of $1.7 million, or 39.5%, from approximately $4.4 million for the year ended December 31, 2023. This increase was primarily driven by higher online marketing expenditure for both the Jones Soda and Mary Jones brands. Additionally, we expanded our marketing initiatives with companies involved in action sports, including an agreement with Thrill One Sports & Entertainment, in the year ended December 31, 2024, which did not occur in the year ended December 31, 2023.

As a result, selling and marketing expenses as a percentage of revenue increased to 31.9% in the year ended December 31, 2024, from 26.3% in the year ended December 31, 2023. We intend to manage selling and marketing expenses with our working capital resources and it is a major management focus to reduce this % of revenue in the coming quarters.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were approximately $7.9 million, an increase of $2.5 million, or 46.9%, compared to approximately $5.4 million for the year ended December 31, 2023. This increase was primarily a result of increased legal and regulatory expenditures related to our Mary Jones business and the Litigation Matters. In addition, there was increased travel expenditures related to the development of a new supply chain and meeting with sponsorship partners. In February 2025, a confidential settlement agreement was entered into between all the parties to the Litigation Matters, which has resulted in the settlement and/or dismissal of both Litigation Matters. In addition, the Company is focused on reducing travel expenses in 2025. General and administrative expenses as a percentage of revenue increased to 41.1% for the year ended December 31, 2024, from 32.1% for the year ended December 31, 2023. We intend to carefully manage general and administrative expenses in line with our working capital resources and it is a major management focus to reduce this % of revenue in the coming quarters.

Other income (expense)

We earned approximately $22,000 of interest income for the year ended December 31, 2024, compared to $52,000 for the year ended December 31, 2023. We incurred $11,000 in interest expenses for the year ended December 31, 2024 compared to nil for the year ended December 31, 2023.

Income Tax Expense

We had income tax expense of approximately $25,000 and $33,000 for the years ended December 31, 2024 and 2023, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the overall consolidated pretax loss, state and foreign income taxes, forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2024 increased to approximately $9.9 million from a net loss of $4.9 million for the year ended December 31, 2023 or an increase of $5 million. The majority of the increase in net loss in 2024 compared to 2023 was primarily driven by inventory impairment charges of $1.2 million discussed above, increased sales and marketing expenditures of $1.7 million and increased legal and travel costs of $1.5 million. The Company is focused on tighter management of inventory, legal and sales and marketing expenditures in 2025.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash-equivalents of approximately $1.5 million and $3.9 million, respectively, and working capital of approximately $2.0 million and $7.2 million, respectively. Net cash used in operations during fiscal years 2024 and 2023 totaled approximately $5.9 million and $3.8 million, respectively. The $2.3 million increase in cash used in operations in fiscal 2024, was driven by an increase in net loss after adjusting for non-cash items of $3.7 compared to the prior year which was offset by an increase in cash generated from non cash working capital of $1.7 million compared to the prior year. We incurred a net loss of approximately $9.9 million for the year ended December 31, 2024 compared to a net loss of approximately $4.9 million for the year ended December 31, 2023. Our accumulated deficit increased to $92.9 million as of December 31, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the year ended December 31, 2024, net cash inflow from financing activities totaled approximately $3.7 million, compared to a net cash outflow of $0.2 million during the year ended December 31, 2023. During 2024, the Company completed a private placement offering, resulting in net cash proceeds of $3.6 million (Note 7), net proceeds from the revolving credit facility of $0.3 million and $0.1 million proceeds received from the exercise of warrants and options. This was offset by repayment on the insurance financing agreement amounting to $0.2 million and withholding taxes related to the RSUs of $0.2 million. The cash outflow in 2023 was primarily due to repayments on our insurance financing agreement, partially offset by proceeds received from the exercise of outstanding warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, the Company recently changed its senior leadership and is focusing on reducing its operating expenses while bring products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5,000,000, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

Based on management’s current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from under the Loan Agreement are sufficient to fund the Company’s operations for a period of at least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements. There is no assurance that management’s current operating plan will be successful.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Sales may fluctuate materially on a quarter-to-quarter basis or an annual basis when we launch a new product or fill the “pipeline” of a new distribution partner or a large retail partner. Sales results may also fluctuate based on the number of stock keeping units (“SKUs”) selected or removed by our distributors and retail partners through the normal course of serving consumers in the dynamic, trend-oriented beverage industry. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Critical Accounting Policies and Estimates

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

Additionally, in more limited instances, we enter into customer marketing agreements or various other slotting arrangements. The provisions for discounts, slotting fees and promotion allowances are recorded as an offset to revenue and shown net on the consolidated statements of operations. Estimates are made to accrue for amounts that have not yet been invoiced in the month that the program occurs, or in the case of slotting, when the commitment is made.

Income Taxes

We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions based upon one of the following:

●	the tax position is not “more likely than not” to be sustained,
●	the tax position is “more likely than not” to be sustained, but for a lesser amount, or
●	the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken.

Our liability for uncertain tax positions contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions.

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. As these audits progress, events may occur that cause us to change our liability for uncertain tax positions. To the extent we prevail in matters for which a liability for uncertain tax positions has been established, or are required to pay amounts in excess of our established liability, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the period of resolution.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Jones Soda Co.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Soda Co. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Promotional Allowances:

As described in Note 1 to the consolidated financial statements, the Company’s revenue is recorded net of promotional allowances. The recognition of these promotional allowances requires the Company to make estimates regarding the volume of sales, cost of the promotional allowances, and amount of the promotional allowances that are expected to be redeemed. These estimates are made using various information including historical and forecasted data. Significant judgment is exercised by the Company in determining the promotional allowances accrual and includes the following:

●	Determination of the completeness of the various promotional allowances with customers and the forecasted sales volume for the period.

●	Assessing the estimate of promotional allowances that are expected to be redeemed subsequent to period end.

The primary procedures we performed to address this critical audit matter included the following:

●	We selected a sample of promotional allowance claims and performed the following procedures:

○	Obtained and tested the source documents for each selection, including promotional campaign and other documents that were part of the agreement to identify significant terms.

○	Traced a sample of promotional allowance claims to a listing of promotional campaigns during the period for completeness. Assessed the terms in the promotional campaign and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of promotional allowance conclusions.

●	We analyzed the customer base and historical promotional allowances offered to customers.

●	We evaluated the reasonableness and accuracy of management’s judgements and estimates used in accounting for promotional allowances. This included testing management’s estimate of calculating expected claims based on historical data, comparing the estimate to revenue in the current period, comparing current promotional offer redemptions to historical estimates, and comparing actual promotional allowances applied subsequent to December 31, 2024 to the promotional allowance accrual as of December 31, 2024.

/s/ Berkowitz Pollack Brant Advisors + CPAs

We have served as the Company’s auditor since 2023.

New York, New York

March 31, 2025

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,533	$3,867
Accounts receivable, net of allowance of $77 and $260, respectively	2,162	2,118
Inventories, net	3,538	2,392
Prefunded insurance premiums from financing	199	357
Prepaid expenses and other current assets	948	861
Total current assets	8,380	9,595
Other assets	35	174
Fixed assets, net of accumulated depreciation of $422 and $366, respectively	108	137
Total assets	$8,523	$9,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,404	$716
Accrued expenses	2,473	1,283
Revolving credit facility	291	-
Insurance premium financing	199	357
Total current liabilities	6,367	2,356
Total liabilities	6,367	2,356
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 115,865,227 shares and 101,258,135 shares, respectively	94,883	90,273
Accumulated other comprehensive income	222	331
Accumulated deficit	(92,949)	(83,054)
Total shareholders’ equity	2,156	7,550
Total liabilities and shareholders’ equity	$8,523	$9,906

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2024	2023
Net Revenue	$19,155	$16,669
Cost of goods sold	(15,079)	(11,814)
Gross profit	4,076	4,855
Operating expenses:
Selling and marketing	6,108	4,378
General and administrative	7,866	5,355
Total operating expenses	13,974	9,733
Loss from operations	(9,898)	(4,878)
Other income (expenses):
Interest income	22	52
Interest expense	(11)	-
Other income (expense), net	17	5
Total other income (expense)	28	57
Loss before income taxes	(9,870)	(4,821)
Income tax provision	(25)	(33)
Net loss	$(9,895)	$(4,854)

Net loss per share - basic and diluted	$(0.09)	$(0.05)
Weighted average common shares outstanding - basic and diluted	107,481,563	100,922,834

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year ended December 31,
	2024	2023
Net loss	$(9,895)	$(4,854)
Other comprehensive (loss) income
Foreign currency translation adjustment	(109)	44
Total comprehensive loss	$(10,004)	$(4,810)

See accompanying notes to consolidated financial statements

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023 (In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2022	100,263,135	$89,680	$$287	$(78,200)	$11,767
Stock-based compensation	1,275,000	694	-	-	694
Shares withheld for taxes upon RSU vesting	(480,000)	(110)	-	-	(110)
Exercise of Pinestar Warrants	200,000	9	-	-	9
Net loss	-	-	-	(4,854)	(4,854)
Other comprehensive gain	-	-	44	-	44
Balance as of December 31, 2023	101,258,135	90,273	331	(83,054)	7,550
Stock-based compensation	3,397,959	1,078	-	-	1,078
Shares withheld for taxes upon RSU vesting	(909,493)	(150)	-	-	(150)
Exercise of Pinestar Warrants	974,808	44	-	-	44
Private Placement Offering, net of issuance costs	11,010,000	3,601	-	-	3,601
Exercise of Stock Options	136,250	37	-	-	37
Net loss	-	-	-	(9,895)	(9,895)
Other comprehensive loss	-	-	(109)	-	(109)
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(9,895)	$(4,854)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	56	63
Stock-based compensation	1,078	694
Change in allowance for credit losses	(183)	150
Write-off of obsolete inventory	1,223	-
Changes in operating assets and liabilities:
Accounts receivable	103	906
Inventories	(2,391)	237
Prefunded insurance premiums from financing	158	255
Prepaid expenses and other current assets	(89)	(261)
Other assets	139	(174)
Accounts payable	2,693	(354)
Accrued expenses	1,213	(470)
Taxes payable	-	(11)
Net cash used in operating activities	(5,895)	(3,819)

INVESTING ACTIVITIES:
Purchase of fixed assets	(27)	(73)
Net cash used in investing activities	(27)	(73)

FINANCING ACTIVITIES:
Net cash from revolving credit facility	291	-
Proceeds from the exercise of Pinestar Warrants	44	9
Repayments on insurance financing	(158)	(255)
Proceeds from the exercise of stock options	37	-
Net Proceeds from Private Placement Offering	3,601	-
Payment of taxes on RSU withholding	(150)	-
Net cash provided by (used in) financing activities	3,665	(246)

Net change in cash and cash equivalents	(2,257)	(4,138)
Effect of exchange rate changes on cash	(77)	34
Cash and cash equivalents, beginning of year	3,867	7,971
Cash and cash equivalents, end of year	$1,533	$3,867

Supplemental disclosure:
Cash paid during the year for:
Interest	$11	$-
Income taxes	$-	$35

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, during 2022, we developed and began to license THC infused cannabis products under the “Mary Jones” brand name in various U.S. states that permitted the sale of THC infused products. We also have a royalty-free license in perpetuity to intellectual property related to Mary Jones for us to license Mary Jones products for use only in Canada.

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc Mary Jones Holdings Inc., Mary Jones California, LLC, Mary Jones Michigan LLC, Pinestar Gold Inc. Mary Jones Washington LLC, Mary Jones Beverage LLC, Mary Jones Beverage (Michigan,) LLC Mary Jones Beverage (Canada) Inc. and Mary Jones Holdco 2, Inc. (collectively, the Subsidiaries).

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

Liquidity

As of December 31, 2024 and 2023, we had cash and cash-equivalents of approximately $1.5 million and $3.9 million, respectively, and working capital of approximately $2.0 million and $7.2 million, respectively. Net cash used in operations during fiscal years 2024 and 2023 totaled approximately $5.9 million and $3.8 million, respectively. The $2.3 million increase in cash used in operations in fiscal 2024, was driven by an increase in net loss after adjusting for non-cash items of $3.7 compared to the prior year which was offset by an increase in cash generated from non cash working capital of $1.7 million compared to the prior year. We incurred a net loss of approximately $9.9 million for the year ended December 31, 2024 compared to a net loss of approximately $4.9 million for the year ended December 31, 2023. Our accumulated deficit increased to $92.9 million as of December 31, 2024 compared to an accumulated deficit of $83.1 million as of December 31, 2023.

For the year ended December 31, 2024, net cash inflow from financing activities totaled approximately $3.7 million, compared to a net cash outflow of $0.2 million during the year ended December 31, 2023. During 2024, the Company completed a private placement offering, resulting in net cash proceeds of $3.6 million (Note 7), net proceeds from the revolving credit facility of $0.3 million and $0.1 million proceeds received from the exercise of warrants and options. This was offset by repayment on the insurance financing agreement amounting to $0.2 million and withholding taxes related to the RSUs of $0.2 million. The cash outflow in 2023 was primarily due to repayments on our insurance financing agreement, partially offset by proceeds received from the exercise of outstanding warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, the Company recently changed its senior leadership and is focusing on reducing its operating expenses while bring products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5,000,000, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

Based on management’s current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from under the Loan Agreement are sufficient to fund the Company’s operations for a period of at least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements. There is no assurance that management’s current operating plan will be successful.

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

Fair value measurements

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

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. Allowances for credit losses of approximately $0.1 million and $0.3 million as of December 31, 2024 and 2023, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for credit losses consists of the following for the years ended December 31 (in thousands):

	2024	2023
Beginning of year	$260	$110
Net charges to credit loss	133	259
Write-offs	(316)	(109)
End of year	$77	$260

As of December 31, 2024, one customer accounted for approximately 10.2% of our accounts receivable, whereas as of December 31, 2023, no individual customer represented a material concentration of our accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $1.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

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

For the years ended December 31, 2024, and 2023, the Company recorded no impairment loss related to these assets.

Foreign currency translation

The functional currency of our Canadian subsidiary is the Canadian dollar. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income. Transaction gains and losses arising from the transactions denominated in a currency other than the functional currency are included in other expense, net in the accompanying consolidated statements of operations.

Revenue recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) (Topic 606): Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled approximately $114,000 and $147,000 for the years ended December 31, 2024 and 2023, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended December 31, 2024 and 2023, our revenue was reduced by approximately $4.1 million and $1.6 million, respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, prompt pay discounts to these certain customers were considered immaterial to the related accounts receivable balances presented on the accompanying consolidated balance sheets.

Advertising costs

Advertising costs, including promotions and sponsorships, are expensed as incurred. For the years ended December 31, 2024, and 2023, we incurred advertising costs of $1.6 million and $1.2 million, respectively.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense within the operating expenses in the Consolidated Statements of Operations related to the fair value of employee stock-based awards ratably over the vesting period and only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed.

Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock.

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2024 or 2023.

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense. The Company’s tax returns for the years ended December 31, 2021 through 2024 remain subject to examination by their major tax jurisdictions.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2024 and 2023, outstanding stock options amounting to 8,647,984 and 11,407,772, respectively, and outstanding warrants of 5,945,400 and 27,521,945, respectively, were anti-dilutive.

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

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires entities to provide more detailed disclosures about income tax expenses (or benefits), including components of the expense (or benefit) and the nature of significant reconciling items. Entities must also disclose information about unrecognized tax benefits, including a tabular reconciliation of beginning and ending balances of unrecognized tax benefits, and details about valuation allowances, including the nature and amount of valuation allowances recorded and released during the period. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the updated standard on our consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update provides guidance on the scope application of profits interest and similar awards under Topic 718. The amendments improve clarity and understanding of paragraph 718-10-15-3, aiding entities in determining whether a profits interest award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the updated standard on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This update requires entities to disaggregate income statement expenses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the updated standard on our consolidated financial statements and disclosures.

In December 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This update provides guidance on accounting for induced conversions of convertible debt instruments, clarifying the criteria for determining whether settlements should be accounted for as an induced conversion. The amendments specify that an inducement offer must provide the debt holder with consideration meeting or exceeding the conversion privileges outlined in the instrument’s original terms. Additionally, the update addresses convertible debt instruments that are not currently convertible but included substantive conversion features at issuance and at the time of the inducement. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted ASU 2020-06. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and disclosures.

2.	Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2024	2023
Finished goods	$2,198	$1,380
Raw materials	1,340	1,012
	$3,538	$2,392

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

3.	Fixed Assets, net

Fixed assets, net consisted of the following as of December 31 (in thousands):

	2024	2023
Vehicles	$65	$65
Equipment	203	203
Office and computer equipment	262	235
	530	503
Accumulated depreciation	(422)	(366)
	$108	$137

Depreciation expense was $56,000 and $63,000, for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is primarily associated with the Company’s equipment and vehicles. The Company did not record any gains or losses from the disposals of fixed assets during 2024 and 2023.

4.	Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2024	2023
Employee benefits	$220	$317
Goods and services tax	155	-
Legal settlement	135	-
Sales and marketing	1,309	302
Other accruals	654	664
	$2,473	$1,283

5.	Revolving Credit Facility

The Company entered into a Revolving Financing and Assignment Agreement (the “RFAA”) which provides a revolving credit facility up to an amount of $2,000,000 (the “Total Credit Facility”) with an interest rate equal to the prime rate plus 3.50% per annum, with a floor rate of 6.00%. This facility is intended to meet the working capital needs and general corporate purposes of the Company.

Under the RFAA, the Company may draw up to 80% of the face amount of eligible accounts receivable. The Company is required to pay a commitment fee of 1.00% of the Total Credit Facility annually, and a collateral management fee of 0.15% is assessed monthly on the Total Credit Facility.

The RFAA will expire under the following conditions: (a) 36 months from the initial funding date, or (b) 30 days following the execution of legal documents if the initial funding has not occurred, or (c) May 31, 2024, if neither condition (a) nor (b) applies. The agreement will automatically renew for additional 36-month periods unless terminated by either party with a minimum of 60 days’ prior written notice.

The RFAA includes financial covenant requiring the Company to maintain net assets, excluding intangible assets and amounts outstanding under the RFAA, in excess of $3.5 million. As of December 31, 2024, the Company was not in compliance with this financial covenant.

The revolving credit facility is secured by a continuing security interest in the Company’s personal property and fixtures, including accounts receivable, inventory, equipment, and intellectual property.

On February 24, 2025, the Company made a payment of $0.1 million to fully repay the Total Credit Facility and formally terminated the RFAA. Following this payment, the Company was released from any further liabilities under the terms of the RFAA.

As of December 31, 2024, the balance of the RFAA was $0.3 million (December 31, 2023 – $nil).

6.	Membership Agreement Obligation

On September 1, 2022 we entered into a membership/licensing agreement with Saltbox Inc. This agreement gives us right to our portion of a shared office (“Suite”) and warehouse facility in Seattle, WA. The structure of the agreement is a revocable license to access the suite and warehouse. The relationship between Saltbox Inc. and Jones Soda is that of a licensor and licensee only, and not a landlord-tenant or lessor-lessee relationship. The agreement does not give right, title, interest, easement, or lien in or to Saltbox Inc’s business, the Suite, the Premises, or anything contained therein, nor will the Agreement be interpreted or construed as a lease. Thus, we will not be recording a lease liability or right-of-use asset associated with this agreement. The term of the agreement is for 1 year with an option to renew and 12 monthly payments of $8,000 payable each month. Upon renewal, the Company elected to enter into a month-to-month arrangement with Saltbox. Under this arrangement, the Company pays $9,000 per month. The Company provided notice on February 28th, 2025 that it will exit the month to month agreement as it found lower cost facilities.

7.	Shareholders’ Equity

The Company issued 7,535,000 units (“Units”) on July 26, 2024, 1,600,000 Units on July 31, 2024, and 1,875,000 Units on August 21, 2024, for total net proceeds of $3.6 million. Each Unit is composed of: (i) one common share in the capital of the Company (each, a “Common Share”); and (ii) one-half of one detachable share purchase warrant (each whole warrant, a “Warrant”). Each whole Warrant is exercisable into one Common Share (each, a “Warrant Share”) at a price of $0.50 per Warrant Share for a period of 24 months from the date of issuance. The Company has the right to accelerate the expiry date of the Warrants to the date that is 30 days following delivery of a notice of acceleration to holders of Warrants if, at any time, the closing price of the Common Shares exceeds $0.80 for five consecutive trading days. The Warrants were classified as equity, and the Company recorded their fair value of $1 million as part of common shares.

In connection with the offering, the Company paid Dominari Securities LLC (“Dominari”) an aggregate of $166,158 in cash commission, representing 4.0% of the aggregate gross proceeds raised in the offering, and issued Dominari an aggregate of 440,400 warrants as compensation for Dominari’s services (the “Broker’s Warrants”). For accounting purposes, the Company estimated the fair value of the Broker’s Warrants at the grant date to be $0.1 million, utilizing the Black-Scholes option pricing model. The assumptions used in the model included a risk-free interest rate of 3.81%, an expected life of 2 years, an expected volatility of 76%, and an expected dividend yield of 0%. The amount was recognized as share issuance costs.

On May 16, 2022, our shareholders approved the adoption of the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2011 Plan (defined below) and provides for the granting incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. Under the terms of the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance as awards under the 2022 Plan.

1,936,074 shares of common stock reserved under the terms of our 2011 Incentive Plan (the “2011 Plan”) but unissued were transferred to the reserve for the 2022 Plan. Thus, the total number of shares of common stock authorized under the Plan was 11,936,074 shares.

Under the terms of the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors and independent contractors. Stock options are granted with an exercise price equal to the closing price of our stock on the date of grant, and generally have a ten-year term. As of December 31, 2024, there were 2,938,539 shares of unissued common stock authorized and available for future awards under the Plan.

a.	Stock options:

A summary of our stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Outstanding Options
	2024		2023
	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)
Opening	11,407,772	$0.26	3,369,332	$0.41
Granted	1,200,000	0.25	9,659,900	0.23
Exercised	(136,250)	0.27	-	-
Forfeited / Expired	(3,823,538)	0.25	(1,620,560)	0.41
Closing	8,647,984	$0.26	11,407,772	$0.26
Exercisable	5,963,812	$0.27	3,599,020	$0.32

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans at December 31, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.15 to $0.50	8,447,660	7.93	$0.25	5,768,176	7.64	$0.26
$0.51 to $1.09	200,324	6.70	0.64	195,636	6.69	0.64
	8,647,984	7.90	$0.26	5,963,812	7.61	$0.27

b.	Restricted stock awards:

Beginning on May 13, 2022, the Company’s Board of Directors (the “Board”) determined that it was in the best interests of the Company to periodically award restricted stock units as equity compensation for non-employee directors upon the recommendation of the Compensation and Governance Committee of the Board in lieu of stock options. Each restricted stock unit granted vests incrementally over the period in the specific award agreement, and certain restricted stock awards will immediately vest upon the occurrence of a “Change in Control” as defined in the 2022 Plan. For the period from January 1, 2020 through February 15, 2022, equity compensation for non-employee director service consisted of the grant of an annual non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by the closing share price (as quoted on the OTCQB marketplace) on the date of grant (which was the first trading day in January in each calendar year), and such stock option award had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. Prior to February 15, 2022, when joining the Board, each non-employee director was previously granted a non-qualified stock option award that vested on the first anniversary of the date of grant (subject to the director’s continuing service as of such anniversary date), with the number of shares underlying such award being determined by dividing $25,000 by our closing stock price on the first trading day following the date on which such director is appointed, prorated based on the date on which such director is appointed, and which stock option shall be granted as of the first trading day following the date on which such director was appointed, and had an exercise price equal to our closing share price (as quoted on the OTCQB marketplace) on the date of grant. The stock option and restricted stock unit awards described above are governed by either the 2022 Plan or the 2011 Plan (if granted prior to the adoption of the 2022 Plan) and standard form of stock option grant notice and agreement and standard form of restricted stock unit grant notice and agreement.

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

A summary of our 2024 and 2023 restricted stock units activity is as follows:

	2024			2023
	Number of Units	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)	Number of Units	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Opening, Unvested Restricted Stock Units	600,000	$0.26	9.1	-	$-	-
Granted	2,797,959	0.14		1,800,000	0.26
Vested	(3,397,959)	(0.16)		(1,200,000)	(0.26)
Closing, Unvested Restricted Stock Units	-	$-	-	600,000	$0.26	9.1

c.	Stock-based compensation expense:

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

At December 31, 2024, we had unrecognized compensation expense related to stock options and non-vested stock of $467,886 to be recognized over a weighted- average period of 0.61 years.

The following table summarizes the stock-based compensation expense (in thousands):

	2024	2023
Stock options	$537	$485
Common stock award	-	17
Restricted stock	541	192
	$1,078	$694
Consolidated Statements of Operations account:
Selling and marketing	$-	$32
General and administrative	1,078	662
	$1,078	$694

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	2024	2023
Expected dividend yield	-	-
Expected stock price volatility	85.90% to 89.60%	87.50%
Risk-free interest rate	4.20% to 4.30%	3.90%
Expected term (in years)	5.80 to 6.50	5.80
Weighted-average grant date fair-value	$ 0.17 to 0.20	$0.17

During the year ended December 31, 2024 and 2023, no material modifications were made to outstanding stock options.

As of December 31, 2024, and December 31, 2023, the aggregate intrinsic value of stock options outstanding was $7,000 and $nil, respectively. For stock options exercisable, the aggregate intrinsic value as of these dates was also $7,000 and $nil, respectively. The intrinsic value of both outstanding and exercisable stock options is determined as the difference between the quoted market price of the Company’s stock at the balance sheet date and the exercise price of the option.

The total intrinsic value of options exercised during the years ended December 31, 2024, and December 31, 2023, was $17,300 and $nil, respectively. During these periods, the number of options exercised totaled 136,250 and nil, respectively. The Company maintains a policy of issuing new shares upon the exercise of stock options.

d.	Warrants

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

During the year ended December 31, 2024, Pinestar Warrants in the amount of 974,808 were exercised at the exercise price of $0.06 CAD, for total proceeds of $44,000. As of December 31, 2024, there were no warrants outstanding.

Others:

As discussed above the Company issued 5,505,000 warrants, each priced at $0.50 per Warrant Share, exercisable for a period of 24 months from the issuance date. Additionally, 440,400 Broker’s Warrants were issued in relation to private placements completed during the year ended December 31, 2024. As of December 31, 2024, these warrants remained outstanding.

The following table summarizes the Company’s outstanding warrants as of December 31, 2024:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	1.57	$0.50	3,767,500
July 31, 2026	800,000	1.58	0.50	800,000
August 21, 2026	937,500	1.64	0.50	937,500
	5,945,400			5,945,400

8.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make any contributions to the 401(k) plan. During the years ended December 31, 2024 and 2023 we did accrue and fund our employees’ 401(k) accounts in 2024 and 2023 for matching contributions in the amount of $32,000 and $36,000, respectively.

9.	Commitments and Contingencies

Commitments

As of December 31, 2024, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $1.6 million in 2025.

Legal proceedings

We are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability, other general liability claims and government and regulatory actions, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On March 25, 2024, our indirect wholly owned subsidiary, Mary Jones Michigan LLC (“MJM”), received a Notice of Claims (“Core Claim”) for arbitration from Core Manufacturing, LLC (“Core”), who claimed that the Company was in breach of its commitments under the agreement between the Company and Core. Core is seeking, amongst other damages, the enforcement of the break-up fee provision in such agreement, which they calculate to be $7,220,357.

MJM is also seeking from P3 Capital Partner LLC (“P3”), an entity related to Core, the return of a $155,700 deposit previous paid to P3 in connection with the license and manufacturing agreement between MJM and P3. MJM filed for litigation in Michigan federal court asserting claims for fraud, conversion, and breach of contract against P3 (the “P3 Litigation” and together with the Core Claim, the “Litigation Matters”).

In February 2025, a confidential settlement agreement was entered into between all the parties to the Litigation Matters, which has resulted in the settlement and/or dismissal of both Litigation Matters.

10.	Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2024	2023
Current
State	$3	$13
Foreign	22	20
Provision for income taxes	$25	$33

Loss before income taxes was as follows for the years ended December 31 (in thousands):

	2024	2023
United States	$(9,980)	$(4,901)
Foreign	110	80
Total	$(9,870)	$(4,821)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2024	2023
Federal statutory rate	21%	21%
Effect of:
Permanent differences	(0.14)	(0.13)
Stock Compensation	(2.33)	(1.15)
State income taxes, net of federal benefit	3.71	1.35
Change in valuation allowance	(24.19)	(22.57)
Other, net	1.52	0.83
Provision for income taxes	(0.43)%	(0.67)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2024	2023
Federal and state net operating loss carryforwards	$18,965	$16,872
Stock-based compensation	303	262
Other, net	336	82
Total deferred tax asset	19,604	17,216
Valuation allowance	(19,604)	(17,216)
Net deferred tax asset	$-	$-

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2024 and December 31, 2023, the valuation allowance increased by $2.4 million, and $1.03 million, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of $54.9 million, and $22.6 million respectively, which expire at various times commencing 2025. We also had net operating loss carryforwards for federal and state income tax purposes of $28.1 million, and $2.8 million, respectively, that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2024 and 2023.

We are no longer subject to U.S. Federal examination for tax years ending before 2020, to state examinations before 2019, or to foreign examinations before 2019.

However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating losses or credit carryforward. At December 31, 2024, we were not under examination by a tax authority. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

11.	Segment Information

The Company’s operating and reportable segments consist of the following:

Beverages: This segment includes both Jones Soda’s traditional craft sodas, known for their unique flavors, pure cane sugar formulation, and consumer-driven branding as well as our modern soda’s such as Pop Jones, Fiesta Jones and hemp derived products such as HD9. The products are distributed through various channels, including retail stores, foodservice outlets, and direct-to-consumer platforms.

Cannabis-Derived (THC) Beverages: This segment features beverages and edibles infused with cannabis-derived THC compounds. These products cater to alternative lifestyle markets and are distributed through regulated channels such as licensed dispensaries. Each State in the US has specific regulations to the sales and distribution of these products. In Canada these products are federally regulated. Our distribution relationships typically involve licensing our THC formulated products to Cannabis companies that hold licenses in a specific state or province.

The Chief Operating Decision Maker (“CODM”) of the Company, who is also the Chief Executive Officer (“CEO”), is responsible for evaluating the performance of the Company’s operations. The evaluation focuses primarily on key financial metrics such as net operating revenues and operating income (loss). Based on this consolidated approach to assessing performance and allocating resources, the Company does not present additional segment information in its financial disclosures.

Details regarding the Company’s operations by reportable segment are presented as follows:

(in thousands)	2024	2023
Segment Results – Net sales
Beverages	$17,793	$15,414
Cannabis-Derived (THC) Beverages	1,362	1,255
Total	$19,155	$16,669

Segment Results – Income (loss) from operations
Beverages	$(9,733)	$(4,427)
Cannabis-Derived (THC) Beverages	(165)	(451)
Total	$(9,898)	$(4,878)

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the years ended December 31, 2024, and 2023:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

(in thousands)	2024	2023
Segment Results – Net sales
United States	$15,670	$13,537
Canada	3,485	3,072
Other countries	-	60
Total	$19,155	$16,669

Net sales generated in the United States accounted for 82% and 81% of total revenue in 2024 and 2023, respectively.

Income (Loss) from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

(in thousands)	2024	2023
Segment Results – Income (loss) from operations
United States	$(10,406)	$(5,647)
Canada	508	751
Other countries	-	18
Total	$(9,898)	$(4,878)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

12.	Insurance Premium Financing

Effective November 15, 2024, the Company entered into a one year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $191,000. Repayments are made quarterly on January 15, 2025, April 15, 2025, and by July 15, 2025, the entirety of the financing is paid off in full. The interest rate is 8.99% and there are no covenants associated with this agreement.

13.	Related party Transactions

During the year ended December 31, 2023, 200,000 Pinestar Warrants, as described in Note 7 were exercised by one of our Board members, Paul Norman, at the exercise price of $0.06 CAD, for total proceeds of $9,000.

14.	Subsequent Events

Subsequent to December 31, 2024, the Company entered into a $5 million facility (the “Facility”) with Two Shore Capital Corp. (“Two Shores”). The funds available under the Facility are expected to be used for working capital purposes, and the Facility itself is secured by all of the assets of the Company and its subsidiaries. Advances drawn under the Facility will bear an interest rate of 13.75% per annum.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this Annual Report on Form 10-K due to material weaknesses as describe herein. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

● The Company had key senior accounting personnel transitioned over the course of the year-end process from the end of 2024 through the beginning of 2025. As a result, adjustments to the year end balances were required to be made.

● During the transition period noted above the Company lacked sufficient resources with respect to the number of people employed in its accounting department and the adequacy of their training in relation to its financial reporting requirements.

Planned Remediation

● The Company announced a new experienced CFO in February, 2025. The Company hired additional CPA consultants to complete the year end audit.

● The Company is now through that transition and the new leadership team will ensure previously effective controls are followed by the time we report the second quarter interim results and reinforced adherence to the set of internal controls that Company has previously successfully abided by over the past years.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2024 Annual Meeting of Shareholders (our “2024 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Compliance with Section 16(a),” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2024, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2025 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2024, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2024 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners And Management.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2024, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2024, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a) )

Equity Compensation Plans Approved by Shareholders	11,407,772	$0.26	6,330,250
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	11,407,772	$0.26	6,330,250

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, will be included in our 2025 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Independence of Board of Directors.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2024, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2025 Proxy Statement, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Audit-Related Fees.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2024, our fiscal year end.

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

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant’s Securities (Filed herewith).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).
4.4	Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).
4.5	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
4.6	Form of Non-Transferable Warrant to Purchase Common Shares of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 4.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
10.1	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3	Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.4	Employment Agreement dated February 12, 2025, between the Company and Brian Meadows (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.5	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.6	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.7	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to Exhibit 10.7 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.8	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to Exhibit 10.8 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.9	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Previously filed with, and incorporated herein by reference to Exhibit 10.9 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.10	Revolving Financing and Assignment Agreement dated May 17, 2024 between Jones Soda Co. (USA) Inc. and Amerisource Funding Inc. Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on August 14, 2024; File No. 000-28820).
16.1	Letter from Armanino LLP (Previously filed with, and incorporated herein by reference to, Exhibit 16.1 to our current report on Form 8-K, filed on July 18, 2023; File No. 000-28820).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Berkowitz, Pollack Brant Advisors + CPAs (Filed herewith).
31.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	JONES SODA CO.

	By:	/s/ Brian Meadows
Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Scott Harvey and Brian Meadows and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date
/s/ SCOTT HARVEY	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Scott Harvey

/s/ BRIAN MEADOWS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Brian Meadows

/s/RONALD DISSINGER	Director	March 31, 2025
Ronald Dissinger

/s/ PAUL NORMAN	Chairman of the Board, Director	March 31, 2025
Paul Norman

/s/ CLIVE SIRKIN	Director	March 31, 2025
Clive Sirkin

/s/ GREGG REICHMAN	Director	March 31, 2025
Gregg Reichman

/s/ MARK MURRAY
Mark Murray	Director	March 31, 2025

-55-