Form 10-K/A
period 2024-12-31
JONES SODA CO
filed 2025-05-01
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

1522 Western Avenue, Suite 24150, Seattle, WA 98101

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,708,553 using the closing price on that day of $0.528.

As of April 29, 2025, there were 115,867,659 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), originally filed by Jones Soda Co. with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. Unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 1 to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly-owned subsidiaries. In addition, unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 1 to “Jones Soda” refer to our premium beverages, including Jones® Soda sold under the trademarked brand name “Jones Soda Co.®”

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2025 annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2024. Accordingly, this Amendment No. 1 is being filed solely to:

●	amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2024 Annual Report, in their entirety as set forth herein; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as set forth above, no other Items of our 2024 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2024 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2024 Annual Report.

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of our directors and executive officers as of April 29, 2025. Our Board of Directors (the “Board” or “Board of Directors”) is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under United States federal securities laws.

Name	Age	Title
Scott Harvey	63	Chief Executive Officer and President
Brian Meadows	60	Chief Financial Officer
Jerry Goldner	57	Chief Growth Officer
Gabe Carimi	36	Vice President of Operations
Paul Norman	60	Chairman of the Board of Directors
Ronald Dissinger	66	Director
Clive Sirkin	62	Director
Gregg Reichman	64	Director
Mark Murray	66	Director

Executive Officers

Scott Harvey, Chief Executive Officer and President

Scott Harvey was appointed as the Company’s Chief Executive Officer and President on February 5, 2025. Prior to joining the Company, Mr. Harvey served as Brand President of Dunn Brothers Coffee, a chain of coffee shops offering small-batch roast coffee, from July 2023 to February 2025. He has also held executive posts with Golden Krust Caribbean Bakery as President and Chief Executive Officer from January 2022 to July 2023, Black Rifle Coffee Company as President and Chief Operating Officer from September 2018 to August 2021, Nathan’s Famous as Executive VP from July 2015 to September 2018 and Einstein Noah Restaurant Group as SVP Restaurant Operations from January 1995 to June 2015. Mr. Harvey earned a B.S. in hotel and restaurant management from Johnson & Wales University.

Brian Meadows, Chief Financial Officer

Brian Meadows was appointed as the Company’s Chief Financial Officer on February 5, 2025. Mr. Meadows brings to the Company experience as a senior executive of companies in several industries. Since October 2020, Mr. Meadows has served as Chief Financial Officer of Atmofizer Technologies Inc. (CSE: ATMO) (OTC PINK: ATMFF), a clean technology company. From December 2020 to December 2024, Mr. Meadows served as Chief Financial Officer for Simply Better Brands Corporation (TSXV: SBBC) (OTCQX: SBBCF), a platform with diversified assets in the plant-based and wellness consumer product categories, and from 2018 to 2020 he worked as an independent consultant. From 2007 to 2018, Mr. Meadows served as Chief Financial Officer and from 2011 until 2018 he served as President of GLG Life Tech Corporation (TSX: GLG), a sustainable and vertically integrated producer of zero-calorie natural sweeteners. Mr. Meadows holds a BBA from Wilfrid Laurier University and an MBA from the University of Glasgow and has both Certified Financials Analyst (CFA) and a Certified Public Accountant (CPA) designations.

Jerry Goldner, Chief Growth Officer

Jerry Goldner was appointed as the Company’s Chief Growth Officer in October 2023. Mr. Goldner’s career spans across many senior executive leadership positions at companies in the food and beverage industry, and he has a long-proven history in creating and accelerating company value and growth. Prior to this appointment as the Company’s Chief Growth Officer, Mr. Goldner served in various roles with Stryve Foods, a healthy snack company, from April 2021 to October 2023, including SVP Marketing/GM from May 2023 to October 2023, Chief Customer Officer from August 2022 to October 2023 and Vice President of Sales from April 2021 to August 2022. He also served as the Chief Growth Officer at CFH, Ltd/CFH Bioscience Ltd, a vertically integrated CBD company based in Colorado from September 2020 to April 2021 and President of Skout Backcountry, an organic, plant-based snack company, from April 2017 to September 2020. Mr. Goldner has held various other positions including Senior Vice President of Sales for Farmwise, GM/SVP at Saxco International, Vice President North American Marketing and Sales for Owens-Illinois, Vice President North American Sales for Tribe Foods/Nestle and Director Marketing, Senior Director Alternate Channel Innovation, Director Account Specific Marketing, Director Promotions/Marketing Services, Senior Manager Trade Marketing Innovation, and Senior Sales Manager Gulf States team for the Kellogg Company over his 19 years. Mr. Goldner holds an MBA from Rockhurst University and an undergraduate degree in Marketing from the University of Missouri where he also worked for Coca-Cola and Anheuser/Busch.

Gabe Carimi, Vice President of Operations

Gabe Carimi has served as our Vice President of Operations since March 4, 2024 and General Manager of Mary Jones since October 2024. Prior to that, in February 2017, Mr. Carimi Co-Founded and served as Co-Chief Executive Officer of Stryve Biltong, a healthy snack company, from February 2017 to December 2019. From 2011 until 2015, Mr. Carimi was a professional football player playing for the Atlanta Falcons, Tampa Bay Buccaneers and Chicago Bears. Mr. Carimi received his Bachelor of Science in engineering from University of Wisconsin-Madison.

Directors

Paul Norman, Chairman of the Board of Directors

Paul Norman has been a director of the Company since August 2019 and has served as the Chairman of the Company’s Board of Directors since March 15, 2022. In addition, from October 25, 2024 to February 5, 2025, Mr. Norman served as Interim Chief Executive Officer of the Company and from November 12, 2024 until February 5, 2025, he served as Interim Chief Financial Officer of the Company. Mr. Norman is a global consumer products leader with over 30 years of experience creating brand and shareholder value. He currently serves as a director on the board of directors of Simply Better Brands Corp. (TSX: SBBC) (OTCQB: PKANF), a platform with diversified assets in the plant-based and wellness consumer product categories. Mr. Norman previously served as the President of CHW Acquisition Corporation (Nasdaq: CHWA), a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, from February 2021 to August 2022, when such company completed a business combination transaction. From 2019 to 2020, he served as chairman and CEO of HeavenlyRx, a privately held CBD wellness company. Prior to HeavenlyRx, Mr. Norman spent three decades at the Kellogg Company, the multinational food-manufacturing company, where he served as President of Kellogg’s North American business from 2015 to 2018, and Chief Growth Officer from 2013 to 2015. In addition to his time at Kellogg, from 2016 to 2018 Mr. Norman served as a member of the Grocery Manufacturers Association board of directors, where he served on the executive committee. He also served as a Trustee of the Food Marketing Institute Foundation board from 2016 to 2018. Mr. Norman received a bachelor’s degree with honors in French from Portsmouth Polytechnic. Mr. Norman was originally an “Investor Designee” of Heavenly Rx, as defined in the Investor Rights Agreement between the Company and Heavenly Rx (the “IRA”) and was appointed to the Board of Directors in accordance with the terms and conditions of such agreement. We believe Mr. Norman is qualified to serve as a director of our Company because of hjs extensive experience in the food and beverage industry as well as his experience holding senior executive positions in a Fortune 500 public company.

Ronald Dissinger, Director

Ronald Dissinger has served as a director of the Company since May 2023 and from November 4, 2024 until November 12, 2024, he served as Interim Chief Financial Officer of the Company. Prior to joining the Board, from January 2010 until his retirement in 2017, Mr. Dissinger served as the Senior Vice President and Chief Financial Officer of the Kellogg Company. Previously, Mr. Dissinger had served in a number of financial roles with the Kellogg Company, including Assistant Controller, Vice President and Chief Financial Officer Europe, and Vice President and Chief Financial Officer North America. Mr. Dissinger obtained a bachelor of science from Albright College in 1980 and is also a Certified Management Accountant. We believe Mr. Dissinger brings to our Board of Directors executive leadership experience and expertise and finance and accounting.

Clive Sirkin, Director

Clive Sirkin has been a director of the Company since August 2019. Mr. Sirkin is a seasoned marketing executive who has held various executive roles in large multinational consumer packaged goods companies. He was most recently the Chief Growth Officer for the Kellogg Company from January 2016 through February 2019. In this capacity he was a member of the company’s Executive Committee and was responsible for research and development, innovation, sales, marketing, research and analytics and setting the category strategy for the company. Prior to Kellogg, Mr. Sirkin served as the Chief Marketing Officer of Kimberly-Clark from March 2012 to November 2015, overseeing all marketing across their business to business and business to consumer divisions. This followed a more than 16 year career in advertising at Leo Burnett, where he served in various leadership capacities across multiple geographies culminating in being named Group Managing Director with responsibility for setting the global business strategy for the group. He also served on the Global Executive Committee and the board of the company. Mr. Sirkin currently serves on the boards of Screendragon ltd., Fyllo Tech, UCAN and 70 Faces Media. He earned a B. Comm. degree from the University of Witwatersrand in South Africa. Mr. Sirkin was originally an “Investor Designee” of Heavenly Rx, as defined in the IRA, and was appointed to the Board of Directors in accordance with the terms and conditions of such agreement. We believe Mr. Sirkin is qualified to serve on our Board of Directors because of his marketing expertise and experience in the food industry.

Gregg Reichman, Director

Gregg Reichman has been a director of the Company since February 2023. Mr. Reichman has served as the Co-Founder of Active Funding Group LLC (“AFG”) since 2009, a business that focuses on entrepreneurial real estate ventures and on the distressed real estate sector. Under Mr. Reichman’s guidance, AFG grew from a startup to a successful private lending company. We believe Mr. Reichman brings to our Board of Directors executive leadership experience and experience with mergers and acquisitions.

Mark Murray, Director

Mark Murray was our President and Chief Executive Officer from December 2020 through June 2023, and has been a director of the Company since May 2021. Prior to that, he was the President of JGC Food Company (“JGC”), a privately-owned food manufacturer specializing in fresh soups, sauces, sides, and entrées, a position he held from 2017 to May 2019, and was previously the Vice President of Sales and Marketing of JGC from 2013 to 2017. In addition, he was previously the Vice President of Sales of Harry’s Fresh Foods from 2011 and 2013 and Vice President of National Accounts of Solo Cup Company from 2008 to 2011. Previous to 2008, Mr. Murray held numerous other roles in sales and marketing, including a 22-year career with Kraft Foods. Mr. Murray received a Bachelor of Arts degree in Marketing, from Michigan State University. We believe Mr. Murray is qualified to serve on our Board of Directors because he brings first-hand knowledge of the Company’s day-to-day operations as well as an understanding of the operational, financial and strategic issues facing our Company.

Committee of our Board of Directors

The Board has an Audit Committee, a Compensation and Governance Committee (the “Compensation Committee”), and a Mergers and Acquisitions and Investments Committee. Our entire Board serves in place of a Nominating Committee, and our independent directors are responsible for, among other things, identifying individuals qualified to become members of our Board and approving director candidates for election to our Board. The composition and responsibilities of each of the committees of our Board of Directors are described below. Members serve on these committees until their death, resignation or until otherwise determined by our Board of Directors. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee represents our Board in discharging its responsibilities relating to our accounting, reporting, financial and internal control practices, and any related party transactions. Among its responsibilities, the Audit Committee: is responsible for selecting, retaining or replacing our independent auditors; reviewing the scope, fees and result of their audit; reviewing the independence of our auditors; reviewing and approving any non-audit services and related fees; being informed of the auditors significant audit findings and management’s responses; reviewing the adequacy of our accounting and financial personnel; reviewing our financial reporting processes and internal controls over financial reporting and disclosure controls and procedures; and overseeing legal and regulatory compliance matters, including reviewing and approving all significant related party transactions and potential conflict of interest situations. In addition, the Audit Committee reviews our quarterly and annual financial statements and recommends their acceptance to the Board. The Audit Committee also periodically reviews, in consultation with the Compensation Committee, our Code of Conduct and Code of Ethics, and establishes and reviews (a) procedures for receipt, retention and treatment of complaints regarding our accounting, internal controls and auditing matters; and (b) procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under a written charter setting forth the functions and responsibilities of the committee, which is reviewed by the committee on a periodic basis, and by the Board as appropriate. A current copy of the charter is available on our website at www.jonessoda.com under the Investor Relations tab under the heading “Corporate Governance.”

The Audit Committee is currently comprised of Messrs. Dissinger, (Chair), Sirkin, and Reichman. The Board have determined that, after consideration of all relevant factors, Messrs. Dissinger, Sirkin, and Reichman qualify as an “independent” director under applicable SEC and Nasdaq rules. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years. The Board have determined that Ronald Dissinger qualifies as an “audit committee financial expert” as defined under applicable SEC rules.

Compensation and Governance Committee

The Compensation Committee is currently comprised of Mr. Sirkin (Chair), Mr. Reichman, and since November 12, 2024, Mr. Dissinger. Our Board has determined that, after consideration of all relevant factors, each of the directors who served on the Compensation Committee during the year ended December 31, 2024, except for Mr. Murray who briefly served on the Compensation Committee from October 25, 2024 to November 12, 2024 to replace Mr. Norman who resigned from the Compensation Committee on October 25, 2024 in connection with his appointment as the Company’s Interim Chief Executive Officer, qualified as “independent” and “non-employee” directors under applicable Nasdaq and SEC rules and qualified as an “outside director” pursuant to the Internal Revenue Code and the regulations promulgated thereunder. The Compensation Committee makes recommendations to our Board regarding our general compensation policies as well as the compensation plans and specific compensation levels for our executive officers.

The Compensation Committee has a number of functions and responsibilities as delineated in its written charter, which is reviewed by the committee on an annual basis, and by our Board as appropriate. A copy of the Compensation Committee charter is available on our website at www.jonessoda.com under the Investor Relations tab under the heading “Corporate Governance.”

The primary functions of the Compensation Committee are to (i) assist our Board with its responsibilities relating to compensation of our Chief Executive Officer and other executives, employees and directors who are not our employees, (ii) advise our Board in connection with our retirement, welfare and other benefit plans, (iii) develop, update, as necessary, and recommend to our Board corporate governance principles and policies applicable to us, and monitor compliance with such principles and policies and (iv) administer our Clawback Policy. The Compensation Committee, when appropriate, may delegate authority to subcommittees and may delegate authority to one or more designated members of the committee, our Board or our officers. Additionally, the Compensation Committee, in its sole discretion, may retain compensation consultants, independent counsel, accounting and other professionals without seeking approval of our Board of Directors with respect to the selection, fees or retention terms for these advisors. The Compensation Committee did not retain a compensation consultant in 2024.

Under its charter, the Compensation Committee establishes and annually reviews policies regarding executive compensation. With respect to our Chief Executive Officer, the Compensation Committee solicits input from the full Board and, based on that input, develops corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives and recommends to our Board the Chief Executive Officer’s compensation based on this evaluation and other relevant information. For other executive officers, the Chief Executive Officer provides the Compensation Committee with a performance assessment and recommendation regarding performance goals and compensation. The Compensation Committee reviews this information and the recommendations, as well as other relevant information, and recommends the compensation of these officers on an annual basis to our Board for approval. With respect to equity grants, the Compensation Committee has the authority, without approval from our Board, to approve all equity awards to employees and executive officers, although our general practice is to obtain approval from our Board of equity awards.

The Chief Executive Officer reports to the Compensation Committee periodically on the results of the evaluations of our executive officers (other than the Chief Executive Officer). In addition to the Chief Executive Officer’s involvement in setting individual performance goals, conducting evaluations and making compensation recommendations for other executive officers, our management team plays an active role in updating the Compensation Committee on the trends and challenges of hiring, retaining and competing for talent. The management team periodically suggests alternative forms of compensation or compensation strategies to assist the Compensation Committee in recommending to our Board compensation packages that will enable us to attract and retain key talent.

Under its charter, the Compensation Committee also reviews director compensation practices, including analysis of our practice in comparison to other companies, and recommends to our Board revisions to the Company’s director compensation program. In addition, the Compensation Committee develops, periodically reviews and recommends to our Board director and executive stock ownership guidelines, and provides oversight and recommendations to our Board regarding our tax-qualified and nonqualified benefit plans. In addition, the Compensation Committee develops and recommends to our Board procedures for selection of the Chairperson of the Board, and helps develop an annual meeting calendar for our Board. The Compensation Committee recommends to our Board, as appropriate, the number, type, functions and structure and independence of the committees of our Board, and helps determine procedures for selection of the Chief Executive Officer and assists with the development and maintenance of a succession plan. The Compensation Committee also periodically reviews, in consultation with the Audit Committee, our Code of Conduct and Code of Ethics, and consults with and supports the Audit Committee with respect to the establishment of (a) procedures for receipt, retention and treatment of complaints regarding our accounting, internal controls and auditing matters; and (b) procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Compensation Committee also develops, reviews and recommends such other corporate governance policies and principles as it deems appropriate.

Mergers and Acquisitions and Investment Committee

The Mergers and Acquisitions and Investments Committee examines possible strategic acquisitions and significant investments by us to formulate recommendations concerning any such possible transactions to our Board as a whole. The Mergers and Acquisitions and Investments Committee is currently comprised of Messrs. Reichman (Chair), Dissinger, and Norman.

Director Nominations Process

We do not have a separate nominating committee as our entire Board performs the functions of a nominating committee. Our independent directors are responsible for, among other things, identifying individuals qualified to become members of our Board and approving director candidates for election to our Board, including the development of policies and procedures to assist in the performance of these responsibilities. In the event there is a vacancy on our Board, the independent members of our Board will initiate the effort to identify appropriate director candidates. The independent members of our Board will also periodically review the appropriate size of our Board, any appropriate restrictions on service on our Board, such as term limits and retirement policy, standards regarding our definition of “independence,” establish performance criteria/expectations for director performance, and oversee the criteria and method for evaluating the effectiveness of our Board.

Code of Ethics and Code of Conduct

We have a Code of Ethics that applies to our Chief Executive Officer and other senior financial officers, as well as a Code of Conduct applicable to all directors, officers and employees. A copy of each is posted on our website at www.jonessoda.com under the Investor Relations tab, under “Corporate Governance” and under the headings “Code of Ethics” and “Code of Conduct,” respectively. If we waive any material provision of our Code of Conduct or Code of Ethics for our Chief Executive Officer or senior financial officers or substantively change the codes, we will disclose that fact on our website within four business days.

Anti-hedging

As part of our Insider Trading Policy, all of our officers, directors and employees are prohibited from engaging in short sales of our securities and any hedging or monetization transactions involving our securities. Our Insider Trading Policy further prohibits such persons from holding our securities on margin in a margin account or otherwise pledging our securities. As of December 31, 2024, none of our directors or executive officers had pledged any shares of our common stock.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require the Company to identify any Reporting Person who failed to file any such report on a timely basis.

Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that all Reporting Persons filed all required Section 16(a) reports on a timely basis for fiscal year 2024, except as follows: Ronald Dissinger failed to file a Form 4 to report the vesting of 145,348 Restricted Stock Units (“RSUs”) into 145,348 shares of common stock on December 31, 2024, a late Form 4 on October 18, 2024 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on September 30, 2024 and a late Form 4 on September 9, 2024 to report the vesting of 290,697 RSUs into 290,697 shares of common stock on June 30, 2024; Paul Norman failed to file a Form 4 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on December 31, 2024, a late Form 4 on October 18, 2024 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on September 30, 2024 and a late Form 4 on September 9, 2024 to report the vesting of 290,697 RSUs into 290,697 shares of common stock on June 30, 2024; Clive Sirkin failed to file a Form 4 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on December 31, 2024, a late Form 4 on October 18, 2024 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on September 30, 2024 and a late Form 4 on September 9, 2024 to report the vesting of 290,697 RSUs into 290,697 shares of common stock on June 30, 2024; Gregg Reichman failed to file a Form 4 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on December 31, 2024, a late Form 4 on October 18, 2024 to report the vesting of 145,348 RSUs into 145,348 shares of common stock on September 30, 2024, and a late Form 4 on September 9, 2024 to report the vesting of 290,697 RSUs into 290,697 shares of common stock on June 30, 2024; Mark Murray failed to file a Form 4 to report the vesting of 118,097 RSUs into 118,097 shares of common stock on December 31, 2024, a late Form 4 on October 18, 2024 to report the vesting of 118,095 RSUs into 118,095 shares of common stock on September 30, 2024 and a late Form 4 on September 9, 2024 to report the vesting of 236,191 RSUs into 236,191 shares of common stock on June 30, 2024 and the vesting of 600,000 RSUs into 600,000 shares of common stock on August 15, 2024; SOL Global Investments Corp. filed a late Form 4 on March 25. 2024 in connection with the sale of an aggregate of 626,447 shares of common stock from March 5, 2024 to March 20, 2024 and a late Form 4 on March 25, 2024 in connection with the sale of an aggregate of 513,200 shares of common stock from February 2, 2024 to February 22, 2024.

Insider Trading Policy

We have adopted a formal insider trading policy that governs the purchase, sale, and/or disposition of our securities, by directors, officers, and employees, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Amendment No. 1. This policy has been designed to prevent insider trading or even allegations of insider trading.

Shareholder Nominees for Director

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board.

ITEM 11 . EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2024 and 2023, all compensation awarded or paid by us to, or earned by, the following persons (referred to as our “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	All Other Compensation ($)	Total
David Knight (3)	2024	323,078	-	-		-	36,176	359,254
Former President and Chief Executive Officer	2023	181,731	-	-		1,172,000	-	1,353,731
Paul Norman (4)	2024	-	-	80,000	(5)	-	-	80,000
Former Interim Chief Executive Officer and Interim Chief Financial Officer	2023	-	-	-		-	-	-
Jerry Goldner	2024	250,000	-	-		225,855	-	475,855
Chief Growth Officer	2023	48,397	-	-		-	-	48,397
Gabe Carimi	2024	168,525	-	-		-	-	168,525
VP Operations and General Manager Mary Jones	2023	-	-	-		-	-	-

(1)	Stock awards awarded to NEOs consist primarily of RSUs issued under the Company’s 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The amounts shown do not reflect whether the recipient has actually realized or will realize a financial benefit from such awards. The amounts shown represent the aggregate grant date fair value of awards granted as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the assumptions underlying the valuation of equity awards.
(2)	Represents the aggregate grant date fair value for awards granted, as applicable, in accordance with ASC Topic 718. See Note 7 to our consolidated financial statements incorporated by reference in this Amendment No 1 regarding the assumptions underlying the valuation of equity awards.
(3)	Mr. Knight ceased to serve as President and Chief Executive Officer of the Company on October 25, 2024.
(4) (5)

Mr. Norman served as Interim Chief Executive Officer from October 25, 2024 to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024 to February 5, 2025. He did not receive any compensation for serving in these roles.

Mr. Norman was granted restricted stock units in connection with his service on the Board and as chair of the Board.

Narrative Disclosure to Summary Compensation Table

The following describes the material factors necessary to understand the compensation disclosed in the Summary Compensation Table above.

David Knight. Mr. Knight, the Company’s former President and CEO had an annual base salary of $350,000 as of June 23, 2023. Additionally, Mr. Knight was eligible to receive an annual cash bonus of $175,000 (the “Annual Bonus”) in the event that the Company achieved annual revenues in the applicable fiscal year of at least $23,452,000 (calculated in accordance with Generally Accepted Accounting Principles in the United States) (the “Knight Revenue Target”) and at least $959,000 in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) (the “Knight EBITDA Target”). The Annual Bonus was to be adjusted upward by $2,500 for each 1% that the Company’s actual annual revenues and adjusted EBITDA exceeded the Knight Revenue Target and the Knight EBITDA Target, up to a maximum of $175,000 (the total Annual Bonus paid in any given year not to exceed $350,000). Based on the Company’s performance, Mr. Knight did not receive an Annual Bonus payment in either 2023 or 2024.

Pursuant to the terms of the employment agreement between the Company and David Knight, on June 8, 2023, the Board granted Mr. Knight non-qualified stock options to purchase 4,000,000 shares of common stock of the Company pursuant to the 2022 Plan. The options were subject to time-based vesting as follows, in each case subject to Mr. Knight’s continued service through the applicable time vesting date: (1) 1,333,333 of the options vested on June 19, 2024, (2) an additional 1,333,333 of the options was scheduled to vest on June 19, 2025, and (3) the remaining 1,333,334 of the options was scheduled to vest on June 19, 2026. On October 25, 2024, Mr. Knight ceased to serve as President and Chief Executive Officer of the Company and all of his unvested options were forfeited at that time.

Jerry Goldner. Mr. Goldner has served as our Chief Growth Officer since October 23, 2023. Pursuant to an employment agreement between the Company and Mr. Goldner, dated October 23, 2023 (the “Goldner Employment Agreement”), Mr. Goldner is entitled to a base salary of $250,000 per year (the “Goldner Base Salary”), and is eligible for an annual cash bonus of $87,500 (the “Goldner Annual Bonus”) in the event that the Company achieves annual revenues in the applicable fiscal year of an amount established annually by the Compensation Committee (the “Goldner Revenue Target”) and in an amount in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) as established annually by the Compensation Committee (the “Golder EBITDA Target”). In accordance with the terms of the Goldner Employment Agreement as part of the Goldner Annual Bonus, Mr. Goldner is eligible for an additional payment if the Company’s annual revenues and adjusted EBITDA both exceed the Goldner Revenue Target and the Goldner EBITDA Target respectively by at least 1%. The Annual Bonus is to be adjusted upward by 1% of the Goldner Base Salary, up to a maximum of 15% of the Goldner Base Salary, for each 1% of the lesser of either the Company’s actual annual revenues exceeding the Goldner Revenue Target or annual adjusted EBITDA exceeding the Goldner EBITDA Target. According to the Goldner Employment Agreement, the total Goldner Annual Bonus paid in any given year shall not exceed 50% of the Goldner Base Salary. Based on the Company’s performance, Mr. Goldner did not receive a Goldner Annual Bonus in either 2023 or 2024 .

Pursuant to the terms of the Goldner Employment Agreement, on October 23, 2023, the Board granted Mr. Goldner non-qualified stock options to purchase 1.200,000 shares of common stock of the Company pursuant to the 2022 Plan. The options are subject to time-based vesting as follows, in each case subject to Mr. Goldner’s continued service through the applicable time vesting date: (1) 400,000 of the options vested October 24, 2024, (2) an additional 400,000 of the options shall vest on October 24, 2025, and (3) the remaining 400,000 of the options shall vest on October 24, 2026.

Gabe Carimi. Mr. Carimi has served as our Vice President of Operations since March 4, 2024 and the General Manager of Mary Jones since October 2024. Pursuant to an offer letter dated February 27, 2024 (the “Carimi Offer Letter”), Mr. Carimi is entitled to a base salary of $200,000 per year, and is eligible for an annual cash bonus of 30% of his base salary in the event that the Company achieves annual revenues in the applicable fiscal year of an amount established annually by the Compensation Committee and in an amount in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) as established annually by the Compensation Committee. Mr. Carimi did not receive an annual bonus in 2024.

The Company also agreed in the Carimi Offer Letter to grant to Mr. Carimi non-qualified stock options to purchase 500,000 shares of common stock of the Company pursuant to the 2022 Plan, to vest annually in equal installments over a three-year period from the date of grant. These stock options have yet to be granted as of the date of this Amendment No 1.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about outstanding equity awards held by each of our Named Executive Officers as of December 31, 2024.

		Option Awards
		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Knight (1)	6/8/2023	1,333,333	-	$0.21	1/25/2025
Paul Norman (2)	-	-	-	-	-
Jerry Goldner(3)	10/24/2023	400,000	800,000	$0.21	10/24/2033
Gabe Carimi	-	-	-	-

(1)	Mr. Knight’s was granted 4,000,000 stock options granted in June 2023, of which 1,333,333 were vested at the time that Mr. Knight ceased to serve as President and Chief Executive Officer of the Company on October 25, 2024. All unvested stock options held by Mr. Knight were forfeited on the date that he ceased to serve as an officer of the Company.

(2)

Mr. Norman served as Interim Chief Executive Officer from October 25, 2024 to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024 to February 5, 2025. He did not receive any compensation for this role. Mr. Norman’s stock compensation is presented under the Board of Directors Compensation information.

(3)

Mr. Goldner was granted stock options in October 2023 which vest over a period of 36 months, with 33% vesting after one year (in each case, subject to Mr. Goldner’s continued service with the Company).

Additional Narrative Disclosure

On March 15, 2022, our Board adopted the 2022 Plan, which became effective upon approval by our shareholders on May 16, 2022. Under the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance of awards under the 2022 Plan. Additionally, the number of shares of the Company’s common stock available reserved under the 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) 4% of the shares of the Company’s common stock outstanding (which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board. The Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. The 2022 Plan is administered by the Compensation Committee.

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

Director Compensation

The following table sets forth information with respect to compensation paid by us to our non-employee directors during the last completed fiscal year ended December 31, 2024:

					Change in
	Fees				Pension Value &
	Earned or			Non-Equity	Nonqualified Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards(1)	Awards(2)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Paul Norman(3)	-	(3)	-	-	-	-	(3)
Clive Sirkin	-	80,000	-	-	-	-	80,000
Ronald Dissinger(4)	-	80,000	-	-	-	-	80,000
Gregg Reichman	-	80,000	-	-	-	-	80,000
Mark Murray	-	65,000	-	-	-	-	65,000
Chad Bronstein(5)	-	-	-	-	-	-	-

(1)	The amounts in this column represent the aggregate grant date fair values for stock awards, computed in accordance with ASC Topic 718 for awards granted during the current year. For a discussion of valuation assumptions, see Note 7 to our financial statements included in our 2024 Annual Report.

(2)	The amounts in this column represent the aggregate grant date fair values for stock option awards, computed in accordance with ASC Topic 718 for awards granted during the current year. For a discussion of valuation assumptions, see Note 7 to our financial statements included in our 2024 Annual Report.

(3)	Mr. Norman served as Interim Chief Executive Officer from October 25, 2024 to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024 to February 5, 2025, but did not receive any additional compensation for serving in such capacity. Mr. Norman’s compensation for service on the Board is reported in the summary compensation table above.

(4)	Mr. Dissinger served as Interim Chief Financial Officer of the Company from November 4, 2024 to November 12, 2024, but did not receive any additional compensation for serving in such capacity.

(5)	Mr. Bronstein did not stand for re-election to the Board at the annual meeting of the Company’s shareholders held on May 13, 2024.

In February 2023, the Board adopted a non-employee director compensation plan that consisted of a combination of cash and stock options. On June 26, 2024, Messrs. Norman, Sirkin, Dissinger and Reichman were granted 581,394 RSUs as compensation for service on the Board as well as service as chair of either the Board or a Board committee in 2024, while Mr. Murray was granted 472,383 RSUs for service on the Board in 2024. Such RSUs vested according to the following vesting schedule: 50% on June 30, 2024, 25% on September 30, 2024 and the remaining 25% on December 31, 2025.

We also maintain liability insurance for all of our directors and executive officers.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option in February, 2025. The Company does not (i) grant stock options or similar awards to directors, officers and significant shareholder who file reports with the SEC under Section 16 (a) under the Exchange Act or other Vice Presidents and above who directly report to the Chief Executive Officer, in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s shares of common stock, such as a significant positive or negative earnings announcement, or (ii) time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant. The Company typically grants annual retention stock options to all of its employees during the Compensation Committee meeting taking place in the first quarter of each year. The Company also grants stock options to new hires soon after the employee start date.

The Company’s executive officers would not be permitted to choose the grant date for any stock option grants. During fiscal 2024, none of the Company’s named executive officers were awarded stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of the date of this Amendment No. 1 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

●	each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock;

●	the Named Executive Officers identified in the Summary Compensation Table above;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of this Amendment No. 1, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 115,867,659 shares of common stock outstanding as of this Amendment No. 1.

Except as indicated in footnotes to this table and pursuant to applicable community property laws, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Jones Soda Co., 1522 Western Avenue, Suite 24150, Seattle, Washington 98101.

	Beneficial Ownership of Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	Securities Currently Exercisable or Within 60 Days		Total Beneficial Ownership		Percent of Total
5% Owners
SOL Verano Blocker 1 LLC	12,601,860	-		12,601,860		10.9%
Executive Officers and Directors
Scott Harvey, Chief Executive Officer	-	-		-		-
Brian Meadows, Chief Financial Officer	-	-		-		-
Mark Murray, Director	2,032,382	600,000	(3)	2,632,382		2.3%
Jerry Goldner Chief Growth Officer	400,000	-		400,000		*
Gabe Carimi, General Manager of Mary Jones	-	-		-		*
Clive Sirkin, Director	2,581,604	922,372	(4)	3,503,976		3.0%
Paul Norman, Director	2,486,545	1,102,372	(5)	2,817,524	(6)	2.4%
Gregg Reichman, Director	1,416,664	299,6677	(7)	1,716,331		1.5%
Ronald Dissinger, Director	581,393	-		581,393		*
All current directors and executive officers as a group (9) persons)(10)	9,498,588	2,924,411		11,651,606		10.0%

* Less than one percent

(1) The table is based upon information supplied by such principal shareholders, executive officers and directors.
(3) Consists of 100,000 stock options with an exercise price of $0.59 per share and 500,000 stock options with an exercise price of $0.165 per share.
(4) Consists of 300,000 stock options with an exercise price of $0.209 per share, 400,000 stock options with an exercise price of $0.26 per share, 37,037 stock options with an exercise price of $0.675 per share, 104,690 stock options with an exercise price of $0.2388, per share, and 80,645 stock options with an exercise price of $0.31 per share.
(5) Consists of 300,000 stock options with an exercise price of $0.209 per share, 580,000 stock options with an exercise price of $0.26 per share, 37,037 stock options with an exercise price of $0.675 per share, 104,690 stock options with an exercise price of $0.2388, per share, and 80,645 stock options with an exercise price of $0.31 per share.

(6) The securities are owned by Paul Timothy Norman Trust. Paul Norman is the Trustee of Paul Timothy Norman Trust and in such capacity has the right to vote and dispose of the securities held by such trust.

(7) Consists of 125,667 stock options with an exercise price of $0.209 per share and 174,000 stock options with an exercise price of $0.236

(8) Consists of Messrs. Harvey, Goldner, Norman, Sirkin, Reichman Murray, Carimi, Dissinger, Goldner, and Meadows.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the. 2022 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

We are not a party to any transactions and no transactions are currently proposed, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

The Board, upon the recommendation of the Audit Committee, has adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors and executive officers are expected to disclose to our principal financial officer (or, if the transaction involves the principal financial officer, to the CEO) (either, as applicable, the “Designated Officer”) the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction. For purposes of our policy, a related person transaction is generally defined as any transaction involving a related person as defined under Item 404(a) of Regulation S-K, the SEC’s related person transaction disclosure rule, without regard to a dollar threshold for such transaction.

If the Designated Officer determines that the transaction is a related person transaction under our policy, the Designated Officer will notify the Chair of the Audit Committee and submit the transaction to the Audit Committee, which will review and determine whether to approve or ratify the transaction.

When determining whether to approve or ratify a related person transaction, the Audit Committee will review relevant facts regarding the related person transaction, including:

●	the extent of the related person’s interest in the transaction;

●	whether the terms are comparable to those generally available in arm’s-length transactions; and

●	whether the related person transaction is consistent with the best interests of the Company.

The related person involved in the related person transaction may participate in the approval/ratification process only to provide additional information as needed for the Audit Committee’s review. If any related person transaction is not approved or ratified by the Audit Committee, the Audit Committee may take such action in respect of the transaction as it may deem necessary or desirable in the best interests of the Company and its shareholders. If any related person transaction is ongoing or is part of a series of transactions, the Audit Committee may establish guidelines as necessary to appropriately review the ongoing related person transaction. After initial approval/ratification of the transaction, the Audit Committee will review the related person transaction on a regular basis (at least annually).

The Audit Committee is authorized to administer our related person transactions policy, and may amend, modify and interpret the policy as it deems necessary or desirable. Any material amendments or modifications to the policy will be reported to the full Board at its next regularly scheduled meeting. In addition, the Audit Committee will conduct a regular review and assessment of the policy.

Director Independence

Our Board of Directors has determined that four of our directors, Messrs. Reichman, Norman, Dissinger, and Sirkin, are “independent directors” within the meaning of the listing standards of Nasdaq. In making its independence determinations, our Board of Directors considered all relationships between any of the directors and our Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accountant Fees and Services

The following table sets forth the aggregate fees billed by our current independent accountants, Berkowitz Pollack Brant, for professional services rendered in the fiscal years ended December 31, 2024 and 2023.

	2024	2023
33Audit Fees (1)	$215,000	$64,000
Audit-Related Fees (2)	80,000	__
Tax fees (3)	__	—
All Other Fees (4)	__	—

The following table sets forth the aggregate fees billed by our former independent accountants, Armanino LLP, for professional services rendered in the fiscal years ended December 31, 2024 and 2023.

	2024		2023
Audit Fees (1)	$	__	$163,138
Audit-Related Fees (2)		__	—
Tax fees (3)		127,284	60,625
All Other Fees (4)		__	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statements on Form S-1.
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report on Form 10-K/Amendment No.1 are as follows:

1)	Financial Statements: Incorporated by reference to the consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of the 2024 Annual Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the exhibit index.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/Amendment No. 1 or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant’s Securities (Previously filed with and incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).
4.4	Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).
4.5	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
4.6	Form of Non-Transferable Warrant to Purchase Common Shares of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
10.1	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3	Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.4	Employment Agreement dated February 12, 2025, between the Company and Brian Meadows (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.5	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.6	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.7	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.8	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.9	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Previously filed with and incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.10	Employment Offer Letter by the Company to Gabe Carimi dated February 27, 2024.
10.11	Revolving Financing and Assignment Agreement dated May 17, 2024 between Jones Soda Co. (USA) Inc. and Amerisource Funding Inc. Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on August 14, 2024; File No. 000-28820).
16.1	Letter from Armanino LLP (Previously filed with, and incorporated herein by reference to, Exhibit 16.1 to our current report on Form 8-K, filed on July 18, 2023; File No. 000-28820).

19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (Previously filed with and incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
23.1	Consent of Berkowitz, Pollack Brant Advisors + CPAs (Previously filed with and incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
31.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820 ).
31.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
31.3	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
32.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2025	JONES SODA CO.

	By:	/s/ Brian Meadows
Chief Financial Officer

-17-