Form 10-Q
period 2025-03-31
JONES SODA CO
filed 2025-05-15
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.

(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1522 Western Ave, Suite 24150
Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 624-3357

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2025, there were 115,865,227 shares of the registrant’s common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$735	$1,533
Accounts receivable, net of allowance of $31 and $77, respectively	3,635	2,162
Inventories, net	3,908	3,538
Prefunded insurance premiums from financing	128	199
Prepaid expenses and other current assets	1,311	948
Total current assets	9,717	8,380
Other assets	22	35
Fixed assets, net of accumulated depreciation of $435 and $422, respectively	95	108
Total assets	$9,834	$8,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,182	$3,404
Accrued expenses	1,851	2,473
Revolving credit facility	1,277	291
Insurance premium financing	128	199
Total current liabilities	8,438	6,367
Total liabilities	8,438	6,367
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 115,865,227 shares and 115,865,227 shares, respectively	94,974	94,883
Accumulated other comprehensive income	223	222
Accumulated deficit	(93,801)	(92,949)
Total shareholders’ equity	1,396	2,156
Total liabilities and shareholders’ equity	$9,834	$8,523

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net Revenue	$4,608	$4,999
Cost of goods sold	(2,891)	(3,107)
Gross profit	1,717	1,892
Operating expenses:
Selling and marketing	1,209	1,492
General and administrative	1,189	1,545
Total operating expenses	(2,398)	(3,037)
Loss from operations	(681)	(1,145)
Other income (expenses):
Interest income	1	9
Interest expense	(78)	-
Other expense	(94)	(6)
Total other (expense) income	(171)	3
Loss before income taxes	(852)	(1,142)
Income tax expense, net	-	(10)
Net loss	$(852)	$(1,152)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	115,865,227	101,477,735

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net loss	$(852)	$(1,152)
Other comprehensive (loss) income)
Foreign currency translation adjustment	1	(45)
Total comprehensive loss	$(851)	$(1,197)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Stock-based compensation	-	91	-	-	91
Net loss	-	-	-	(852)	(852)
Other comprehensive income	-	-	1	-	1
Balance as of March 31, 2025	115,867,659	94,974	223	(93,801)	1,396

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2023	101,258,135	90,273	331	(83,054)	7,550
Stock-based compensation	-	158	-	-	158
Exercise of Pinestar Warrants	974,808	44	-	-	44
Net loss	-	-	-	(1,152)	(1,152)
Other comprehensive loss	-	-	(45)	-	(45)
Balance as of March 31, 2024	102,232,943	90,475	286	(84,206)	6,555

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(852)	$(1,152)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	13	15
Stock-based compensation	91	158
Change in allowance for credit losses	(46)	(8)
Write-off of obsolete inventory	(25)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,428)	(1,153)
Inventories	(343)	(1,176)
Prefunded insurance premiums from financing	70	119
Prepaid expenses and other current assets	(361)	(141)
Other assets	13	24
Accounts payable	1,776	1,671
Accrued expenses	(623)	715
Net cash used in operating activities	(1,715)	(958)

FINANCING ACTIVITIES:
Net cash from revolving credit facility	986	-
Proceeds from the exercise of Pinestar Warrants		44
Repayments on insurance financing	(70)	(119)
Net cash provided by (used in) financing activities	916	(75)

Net change in cash	(799)	(1,033)
Effect of exchange rate changes on cash	1	(7)
Cash, beginning of period	1,533	3,867
Cash, end of period	$735	$2,827

Supplemental disclosure:
Cash paid during the period for:
Interest	$66	$-
Income taxes	$-	$7

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develops, produces, markets and distributes   premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, during 2022, we developed and began to license THC infused cannabis products under the “Mary Jones” brand name in various U.S. states that permitted the sale of THC infused products. We also have a royalty-free license in perpetuity to intellectual property related to Mary Jones for us to license Mary Jones products for use only in Canada.

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Mary Jones Holdings Inc., Mary Jones California, LLC, Mary Jones Michigan LLC, Pinestar Gold Inc., Mary Jones Washington LLC, Mary Jones Beverage LLC, Mary Jones Beverage (Michigan), LLC, Mary Jones Beverage (Canada) Inc. and Mary Jones Holdco 2, Inc. (collectively, the “Subsidiaries”).

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending   March 31, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows as of the dates and for the periods presented. These adjustments consist solely of normal and recurring items. The preparation of financial statements requires estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses. Key areas subject to such estimates and assumptions include, but are not limited to, inventory valuation, depreciation and valuation of capital assets, accounts receivable credit loss reserve, trade promotion liabilities, stock-based compensation expense, valuation allowance for deferred income tax assets, contingencies, and forecasts supporting the going concern assumption and related disclosures. Actual results may differ from these estimates.

The operating results for interim periods are not necessarily indicative of expected results for the full fiscal year. These financial statements should be reviewed in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation.

Liquidity

As of March 31, 2025, and December 31, 2024, the Company had cash of approximately $0.7 million and $1.5 million, respectively, and working capital of approximately $1.3 million and $2.0 million, respectively. Net cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024, was approximately $1.7 million and $1.0 million, respectively. The Company reported a net loss of approximately $0.9 million for the three months ended March 31, 2025, compared to a net loss of approximately $1.2 million for the three months ended March 31, 2024. As of March 31, 2025, the Company’s accumulated deficit increased to approximately $93.8 million, compared to approximately $92.9 million as of December 31, 2024.

For the three months ended March 31, 2025, net cash provided by financing activities totaled approximately $0.9 million, primarily driven by net proceeds of $1.3 million from the new credit facility, partially offset by approximately a $0.3 million payment related to the termination of a prior credit facility and $0.1 million, reflecting repayments under the Company’s insurance financing agreement.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, the Company recently changed its senior leadership and is focusing on reducing its operating expenses while bringing   products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

Based on management’s current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from under the Loan Agreement are sufficient to fund the Company’s operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements  . There is no assurance that management’s current operating plan will be successful.

Revenue recognition

The Company’s contracts have a single performance obligation, which is satisfied at the point in time when title and the significant risks and rewards of ownership of the product transfer to the customer. This transfer is deemed to occur when products are either loaded onto a truck for shipment or at the Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for product sales, subject to adjustments as outlined below.

Shipping and handling costs paid by customers, primarily related to online orders, are included in revenue and totaled approximately $30 thousand and $40 thousand  for the three months ended March 31, 2025 and March 31, 2024, respectively. Sales tax and other similar taxes are excluded from revenue.

For further details on the Company’s revenue recognition policy, refer to Note 1 of the most recently filed Form 10-K, filed on April 1, 2025.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not   be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the condensed consolidated   balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the condensed consolidated balance sheets and amortized over the corresponding term. For the three months ended March 31, 2025 and 2024,   our revenue was reduced by $0.6 million and $0.4 million, respectively, for slotting fees and promotional allowances.

Sales to distributors and customers are generally final. However, in limited instances, the Company may accept product returns due to quality issues or distributor terminations, resulting in variable consideration. Customers typically remit payment within 30 days of receiving a valid invoice. The Company offers prompt payment discounts of up to 2% to certain customers, generally for payments made within 15 days. These discounts are recorded as a deduction to revenue in the condensed consolidated statements of operations. As of March 31, 2025, and December 31, 2024, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers.   The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of March 31, 2025, and December 31, 2024, allowances for credit losses were approximately $31,000 and $77,000, respectively, and were netted against accounts receivable. No impairment losses were recognized for the three months ended March 31, 2025 and 2024. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of March 31, 2025, one of the Company’s independent customers accounted for approximately 14.0% of outstanding accounts receivable. As of December 31, 2024, a single customer represented approximately 10.2% of the Company’s accounts receivable balance.

Net loss per share

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares to reflect the potential net exercise or conversion of all dilutive securities. Due to the net loss incurred during the three months ended March 31, 2025 and 2024, the outstanding stock options of approximately 11,628,243 and 13,566,522 shares, respectively, and outstanding warrants of approximately 5,945,400 and 6,022,102 shares, respectively, were considered anti-dilutive.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires entities to provide more detailed disclosures about income tax expenses (or benefits), including components of the expense (or benefit) and the nature of significant reconciling items. Entities must also disclose information about unrecognized tax benefits, including a tabular reconciliation of beginning and ending balances of unrecognized tax benefits, and details about valuation allowances, including the nature and amount of valuation allowances recorded and released during the period. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the updated standard on our consolidated financial statements and disclosures.

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

2.	Inventory

Inventory consisted of the following:

	March 31, 2025 (in thousands)	December 31, 2024 (in thousands)
Finished goods	$2,110	$2,198
Raw materials	1,798	1,340
	$3,908	$3,538

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended March 31, 2025 and 2024  , the Company recorded obsolete inventory expenses of approximately $25,000 and $38,000, respectively.

3.	Fixed Assets, net

	March 31, 2025 (in thousands)	December 31, 2024 (in thousands)
Vehicles	$65	$65
Equipment	203	203
Office and computer equipment	262	262
	530	530
Accumulated depreciation	(435)	(422)
	$95	$108

4.	Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (in thousands)	December 31, 2024 (in thousands)
Employee benefits	$229	$220
Goods and services tax	152	155
Legal settlement	1	135
Sales and marketing	1,057	1,309
Other accruals	412	654
	$1,851	$2,473

5.	Revolving Credit Facility

During the year ended December 31, 2024, the Company entered into a Revolving Financing and Assignment Agreement (“RFAA”), which provided a revolving credit facility of up to $2.0 million (the “Total Credit Facility”) at an interest rate equal to the prime rate plus 3.50% per annum, with a minimum floor rate of 6.00%. This facility was intended to support the Company’s working capital needs and general corporate purposes. On February 24, 2025, the Company made a payment of approximately $0.1 million to fully repay the Total Credit Facility and formally terminated the RFAA. Following this payment, the Company was released from any further obligations under the terms of the agreement.

On February 5, 2025, the Company, through its Subsidiary, entered into a Loan Agreement with Two Shores Capital Corp., pursuant to which the Subsidiary may borrow up to an aggregate maximum amount of $5.0 million, subject to the satisfaction of certain conditions. Advances under the Loan Agreement bear interest at a rate of 13.75% per annum. All present and future obligations of the Subsidiary under the Loan Agreement are secured by a first-priority security interest in all assets of the Company, the Subsidiary, and the Company’s other U.S. subsidiaries. As of March 31, 2025, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $1.3 million. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

6.	Insurance Premium Financing

Effective November 15, 2024, the Company entered into a one-year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $191,000. Repayments are made quarterly on January 15, 2025, April 15, 2025, and by July 15, 2025, the entirety of the financing is paid off in full. The interest rate is 8.99% and there are no covenants associated with this agreement.

7.	Membership Agreement Obligation

On September 1, 2022, the Company entered into a revocable membership and licensing agreement with Saltbox Inc. for shared office and warehouse access in Seattle, WA. This agreement establishes a licensor-licensee relationship rather than a lease, and no lease liability or right-of-use asset is recorded. Initially, the agreement had a one-year term with monthly payments of $8,000. Upon renewal, the Company opted for a month-to-month arrangement at $9,000 per month. On February 28, 2025, the Company provided notice of its intent to exit the agreement after securing lower-cost facilities.

8.	Shareholders’ Equity

On May 16, 2022, the Company’s shareholders approved the adoption of the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (“2022 Plan”), replacing the 2011 Plan. The 2022 Plan provides for various stock-based awards, including stock options, stock appreciation rights, restricted stock, and restricted stock units.

The total shares authorized under the 2022 Plan initially included 10,000,000 new shares, plus 1,936,074 unissued shares transferred from the 2011 Plan, along with shares underlying forfeited awards, bringing the total authorized shares to 11,936,074.

The Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of March 31, 2025, 307,830 shares remained available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	March 31, 2025		March 31, 2024
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share))
Opening	8,647,984	0.26	11,407,772	0.26
Granted	5,250,000	0.28	2,000,000	0.24
Forfeited / Expired	(2,269,740)	0.24	(41,250)	0.41
Closing	11,628,244	0.27	13,566,522	0.25
Exercisable	4,513,879	0.27	4,459,388	0.30

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of March 31, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.165 to $0.25	4,115,379	8.18	0.20	1,856,589	7.17	0.20
$0.251 to $0.40	6,886,290	9.06	0.29	2,086,290	7.58	0.27
$0.401 to $0.55	437,500	6.04	0.49	385,677	5.92	0.49
$0.551 to $0.70	189,075	6.44	0.62	185,324	6.43	0.62
	11,628,244	8.59	0.27	4,513,880	7.22	0.28

(b)	Restricted stock awards:

Beginning May 13, 2022, the Company’s Board of Directors determined that restricted stock units (RSUs) would be awarded as equity compensation for non-employee directors, replacing stock options, based on the recommendation of the Compensation and Governance Committee. RSUs vest incrementally per the award agreement, with certain awards vesting immediately upon a “Change in Control” as defined in the 2022 Plan.

Previously, from January 1, 2020, through February 15, 2022, non-employee directors received annual non-qualified stock option grants, which vested on the first anniversary of the grant date, subject to continued service. Grants were determined by dividing $25,000 by the closing share price on the grant date. New directors joining the Board before February 15, 2022, received prorated stock option awards under similar terms. Stock option and RSU awards were governed by the 2011 Plan (prior to the 2022 Plan) and respective grant agreements.

On December 30, 2022, the Company entered into rescission agreements with certain non-employee directors and its Chief Executive Officer and President, rescinding and canceling all RSUs granted during 2022, including shares issued upon RSU vesting in August 2022, without consideration.

During the three months ended March 31, 2025 and 2024, no RSUs were issued, vested, or canceled.

As of March 31, 2025, and December 31, 2024, the Company had no RSUs outstanding.

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

As of March 31, 2025, we had unrecognized compensation expense related to stock options of $1.0 million to be recognized over a weighted-average period of 5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Stock options	$91	$150
Restricted stock	-	8
	$91	$158
Consolidated Statements of Operations account:
Selling and marketing	$12	$20
General and administrative	79	138
	$91	$158

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	March 31, 2025	March 31, 2024
Expected dividend yield	-	-
Expected stock price volatility	75.0%	89.3%
Risk-free interest rate	4.47%	4.20%
Expected term (in years)	10.0	5.90
Weighted-average grant date fair-value	$0.22	$0.18

As of March 31, 2025, the aggregate intrinsic value of outstanding stock options was approximately $74,500, while the intrinsic value of exercisable options was approximately $22,000. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

During the year ended December 31, 2024, the Company issued 5,505,000 warrants, each with an exercise price of $0.50 per warrant, exercisable for a period of 24 months from the issuance date. Additionally, 440,400 broker’s warrants were issued in connection with private placements completed during the year ended December 31, 2024.

As of March 31, 2025 and December 31, 2024, these warrants remained outstanding.

The following table presents a summary of the Company’s outstanding warrants as of March 31, 2025:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	1.32	$0.50	3,767,500
July 31, 2026	800,000	1.33	0.50	800,000
August 21, 2026	937,500	1.39	0.50	937,500
	5,945,400			5,945,400

9.	Segment Information

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

Details regarding the Company’s operations by reportable segment are presented as follows:

(in thousands)	March 31, 2025	March 31, 2024
Segment Results – Net sales
Beverages	$4,230	$4,587
Cannabis-Derived (THC) Beverages	378	412
Total	$4,608	$4,999

Segment Results – Loss from operations
Beverages	$(921)	$(1,415)
Cannabis-Derived (THC) Beverages	240	270
Total	$(681)	$(1,145)

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months ended March 31, 2025 and 2024:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

(in thousands)	March 31, 2025	March 31, 2024
Segment Results – Net sales
United States	$3,870	$3,955
Canada	738	1,044
Total	$4,608	$4,999

Net sales generated in the United States accounted for 84% and 79% of total revenue during the three months ended March 31, 2025 and 2024 , respectively.

Loss from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

(in thousands)	March 31, 2025	March 31, 2024
Segment Results –Loss from operations
United States	$(861)	$(1,618)
Canada	180	473
Total	$(681)	$(1,145)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

10.	Commitments and Contingencies

Commitments

As of March 31, 2025, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $2.2 million.

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

11.	Subsequent Events

On May 2, 2025, the Company entered into a Promissory Note (the “Note”) with the Chairman   of the Board of the Company (the “Lender”) for a principal amount of $450,000. The Note carries a fixed interest rate of 12% per annum and is payable in monthly arrears. The principal, together with accrued interest, is due and payable in full by October 10, 2025.

In addition to the principal and interest payments, the Company is required to pay a loan origination fee of $22,000, which is due on the date of maturity. The Note permits the Company to make prepayments without penalty, provided there is no default in payment obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025.

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

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1522 Western Ave, STE 24150, Seattle, WA 98101. Our telephone number is (206) 624-3357.

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

Pop Jones and Fiesta Jones (Modern Soda market segment)

We continue to see a growing market in our health focused soda brands, which we consider to be the “modern soda” market. Recent growth by industry competitors such as Poppi and Olipop have proven out the growing consumer demand for this market segment. In 2024, Jones launched its Pop Jones and Fiesta Jones product lines to capitalize on this growing market opportunity.

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

Three months ended March 31, 2025 and 2024

	2024	2023
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$4,608	$4,999	(7.8%)
Cost of Goods Sold	(2,891)	(3,107)	(7.0%)
Gross Profit	1,717	1,892	(9.2%)
% of Revenue	37.3%	37.8%

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

Revenue

For the quarter ended March 31, 2025, revenue decreased by approximately $0.4 million, or 7.8%, to approximately $4.6 million compared to approximately $5.0 million for the quarter ended March 31, 2024. The decrease in sales revenue was primarily the result of a large pipeline fill by a new distributor in Canada in the first quarter of 2024 that was not repeated in the current period. First quarter 2025 revenues included significantly higher sales of HD9 products compared to the prior period.

For the quarter ended March 31, 2025, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $0.7 million, an increase of approximately $0.3 million, or 75%, compared to approximately $0.4 million for the quarter ended March 31, 2024, mostly driven by timing of incentive and retailer programs.

Gross Profit

For the quarter ended March 31, 2024, gross profit decreased by approximately $0.2 million, or 9.2%,   to approximately $1.7 million compared to approximately $1.9 million for the quarter ended March 31, 2024 as a result of lower sales revenue in the current quarter. For the quarter ended March 31, 2025, gross margin decreased slightly to 37.3% from 37.8% in the quarter ended March 31, 2024. The Company continues to look for opportunities to decrease its cost of goods sold with its co-manufacturers and our warehouse and freight providers.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter ended March 31, 2025 were approximately $1.2 million, a decrease of approximately $0.3 million, or 20%, from approximately $1.5 million for the first quarter ended March 31, 2024. This decrease was primarily a result of decreased online marketing spend and tradeshows and sponsorships for both the Jones Soda and Mary Jones brands in the first quarter of 2025 compared to the same quarter of 2024. Selling and marketing expenses as a percentage of revenue decreased to 25.8% in the first quarter ended March 31, 2025 from 29.8% in the same period in 2024. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ended March 31, 2025 and 2024, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $17,000 and $26,000  , respectively.

General and Administrative Expenses

General and administrative expenses for the first quarter ended March 31, 2025 were approximately $1.2 million compared to $1.5 million in the first quarter ended March 31, 2024 or a reduction of $0.3 million. General and administrative expenses as a percentage of revenue decreased to 26.2% in the first quarter ended March 31, 2025 from 30.9% in the same quarter in 2024 or an approximately 5 percentage points decrease. We intend to continue to look for additional opportunities to reduce our G&A costs beyond the cost reductions achieved in the first quarter of 2025. For the three months ended March 31, 2025 and 2024, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $87,000 and $147,000   , respectively.

Income Tax Expense

We incurred approximately $nil and $10,000 of income tax expense during the quarter ended March 31, 2025 and 2024, respectively. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net loss

Net loss for the quarter ended March 31, 2025 was approximately $0.9 million compared to net loss of approximately $1.2 million for the quarter ended March 31, 2024 or an improvement of $0.3 million. This decrease in net loss was primarily due to the decreases in selling and marketing expenses and general and administrative expenses in the first quarter of 2025 compared to the first quarter of 2024, being partially offset by reduced sales revenues in the current quarter compared to the same quarter last year.

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

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, the Company had cash of approximately $0.7 million and $1.5 million, respectively, and working capital of approximately $1.3 million and $2.0 million, respectively. Net cash used in operating activities for the three months ended March 31, 2025 and 2024, was approximately $1.7 million and $1.0 million, respectively. The Company reported a net loss of approximately $0.8 million for the three months ended March 31, 2025, compared to a net loss of approximately $1.2 million for the three months ended March 31, 2024. As of March 31, 2025, the Company’s accumulated deficit increased to approximately $93.8 million, compared to approximately $92.9 million as of December 31, 2024.

For the three months ended March 31, 2025, net cash provided by financing activities totaled approximately $0.9 million, primarily driven by net proceeds of $1.3 million from the new credit facility, partially offset by a $0.3   million payment related to the termination of a prior credit facility and $0.1 million, reflecting repayments under the Company’s insurance financing agreement. In contrast, for the three months ended March 31, 2024, net cash used in financing activities amounted to approximately $0.1 million, reflecting repayments under the Company’s insurance financing agreement, partially offset by proceeds from the exercise of Pinestar warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, the Company recently changed its senior leadership and is focusing on reducing its operating expenses while bringing new products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

Additionally, on May 7, 2025, the Company entered into a loan agreement with the Chairman of the Company’s Board of Directors in the amount of $450,000. The interest rate on this loan is 12% per annum. The principal, together with accrued interest and a loan fee of $22,000, is due and payable in full by October 10, 2025. A $22,000 loan fee is also due upon repayment. The proceeds from this loan are expected to be used for general working capital purposes.

Based on management’s current operating plan, the Company believes its cash on hand, projected cash generated from product sales and funds received from under the Loan Agreement are sufficient to fund the Company’s operations for a period of at least 12 months subsequent to the issuance of the accompanying Condensed Consolidated Financial Statements. There is no assurance that management’s current operating plan will be successful.

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025. There have been no material changes in our critical accounting policies during the three months ended March 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on our evaluation under the COSO framework, management concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this interim report on Form 10-Q due to material weaknesses as describe herein. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
10.1	Loan Agreement between Jones Soda Co. (USA) Inc. and Two Shores Capital Corp. dated February 5, 2025 (Filed herewith)
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

JONES SODA CO. (Registrant)
May 15, 2025
	By:	/s/ Brian Meadows
Brian Meadows Chief Financial Officer

