Form 10-Q
period 2025-06-30
JONES SODA CO
filed 2025-08-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, there were 117,671,604 shares of the registrant’s common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$650	$1,275
Accounts receivable, net of allowance of $31 and $77, respectively	2,782	1,858
Current note receivable	886	-
Current licensing fees receivable	150	-
Inventories, net	3,271	3,364
Prefunded insurance premiums from financing	111	199
Prepaid expenses and other current assets	1,370	614
Current assets of discontinued operations	-	1,070
Total current assets	9,220	8,380
Long-term note receivable	1,096	-
Long-term licensing fees receivable	1,551	-
Fixed assets, net of accumulated depreciation of $452 and $422, respectively	74	108
Non-current assets of discontinued operations	-	35
Total assets	$11,941	$8,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,686	$3,279
Accrued expenses	1,629	2,464
Revolving credit facility	916	291
Insurance premium financing	58	199
Promissory notes	313	-
Current liabilities of discontinued operations	-	134
Total current liabilities	7,602	6,367
Total liabilities	7,602	6,367
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 issued and outstanding shares — 116,567,152 shares and 115,867,659 shares, respectively	95,221	94,883
Accumulated other comprehensive income	308	222
Accumulated deficit	(91,190)	(92,949)
Total shareholders’ equity	4,339	2,156
Total liabilities and shareholders’ equity	$11,941	$8,523

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenue	$4,894	$6,659	$9,124	$11,240
Cost of goods sold	(3,266)	(4,396)	(6,101)	(7,363)
Gross profit	1,628	2,263	3,023	3,877
Operating expenses:
Selling and marketing	1,060	1,685	2,173	3,109
General and administrative	1,328	2,289	2,531	3,757
Total operating expenses	(2,388)	(3,974)	(4,704)	(6,866)
Loss from operations	(760)	(1,711)	(1,681)	(2,989)
Other income (expenses):
Interest income	5	-	6	6
Interest expense	(70)	1	(148)	(7)
Other (expense) income, net	(179)	24	(273)	18
Gain on disposition of subsidiaries	3,663	-	3,663	-
Total other income	3,419	25	3,248	17
Income (loss) before income taxes	2,659	(1,686)	1,567	(2,972)
Income tax expense, net	(7)	(11)	(7)	(21)
Net income (loss) from continuing operations	2,652	(1,697)	1,560	(2,993)
Loss (income) from discontinued operations	(41)	129	199	273
Net income (loss)	$2,611	$(1,568)	$1,759	$(2,720)

Earning (loss) per share – basic and diluted
Income (loss) from continuing operations	$0.02	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	$0.00	$0.00	$0.01	$0.00
Total	$0.02	$(0.02)	$0.02	$(0.03)

Weighted average common shares outstanding - basic and diluted	116,180,383	102,256,899	116,023,676	101,867,317

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$2,611	$(1,568)	$1,759	$(2,720)
Other comprehensive income (loss)
Foreign currency translation adjustment	74	(22)	75	(67)
Reclassification of foreign currency translation differences upon disposal of the foreign operation	11	-	11	-
Total comprehensive income (loss)	$2,696	$(1,590)	$1,845	$(2,787)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Shares issued for restricted share units	699,493	-	-	-	-
Fair value of warrants issued	-	51	-	-	51
Stock-based compensation	-	287	-	-	287
Net Income	-	-	-	1,759	1,759
Other comprehensive income	-	-	86	-	86
Balance as of June 30, 2025	116,567,152	95,221	308	(91,190)	4,339

Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550
Stock-based compensation	1,398,980	619	-	-	619
Exercise of Pinestar Warrants	974,808	44	-	-	44
Exercise of Stock Options	136,250	37			37
Net Loss	-	-	-	(2,720)	(2,720)
Other comprehensive loss	-	-	(67)	-	(67)
Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of March 31, 2025	115,867,659	$94,974	$223	$(93,801)	$1,396
Shares issued for restricted share units	699,493	-	-	-	-
Fair value of warrants issued	-	51	-	-	51
Stock-based compensation	-	196	-	-	196
Net Income	-	-	-	2,611	2,611
Other comprehensive income	-	-	85	-	85
Balance as of June 30, 2025	116,567,152	95,221	308	(91,190)	4,339

Balance as of March 31, 2024	101,258,135	$90,475	$286	$(84,206)	$6,555
Stock-based compensation	1,398,980	461	-	-	461
Exercise of Stock Options	136,250	37			37
Net loss	-	-	-	(1,568)	(1,568)
Other comprehensive loss	-	-	(22)	-	(22)
Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$1,759	$(2,720)
Less: Income from discontinued operations	(199)	(273)
Net Income (loss) from continuing operations	1,560	(2,993)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Accretion of interest of note receivable	(5)	-
Finance costs	117	-
Gain on disposition of subsidiaries	(3,663)	-
Depreciation	30	27
Stock-based compensation	287	619
Change in allowance for credit losses	(46)	(218)
Write-off of obsolete inventory	(38)	-
Changes in operating assets and liabilities:
Accounts receivable	(805)	(2,538)
Inventories	145	(2,001)
Prefunded insurance premiums from financing	141	238
Prepaid expenses and other current assets	(855)	(959)
Other assets	-	126
Accounts payable	1,403	3,465
Accrued expenses	(862)	1,189
Taxes payable	-	20
Net cash used in continuing operations	(2,591)	(3,025)

INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	617	-
Proceeds from disposal of property, plant and equipment	4	-
Net cash provided by investing activities	621	-

FINANCING ACTIVITIES:
Net cash from revolving credit facility	587	254
Proceeds on issuance of promissory notes	450	-
Repayment of promissory notes	(165)	-
Proceeds from the exercise of Pinestar Warrants	-	44
Proceeds from the exercise of stock options	-	37
Repayments on insurance financing	(141)	(238)
Net cash provided by financing activities	731	97

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	288	570
Net cash Provided by discontinued operations	288	570

Net change in cash	(951)	(2,358)
Effect of exchange rate changes on cash	68	(53)

Cash from continuing operations, beginning of period	1,275	1,748
Cash from discontinued operations, beginning of period	258	2,119
Less: Cash from discontinued operations, end of period	-	(162)
Cash, end of period	$650	$1,294

Supplemental disclosure:
Cash paid during the period for:
Interest	$97	$-
Income taxes	$-	$14

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

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Pinestar Gold Inc., Mary Jones Holdco 2, Inc., and Mary Jones Beverage (Michigan), LLC (collectively, the “Subsidiaries”).

On June 19, 2025, the Company consummated a Share Purchase Agreement (the “SPA”), as amended, with MJ Reg Disrupters LLC (“MJ Reg”) pursuant to which it sold all of the issued and outstanding equity interests in its wholly owned subsidiaries that operate the cannabis (THC) beverage business (the “Cannabis Subsidiaries”) (Note 2).

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending June 30, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

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

In accordance with ASC 205-20, the Company has classified the Cannabis Subsidiaries as discontinued operations. The results of discontinued operations are presented separately in the condensed consolidated statements of operations for all periods presented and the assets and liabilities of Cannabis Subsidiaries have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets for all periods presented. (Note 2).

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation.

Liquidity

As of June 30, 2025, and December 31, 2024, the Company had cash of approximately $0.7 million and $1.5 million, respectively, and working capital of approximately $1.6 million and $2.0 million, respectively. Net cash used in operating activities for the six months ended June 30, 2025 and 2024, was approximately $2.6 million and $3.0 million, respectively. The Company reported a net income of approximately $1.8 million for the six months ended June 30, 2025, compared to a net loss of approximately $2.7 million for the six months ended June 30, 2024. As of June 30, 2025, the Company’s accumulated deficit decreased to approximately $91.2 million, compared to approximately $92.9 million as of December 31, 2024.

For the six months ended June 30, 2025, net cash provided by investing activities was approximately $0.6 million. This amount was primarily attributable to cash proceeds of $0.6 million received in connection with the disposition of the Cannabis Subsidiaries.

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $0.7 million. This amount was primarily attributable to net proceeds of $0.6 million from a new credit facility and repayments of approximately $0.1 million under the Company’s insurance financing agreement. In addition, the Company issued a $0.5 million promissory note to its Chairman of the Board, of which $0.2 million was repaid during the period.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, in the first quarter of fiscal year 2025, the Company changed its senior leadership and is focusing on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

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

Shipping and handling costs paid by customers, primarily related to online orders, are included in revenue and totaled approximately $0.01 million and $0.04 million for the three months ended  June 30, 2025, and 2024, respectively and approximately $0.04 million and $0.08 million for the six months ended June 30, 2025, and 2024, respectively. Sales tax and other similar taxes are excluded from revenue.

For further details on the Company’s revenue recognition policy, refer to Note 1 of the most recently filed Form 10-K, filed on April 1, 2025.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the condensed consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the condensed consolidated balance sheets and amortized over the corresponding term. For the quarters ended June 30, 2025 and 2024, our revenue was reduced by $0.3 million and $1.2 million, respectively, and for the six months ended June 30, 2025 and 2024, our revenue was reduced by $0.9 million and $1.6 million, respectively, in each case for slotting fees and promotion allowances.

Sales to distributors and customers are generally final. However, in limited instances, the Company may accept product returns due to quality issues or distributor terminations, resulting in variable consideration. Customers typically remit payment within 30 days of receiving a valid invoice. The Company offers prompt payment discounts of up to 2% to certain customers, generally for payments made within 15 days. These discounts are recorded as a deduction to revenue in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers. The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of June 30, 2025 and December 31, 2024, allowances for credit losses were approximately $0.1 million and $0.1 million, respectively, and were netted against accounts receivable. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of June 30, 2025, two of the Company’s independent customers accounted for approximately 24% of outstanding accounts receivable. As of December 31, 2024, a single customer represented approximately 10.2% of the Company’s accounts receivable balance.

Earnings (loss) per share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the respective reporting periods. Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares to reflect the potential impact of dilutive securities, including stock options, warrants, and restricted stock units.

During the three and six months ended June 30, 2025 and 2024, the following potentially dilutive securities were considered anti-dilutive and were therefore excluded from the computation of diluted earnings (loss) per share:

●	Stock options: approximately 12,528,244 and 13,037,772 shares for the three and six months ended June 30, 2025 and 2024, respectively
●	Warrants: approximately 6,695,400 and nil shares for the three and six months ended June 30, 2025 and 2024, respectively
●	Restricted stock units: nil and approximately 1,998,979 shares for the three and six months ended June 30, 2025 and 2024, respectively

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires entities to provide more detailed disclosures about income tax expenses (or benefits), including components of the expense (or benefit) and the nature of significant reconciling items. Entities must also disclose information about unrecognized tax benefits, including a tabular reconciliation of beginning and ending balances of unrecognized tax benefits, and details about valuation allowances, including the nature and amount of valuation allowances recorded and released during the period. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update provides guidance on the scope application of profits interest and similar awards under Topic 718. The amendments improve clarity and understanding of paragraph 718-10-15-3, aiding entities in determining whether a profits interest award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The adoption of ASU 2024-01 did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

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

2. Discontinued Operations

As disclosed in Note 1, on June 19, 2025 (the “Date of Disposition”), the Company entered into the SPA to sell of all issued and outstanding equity interests in its cannabis beverage subsidiaries (the “Cannabis Subsidiaries”) pursuant to a share purchase agreement, as amended, with MJ Reg and discontinued the Cannabis-Derived (THC) Beverage. Subsequent to the transaction, the Company’s former VP of Operations was appointed as the CEO of MJ Reg.

As disclosed in Note 1, on June 19, 2025 (the “Date of Disposition”), the Company entered into the SPA with its cannabis beverage subsidiaries (the “Cannabis Subsidiaries”) and the MJ Reg pursuant to which, on the Date of Disposition, the MJ Reg purchased all of the issued and outstanding shares of the Cannabis Subsidiaries from the Company for the Share Purchase Price of $3.0 million promissory notes and inventory for approximately $0.06 million as set forth in the SPA (the “Sale Transaction”). The Share Purchase Price was paid as follows:

●	A $3.0 million promissory note, payable as follows:

○	$0.5 million at the Date of Disposition (paid);
○	$0.5 million due on June 27, 2025 (of which $0.1million) was paid prior to June 30, 2025 and $0.4 million was received subsequent to June 30, 2025);
○	$0.5 million due on June 19, 2026;
○	$0.75 million due on June 19, 2027; and
○	$0.75 million due on June 19, 2028.

The promissory note accrues interest at the lower of 3% per annum and the lowest amount permitted by law; provided, however, if MJ Reg satisfies its obligations under the promissory note, in full, pursuant to the terms thereof, any interest accrued pursuant to the promissory note shall be waived. Notwithstanding the foregoing, upon the occurrence of an Event of Default (as defined in the promissory note), the outstanding principal amount of the promissory note together with any accrued and unpaid interest thereon shall accrue interest at a rate of 10% per annum. The promissory note shall mature upon the earlier of (i) June 19, 2028 and (ii) in the event of prepayment of the promissory note, the date that the principal amount of the promissory note together with the interest accrued thereon is paid in full by MJ Reg.

On June 19, 2025 (the “License Effective Date”), in connection with the SPA, the Company entered into a trademark license agreement (the “License Agreement”) with MJ Holdings pursuant to which the Company granted MJ Holdings an exclusive, freely-usable and non-transferable, fully sublicensable license to use the Licensed IP (as defined in the License Agreement) during the term of such agreement in connection with the manufacture, sale, distribution, advertising, and promotion of all current and future products (the “Licensed Products”) each consisting of a mutually agreed upon composition, formula, recipe, flavor necessary for the Licensed Products and labeling, container size, and packaging, as applicable, to be made available by MJ Holdings for sale on-site at MJ Holdings’ places of business and/or by means of other distributors of MJ Holdings globally, including in any country or jurisdiction where the sale, marketing, and distribution of the Licensed Products is lawful. Pursuant to the License Agreement, MJ Holdings shall retain the exclusive right to any consumable product containing an emulsion derived from the cannabis plant with a THC concentration greater than 0.3% by dry weight and any Licensed IP in connection therewith. Furthermore, MJ Holdings shall own all Licensee Modified Formulas (as defined in the License Agreement) and such Licensee Modified Formulas may be incorporated and/or otherwise used in connection with a Licensed Product during the term of such agreement and at any time thereafter; provided, however, the Company shall be entitled to license the Licensee Modified Formulas on mutually agreeable terms and conditions. Notwithstanding the foregoing, the Company shall maintain exclusive rights to products containing Hemp (as defined in the SPA). Pursuant to the License Agreement, MJ Holdings shall pay the Company $0.15 million on the one year anniversary of the License Effective Date and $0.255 million on each subsequent anniversary of the License Effective Date (the “Licensing Fee”). The Licensing Fee shall be fixed and non-adjustable during the term of the License.

Pursuant to ASC 820, the Company utilized its weighted average cost of capital (WACC) of 11.6% to discount future cash flows and determined the fair values as follows:

●	Promissory Note: $2.59 million
●	Licensing Agreement: $1.70 million

Transaction costs incurred in connection with the disposition totaled $0.05 million. The gain on disposal of subsidiaries was calculated as follows:

Carrying value (in thousands) of net assets of the Cannabis Subsidiaries
Cash	$3
Accounts receivable	233
Inventories	157
Prepaid expenses and other current assets	332
Other assets	22
Accounts payable	(117)
630

Total consideration received, net of transaction costs
Cash	61
Fair value of Promissory Note	2,591
Fair value of Licensing Agreement	1,696
Less: Transaction costs	(55)
4,293

Gain on disposition	$3,663

Following is the breakdown of the gain (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenue	$120	$504	$498	$916
Cost of goods sold	(22)	(205)	(78)	(340)
Gross profit	98	299	420	576
Operating expenses:
Selling and marketing	58	304	134	311
General and administrative	21	12	27	12
Total operating expenses	(79)	(316)	(161)	(323)
Gain (Loss) from discontinued operations	19	(17)	259	253
Other income (expenses):
Interest income	-	5	-	5
Other income (expense), net	-	15	-	15
Total other income (expense)	-	20		20
Tax expenses	(60)	-	(60)	-
Net income (loss) from discontinued operations	$(41)	$3	$199	$273

3. Inventory

Inventory consisted of the following:

	June 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Finished goods	$1,818	$2,198
Raw materials	1,453	1,166
	$3,271	$3,364

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended June 30, 2025 and 2024, the Company recorded obsolete inventory expenses (recovery) of approximately $0.01 million and $0.01 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded obsolete inventory expenses of approximately $0.04 million and $0.05 million, respectively.

4. Fixed Assets, net

	June 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Vehicles	$65	$65
Equipment	199	203
Office and computer equipment	262	262
	526	530
Accumulated depreciation	(452)	(422)
	$74	$108

5. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Employee benefits	$242	$220
Goods and services tax	274	155
Legal settlement	-	135
Sales and marketing	516	1,309
Other accruals	597	645
	$1,629	$2,464

6. Revolving Credit Facility

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

On February 5, 2025, the Company, through its Subsidiary, entered into a Loan Agreement with Two Shores Capital Corp., pursuant to which the Subsidiary may borrow up to an aggregate maximum amount of $5.0 million, subject to the satisfaction of certain conditions. Advances under the Loan Agreement bear interest at a rate of 13.75% per annum. All present and future obligations of the Subsidiary under the Loan Agreement are secured by a first-priority security interest in all assets of the Company, the Subsidiary, and the Company’s other U.S. subsidiaries. As of June 30, 2025, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $0.9 million. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

In connection with the Loan Agreement with Two Shores Capital Corp., the Company issued 750,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance. For accounting purposes, the Company estimated the fair value of the warrants at $50,711 on the issuance date. This amount was recognized as finance costs in the condensed consolidated statements of operations. The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price	$0.20
●	Risk free interest rate	4.00%
●	Expected volatility	79%
●	Expected life (in years)	3
●	Expected dividend	nil

Subsequent to June 30, 2025, the Company issued 250,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance.

7. Promissory Notes

On May 2, 2025, the Company entered into a Promissory Note (the “Note”) with the Chairman of the Board of the Company (the “Lender”) for a principal amount of $0.45 million. The Note carries a fixed interest rate of 12% per annum and is payable monthly in arrears. The principal, together with accrued interest, is due and payable in full by October 10, 2025.

In addition to the principal and interest payments, the Company is required to pay a loan origination fee of $22,000, which is due on the date of maturity. The Note permits the Company to make prepayments without penalty, provided there is no default in payment obligations.

During the three and six months ended June 30, 2025, the Company repaid $0.17 million on the Notes. Subsequent to June 30, 2025, the Company made an additional repayment of $0.14 million.

8. Insurance Premium Financing

Effective November 15, 2024, the Company entered into a one-year financing agreement with IPFS Corporation to fund a portion of its insurance premiums in the amount of $0.2 million. Repayments are made quarterly on January 15, 2025, April 15, 2025, and by July 15, 2025, the entirety of the financing was paid off in full. The interest rate is 8.99% and there are no covenants associated with this agreement.

9. Membership Agreement Obligation

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

10. Shareholders’ Equity

On March 15, 2022, our Board adopted the 2022 Plan, which became effective upon approval by our shareholders on May 16, 2022. Under the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance of awards under the 2022 Plan. Additionally, the number of shares of the Company’s common stock available reserved under the 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) 4% of the shares of the Company’s common stock outstanding (which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board. The Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. The 2022 Plan will be administered by the plan administrator (as defined in the 2022 Plan.

The Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of June 30, 2025, 4,351,158 shares remained available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	June 30, 2025		June 30, 2024
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share))
Opening	8,647,984	0.26	11,407,772	0.26
Granted	6,425,000	0.26	2,200,000	0.24
Exercised	-	-	(136,500)	0.27
Forfeited / Expired	(2,269,741)	0.24	(433,750)	0.42
Closing	12,803,243	0.26	13,037,772	0.25
Exercisable	4,954,014	0.27	5,676,126	0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of June 30, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.165 to $0.25	5,690,379	8.41	0.20	2,282,504	7.24	0.20
$0.251 to $0.40	6,486,290	8.82	0.29	2,086,290	7.34	0.27
$0.401 to $0.55	437,500	5.79	0.49	398,958	5.70	0.49
$0.551 to $0.70	189,075	6.20	0.62	186,262	6.19	0.62
	12,528,243	8.46	0.27	4,954,014	7.12	0.26

(b)	Restricted stock awards:

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

During the three and six months ended June 30, 2025, the Company issued 699,493 common shares to settle the vested RSUs.

During the three and six months ended June 30, 2025 and 2024, no RSUs were issued, vested, or canceled.

As of June 30, 2025, and December 31, 2024, the Company had no RSUs outstanding.

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

As of June 30, 2025, we had unrecognized compensation expense related to stock options of $1.0 million to be recognized over a weighted-average period of 5 years.

The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$196	$198	$287	$348
Restricted stock	-	263	-	271
	$196	$461	$287	$619

Consolidated Statements of Operations account:
Selling and marketing	61	32	73	52
General and administrative	136	429	214	567
	$196	$461	$287	$619

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	June 30, 2025	June 30, 2024
Expected dividend yield	-	-
Expected stock price volatility	76.0%	89.3%
Risk-free interest rate	4.46%	4.20%
Expected term (in years)	10.0	5.90
Weighted-average grant date fair-value	$0.21	$0.18

As of June 30, 2025, the aggregate intrinsic value of outstanding stock options was approximately $11,500, while the intrinsic value of exercisable options was approximately $4,000. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

During the year ended December 31, 2024, the Company issued 5,505,000 warrants, each with an exercise price of $0.50 per warrant, exercisable for a period of 24 months from the issuance date. Additionally, 440,400 broker’s warrants were issued in connection with private placements completed during the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, these warrants remained outstanding.

As discussed in Note 6, in connection with the Loan Agreement with Two Shores Capital Corp., the Company issued 750,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance.

The following table presents a summary of the Company’s outstanding warrants as of June 30, 2025:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	1.07	$0.50	3,767,500
July 31, 2026	800,000	1.08	0.50	800,000
August 21, 2026	937,500	1.14	0.50	937,500
May 30, 2028	750,000	2.91	0.45	750,000
	6,695,400			6,695,400

11. Segment Information

Subsequent to the disposition of the Cannabis-Derived (THC) Beverages segment, the Company’s only operating and reportable segment is beverages. This segment includes both Jones Soda’s traditional craft sodas, known for their unique flavors, pure cane sugar formulation, and consumer-driven branding as well as our modern soda’s such as Pop Jones, Fiesta Jones and hemp derived products such as HD9. The products are distributed through various channels, including retail stores, foodservice outlets, and direct-to-consumer platforms.

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

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months and six months ended June 30, 2025 and 2024:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	For the three months ended
(in thousands)	June 30, 2025	June 30, 2024
Segment Results – Net sales
United States	$4,018	$5,247
Canada	876	1,412
Total	$4,894	$6,659

	For the six months ended
(in thousands)	June 30, 2025	June 30, 2024
Segment Results – Net sales
United States	$7,660	$8,876
Canada	1,464	2,364
Total	$9,124	$11,240

Net sales generated in the United States accounted for 82% and 79% of total revenue during the three months ended June 30, 2025, and 2024, respectively.

Net sales generated in the United States accounted for 84% and 83% of total revenue during the six months ended June 30, 2025, and 2024, respectively.

Income (loss) from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

	For the three months ended
(in thousands)	June 30, 2025	June 30, 2024
Segment Results – Income (loss) from continuing operations
United States	$2,467	$(1,731)
Canada	5	34
Total	$2,652	$(1,697)

	For the six months ended
(in thousands)	June 30, 2025	June 30, 2024
Segment Results – Income (loss) from continuing operations
United States	$1,553	$(3,660)
Canada	7	667
Total	$1,560	$(2,993)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

12. Commitments and Contingencies

Commitments

As of June 30, 2025, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $2.3 million.

Legal proceedings

The California Department of Public Health (“CDPH”) issued a cease-and-desist letter to the sale and distribution of Mary Jones hemp infused sodas in California through Jones Soda’s wholly owned subsidiary Mary Jones Michigan, LLC. The state alleged that the Company’s products violated California law by failing to properly label the products and that the products contained hemp-derived THC isolate, which they did not. The Company disputed the CDPH position, however, it voluntarily agreed to cease distribution of its hemp infused soda in California. While CDPH requested additional information from the Company regarding the status of the recall for distributed products, the action appeared to be resolved by September 2024. In April 2025, shortly before the statute of limitations expired for any further action by CDPH relating to Mary Jones sodas, CDPH filed a Complaint, and on June 27, 2025, the CDPH filed an amended compliant, in Los Angeles Superior Court naming Jones Soda and other businesses who were involved in the sale of infused soda in California in the spring of 2024, which the Company intends to dispute.

The Company has been served with a lawsuit by a supplier on August 11 , 2025 concerning an alleged breach of contract and unjust enrichment in the amount of $342,373. The Company intends to file a counterclaim against the plaintiff for an amount in excess of the damages alleged in the complaint.

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

13. Subsequent Events

As disclosed in Note 6, the Company issued 250,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance.

As disclosed in Note 8, subsequent to June 30, 2025, the Company made an additional principal repayment of $135,000 with respect to the Notes previously issued to the Chair of the Company’s Board of Directors.

The Company granted an aggregate of 2,213,765 RSUs to members of its Board of Directors. Pursuant to the grant terms, 50% of the RSUs vested on July 31, 2025, and the remaining RSUs are scheduled to vest in equal installments on September 30, 2025, and December 31, 2025. In connection with the vesting of the RSUs, the Company issued 1,106,884 shares of its common stock to settle the vested awards.

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

Products

Our strategy is to evolve from a craft soda company (Jones Soda) to a diverse beverage company covering additional growing market segments including modern soda (Pop Jones and Fiesta Jones) and the alternative adult beverages (Hemp-derived Mary Jones and Spiked Jones). Our product line-up currently consists of the following:

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

Mary Jones (Hemp Derived Products) & Spiked Jones (Alternative Adult market segment)

Jones started offering its hemp-derived Delta-9 THC products in 2024 through the Mary Jones brand, including with a line of four flavors of Mary Jones hemp-derived sodas. Since that time, Mary Jones has expanded its portfolio to include four flavors of 10mg Mary Jones shooters, four flavors of Mary Jones gummies, and a line of Mary Jones zero sugar sodas (which we anticipate launching in September 2025). The Mary Jones line is one of Jones’ fastest growing business segments with new DSD distributors picking up the line every month. We believe there is a growing market for these products as consumers continue to migrate away from traditional beer and wine products. We further believe Mary Jones is uniquely positioned to lead in this emerging category. Backed by over two decades of brand equity from Jones Soda, we believe we offer an instantly recognizable name, a loyal consumer base, and a proven reputation for flavor innovation and quality. This brand trust allows us to enter the HD9 market with a built-in advantage, one that we believe most new and existing competitors cannot replicate. Additionally, we plan to launch our line of hard craft sodas “spiked” with alcohol under the brand name Spiked Jones in 2025.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our business in the modern soda category through our Pop Jones and Fiesta Jones brands;

●	Expand our fountain program in the United States and Canada;

●	Grow our Spiked Jones alcohol infused brand throughout the US; and,

●	Grow the new Mary Jones brand cannabidiol (CBD)-infused beverages.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

Three months ended June 30, 2025 and 2024

	2025	2024
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$4,894	$6,653	(26.4)%
Cost of Goods Sold	(3,266)	(4,391)	(25.6)%
Gross Profit	1,628	2,262	(28.0)%
% of Revenue	33%	34%

Quarter Ending June 30, 2025 Compared to Quarter Ended June 30, 2024

Revenue

For the quarter ending June 30, 2025, revenue decreased by approximately $1.8 million, or 26.4%, to approximately $4.9 million compared to approximately $6.7 million for the quarter ending June 30, 2024. The decrease in sales revenue was driven by lower sales in its core soda business ($2.1 million decrease year over year) and direct to consumer business ($0.3 million), which was partially offset by growth in mini cans, food service, convenience stores and HD9 products ($0.7 million increase year over year). HD9 grew to $0.2 million during the second quarter from $0.6 million in the prior year to $0.8 million for the second quarter ending June 30, 2025. Core soda sales were front end loaded in 2024 with one customer taking a large pipeline fill order in the second quarter of 2024 which did not repeat in 2025. Management expects to see growth in the third and fourth quarters driven by Core Soda, HD9, Spiked Jones, Modern Soda formats (Pop Jones and Fiesta Jones), direct to consumer, as well as growth in club, food service and convenience store channels.

Gross Profit

For the quarter ending June 30, 2025, gross profit decreased by approximately $0.6 million, or 28%, to approximately $1.6 million compared to approximately $2.3 million for the quarter ending June 30, 2024 as a result of lower sales revenue in the current quarter. For the quarter ending June 30, 2025, gross margin decreased slightly to 33.3% from 33.4% in the quarter ending June 30, 2024. The Company continues to look for opportunities to decrease the cost of goods sold with its co-manufacturers and our warehouse and freight providers.

Selling and Marketing Expenses

Selling and marketing expenses for the second quarter ending June 30, 2025 were approximately $1 million, a decrease of approximately $0.6 million, or 39%, from approximately $1.6 million for the second quarter ending June 30, 2024. This decrease was primarily a result of decreased online marketing spend and tradeshows and sponsorships for both the Jones Soda and Mary Jones brands in the second quarter of 2025 compared to the same quarter of 2024. Selling and marketing expenses as a percentage of revenue decreased to 21% in the second quarter ending June 30, 2025 from 25% in the same period in 2024. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ending June 30, 2025, and 2024, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $65,000 and $38,000, respectively.

General and Administrative Expenses

General and administrative expenses for the second quarter ending June 30, 2025 were approximately $1.3 million compared to $2.2 million in the second quarter ending June 30, 2024 or a reduction of $0.9 million. General and administrative expenses as a percentage of revenue decreased to 27% in the second quarter ending June 30, 2025 from 33% in the same quarter in 2024 or an approximately 6 percentage points decrease. We intend to continue to look for additional opportunities to reduce our G&A costs beyond the cost reductions achieved in 2025. For the three months ending June 30, 2025, and 2024, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $148,000 and $435,000, respectively.

Income Tax Expense

We incurred approximately $7,000 and $11,000 of income tax expense during the quarter ended June 30, 2025 and 2024, respectively. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net Income for the quarter ended June 30, 2025 was approximately $2.6 million compared to net loss of approximately $1.6 million for the quarter ended June 30, 2024 or an improvement of $4.2 million. This decrease in net loss was primarily due to the decreases in selling and marketing expenses and general and administrative expenses in the second quarter of 2025 compared to the first quarter of 2024, and the gain on sale of its Cannabis businesses being partially offset by reduced sales revenues and gross profit in the current quarter compared to the same quarter last year.

Six months ending June 30, 2025 and 2024

	2025	2024
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$9,124	$11,240	(18.8)%
Cost of Goods Sold	(6,101)	(7,363)	(17.1)%
Gross Profit	3,023	3,877	(22.0)%
% of Revenue	33.1%	34.5%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue

For the six months ending June 30, 2025, revenue decreased by approximately $2.1 million, or 18.8%, to approximately $9.1 million compared to approximately $11.2 million for the six months ending June 30, 2024. The decrease in sales revenue was driven by lower sales in its core soda business ($3.5 million decrease year over year) and direct to consumer business ($0.4 million), which was partially offset by growth in mini cans, food service, convenience store and HD9 products ($1.8 million increase year over year). HD9 grew $0.9 million over the six months from $0.9 million in the prior year to $1.8 million for the six months ending June 30, 2025. Core soda sales were front end loaded in 2024 with one customer taking a large pipeline fill order in the second quarter of 2024 which did not repeat in 2025. Management expects to see growth in the third and fourth quarters driven by Core Soda, HD9, Spiked Jones, Modern Soda formats (Pop Jones and Fiesta Jones), direct to consumer, as well as growth in club, food service and convenience store channels. Core Soda sales for 2025 is expected to end the year down slightly over the prior year’s total core soda sales.

Gross Profit

For the six months ending June 30, 2025, gross profit decreased by approximately $0.8 million, or 22%, to approximately $3.0 million compared to approximately $3.8 million for the six months ending June 30, 2024 because of lower sales revenue. For the six months ending June 30, 2025, gross margin decreased to 33.3% from 34.5% in the comparable period driven by higher initial product costs for new Jones products. The Company expects that with higher sales volumes of these new products, product costs are expected to be lower as we negotiate lower co-manufacturing fees and lower raw material and packaging.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ending June 30, 2025, were approximately $2.2 million, a decrease of approximately $0.9 million, or 29%, from approximately $3.1 million in the comparable period. This decrease was primarily a result of decreased online marketing spend and tradeshows and sponsorships for both the Jones Soda and Mary Jones brands in the six months ending June 30, 2025, compared to the same period in 2024. Selling and marketing expenses as a percentage of revenue decreased to 24% in the six months ending June 30, 2025, from 28% in the same period in 2024. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the six months ending June 30, 2025, and 2024, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $82,000 and $65,000, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ending June 30, 2025, were approximately $2.6 million compared to $3.8 million in the first six months ending June 30, 2024, or a reduction of $1.2 million (31% reduction). General and administrative expenses as a percentage of revenue decreased to 28.0% in the six months ending June 30, 2025, from 33% in the same period in 2024 or an approximately 5 percentage points decrease. We continue to look for additional opportunities to reduce our G&A costs beyond the cost reductions achieved in the six months ending June 30, 2025. For the six months ending June 30, 2025, and 2024, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $235,000 and $582,000, respectively.

Income Tax Expense

We incurred approximately $7,000 and $21,000 of income tax expense during the six months ending June 30, 2025, and 2024, respectively. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net Income for the six months ending June 30, 2025, was approximately $1.8 million compared to net loss of approximately $2.7 million for six months ending June 30, 2024, or an improvement of $4.6 million. The improvement in income was primarily due to the decreases in selling and marketing expenses and general and administrative expenses in the six months of 2025 compared to the six months of 2024 and gain on sale of the Cannabis business which partially offset by reduced sales revenues and gross profit.

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

Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, the Company had cash of approximately $0.7 million and $1.5 million, respectively, and working capital of approximately $1.6 million and $2.0 million, respectively. Net cash used in operating activities for the six months ending June 30, 2025 and 2024, was approximately $2.6 million and $3.0 million, respectively. The Company reported a net income of approximately $1.8 million for the six months ending June 30, 2025, compared to a net loss of approximately $2.7 million for the six months ending June 30, 2024. As of June 30, 2025, the Company’s accumulated deficit decreased to approximately $91.2 million, compared to approximately $92.9 million as of December 31, 2024.

For the six months ending June 30, 2025, net cash provided by investing activities was approximately $0.6 million. This amount was primarily attributable to cash proceeds of $0.6 million received in connection with the disposition of the Cannabis Subsidiaries.

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $0.7 million. This amount was primarily attributable to net proceeds of $0.6 million from a new credit facility and repayments of approximately $0.1 million under the Company’s insurance financing agreement. In addition, the Company issued a $0.5 million promissory note to its Chairman of the Board, of which $0.2 million was repaid during the period. In contrast, for the six months ended June 30, 2024, net cash used in financing activities amounted to approximately $0.1 million, reflecting repayments under the Company’s insurance financing agreement, partially offset by proceeds from the exercise of Pinestar warrants.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, in the first quarter of fiscal year of 2025, the Company changed its senior leadership and is focusing on reducing its operating expenses while bringing new products to market with higher margins and potentially higher customer demand. Additionally, on February 5, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

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

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025. There have been no material changes in our critical accounting policies during the three months ended June 30, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in internal controls over financial reporting

There were no other changes in our internal controls over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on our evaluation under the COSO framework, management concluded that, as of such date, our internal controls over financial reporting were not effective as of the end of the period covered by this interim report on Form 10-Q due to material weaknesses as described herein. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

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

● The Company hired an experienced CPA in public company reporting in June,2025.

● The Company is now through that transition and the new leadership team will ensure previously effective controls are followed by the time we report the third quarter interim results and reinforced adherence to the set of internal controls that Company has previously successfully abided by over the past years.

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

JONES SODA CO.
(Registrant)
August 14, 2025
	By:	/s/ Brian Meadows
Brian Meadows
Chief Financial Officer

