Form 10-Q
period 2025-09-30
JONES SODA CO
filed 2025-11-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 14, 2025, there were 117,671,604 shares of the registrant’s common stock issued and outstanding.

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

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to raise capital to finance our operations;

●	Our ability to continue to license and market THC/CBD-infused and/or hemp-infused beverages and edibles, and comply with the laws and regulations governing such products;

●	Our revenues from our hemp-derived HD9 products could be negatively impacted if recent federal legislation that would prohibit the unregulated sale of intoxicating hemp-based or hemp derived products (including delta-8/HD9) is enacted into law;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

●	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally, including in the fountain business, particularly from other major beverage companies;

●	Entrance into and increased focus on the craft beverage segment by other major beverage companies;

●	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls;

●	Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

●	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

●	Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

●	Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass in the supply chain;

●	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

●	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

●	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;

●	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

●	Our ability to comply with the many regulations to which our business is subject;

●	Our ability to maintain an effective information technology infrastructure;

●	Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	Fluctuations in fuel and freight costs;

●	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

●	Tariffs affecting raw materials or finished goods transported between the United States and Canada;

●	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations;

●	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

●	Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace and the Canadian Stock Exchange, including the level of trading activity, volatility or market liquidity.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$199	$1,275
Accounts receivable, net of allowance of $29 and $77, respectively	2,852	1,858
Current note receivable	500	-
Current licensing fees receivable	150	-
Inventories, net	3,261	3,364
Prefunded insurance premiums from financing	-	199
Prepaid expenses and other current assets	2,337	614
Current assets of discontinued operations	-	1,070
Total current assets	9,299	8,380
Long-term note receivable	1,140	-
Long-term licensing fees receivable	1,599	-
Fixed assets, net of accumulated depreciation of $410 and $422, respectively	44	108
Non-current assets of discontinued operations	-	35
Total assets	$12,082	$8,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,589	$3,279
Accrued expenses	1,246	2,464
Revolving credit facility	1,710	291
Insurance premium financing	-	199
Promissory notes	185	-
Current liabilities of discontinued operations	-	134
Total current liabilities	8,730	6,367
Total liabilities	8,730	6,367
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 . Issued and outstanding shares — 117,674,036 shares and 115,867,659 shares, respectively	95,691	94,883
Accumulated other comprehensive income	279	222
Accumulated deficit	(92,618)	(92,949)
Total shareholders’ equity	3,352	2,156
Total liabilities and shareholders’ equity	$12,082	$8,523

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue	$4,500	$3,915	$13,624	$15,155
Cost of goods sold	(3,201)	(3,180)	(9,302)	(10,543)
Gross profit	1,299	735	4,322	4,612
Operating expenses:
Selling and marketing	1,013	1,513	3,186	4,622
General and administrative	1,688	1,841	4,219	5,598
Total operating expenses	(2,701)	(3,354)	(7,405)	(10,220)
Loss from operations	(1,402)	(2,619)	(3,083)	(5,608)
Other income (expenses):
Interest income	54	7	60	13
Interest expense	(87)	(10)	(235)	(17)
Other (expense) income, net	9	(3)	(264)	15
Gain on disposition of subsidiaries	-	-	3,663	-
Total other (expenses) income	(24)	(6)	3,224	11
Income (loss) before income taxes	(1,426)	(2,625)	141	(5,597)
Income tax expense, net	(2)	(5)	(9)	(26)
Income from continuing operations	(1,428)	(2,630)	132	(5,623)
Income from discontinued operations	-	2	199	275
Net income (loss)	$(1,428)	$(2,628)	$331	$(5,348)

Earning (loss) per share – basic and diluted
Income (loss) from continuing operations	$(0.01)	$(0.02)	$0.00	$(0.05)
Income from discontinued operations	$-	$0.00	$0.00	$0.00
Total	$(0.01)	$(0.02)	$0.00	$(0.05)

Weighted average common shares outstanding - basic and diluted	117,313,096	111,244,803	116,459,818	105,015,962

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(1,428)	$(2,628)	$331	$(5,348)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29)	7	46	(60)
Reclassification of foreign currency translation differences upon disposal of the foreign operation	-	-	11	-
Total comprehensive income (loss)	$(1,457)	$(2,621)	$388	$(5,408)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Shares issued for restricted share units	1,806,377	-	-	-	-
Fair value of warrants issued	-	65	-	-	65
Stock-based compensation	-	743	-	-	743
Net Income	-	-	-	331	331
Other comprehensive income	-	-	57	-	57
Balance as of September 30, 2025	117,674,036	95,691	279	(92,618)	3,352

Balance as of December 31, 2023	101,258,135	$90,273	$331	$(83,054)	$7,550
Private Placement Offering	11,010,000	3,661	-	-	3,661
Stock-based compensation	2,698,467	986	-	-	986
Shares withheld for taxes upon RSU vesting	(210,000)	(93)	-	-	(93)
Exercise of Pinestar Warrants	974,808	44	-	-	44
Exercise of Stock Options	136,250	37	-	-	37
Net Loss	-	-	-	(5,348)	(5,348)
Other comprehensive loss	-	-	(60)	-	(60)
Balance as of September 30, 2024	115,867,660	$94,908	$271	$(88,402)	$6,777

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of June 30, 2025	116,567,152	$95,221	$308	$(91,190)	$4,339
Shares issued for restricted share units	1,106,884	-	-	-	-
Fair value of warrants issued	-	14	-	-	-
Stock-based compensation	-	456	-	-	-
Net loss	-	-	-	(1,428)	(1,428)
Other comprehensive loss	-	-	(29)	-	(29)
Balance as of September 30, 2025	117,674,036	95,691	279	(92,618)	3,352

Balance as of June 30, 2024	103,768,173	$90,973	$264	$(85,774)	$5,463
Private Placement Offering	11,010,000	3,661	-	-	3,661
Stock-based compensation	1,299,487	367	-	-	367
Shares withheld for taxes upon RSU vesting	(210,000)	(93)	-	-	(93)
Net loss	-	-	-	(2,628)	(2,628)
Other comprehensive income	-	-	7	-	7
Balance as of September 30, 2024	115,867,660	$94,908	$271	$(88,402)	$6,777

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$331	$(5,348)
Less: Income from discontinued operations	(199)	(275)
Net Income (loss) from continuing operations	132	(5,623)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Accretion of interest of note receivable	(50)	-
Finance income	(8)	-
Finance costs	178	-
Licensing fees	(45)	-
Loss on disposal	10	-
Gain on disposition of subsidiaries	(3,663)	-
Depreciation	45	41
Stock-based compensation	743	986
Change in allowance for credit losses	(48)	(206)
Write-off of obsolete inventory	(38)	-
Changes in operating assets and liabilities:
Accounts receivable	(819)	(486)
Inventories	152	(2,351)
Prefunded insurance premiums from financing	199	357
Prepaid expenses and other current assets	(1,837)	(845)
Other assets	-	206
Accounts payable	2,307	2,009
Accrued expenses	(1,230)	1,153
Taxes payable	-	2
Net cash used in continuing operations	(3,972)	(4,757)

INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	1,003	-
Proceeds from disposal of property, plant and equipment	10	(27)
Net cash provided by (used in) investing activities	1,013	(27)

FINANCING ACTIVITIES:
Net Proceeds from Private Placement Offering	-	3,661
Net cash from revolving credit facility	1,342	-
Proceeds on issuance of promissory notes	450	-
Repayment of promissory notes	(300)	-
Proceeds from the exercise of Pinestar Warrants	-	44
Proceeds from the exercise of stock options	-	37
Payment of taxes on RSU withholding	-	(93)
Repayments on insurance financing	(199)	(357)
Net cash provided by financing activities	1,293	3,292

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	288	350
Net cash Provided by discontinued operations	288	350

Net change in cash	(1,378)	(1,142)
Effect of exchange rate changes on cash	44	(40)

Cash from continuing operations, beginning of period	1,275	1,748
Cash from discontinued operations, beginning of period	258	2,119
Less: Cash from discontinued operations, end of period	-	(172)
Cash, end of period	$199	$2,513

Supplemental disclosure:
Cash paid during the period for:
Interest	$63	$97
Income taxes	$-	$-

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

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Pinestar Gold Inc., and Mary Jones Holdco 2, Inc. (collectively, the “Subsidiaries”).

On June 19, 2025, the Company consummated a Share Purchase Agreement (the “SPA”), as amended, with MJ Reg Disrupters LLC (“MJ Reg”) pursuant to which it sold all of the issued and outstanding equity interests in its wholly owned subsidiaries that operate the cannabis (THC) beverage business (the “Cannabis Subsidiaries”) (Note 2).

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending September 30, 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

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

Liquidity

As of September 30, 2025, and December 31, 2024, the Company had cash of approximately $0.2 million and $1.3 million, respectively, and working capital of approximately $0.6 million and $2.0 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 and 2024, was approximately $4.0 million and $4.8 million, respectively. The Company reported a net income of approximately $0.3 million for the nine months ended September 30, 2025, compared to a net loss of approximately $5.3 million for the nine months ended September 30, 2024. As of September 30, 2025, the Company’s accumulated deficit decreased to approximately $92.6   million, compared to approximately $92.9 million as of December 31, 2024.

For the nine months ended September 30, 2025, net cash provided by investing activities was approximately $1 million. This amount was primarily attributable to cash proceeds of $1 million received in connection with the disposition of the Cannabis Subsidiaries.

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $1.3 million. This amount was primarily attributable to net proceeds of $1.3 million from a new credit facility and repayments of approximately $0.2 million under the Company’s insurance financing agreement. In addition, the Company issued a $0.5 million promissory note to its Chairman of the Board, of which $0.3 million was repaid during the period.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, in the first quarter of fiscal year 2025, the Company changed its senior leadership and is focusing on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, on February 19, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp, pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million,   subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders.

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

Shipping and handling costs paid by customers, primarily related to online orders, are included in revenue and totaled approximately $0.06 million and $.02 million for the three months ended September 30, 2025, and 2024, respectively and approximately $0.1 million and $.08 million for the nine months ended September 30, 2025, and 2024, respectively. Sales tax and other similar taxes are excluded from revenue.

For further details on the Company’s revenue recognition policy, refer to Note 1 of the most recently filed Form 10-K, filed on April 1, 2025.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotional allowances. Discounts, slotting fees and promotional allowances vary the consideration we are entitled to in exchange for the sale of products to distributors. We estimate these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the condensed consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the condensed consolidated balance sheets and amortized over the corresponding term. For the three months ended September 30, 2025 and 2024, our revenue was reduced by $0.7 million and $1.5 million, respectively, and for the nine months ended September 30, 2025 and 2024, our revenue was reduced by $1.6 million and $3.1 million, respectively, in each case for slotting fees and promotion allowances.

Sales to distributors and customers are generally final. However, in limited instances, the Company may accept product returns due to quality issues or distributor terminations, resulting in variable consideration. Customers typically remit payment within 30 days of receiving a valid invoice. The Company offers prompt payment discounts of up to 2% to certain customers, generally for payments made within 15 days. These discounts are recorded as a deduction to revenue in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers. The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of September 30, 2025 and December 31, 2024, allowances for credit losses were approximately $0.03 million and $0.08 million, respectively, and were netted against accounts receivable. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of September 30, 2025, two of the Company’s independent customers accounted for approximately 25%   of outstanding accounts receivable. As of December 31, 2024, a single customer represented approximately 10.2% of the Company’s accounts receivable balance.

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

During the three and nine months ended September 30, 2025 and 2024, the following potentially dilutive securities were considered anti-dilutive and were therefore excluded from the computation of diluted earnings (loss) per share:

●	Stock options: approximately 12,873,243 and 12,019,647 shares for the three and nine months ended September 30, 2025 and 2024, respectively
●	Warrants: approximately 6,695,400 and nil shares for the three and nine months ended September 30, 2025 and 2024, respectively
●	Restricted stock units: 1,106,881 and approximately 699,492 shares for the three and nine months ended September 30, 2025 and 2024, respectively

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

As disclosed in Note 1, on June 19, 2025 (the “Date of Disposition”), the Company entered into the SPA with its cannabis beverage subsidiaries (the “Cannabis Subsidiaries”) and the MJ Reg pursuant to which, on the Date of Disposition, the MJ Reg purchased all of the issued and outstanding shares of the Cannabis Subsidiaries from the Company for the Share Purchase Price of $3.0 million promissory notes and inventory for approximately $0.06 million as set forth in the SPA (the “Sale Transaction”). The Share Purchase Price was paid as follows:

●	A $3.0 million promissory note, payable as follows:

○	$0.5 million at the Date of Disposition (received);
○	$0.5 million due on June 27, 2025 (received);
○	$0.5 million due on June 19, 2026;
○	$0.75 million due on June 19, 2027; and
○	$0.75 million due on June 19, 2028.

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

Pursuant to ASC 820, the Company utilized its weighted average cost of capital (WACC) of 11.6% to discount future cash flows and determined the fair values as follows:

●	Promissory Note: $2.59 million
●	Licensing Agreement: $1.70 million

Transaction costs incurred in connection with the disposition totaled $0.05 million. The gain on disposal of subsidiaries was calculated as follows:

Carrying value (in thousands) of net assets of the Cannabis Subsidiaries
Cash	$3
Accounts receivable	233
Inventories	157
Prepaid expenses and other current assets	332
Other assets	22
Accounts payable	(117)
630

Total consideration received, net of transaction costs
Cash	61
Fair value of Promissory Note	2,591
Fair value of Licensing Agreement	1,696
Less: Transaction costs	(55)
4,293

Gain on disposition	$3,663

Following is the breakdown of the gain (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue	$-	$296	$498	$1,212
Cost of goods sold	-	(137)	(78)	(477)
Gross profit	-	159	420	735
Operating expenses:
Selling and marketing	-	131	134	442
General and administrative	-	26	27	38
Total operating expenses	-	(157)	(161)	(480)
Gain (Loss) from discontinued operations	-	2	259	255
Other income (expenses):
Interest income	-	-	-	5
Other income (expense), net	-	-	-	15
Total other income (expense)	-	-	-	20
Tax expenses	-	-	(60)	-
Net income (loss) from discontinued operations	$-	$2	$199	$275

3. Note receivable

As disclosed in Note 2, in connection with the Sale Transaction, the Company issued a promissory note with an aggregate principal amount of $3.0 million. The note is payable in five installments as follows:

●	$0.5 million at the Date of Disposition (received);
●	$0.5 million due on June 27, 2025 (received);
●	$0.5 million due on June 19, 2026;
●	$0.75 million due on June 19, 2027; and
●	$0.75 million due on June 19, 2028.

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

In accordance with ASC 820, the Company applied its weighted average cost of capital of 11.6% to discount the future cash flows associated with the note and determined the initial fair value to be $2.59 million. The resulting discount is being amortized over the term of the note using the effective interest method.

For the nine months ended September 30, 2025, the Company recognized $0.05 million in finance income related to the amortization of the discount.

As of September 30, 2025, the carrying value of the promissory note was $1.64 million, of which $0.50 million was classified as current.

4. Licensing fees receivable

As disclosed in Note 2, in connection with the Sale Transaction, the Company entered into the License Agreement with MJ Holdings pursuant to which the Company granted MJ Holdings an exclusive, freely-usable and non-transferable, fully sublicensable license to use the Licensed IP (as defined in the License Agreement) during the term of such agreement in connection with the manufacture, sale, distribution, advertising, and promotion of all current and future products (the “Licensed Products”) each consisting of a mutually agreed upon composition, formula, recipe, flavor necessary for the Licensed Products and labeling, container size, and packaging, as applicable, to be made available by MJ Holdings for sale on-site at MJ Holdings’ places of business and/or by means of other distributors of MJ Holdings globally, including in any country or jurisdiction where the sale, marketing, and distribution of the Licensed Products is lawful. Pursuant to the License Agreement, MJ Holdings shall retain the exclusive right to any consumable product containing an emulsion derived from the cannabis plant with a THC concentration greater than 0.3% by dry weight and any Licensed IP in connection therewith. Furthermore, MJ Holdings shall own all Licensee Modified Formulas (as defined in the License Agreement) and such Licensee Modified Formulas may be incorporated and/or otherwise used in connection with a Licensed Product during the term of such agreement and at any time thereafter; provided, however, the Company shall be entitled to license the Licensee Modified Formulas on mutually agreeable terms and conditions. Notwithstanding the foregoing, the Company shall maintain exclusive rights to products containing Hemp (as defined in the SPA). Pursuant to the License Agreement, MJ Holdings shall pay the Company $0.15 million on the one-year anniversary of the License Effective Date and $0.255 million on each subsequent anniversary of the License Effective Date (the “Licensing Fee”). The Licensing Fee shall be fixed and non-adjustable during the term of the License.

In accordance with ASC 820, the Company utilized its weighted average cost of capital of 11.6% to discount the expected future cash flows associated with the Licensing Fee and determined the initial fair value of the License Agreement to be $1.70 million. The resulting discount is being amortized over the term of the License Agreement using the effective interest method.

For the nine months ended September 30, 2025, the Company recognized $0.04 million in licensing revenue and $0.01 million in finance income related to the amortization of the discount.

As of September 30, 2025, the carrying value of the License Agreement receivable was $1.75 million, of which $0.15 million was classified as current.

5. Inventory

Inventory consisted of the following:

	September 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Finished goods	$1,852	$2,198
Raw materials	1,409	1,166
	$3,261	$3,364

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended September 30, 2025 and 2024, the Company recorded obsolete inventory expenses (recovery) of approximately $nil million and $.01 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded obsolete inventory expenses of approximately $0.04 million   and $.06 million, respectively.

6. Fixed Assets, net

	September 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Vehicles	$-	$65
Equipment	192	203
Office and computer equipment	262	262
	454	530
Accumulated depreciation	(410)	(422)
	$44	$108

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (in thousands)	December 31, 2024 (in thousands)
Employee benefits	$227	$220
Goods and services tax	102	155
Legal settlement	-	135
Sales and marketing	334	1,309
Other accruals	583	645
	$1,246	$2,464

8. Revolving Credit Facility

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

On February 5, 2025, the Company, through its Subsidiary, entered into a Loan Agreement with Two Shores Capital Corp., pursuant to which the Subsidiary may borrow up to an aggregate maximum amount of $5.0 million, subject to the satisfaction of certain conditions. Advances under the Loan Agreement bear interest at a rate of 13.75% per annum. All present and future obligations of the Subsidiary under the Loan Agreement are secured by a first-priority security interest in all assets of the Company, the Subsidiary, and the Company’s other U.S. subsidiaries. As of September 30, 2025, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $1.70 million. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

In connection with the Loan Agreement with Two Shores Capital Corp., the Company issued total 1,000,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance. The   Company estimated the fair value of the warrants at $65,215 on the issuance date. This amount was recognized as finance costs in the condensed consolidated statements of operations. The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price	$0.20
●	Risk free interest rate	3.91%
●	Expected volatility	79%
●	Expected life (in years)	3
●	Expected dividend	nil

9. Promissory Notes

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

During the three and nine months ended September 30, 2025, the Company repaid $0.13 million and $0.30 million, respectively, on the Notes.

10. Insurance Premium Financing

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

11. Membership Agreement Obligation

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

12. Shareholders’ Equity

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

The Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of September 30, 2025, 4,281,158 shares remained available for future awards under the Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	September 30, 2025		September 30, 2024
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share))
Opening	8,647,984	0.26	11,407,772	0.26
Granted	6,495,000	0.26	2,200,000	0.24
Exercised	-	-	(136,250)	0.27
Forfeited / Expired	(2,269,741)	0.24	(1,451,875)	0.29
Closing	12,873,243	0.26	12,019,647	0.25
Exercisable	4,990,483	0.27	5,676,126	0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of September 30, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.165 to $0.25	5,760,379	8.17	0.20	2,304,755	6.99	0.21
$0.251 to $0.40	6,486,290	8.56	0.29	2,086,290	7.08	0.27
$0.401 to $0.55	437,500	5.54	0.49	412,239	5.48	0.49
$0.551 to $0.70	189,074	5.94	0.62	187,199	5.94	0.62
	12,873,243	8.25	0.26	4,990,483	6.87	0.27

(b)	Restricted stock awards:

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

During the three and nine months ended September 30, 2025, the Company issued 1,106,884 and 1,806,377 common shares, respectively, to settle the vested RSUs.

On July 16, 2025, the Company granted 2,213,765 RSUs to members of its Board of Directors. The aggregate grant-date fair value of the RSUs was $0.4 million, determined in accordance with ASC 718, Compensation—Stock Compensation. Under the terms of the award, 50% of the RSUs vested immediately upon grant. The remaining 50% are scheduled to vest in equal installments on September 30, 2025 and December 31, 2025, subject to continued service.

As of September 30, 2025, and December 31, 2024, the Company had 1,106,881 and nil RSUs outstanding.

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

As of September 30, 2025, we had unrecognized compensation expense related to stock options of $0.9 million and RSUs of $0.1 million to be recognized over the remaining vesting terms.

The following table   summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$154	$175	$441	$523
Warrants	-	18	-	18
Restricted stock	302	174	302	445
	$456	$367	$743	$986

Consolidated Statements of Operations account:
Selling and marketing	42	31	115	83
General and administrative	414	336	628	903
	$456	$367	$743	$986

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	September 30, 2025	September 30, 2024
Expected dividend yield	-	-
Expected stock price volatility	76%	89.3%
Risk-free interest rate	4.45%	4.20%
Expected term (in years)	10	5.9
Weighted-average grant date fair-value	$0.21	$0.18

As of September 30, 2025, the aggregate intrinsic value of outstanding stock options was approximately $23,750, while the intrinsic value of exercisable options was approximately $7,500. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

During the year ended December 31, 2024, the Company issued 5,505,000 warrants, each with an exercise price of $0.50 per warrant, exercisable for a period of 24 months from the issuance date. Additionally, 440,400 broker’s warrants were issued in connection with private placements completed during the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, these warrants remained outstanding.

As discussed in Note 8, in connection with the Loan Agreement with Two Shores Capital Corp., the Company issued 1,000,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance.

The following table presents a summary of the Company’s outstanding warrants as of September 30, 2025:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	0.82	$0.50	3,767,500
July 31, 2026	800,000	0.83	0.50	800,000
August 21, 2026	1,377,900	0.89	0.50	1,377,900
May 30, 2028	750,000	2.67	0.45	750,000
August 5, 2028	250,000	2.85	0.45	250,000
	6,945,400			6,945,400

13. Segment Information

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

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months and nine months ended September 30, 2025 and 2024:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	For the three months ended
(in thousands)	September 30, 2025	September 30, 2024
Segment Results – Net sales
United States	$3,760	$3,451
Canada	740	464
Total	$4,500	$3,915

	For the nine months ended
(in thousands)	September 30, 2025	September 30, 2024s
Segment Results – Net sales
United States	$11,290	$12,327
Canada	2,334	2,828
Total	$13,624	$15,155

Net sales generated in the United States accounted for 85% and 87% of total revenue during the three months ended September 30, 2025, and 2024, respectively.

Net sales generated in the United States accounted for 84% and 81% of total revenue during the nine months ended September 30, 2025, and 2024, respectively.

Income (loss) from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

	For the three months ended
(in thousands)	September 30, 2025	September 30, 2024
Segment Results – Income (loss) from continuing operations
United States	$(1,408)	$(2,423)
Canada	(20)	(207)
Total	$(1,428)	$(2,630)

	For the nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Segment Results – Income (loss) from continuing operations
United States	$145	$(6,083)
Canada	(13)	460
Total	$132	$(5,623)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

14. Commitments and Contingencies

Commitments

As of September 30, 2025, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $2.3 million.

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

The Company has been served with a lawsuit by a supplier on August 11, 2025 concerning an alleged breach of contract and unjust enrichment in the amount of $342,373. The Company intends to file a counterclaim against the plaintiff for an amount in excess of the damages alleged in the complaint. The Company filed a motion to dismiss and on October 27, 2025, the United States Central District Court of California, the Court dismissed the action without prejudice.

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

Products

Our strategy is to evolve from a craft soda company (Jones Soda) to a diverse beverage company covering additional growing market segments including modern soda (Pop Jones and Fiesta Jones) and the alternative adult beverages. Our product line-up currently consists of the following:

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

Pop Jones and Fiesta Jones (Modern Soda market segment)

We continue to see a growing market in our health focused soda brands, which we consider to be the “modern soda” market. We believe that Rrecent growth by industry competitors such as Poppi and Olipop have proven out thedemonstrates that there is growing consumer demand for this market segment. In 2024, Jones launched its Pop Jones and Fiesta Jones product lines, which were intended to capitalize on this growing market opportunity.

Mary Jones (Hemp Derived Products) & Spiked Jones (Alternative Adult market segment)

Jones started offering its hemp-derived Delta-9 THC products in 2024 through the Mary Jones brand, including with a line of four flavors of Mary Jones hemp-derived sodas. Since that time, Mary Jones has expanded its portfolio to include four flavors of 10mg Mary Jones shooters, four flavors of Mary Jones gummies, and a line of Mary Jones zero sugar sodas (which we launched in September 2025). Although we believe there is currently a growing market for these products as consumers continue to migrate away from traditional beer and wine products, on November 12, 2025, the federal spending legislation passed to reopen the U.S. federal government contained a provision, which when implemented, would materially alter the federal treatment of hemp-derived products by prohibiting the unregulated sale of intoxicating hemp-based or hemp-derived products (including HD9 products), while also caping legal hemp products at 0.4 milligrams of total THC (and similar-effect cannabinoids) per product. Although, the Company believes that when implemented, this legislation would likely require the Company to significantly reformulate or discontinue the Company’s current hemp-derived HD9 product lines., since this legislation does not become effective until November 2026, the Company does not expect it to have a material effect on the Company’s HD9 product sales in the fourth quarter of 2025.

Additionally, we launched in the third quarter of 2025 our line of hard craft sodas “spiked” with alcohol under the brand name “Spiked Jones”.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our business in the modern soda category through our Pop Jones and Fiesta Jones brands;

●	Expand our fountain program in the United States and Canada; and,

●	Grow our Spiked Jones alcohol infused brand throughout the US.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

Three months ended September 30, 2025 and 2024

	2025	2024
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$4,500	$3,915	14.9%
Cost of Goods Sold	(3,201)	(3,180)	0.7%
Gross Profit	1,299	735	76.7%
% of Revenue	28.9%	18.8%

Three months ended September 30, 2025 Compared to Three months ended September 30, 2024

Revenue

For the quarter ending September 30, 2025, revenue increased by approximately $0.6 million, or 14.9%, to approximately $4.5 million compared to approximately $3.9 million for the quarter ending September 30, 2024. The increase in revenue was driven by higher sales in its HD9 products ($0.2 Million) , direct to consumer products ($0.2 million), fountain products ($0.1 million), Spiked Jones products ($0.1 million) and lower tradespend ($0.5 million), which was partially offset by loss in core soda sales ($0.5 million). Core soda sales were front end loaded in 2024 with one customer taking a large pipeline fill order in the second quarter of 2024 which did not repeat in 2025. Management expects to see growth in the fourth quarter driven by Core Soda and direct to consumer (DTC), as well as growth in club, food service and convenience store channels.

Gross Profit

For the quarter ending September 30, 2025, gross profit increased by approximately $0.6 million, or, or 76.7%, to approximately $1.3 million compared to approximately $0.7 million for the quarter ending September 30, 2024 mostly driven by lower trade spend, lower product costs for the Company’s products as well as lower freight and warehousing charges. For the quarter ending September 30, 2025, gross margin increased significantly to 28.9% from 18.8% in the quarter ending September 30, 2024. The Company continues to look for opportunities to decrease the cost of goods sold with its co-manufacturers and our warehouse and freight providers.

Selling and Marketing Expenses

Selling and marketing expenses for the third quarter ending September 30, 2025 were approximately $1 million, a decrease of approximately $0.5 million, or 33%, from approximately $1.5 million for the third quarter ending September 30, 2024. This decrease was primarily a result of decreased online marketing spend and tradeshows and sponsorships for both the Jones Soda and Mary Jones brands in the third quarter of 2025 compared to the same quarter of 2024. Selling and marketing expenses as a percentage of revenue decreased to 22.5% in the third quarter ending September 30, 2025 from 38.6% in the same period in 2024. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ending September 30, 2025, and 2024, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $45,000 and $37,000, respectively.

General and Administrative Expenses

General and administrative expenses for the third quarter ending September 30, 2025 were approximately $1.7 million compared to $1.8 million in the third quarter ending September 30, 2024 or a reduction of $0.1 million. General and administrative expenses as a percentage of revenue decreased to 38% in the third quarter ending September 30, 2025 from 46% in the same quarter in 2024 or an approximately eight percentage points decrease. We intend to continue to look for additional opportunities to reduce our G&A costs beyond the cost reductions achieved in 2025. For the three months ending September 30, 2025, and 2024, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $425,000 and $345,000, respectively.

Income Tax Expense

We incurred approximately $2,000   and $5,000   of income tax expense during the quarter ended September 30, 2025 and 2024, respectively. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net income (loss)

Net Loss for the quarter ended September 30, 2025 was approximately $1.4 million compared to net loss of approximately $2.6 million for the quarter ended September 30, 2024, an improvement of $1.2 million. This decrease in net loss was primarily due to the increase in gross profit and the decreases in selling and marketing expenses and general and administrative expenses in the third quarter of 2025 compared to the third quarter of 2024.

Nine months ending September 30, 2025 and 2024

	2025	2024
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$13,624	$15,155	(10.1)%
Cost of Goods Sold	(9,302)	(10,543)	(11.8)%
Gross Profit	4,322	4,612	(6.3)%
% of Revenue	31.7%	30.4%

Nine months ending September 30, 2025 Compared to Nine months ending September 30, 2024

Revenue

For the nine months ending September 30, 2025, revenue decreased by approximately $1.5 million, or 10.1%, to approximately $13.6 million compared to approximately $15.1 million for the nine months ending September 30, 2024. The decrease in sales revenue was driven by lower sales in its core soda business ($3.7 million decrease year over year) and direct to consumer business ($0.1 million), which was partially offset by HD9 products ($0.7 million increase year over year) and lower tradespend ($1.5 million). HD9 grew $0.7 million over the nine months from $1.7 million in the prior year to $2.5 million or 30% growth for the nine months ending September 30, 2025  . Core soda sales were front end loaded in 2024 with one customer taking a large pipeline fill order in the second quarter of 2024 which did not repeat in 2025.

Gross Profit

For the nine months ending September 30, 2025, gross profit decreased by approximately $0.3 million, or 6.3%, to approximately $4.3 million compared to approximately $4.6 million for the nine months ending September 30, 2024 because of lower revenue, being partially offset by lower cost of goods sold. For the nine months ending September 30, 2025, gross margin increased to 31.7% from 30.4% in the comparable period driven by lower product costs for Jones products as well as lower freight and warehousing charges. The Company continues to The Company continues to focus on reducing product costs by negotiating lower co-manufacturing fees along with lower raw material and packaging costs.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ending September 30, 2025, were approximately $3.2 million, a decrease of approximately $1.4 million, or 30%, from approximately $4.6 million in the comparable period. This decrease was primarily a result of decreased online marketing spend and tradeshows and sponsorships for both the Jones Soda and Mary Jones brands in the nine months ending September 30, 2025, compared to the same period in 2024. Selling and marketing expenses as a percentage of revenue decreased to 23.5% in the nine months ending September 30, 2025, from 30.4% in the same period in 2024. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the nine months ending September 30, 2025, and 2024, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $127,000 and $101,000, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ending September 30, 2025, were approximately $4.2 million compared to $5.6 million in the first nine months ending September 30, 2024, or a reduction of $1.4 million (25% reduction). General and administrative expenses as a percentage of revenue decreased to 30.9% in the mine months ending September 30, 2025, from 37% in the same period in 2024 or an approximately 6 percentage points decrease. We continue to look for additional opportunities to reduce our G&A costs beyond the cost reductions achieved in the nine months ending September 30, 2025. For the nine months ending September 30, 2025, and 2024, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $660,000 and $927,000, respectively.

Income Tax Expense

We incurred approximately $9,000   and $26,000   of income tax expense during the nine months ending September 30, 2025, and 2024, respectively. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net Income for the nine months ending September 30, 2025, was approximately $0.3 million compared to net loss of approximately $5.4 million for nine months ending September 30, 2024, or an improvement of $5.7 million. The improvement in income was primarily due to the decreases in selling and marketing expenses and general and administrative expenses in the nine months of 2025 compared to the nine months of 2024 and gain on sale of the Cannabis business which was partially offset by reduced sales revenues and gross profit.

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

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, the Company had cash of approximately $0.2 million and $1.3 million, respectively, and working capital of approximately $0.6 million and $2.0 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 and 2024, was approximately $4.0 million and $4.8 million, respectively. The Company reported a net income of approximately $0.3 million for the nine months ended September 30, 2025, compared to a net loss of approximately $5.3 million for the nine months ended September 30, 2024. As of September 30, 2025, the Company’s accumulated deficit decreased to approximately $92.6 million, compared to approximately $92.9 million as of December 31, 2024.

For the nine months ended September 30, 2025, net cash provided by investing activities was approximately $1 million. This amount was primarily attributable to cash proceeds of $1 million received in connection with the disposition of the Company’s Cannabis business.

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $1.3 million. This amount was primarily attributable to net proceeds of $1.3 million from a new credit facility and repayments of approximately $0.2 million under the Company’s insurance financing agreement. In addition, the Company issued a $0.5 million promissory note to its Chairman of the Board, of which $0.3 million was repaid during the period.

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

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in internal controls over financial reporting

The Company made changes in our internal controls over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on our evaluation under the COSO framework, management concluded that, as of such date, our internal controls over financial reporting were effective as of the end of the period covered by this interim report on Form 10-Q due to material weaknesses as described herein. Management previously has identified the following material weaknesses:

● The Company had key senior accounting personnel transitioned over the course of the year-end process from the end of 2024 through the beginning of 2025. As a result, adjustments to the year end balances were required to be made. Action: The Company hired an experienced public company Chief Financial Officer in January as well as an additional senior level CPA in June with public company experience.

● During the transition period noted above the Company lacked sufficient resources with respect to the number of people employed in its accounting department and the adequacy of their training in relation to its financial reporting requirements. Action: The Company hired an experienced public company Chief Financial Officer in January as well as an additional senior level CPA in June with public company experience.

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

If enacted into law, recent federal legislation would prohibit the unregulated sale of intoxicating hemp-based or hemp derived products (including delta-8/HD9), which would negatively impact the Company’s revenues from its hemp-derived HD9 products.

On November 12, 2025, U.S. federal legislation was signed into law that, when implemented, would materially alter the federal treatment of hemp-derived products by narrowing the 2018 Farm Bill’s hemp carveout. This new federal law prohibits the unregulated sale of intoxicating hemp-based or hemp-derived products (including delta-8/HD9 and similar isomers) and redefines legal hemp to apply a total-THC standard across all tetrahydrocannabinols and any cannabinoids with similar effects, as determined by the U.S. Department of Health and Human Services (“HHS”). The legislation also caps legal hemp products at 0.4 milligrams of total THC (and similar-effect cannabinoids) per product, prohibits “intermediate” hemp-derived cannabinoid products marketed directly to consumers, and bars products containing cannabinoids synthesized or manufactured outside of the cannabis plant or not capable of being naturally produced by it. Within 90 days of enactment, the U.S. Food and Drug Administration (“FDA”) and other agencies is required to publish lists of cannabinoids known to be naturally produced by Cannabis sativa L., tetrahydrocannabinol-class cannabinoids naturally occurring in the plant, and other cannabinoids with similar or marketed-similar effects, with the new total-THC framework taking effect within one year. The bill also restricts retail channels by targeting sales in online marketplaces, gas stations, and convenience stores for products deemed intoxicating.

This new law is scheduled to become effective in November 2026, and once implemented would likely require significant reformulation or discontinuation of the Company’s current hemp-derived product lines, accelerate inventory obsolescence and write-downs, disrupt supply chains (including upstream intermediate inputs), and increase the Company’s compliance, testing, labeling, and distribution costs. The total-THC and “similar effects” standards also creates interpretive uncertainty and potential variability in enforcement pending FDA/HHS guidance, as well as raises the risks of litigation, recalls, and uneven state-federal alignment. Limitations on online and convenience retail channels could adversely affect sell-through and customer acquisition, while the prohibition on synthesized or non-naturally occurring cannabinoids may reduce product innovation and margin profiles. Collectively, these factors could materially and adversely impact the Company’s business, financial condition, results of operations, and cash flows.

Other than the above, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

JONES SODA CO.
(Registrant)
November 14, 2025
	By:	/s/ Brian Meadows
Brian Meadows
Chief Financial Officer

