Form 10-K
period 2025-12-31
JONES SODA CO.
filed 2026-03-31
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28820

JONES SODA CO.

(Exact name of registrant as specified in its charter)

Washington	52-2336602
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1522 Western Ave, STE 24150, Seattle, WA 98101

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,368,703 using the closing price on that day of $0.27.

As of March 31, 2026, there were 118,778,488 shares of the registrant’s common stock issued and outstanding.

INCORPORATION BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Annual Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward- looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	Our ability to successfully execute on our growth strategy and operating plans;

●	Our ability to continue to raise capital to finance our operations;

●	Our revenues from our hemp-derived HD9 products could be negatively impacted if recent federal legislation that would prohibit the unregulated sale of intoxicating hemp-based or hemp derived products (including delta-8/HD9) is not amended;

●	Our ability to execute our plans to continue to license and market THC/CBD-infused and/or cannabis-infused beverages and edibles, and comply with the laws and regulations governing cannabis, hemp or related products, and the timing and costs of the development of this new product line;

●	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing if our sales goals take longer to achieve than anticipated;

●	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

●	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry generally, including in the fountain business, particularly from other major beverage companies;

●	Entrance into and increased focus on the craft beverage segment by other major beverage companies;

●	Our ability to respond to changes in the consumer beverage marketplace, including potential reduced consumer demand due to health concerns (including obesity) and legislative initiatives against sweetened beverages (including the imposition of taxes);

●	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

●	Our ability to maintain brand image and product quality and avoid risks from product issues such as product recalls;

●	Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

●	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

●	Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

●	Our ability to secure a continuous supply and availability of raw materials, as well as other factors that may adversely affect our supply chain, including increases in raw material costs, and the potential shortages of glass in the supply chain;

●	Our ability to source our flavors on acceptable terms from our key flavor suppliers;

●	Our ability to attract and retain key personnel, the loss of whom would directly affect our efficiency and operations and could materially impair our ability to execute our growth strategy;

●	Our ability to protect our trademarks and trade secrets, the failure of which may prevent us from successfully marketing our products and competing effectively;

●	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

●	Our ability to comply with the many regulations to which our business is subject;

●	Our ability to maintain an effective information technology infrastructure;

●	Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	Fluctuations in fuel and freight costs;

●	Fluctuations in currency exchange rates, particularly between the United States and Canadian dollars;

●	Tariffs affecting raw materials or finished goods transported between the United States and Canada;

●	Regional, national or global economic, political, social and other conditions that may adversely impact our business and results of operations;

●	Our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

●	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances; and

●	Our ability to access the capital markets for any future equity financing, and any actual or perceived limitations to our common stock by being traded on the OTCQB Marketplace and the Canadian Stock Exchange, including the level of trading activity, volatility or market liquidity.

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

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

We develop, produce, market and distribute premium beverages that we sell and distribute in the United States and Canada through our network of independent distributors, directly to our national and regional retail accounts and directly to consumers through e-commerce. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We also sell products in select international markets. We do not directly manufacture our products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we license the Mary Jones brand and formulations for THC infused beverages to MJ Reg Distruptors, a US company, for products sold in select US states and Canadian provinces.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1522 Western Ave, STE 24150, Seattle, WA 98101. Our telephone number is (206) 624-3357.

Products

Our strategy is to evolve from a craft soda company (Jones Soda) to a diverse beverage company covering additional growing market segments including modern soda (Pop Jones) and the alternative adult beverages (Mary Jones and Spike Jones). Our product line-up currently consists of the following:

Jones Soda

Jones Soda is our premium carbonated soft drink. We sell Jones Soda in premium glass bottles and cans, with labels featuring photos sent to us by our consumers. Over one million photos have been submitted to us. We believe this unique interaction with our consumers distinguishes our brand and offers a strong competitive advantage for Jones Soda. Additionally, we release various label campaigns that celebrate our consumers and the positive impact such consumers have on the world. Our products are made from high quality ingredients, including cane sugar and natural colors and flavors when possible. We also sell Jones Soda in more traditional flavors such as Cream Soda, Berry Lemonade, Root Beer and Orange & Cream.

Pop Jones (Modern Soda market segment)

We continue to see a growing market in our health focused soda brands, which we consider to be the “modern soda” market. Recent growth by industry competitors such as Poppi and Olipop have proven the growing consumer demand for this market segment. In 2024, Jones launched its Pop Jones product lines to capitalize on this growing market opportunity.

Mary Jones and Spike Jones (Alternative Adult Beverages market segment)

Jones started offering its hemp-derived Delta-9 THC products in 2024 through the Mary Jones brand, including with a line of four flavors of Mary Jones hemp-derived sodas. Since that time, Mary Jones has expanded its portfolio to include three flavors of 10mg Mary Jones shooters, four flavors of Mary Jones gummies, and a line of Mary Jones zero sugar sodas. We further believe Mary Jones is uniquely positioned to lead in this emerging category. Backed by over two decades of brand equity from Jones Soda, we believe we offer an instantly recognizable name, a loyal consumer base, and a proven reputation for flavor innovation and quality. Although we believe there is currently a growing market for these products as consumers continue to migrate away from traditional beer and wine products, on November 12, 2025, the federal spending legislation passed to reopen the U.S. federal government contained a provision, which when implemented, would materially alter the federal treatment of hemp-derived products by prohibiting the unregulated sale of intoxicating hemp-based or hemp-derived products (including HD9 products), while also capping legal hemp products at 0.4 milligrams of total THC (and similar-effect cannabinoids) per product. The Company believes that when implemented, this legislation would likely require the Company to significantly reformulate or ultimately discontinue the Company’s current hemp-derived HD9 product lines. Additionally, in the third quarter of 2025 we launched our line of hard craft sodas “spiked” with alcohol under the brand name “Spiked Jones”. This brand trust allows us to enter the alcohol market with a built-in advantage, one that we believe most new and existing competitors cannot replicate.

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

We continue to see opportunities in this market segment for customers looking for differentiated offerings in their fountain soda. While appealing to a broad demographic, we feel that Jones on fountain enhances the consumer experience. We believe our national brand awareness and customer-centric approach make us unique compared to other craft soda competitors within this category.

Co-Brand and Private Label Products

From time to time, when opportunities meet our required financial and operational metrics, we utilize our industry expertise to provide private label products for customers. No material examples of this opportunity occurred in 2025.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our business in the modern soda category through our Pop Jones brand;

●	Expand our business in the alternative adult beverage market

Sales

In 2025, sales in the United States represented approximately 88% of total sales, while sales in Canada represented approximately 12%. Our premium beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants and “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants as well as through our national accounts with several large retailers.

Mary Jones (HD9) Branded Products

The Company sold our Mary Jones Brand cannabis-infused (THC) business in June 2025. We now license the Mary Jones brand and product formulations to MJ Disruptors, the purchaser of this business. The Company retained the Mary Jones beverage business where the product is derived from hemp (HD9 products). While we continue to sell HD9 products, Congress passed legislation late in 2025 which significantly restricts the amount of THC that can be included in hemp derived HD9 products effectively significantly reducing the market for these products.

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

For the years ended December 31, 2025, and 2024 one customer accounted for approximately 31% and nil% of total revenues. Revenues from this customer were generated within the Company’s beverage segment.

For the years ended December 31, 2025, and 2024 a second customer accounted for approximately 4% and 13% of total revenues. Revenues from this customer were generated within the Company’s beverage segment.

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

Typically, we grant our independent distributors exclusive distribution rights in defined territories, which may include invasion fees in the event we provide any of our products directly to one of our national retailers located in the distributor’s region. Unless the termination is for “cause”, we are also obligated to pay termination fees for cancellations of most of these written distributor agreements.

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

Building Our Brand

Premium Soda Brands

Jones Soda has built its brand around distinctive flavors, consumer-generated packaging, and a positioning as an alternative to large mainstream carbonated soft drink brands. Our products are designed to appeal to consumers seeking premium beverages with differentiated flavors and ingredients.

A distinctive feature of the Jones Soda brand is the use of consumer-submitted photography on product labels. We encourage consumers to submit photographs for use on Jones Soda bottles and cans we distribute in retail channels. Our marketing and brand teams then select the photographs they find are best suited for our brand ethos. In addition, consumers and businesses may create personalized labels through the Company’s myJones platform, which allows customers to design custom labeled products using their own photos and messages.

These brand elements are intended to differentiate Jones Soda products within the premium craft soda category and support consumer engagement with the brand.

The Company also periodically introduces limited-edition products tied to entertainment properties and cultural collaborations as part of its broader brand and product strategy.

Marketing and Consumer Engagement

The Company also supports its brand through a combination of digital engagement, retail marketing programs, and participation in community and industry events.

Jones Soda maintains marketing channels across multiple social media platforms and uses these channels to communicate with consumers, gather feedback, and promote new products and initiatives. These platforms provide opportunities for the Company to interact directly with consumers and monitor emerging consumer preferences and trends.

In addition to its social media platforms, the Company supports its retail partners through point-of-sale materials and promotional programs designed to increase product visibility and consumer awareness. In addition, Jones Soda participates in selected events and sponsorships aligned with its brand identity and target customers. These activities may include product sampling and promotional activations designed to increase brand awareness and support retail distribution.

Product Development

The Company continually develops new beverages and flavor variations in response to evolving consumer preferences and market trends. Product development activities are conducted primarily in-house and involve collaboration with external flavor houses and manufacturing partners.

The product development process typically includes the following steps:

●	Market Evaluation – Identification of potential product opportunities and consumer trends.
●	Financial Evaluation – Analysis of pricing, margins, and commercial viability.
●	Distribution Evaluation – Assessment of available distribution channels and retail opportunities.
●	Production Evaluation – Review of manufacturing capabilities, contract packing capacity, and quality control requirements.

Brand and Design Development – Creation of product concepts, packaging design, and flavor selection.

Limited-Edition Product Launches and Strategic Partnerships

The Company periodically develops limited-edition beverage products tied to entertainment properties, cultural collaborations, and consumer communities. These programs are designed to generate consumer engagement, test new product concepts, and drive demand through specific distribution channels.

For example, in 2025 the Company entered into a merchandise license agreement with ZeniMax Media Inc., a Delaware corporation. ZeniMax owns the “Fallout” name and all names, art, characters, weapons and audio/visual elements from the Fallout franchise which includes the video game and related television series. This license agreement expires on December 31, 2028.

Relying on this merchandise license agreement, the Company introduced a series of beverages inspired by the Fallout video game franchise and television series. The product line included a limited-edition in-game soda, collectible four-packs sold through the Company’s direct-to-consumer website, and a specialty glass bottle format.

The Company also introduced a limited-edition 12-pack format for select club-store retailers. These initial retail allocations sold quickly which led to additional national shipments to club-store partners. While initially the ZeniMax agreement had a nominal impact on our revenue, we experienced a dramatic revenue increase in the fourth quarter resulting from the Fallout video game and television series enthusiasts.

Through these programs, the Company has been exploring a product launch model that includes:

●	Limited edition product releases targeted to specific retail channels, including direct-to-consumer and club-store formats
●	partnerships with entertainment brands and community-focused creators
●	digital promotion and social media engagement to build anticipation prior to launch
●	time-limited product availability designed to concentrate consumer demand

The Company believes this approach can provide an efficient method for testing new products, increasing brand visibility, and supporting retail sell-through in targeted channels.

Mary Jones and Spike Jones Product Lines

The Company has expanded its product portfolio to include the Mary Jones brand, which offers hemp-derived beverages inspired by the original Jones Soda flavors. The Company differentiates the Mary Jones brand from its traditional soda products in order to comply with regulatory requirements and to clearly distinguish between product categories.

Jones Soda leverages its existing brand recognition and flavor portfolio to support the development and marketing of Mary Jones products while continuing to expand product offerings and flavors within this category.

Competition

The beverage industry is highly competitive. The Company competes with large global beverage manufacturers, regional beverage companies, specialty beverage producers, and private label suppliers across several product categories. Significant competitors include, but are not limited to, the Coca-Cola Company, PepsiCo, Inc., Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, Anheuser-Busch InBev, Kirin Holdings, Heineken N.V., Diageo plc, and Red Bull GmbH. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutable (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form.

Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, in-store displays and point-of-sale marketing, digital marketing, product and ingredient innovation, availability, increased efficiency in production techniques, the introduction of new packaging as well as new vending and dispensing equipment, contracting with marketing assets (theaters, sports arenas, universities, etc.), and brand and trademark development and protection. Jones Soda competes not only for consumer demand but also for retail shelf space and distributor attention. The Company seeks to differentiate its products through flavor innovation, brand identity, and consumer engagement.

Production

Contract Packing Arrangements

We do not directly manufacture our premium soda beverage products, but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We currently use primary co-packers located in the United States and Canada. Once the product is manufactured, the finished products are stored either at the co-packer’s location or in nearby third-party warehouses. Other than minimum case volume requirements per production batch or “run” for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements subject to the terms of their agreements with us, in which case we could experience disruptions in our ability to supply products to our customers. We continually review our contract packing needs in light of regulatory compliance, capacity, and logistical requirements and may add or change co-packers based on those needs. We also maintain ongoing operational oversight of our co-packers to support product quality, service levels, and supply continuity.

Raw Materials

The raw materials used in the manufacturing of our premium soda beverage products consist primarily of concentrate, flavors, supplements, sugar, bottles, cans, labels, trays, caps and packaging. Substantially all of the raw materials used in the preparation, bottling and packaging of our bottled and canned products are purchased either directly by us or by our contract manufacturers in accordance with our specifications. These raw materials are sourced from suppliers selected by us or approved by our contract manufacturers. We believe we have adequate sources of raw materials, which are available from multiple suppliers.

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

The costs of raw materials fluctuate and in certain instances we enter into supply agreements to address these risks. We have a fixed price supply agreement with our primary glass supplier which expires at the end of 2028. The price of glass continues to increase due to industry capacity constraints and natural gas cost fluctuations; however, our supply agreement provides us with price protection through 2028.

The cost of cane sugar is subject to market volatility driven by global supply and demand dynamics, weather conditions, and energy costs. Rather than entering into long-term fixed price contracts, we actively manage this exposure by periodically layering in purchase positions to maintain forward coverage at competitive market prices. This procurement approach allows us to secure supply and manage cost risk while maintaining flexibility to benefit from favorable market conditions.

We actively monitor commodity markets and supplier capacity in an effort to maintain continuity of supply and manage input cost volatility.

Quality Control

Our premium soda beverage products are made from high-quality ingredients and natural and artificial flavors. We seek to ensure that all of our products satisfy our high-quality standards. Contract manufacturers are selected and monitored by our quality control representatives in an effort to ensure adherence to our production procedures and quality standards.

For every batch or “run” of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. BME (Beginning, Middle, End) samples from each production run are analyzed and categorized in a reference library. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run. Our internal quality control specialist selects the flavors we ultimately determine to use.

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

Regulation

Premium Beverage Business

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular the United States Food and Drug Administration (the “FDA”) and Health Canada, Agriculture and Agri-Food Canada (the “AAFC”). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

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

Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 exempts a product from a warning if the manufacturer can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

●	below a “safe harbor” threshold that may be established;
●	naturally occurring;
●	the result of necessary cooking; or
●	subject to another applicable exemption.

One or more substances that are currently on the Proposition 65 list can be detected in certain Company products at low levels that are safe. The Company maintains that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. However, the state of California and other parties have in the past taken a contrary position and may do so in the future. Additionally, the state of California may include other substances on the Proposition 65 list in the future. We expect continued scrutiny of ingredients or substances present in certain of our products and/or their packaging, as well as processes used to make them, and it is possible that similar or more restrictive requirements may be proposed or enacted in the future.

Hemp Derived Beverage Business

Hemp-derived Delta-9 tetrahydrocannabinol (“HD9”) products operate within a complex regulatory environment shaped by federal hemp legislation, federal agency oversight, and evolving state laws. The legal framework governing HD9 products primarily stems from the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which created a legal distinction between hemp and marijuana based on Delta-9 THC concentration. Under federal law, hemp and hemp-derived cannabinoids—including Delta-9 THC—are lawful provided the product contains no more than 0.3% Delta-9 THC on a dry-weight basis.

This regulatory structure has allowed the development of a national market for intoxicating hemp products, including HD9 beverages, edibles, tinctures, and other consumer goods. However, regulatory oversight is divided among several federal agencies and further complicated by differing state regulations.

Federal Legal Framework

Controlled Substances Act

Under the Controlled Substances Act, marijuana and tetrahydrocannabinols derived from marijuana are classified as Schedule I controlled substances.

Schedule I substances are defined as drugs with:

●	a high potential for abuse
●	no currently accepted medical use under federal law.

Prior to 2018, most cannabis extracts containing THC were illegal at the federal level.

Hemp Legalization Under the 2018 Farm Bill

The 2018 Farm Bill fundamentally changed U.S. cannabis policy by removing hemp from the Controlled Substances Act. The law defines hemp as: Cannabis sativa L. and any part of that plant containing no more than 0.3 percent Delta-9 THC on a dry-weight basis.

Cannabis sativa L. and any part of that plant containing no more than 0.3 percent Delta-9 THC on a dry-weight basis.

The legislation also legalized: hemp extracts; cannabinoids; derivatives; isomers and salts and salts of isomers; provided they meet the Delta-9 THC concentration threshold.

This statutory language created the legal basis for hemp-derived intoxicating cannabinoids, including HD9 products.

Federal Agency Oversight

Multiple federal agencies exercise jurisdiction over hemp-derived cannabinoids.

USDA

The United States Department of Agriculture (“USDA”) regulates hemp cultivation through the federal hemp production program. Responsibilities include: licensing hemp producers; approving state hemp plans; establishing THC testing protocols; and overseeing interstate hemp transport.

USDA authority applies primarily to agricultural production rather than finished consumer products.

FDA

The U.S. Food and Drug Administration regulates hemp-derived products that are marketed as: foods; beverages; dietary supplements; cosmetics; and drugs.

The FDA has repeatedly stated that cannabinoids marketed with therapeutic claims require formal drug approval.

The agency has also raised safety concerns regarding: inconsistent potency levels; youth access; contamination risks; and lack of clinical safety data.

As of March 2026, the FDA has not established a comprehensive regulatory pathway for intoxicating hemp products such as HD9.

DEA

The Drug Enforcement Administration retains authority over controlled substances.

The DEA has indicated that: cannabinoids derived directly from hemp may fall outside the Controlled Substances Act; and synthetically produced THC may remain a controlled substance.

The distinction between natural extraction and chemical conversion remains an area of regulatory interpretation.

Judicial Developments

Federal courts have increasingly interpreted the 2018 Farm Bill broadly. Several appellate rulings have affirmed that hemp-derived cannabinoids are lawful if they meet the 0.3% Delta-9 THC threshold, even if the resulting products produce intoxicating effects.

These rulings have contributed to the expansion of the hemp cannabinoid industry but have also prompted calls from regulators and lawmakers for legislative clarification.

State-Level Regulatory Framework

While federal law allows hemp-derived cannabinoids, individual states maintain authority to regulate hemp products sold within their borders. State approaches generally fall into three categories:

1.	Permissive States: some states allow HD9 products with relatively limited additional restrictions beyond federal law. Products may be sold through convenience stores, specialty hemp retailers, and online platforms. Examples include Florida, Texas, Indiana, Wisconsin, and Georgia. These states allow hemp-derived Delta-9 products if compliant with the federal THC threshold.
2.	Regulated States: other states have created regulatory frameworks for intoxicating hemp products similar to alcohol or cannabis regulation. Typical requirements include age restrictions (usually 21+), maximum THC dosage per serving, product testing and labeling, and retail licensing. Examples include: Minnesota; Alabama; Kentucky; Tennessee; and North Carolina. These states impose dosage limits and licensing requirements.
3.	Restrictive States: some states have banned intoxicating hemp cannabinoids entirely or require such products to be sold exclusively through licensed cannabis dispensaries. These jurisdictions treat intoxicating hemp products as functionally equivalent to marijuana. Examples include: Idaho; Utah; Alaska; Montana; and Nevada. These jurisdictions restrict or prohibit intoxicating hemp-derived THC products.

Companies operating in the HD9 industry face several regulatory risks. See ITEM 1A RISK FACTORS; Risks Regulatory Uncertainty for Hemp Derived Beverage Business.

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

For additional information, refer to Part I, “Item 1A. Risk Factors” of this Annual Report.

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

A copy of any of the materials filed with or furnished to the SEC or copies of the corporate governance materials described above are available free of charge and can be mailed to you upon request to Jones Soda Co., 1522 Western Ave, STE 24150, Seattle, WA 98101.

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

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities

We have experienced recurring losses from operations and negative cash flows from operating activities. We incurred a net loss of $1.8 million for the year ended December 31, 2025. Our accumulated deficit increased to $94.7 million as of December 31, 2025 compared to the prior year’s deficit of $92.9 million.

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

We depend on a limited number of significant customers for a substantial portion of our revenue.

A significant portion of our revenues is derived from a limited number of customers. For the year ended December 31, 2025, our two largest customers accounted for approximately 31.2% and 4.1% of our total revenues, respectively, and in the aggregate represented approximately 35.3% of our total revenues. For the year ended December 31, 2024, our two largest customers accounted for approximately 18.8% and 5.8% of our total revenues, respectively, and in the aggregate represented approximately 24.6% of our total revenues. This level of customer concentration may increase the volatility of our revenues and operating results. Our relationships with these customers are generally governed by contracts; however, such agreements may be subject to termination, non-renewal, or renegotiation on relatively short notice or upon the occurrence of certain events. In addition, these customers may reduce, delay, or cancel orders, seek to renegotiate pricing or other terms, or shift their business to competitors for a variety of reasons, including changes in their own business strategies, financial condition, or industry dynamics. The loss of, or a significant reduction in purchases by, any of our significant customers, or a deterioration in our relationships with such customers, could materially and adversely affect our business, financial condition, and results of operations. Additionally, our dependence on a limited number of customers may limit our ability to increase prices or negotiate favorable terms, which could adversely impact our margins. We may not be able to replace any lost revenue from these customers on comparable terms or within a reasonable period of time, if at all.

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

The beverage industry has experienced increased prices for glass bottles over the last several years and the availability of glass supply diminished for companies not under contract. Our fixed-price purchase commitment for glass, which helps mitigate the risk of unexpected price increases, expires at the end of 2028. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers, which could have a material adverse effect on our business and financial results.

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

Our business relies on third-party transportation providers and logistics networks to deliver our products and materials. As a result, our cost structure is exposed to fluctuations in oil prices, which directly impact fuel costs, including diesel and gasoline, and, in turn, freight and shipping rates. Volatility in global oil markets, driven by factors such as geopolitical tensions, supply constraints, production decisions by oil-producing countries, and macroeconomic conditions, can result in significant and unpredictable increases in fuel prices. These increases are typically passed through to us by our transportation providers in the form of higher freight rates, fuel surcharges, and accessorial charges. Sustained increases in oil prices could materially increase our cost of goods sold and operating expenses, adversely affecting our gross margins and profitability. In addition, higher transportation costs may reduce demand for our products if we are unable to pass through such cost increases to customers, or if doing so makes our products less competitive. Our ability to mitigate the impact of higher fuel and freight costs may be limited. While we may seek to offset such increases through pricing actions, operational efficiencies, supply chain optimization, or contractual arrangements, these measures may not be sufficient or timely, and competitive or contractual constraints may limit our ability to fully recover increased costs. Accordingly, increases in oil prices and related transportation costs could have a material adverse effect on our business, financial condition, and results of operations. Recently, the war in Iran has significantly increased these fuel prices and it is likely these substantial increases will either need to be passed along to our customers or result in lower margins for our business.

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

We currently purchase our flavor concentrate from various flavor concentrate suppliers, and continually develop other sources of flavor concentrate for each of our products. Generally, flavor suppliers hold the proprietary rights to their flavors. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, we do not have the list of ingredients or formulas for our flavors and concentrates. Consequently, we may be unable to obtain these same flavors or concentrates from alternative suppliers on short notice. Furthermore, if we cannot replicate our most popular flavors with alternative supplies this may result in a loss of customers who turn to our competitors’ beverage and have a negative impact on our brand loyalty in the long term. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, or products favored by our customers, which could have a material adverse effect on our results of operations.

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

We depend upon licensed intellectual property to generate some our revenues.

A significant portion of our net revenue is derived from products and services associated with licensed intellectual property. Our ability to generate revenue from these licensed properties is dependent on the continuation of our licensing agreements and our ongoing compliance with the terms and conditions of those agreements. These agreements are generally subject to fixed terms and may be terminated by the licensor under certain circumstances, including, but not limited to, our failure to satisfy contractual obligations such as minimum royalty payments, performance thresholds, or quality standards. In addition, licensors may elect not to renew these agreements upon expiration or may seek to renegotiate terms that are less favorable to us. If any of our key license agreements were to be terminated, not renewed, or materially modified on unfavorable terms, we could lose the right to use the associated intellectual property. Because a substantial portion of our revenue is concentrated in these licensed properties, the loss of one or more significant licenses could have a material adverse effect on our business, financial condition, and results of operations. For the year ended December 31, 2025, approximately 39% of our total net revenue was attributable to products utilizing one or more licensed properties, including the licensed property, Fallout. Such an event could result in a decline in revenue, inventory write-downs, and increased costs associated with transitioning to alternative products or brands. Furthermore, our reliance on licensed properties subjects us to risks associated with the licensors’ reputation, brand strength, and ability to maintain consumer demand. Any negative publicity, reputational harm, or decline in the popularity of a licensed property could adversely affect sales of our products associated with that property and, in turn, our operating results. We may not be able to replace licensed properties with alternative intellectual property or develop proprietary brands that achieve comparable levels of market acceptance, and any such efforts may require significant time and investment without assurance of success.

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

Throughout 2026, the U.S. dollar’s strength fluctuated significantly in comparison to the Canadian dollar. Based on the Noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, as of March 30, 2026, the Canadian dollar exchange rate for one U.S. dollar was equal to $0.71813 compared to $0.730197 as of December 31, 2025 and $0.6944 as of December 31, 2024. We cannot predict future changes in these exchange rates. We do not engage in foreign currency hedging transactions.

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

Regulatory Uncertainty For Hemp Derived Beverage Business

Federal regulators have not yet implemented a comprehensive regulatory framework governing intoxicating hemp products. Future rulemaking by the FDA or DEA could impose restrictions that significantly affect the market. Congress periodically revisits hemp policy through farm bill legislation. Future amendments could: redefine hemp using total THC rather than Delta-9 THC; impose milligram limits per product; and restrict intoxicating cannabinoids. Such changes could materially impact the HD9 industry. State regulatory regimes vary widely. Products legal in one state may be prohibited in another, requiring companies to maintain complex multi-state compliance programs. Companies may face enforcement actions related to: inaccurate labeling; unapproved health claims; synthetic cannabinoid production; and sales to minors.

The hemp-derived cannabinoid industry has seen increasing litigation involving consumer product liability; labeling disputes; and regulatory interpretation. The HD9 regulatory environment continues to evolve rapidly. Congress is periodically proposing legislation that would regulate intoxicating hemp products more strictly. The FDA has indicated that a new regulatory approach may be necessary to manage hemp-derived cannabinoids in consumer products. States continue to pass legislation regulating intoxicating hemp products, often focusing on product potency limits; youth access restrictions; and testing requirements.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, the United States, Isreal and Iran, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine and in Iran, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current customers, distributors, manufacturers, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

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

On September 8, 2025, Jones Soda experienced a disruption in its corporate environment which was the result of an encryption event due to a ransomware attack. The Company was able to recover its data from back-ups not affected by the encryption event and was fully operational with its systems within two weeks. All affected parties were notified of potential information related to the data breach affecting the Company’s employees. The Company has since switched IT managed services providers and have installed a higher level of security protecting the Company’s data. The Company believes that this event did not have material affect on our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES.

We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

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

Holders

As of March 31, 2026, there were 118,778,488 shares of common stock issued and outstanding, held by approximately 246 holders of record, although there are a much larger number of beneficial owners. The last reported sale price per share of our common stock on the OTCQB on March 28, 2026, was $0.2250.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell premium soda beverage products in select international markets and license cannabis and hemp infused beverages and syrups in several states. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products, but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers. In addition, we currently market hemp infused beverages in several states through third party manufacturers and distributors.

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our sales in the health conscious modern soda market; and

●	Expand our sales in the Alternative Adult market with our Spiked Jones brands

Results of Operations

Years Ended December 31, 2025 and 2024

	2025	2024	% Change
	(Dollars in thousands)	(Dollars in thousands)
Revenue	$25,303	$17,793	42.2%
Cost of Goods Sold	(18,539)	(14,132)	(31.2)%
Gross Profit	6,764	3,661	84.8%
% of Revenue	26.7%	20.6%

Net Revenue

For the year ended December 31, 2025, our net revenue was approximately $25.3 million, representing an increase of $7.5 million, or 42.2%, compared to approximately $17.8 million in revenue for the year ended December 31, 2024. This growth in net sales revenue was driven by new core soda sales through the club channel, incremental Direct to Consumer (DTC) sales, increased Food Service sales, increases in Modern Soda sales and increased HD9 sales. The percentage of our revenues generated in Canada for 2025 and 2024 was 11.2% and 17.3%, respectively.

For the year ended December 31, 2025, trade spending and promotional allowances, which reduced our gross revenue from product sales, totaled approximately $2.8 million. This represents a decrease of approximately $1.6 million, or 36.3%, compared to approximately $4.4 million for the year ended December 31, 2024. The primary reason for the decrease was driven by a higher mix of sales with lower trade spend (club and DTC channels). These two channels accounted for 35% of 2025 gross sales compared to 5.6% in 2024.

Gross Profit

For the year ended December 31, 2025, gross profit increased by $3.1 million, or 84.8%, to approximately $6.8 million compared to approximately $3.7 million for the year ended December 31, 2024 driven by the increase in net sales, and lower trade spend driven by product mix in the current year compared to the prior year. The Company made improvements in inventory management in 2025; however, it still had material inventory impairment charges related to the HD9 business driven by legislative changes made by the Federal Government in November 2025.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2025, were approximately $5.3 million, a decrease of $0.3 million, or 5.4%, from approximately $5.6 million for the year ended December 31, 2024. There were large increases to license fees paid ($0.6 million) on Fallout licensed products and increases to brokerage fees ($0.1 million) that were offset by decreases in advertising and promotions ($0.4 million), trade shows and sponsorships ($0.3 million), decreases to consulting ($0.1 million), and decreases to travel ($0.2 million).

As a result, selling and marketing expenses as a percentage of revenue decreased to 21.0% in the year ended December 31, 2025, from 31.4% in the year ended December 31, 2024. We intend to continue to manage selling and marketing expenses with our working capital resources and it is a major management focus to continue to reduce this % of revenue in the coming quarters.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $6.3 million, a decrease of $1.5 million, or 19.2%, compared to approximately $7.8 million for the year ended December 31, 2024. This decrease was a result of decreased legal and regulatory expenditures related to our Mary Jones business and the Litigation Matters ($0.9 million), travel decreases ($0.3 million), rent decreases ($0.1 million), insurance decreases ($0.3 million), professional services decreases ($0.1 million) and other ($0.2 million) which was offset by increases in salaries and wages ($0.4 million). We intend to carefully manage general and administrative expenses in line with our working capital resources and it is a major management focus to reduce this % of revenue in the coming quarters.

Other income (expense)

Other income (expense) was $3.1 million for the years ended December 31, 2025 compared to other income (expense) of $12,000 for the years ended December 31, 2024. The increase of $3.1 million was due to the gain on the sale of the Company’s Cannabis business of $3.9 million which was offset by other expenses of $0.8 million.

Income Tax Expense

We had income tax expense of approximately $8,000 and $25,000 for the years ended December 31, 2025 and 2024, respectively, primarily related to the tax provision on income from our Canadian operations. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the overall consolidated pretax loss, state and foreign income taxes, forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2025 decreased to approximately $1.8 million from a net loss of $9.9 million for the year ended December 31, 2024 or a decrease of $8.1 million. The majority of the decrease in net loss in 2025 compared to 2024 was primarily driven by the gain on the sale of the Company’s Cannabis business ($3.9 million) and a decrease in the loss from operations ($5.0 million).

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash and cash-equivalents of approximately $3.6 million and $1.3 million, respectively, and working capital of approximately ($0.5) million and $2.0 million, respectively. Net cash used in continuing operations during fiscal years 2025 and 2024 totaled approximately $1.3 million and $6.2 million, respectively which is an improvement of $4.9 million for the year ended December 31, 2025.

For the year ended December 31, 2025, cash used in operating activities decreased by approximately $4.9 million compared to the prior year. This change was primarily driven by an improvement in net loss after adjusting for non-cash items, which decreased by approximately $4.7 million relative to 2024. Cash generated from changes in non-cash working capital compared to the prior year was improved by $0.2 million. We incurred a net loss of approximately $1.7 million from continuing operations in 2025, compared to a net loss of approximately $9.7 million in 2024, reflecting the lower operating loss as well as the impact of the gain on the disposition of subsidiaries. Our accumulated deficit increased to $94.7 million as of December 31, 2025, compared to $92.9 million as of December 31, 2024.

Financing activities provided net cash inflows of approximately $2.5 million for the year ended December 31, 2025, compared to net cash inflows of $3.7 million in 2024. The 2025 inflows were primarily attributable to proceeds from new loan financing and the issuance of promissory notes, partially offset by repayments on existing debt and insurance financing arrangements. In contrast, the 2024 inflows were driven largely by the completion of a private placement offering, which generated net proceeds of $3.6 million, along with net borrowings under the revolving credit facility and proceeds from the exercise of warrants and stock options. These inflows were offset by repayments on the insurance financing agreement and withholding taxes related to restricted share units.

Investing activities provided net cash of approximately $0.4 million in 2025, compared to cash used of $27 thousand in 2024. The increase was primarily due to proceeds received from the disposal of a subsidiary, net of cash disposed, along with the proceeds from the sale of property, plant and equipment.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, in the first quarter of fiscal year 2025, the Company changed its senior leadership and is focusing on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, on February 19, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp (“Two Shores”), pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders. The Loan Agreement was amended on December 1, 2025 to increase the facility to $10 million.

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

To the Shareholders and Directors of Jones Soda Co.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Jones Soda Co. (the “Company”), as of December 31, 2025 and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Jones Soda Co. as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2025.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 31, 2026

JONES SODA CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$3,599	$1,275
Accounts receivable, net of allowance of $50 and $77, respectively	3,603	1,858
Note receivable	1,400	-
Current licensing fees receivable	150	-
Inventories, net	2,657	3,364
Prefunded insurance premiums from financing	214	199
Prepaid expenses and other current assets	1,224	614
Deferred financing costs	415	-
Current assets of discontinued operations	-	1,070
Total current assets	13,262	8,380
Long-term licensing fees receivable	1,647	-
Fixed assets, net of accumulated depreciation of $583 and $422, respectively	321	108
Non-current assets of discontinued operations	-	35
Total assets	$15,230	$8,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,378	$3,279
Accrued expenses	3,960	2,464
Revolving credit facility and loans	3,022	291
Insurance premium financing	214	199
Promissory notes	190	-
Current liabilities of discontinued operations	-	134
Total current liabilities	13,764	6,367
Total liabilities	13,764	6,367
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000 . Issued and outstanding shares — 118,227,478 shares and 115,867,659 shares, respectively	95,895	94,883
Accumulated other comprehensive income	299	222
Accumulated deficit	(94,728)	(92,949)
Total shareholders’ equity	1,466	2,156
Total liabilities and shareholders’ equity	$15,230	$8,523

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2025	2024
Net Revenue	$25,303	$17,793
Cost of goods sold	(18,539)	(14,132)
Gross profit	6,764	3,661
Operating expenses:
Selling and marketing	5,254	5,580
General and administrative	6,276	7,812
Total operating expenses	(11,530)	(13,392)
Loss from operations	(4,766)	(9,731)
Other income (expenses):
Interest income	103	17
Interest expense	(411)	(11)
Other income (expense), net	(203)	6
Loss on sale of note receivables	(280)	-
Gain on disposition of subsidiaries	3,877	-
Total other income (expense)	3,086	12
Loss before income taxes	(1,680)	(9,719)
Income tax provision	(8)	(25)
Loss from continuing operations	(1,688)	(9,744)
Loss from discontinued operations	(91)	(151)
Net loss	$(1,779)	$(9,895)

Earning (loss) per share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.09)
Loss from discontinued operations	$(0.00)	$(0.00)
Total	$(0.01)	$(0.09)
Weighted average common shares outstanding - basic and diluted	116,809,839	107,481,563

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year ended December 31,
	2025	2024
Net loss	$(1,779)	$(9,895)
Other comprehensive (loss) income
Foreign currency translation adjustment	66	(109)
Reclassification of foreign currency translation differences upon disposal of the foreign operation	11	-
Total comprehensive loss	$(1,702)	$(10,004)

See accompanying notes to consolidated financial statements

JONES SODA CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2025 and 2024 (In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2023	101,258,135	90,273	331	(83,054)	7,550
Stock-based compensation	3,397,959	1,078	-	-	1,078
Shares withheld for taxes upon RSU vesting	(909,493)	(150)	-	-	(150)
Exercise of Pinestar Warrants	974,808	44	-	-	44
Private Placement Offering, net of issuance costs	11,010,000	3,601	-	-	3,601
Exercise of Stock Options	136,250	37	-	-	37
Net loss	-	-	-	(9,895)	(9,895)
Other comprehensive loss	-	-	(109)	-	(109)
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Shares issued for restricted share units	2,359,819	-	-	-	-
Fair value of warrants issued	-	65	-	-	65
Stock-based compensation	-	947	-	-	947
Net loss	-	-	-	(1,779)	(1,779)
Other comprehensive income	-	-	77	-	77
Balance as of December 31, 2025	118,227,478	$95,895	$299	$(94,728)	$1,466

See accompanying notes to consolidated financial statements.

JONES SODA CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(1,779)	$(9,895)
Add: Loss from discontinued operations	91	151
Net loss from continuing operations	(1,688)	(9,744)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Accretion of interest of note receivable	(90)	-
Finance income	(17)	-
Finance costs	269	-
Licensing fees	(85)	-
Loss on disposal	10	-
Loss on sale of note receivables	280	-
Gain on disposition of subsidiaries	(3,877)	-
Depreciation	221	56
Stock-based compensation	947	1,078
Change in allowance for credit losses	-	(183)
Write-off of obsolete inventory	1,209	1,223
Changes in operating assets and liabilities:
Accounts receivable	(1,575)	(22)
Inventories	(487)	(2,447)
Deferred financing costs	(415)	-
Prefunded insurance premiums from financing	221	158
Prepaid expenses and other current assets	(757)	(362)
Accounts payable	3,090	2,765
Accrued expenses	1,480	1,285
Net cash used in continuing operations	(1,264)	(6,193)

INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	885	-
Proceeds from disposal of property, plant and equipment	10	-
Purchase of property, plant and equipment	(454)	(27)
Net cash provided by (used in) investing activities	441	(27)

FINANCING ACTIVITIES:
Net Proceeds from Private Placement Offering	-	3,601
Net cash from revolving credit facility	2,567	291
Proceeds on issuance of promissory notes	450	-
Repayment of promissory notes	(300)	-
Proceeds from the exercise of Pinestar Warrants	-	44
Proceeds from the exercise of stock options	-	37
Payment of taxes on RSU withholding	-	(150)
Repayments on insurance financing	(221)	(158)
Net cash provided by financing activities	2,496	3,665

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	329	300
Net cash provided by discontinued operations	329	300

Net change in cash	2,002	2,255
Effect of exchange rate changes on cash	64	(79)

Cash from continuing operations, beginning of period	1,275	1,748
Cash from discontinued operations, beginning of period	258	2,119
Less: Cash from discontinued operations, end of period	-	(258)
Cash, end of period	$3,599	$1,275

Supplemental disclosure:
Fair value of warrants issued	65	-
Initial recognition of note receivable	2,590	-
Initial recognition of licensing fee receivable	1,696	-
Reclassification of current portion of note receivable	1,400	-
Reclassification of current portion of licensing fee receivable	150	-
Prepaid insurance financed through an insurance premium financing arrangement.	210	-
Cash paid during the period for:		-
Interest	$164	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

JONES SODA CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

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

Liquidity

As of December 31, 2025 and 2024, we had cash and cash-equivalents of approximately $3.6 million and $1.3 million, respectively, and working capital of approximately ($0.5) million and $2.0 million, respectively. Net cash used in continuing operations during fiscal years 2025 and 2024 totaled approximately $1.3 million and $6.2 million, respectively which is an improvement of $4.9 million for the year ended December 31, 2025.

For the year ended December 31, 2025, cash used in operating activities decreased by approximately $4.9 million compared to the prior year. This change was primarily driven by an improvement in net loss after adjusting for non-cash items, which decreased by approximately $4.7 million relative to 2024. Cash generated from changes in non-cash working capital compared to the prior year was improved by $0.2 million. We incurred a net loss of approximately $1.7 million from continuing operations in 2025, compared to a net loss of approximately $9.7 million in 2024, reflecting the lower operating loss as well as the impact of the gain on the disposition of subsidiaries. Our accumulated deficit increased to $94.7 million as of December 31, 2025, compared to $92.9 million as of December 31, 2024.

Financing activities provided net cash inflows of approximately $2.5 million for the year ended December 31, 2025, compared to net cash inflows of $3.7 million in 2024. The 2025 inflows were primarily attributable to proceeds from new loan financing and the issuance of promissory notes, partially offset by repayments on existing debt and insurance financing arrangements. In contrast, the 2024 inflows were driven largely by the completion of a private placement offering, which generated net proceeds of $3.6 million, along with net borrowings under the revolving credit facility and proceeds from the exercise of warrants and stock options. These inflows were offset by repayments on the insurance financing agreement and withholding taxes related to restricted share units.

Investing activities provided net cash of approximately $0.4 million in 2025, compared to cash used of $27 thousand in 2024. The increase was primarily due to proceeds received from the disposal of a subsidiary, net of cash disposed, along with the proceeds from the sale of property, plant and equipment.

We have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To address this issue, in the first quarter of fiscal year 2025, the Company changed its senior leadership and is focusing on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, on February 19, 2025, the Company, through a wholly-owned subsidiary (the “Subsidiary”), entered into loan agreement (the “Loan Agreement”) with Two Shores Capital Corp (“Two Shores”), pursuant to which the Subsidiary may borrow a maximum aggregate amount of up to $5 million, subject to satisfaction of certain conditions. All advances drawn under the Loan Agreement will bear interest at a rate of 13.75% per annum and all present and future obligations of the Subsidiary arising under the Loan Agreement are secured by a first priority security interest in all of the assets of the Company, the Subsidiary and the Company’s other United States subsidiaries. The Loan Agreement replaces the $2 million revolving credit facility entered into by the Company in March 2024 (the “2024 Credit Facility”). The borrowing base under the Loan Agreement expands the assets that can be financed against from only accounts receivable under the 2024 Credit Facility to accounts receivable, inventory and customer purchase orders. The Loan Agreement was amended on December 1, 2025 to increase the facility to $10 million.

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

Accounts receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. Allowances for credit losses of approximately $0.1 million and $0.1 million as of December 31, 2025 and 2024, respectively, are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors and the timing of cash collections.

Activity in the allowance for credit losses consists of the following for the years ended December 31 (in thousands):

	2025	2024
Beginning of year	$77	$260
Net charges to credit loss	467	133
Write-offs	(494)	(316)
End of year	$50	$77

As of December 31, 2025, one customer accounted for approximately 44% of our accounts receivable, whereas as of December 31, 2024, no individual customer represented a material concentration of our accounts receivable.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. The provisions for obsolete or excess inventory are based on estimated forecasted usage of inventories. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold and totaled $1.2 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025, and 2024, the Company recorded no impairment loss related to these assets.

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

See Note 16, Segment information, for information on revenue disaggregated by geographic area.

Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Our contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled approximately $0.4 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the years ended December 31, 2025 and 2024, our revenue was reduced by approximately $2.7 million and $4.3 million, respectively, for slotting fees and promotion allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, prompt pay discounts to these certain customers were considered immaterial to the related accounts receivable balances presented on the accompanying consolidated balance sheets.

Advertising costs

Advertising costs, including promotions and sponsorships, are expensed as incurred. For the years ended December 31, 2025, and 2024, we incurred advertising costs of $0.7 million and $1.2 million, respectively.

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

Income taxes

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance, if considered necessary based on whether they are more likely than not to be realized. The determination of taxes payable for the current year includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2025 or 2024.

The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense. The Company’s tax returns for the years ended December 31, 2021 through 2025 remain subject to examination by their major tax jurisdictions.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares by the effective net exercise or conversion of all dilutive securities. Due to the net loss in 2025 and 2024, outstanding stock options amounting to 15,373,243 and 8,647,984, respectively, outstanding warrants of 6,945,400 and 5,945,400, respectively, and outstanding restricted share units of 553,439 and nil, respectively, were anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires entities to provide more detailed disclosures about income tax expenses (or benefits), including components of the expense (or benefit) and the nature of significant reconciling items. Entities must also disclose information about unrecognized tax benefits, including a tabular reconciliation of beginning and ending balances of unrecognized tax benefits, and details about valuation allowances, including the nature and amount of valuation allowances recorded and released during the period. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update provides guidance on the scope application of profits interest and similar awards under Topic 718. The amendments improve clarity and understanding of paragraph 718-10-15-3, aiding entities in determining whether a profits interest award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The adoption of ASU 2024-01 did not have a material impact on the Company’s consolidated financial statements.

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

As disclosed in Note 1, on June 19, 2025 (the “Date of Disposition”), the Company entered into the SPA with its cannabis beverage subsidiaries (the “Cannabis Subsidiaries”) and the MJ Reg pursuant to which, on the Date of Disposition, the MJ Reg purchased all of the issued and outstanding shares of the Cannabis Subsidiaries from the Company for the Share Purchase Price of $3.0 million promissory notes and inventory for approximately $0.06 million as set forth in the SPA (the “Sale Transaction”). The Share Purchase Price was paid as follows:

●	A $3.0 million promissory note, payable as follows:

◌	$0.5 million at the Date of Disposition (received);
◌	$0.5 million due on June 27, 2025 (received);
◌	$0.5 million due on June 19, 2026;
◌	$0.75 million due on June 19, 2027; and
◌	$0.75 million due on June 19, 2028.

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

Pursuant to ASC 820, the Company utilized its weighted average cost of capital (WACC) of 11.6% to discount future cash flows and determined the fair values as follows:

●	Promissory Note: $2.59 million
●	Licensing Agreement: $1.70 million

Transaction costs incurred in connection with the disposition totaled $0.05 million. The gain on disposal of subsidiaries was calculated as follows:

Carrying value (in thousands) of net assets of the Cannabis Subsidiaries
Cash	$3
Accounts receivable	233
Inventories	157
Other assets	22
Accounts payable	(117)
298

Total consideration received, net of transaction costs
Cash	61
Fair value of Promissory Note	2,591
Fair value of Licensing Agreement	1,696
Less: Transaction costs	(173)
4,175

Gain on disposition	$3,877

Following is the breakdown of the gain (loss) from discontinued operations:

	Year ended December 31,
	2025	2024
Net Revenue	$498	$1,362
Cost of goods sold	(78)	(947)
Gross profit	420	415
Operating expenses:
Selling and marketing	424	528
General and administrative	27	54
Total operating expenses	(451)	582
Gain (Loss) from discontinued operations	(31)	(167)
Other income (expenses):
Interest income	-	5
Other income (expense), net	-	11
Total other income	-	16
Tax expenses	(60)	-
Net income (loss) from discontinued operations	$(91)	$(151)

3.	Note receivable

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

For the year ended December 31, 2025, the Company recognized $0.09 million in finance income related to the amortization of the discount.

As of December 31, 2025, the carrying value of the promissory note was $1.68 million, of which $0.50 million was classified as current.

On January 16, 2026, the Company entered into an Assignment and Assumption of Debt Agreement with Two Shores Capital Corp. (“Two Shores”) and MJ Reg. Pursuant to the agreement, the Company assigned to Two Shores all of its rights, title, and interest in the promissory note with an outstanding principal balance of $2.0 million.

As consideration for the assignment, the Company received cash proceeds of $1.4 million. Upon execution of the agreement, the Company transferred to Two Shores all rights and obligations associated with the promissory note, including the right to receive all future payments. MJ Reg. consented to the assignment and confirmed that the outstanding principal amount of the promissory note was $2.0 million as of January 16, 2026.

In connection with the transaction, the Company issued to Two Shores 550,000 common stock warrants. Each warrant is exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expires on January 16, 2029.

As a result of the assignment, the Company reduced the carrying amount of the note receivable to $1.4 million as of December 31, 2025 and recognized a loss on sale of receivables of $0.28 million.

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

For the year ended December 31, 2025, the Company recognized $0.08 million in licensing revenue and $0.01 million in finance income related to the amortization of the discount.

As of December 31, 2025, the carrying value of the License Agreement receivable was $1.8 million, of which $0.15 million was classified as current.

5.	Inventory

Inventory consisted of the following as of December 31 (in thousands):

	2025	2024
Finished goods	$1,923	$2,198
Raw materials	734	1,166
	$2,657	$3,364

Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Raw materials primarily include ingredients, concentrate and packaging.

6.	Fixed Assets, net

Fixed assets, net consisted of the following as of December 31 (in thousands):

	2025	2024
Vehicles	$-	$65
Equipment	642	203
Office and computer equipment	262	262
	904	530
Accumulated depreciation	(583)	(422)
	$321	$108

Depreciation expense was $0.2 million and $0.06 million, for the years ended December 31, 2025 and 2024, respectively. Depreciation expense is primarily associated with the Company’s equipment and vehicles.

The Company disposed a vehicle with a proceed of $0.01 million and recorded a loss of disposal of $0.01 during the year ended December 31, 2025. No gain or loss on disposal was recognized during the year ended December 31, 2024.

7.	Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2025	2024
Employee benefits	$387	$220
Goods and services tax	29	155
Legal settlement	-	135
Sales and marketing	2,262	1,309
Other accruals	1,282	645
	$3,960	$2,464

8.	Revolving Credit Facility and Loans

During the year ended December 31, 2024, the Company entered into a Revolving Financing and Assignment Agreement (the “RFAA”) which provides a revolving credit facility up to an amount of $2,000,000 (the “Total Credit Facility”) with an interest rate equal to the prime rate plus 3.50% per annum, with a floor rate of 6.00%. This facility is intended to meet the working capital needs and general corporate purposes of the Company.

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

As of December 31, 2025, the balance of the RFAA was $nil (December 31, 2024 – $0.3 million).

On February 5, 2025, the Company, through its Subsidiary, entered into a Loan Agreement with Two Shores (the “2Shores Loan Agreement”), pursuant to which the Subsidiary may borrow up to an aggregate maximum amount of $5.0 million which was amended to $10.0 million, subject to the satisfaction of certain conditions. On December 1, 2025, the Loan Agreement was amended to increase the maximum borrowing capacity to $10.0 million. Advances under the Loan Agreement bear interest at a rate of 13.75% per annum. All present and future obligations of the Subsidiary under the Loan Agreement are secured by a first-priority security interest in all assets of the Company, the Subsidiary, and the Company’s other U.S. subsidiaries. As of December 31, 2025, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $3.02 million. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

In connection with the Loan Agreement with Two Shores Capital Corp., the Company issued total 1,000,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance. The Company estimated the fair value of the warrants at $65,215 on the issuance date. This amount was recognized as finance costs in the consolidated statements of operations. The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price	$0.20
●	Risk free interest rate	3.91%
●	Expected volatility	79%
●	Expected life (in years)	3
●	Expected dividend	nil

As of December 31, 2025, the balance of the 2Shores Loan Agreement was $3 million (December 31, 2024 – $nil).

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

During the year ended December 31, 2025, the Company recognized interest expense of $0.02 million and repaid $0.30 million on the Notes.

As of December 31, 2025, the outstanding balance of the Notes was $0.2 million (December 31, 2024 – $nil), which was fully settled subsequent to December 31, 2025.

10.	Insurance Premium Financing

During the year ended December 31, 2025, the Company entered into various one-year financing agreements to fund a portion of its insurance premiums totaling $0.2 million, payable through monthly installments. The applicable interest rates ranged from 6.49% to 8.99%, and the agreements did not contain any financial or non-financial covenants.

On November 15, 2024, the Company entered into a separate one-year financing agreement with IPFS Corporation to fund insurance premiums of $0.2 million. Repayments were scheduled quarterly on January 15, 2025, April 15, 2025, and July 15, 2025, at which time the financing was fully repaid. The agreement bore interest at 8.99% and did not include any covenants.

As of December 31, 2025 and 2024, the outstanding balance related to insurance premium financing was $0.2 million.

11.	Membership Agreement Obligation

On September 1, 2022, the Company entered into a membership and licensing agreement with Saltbox Inc. that provides the Company with access to a shared office (“Suite”) and warehouse facility located in Seattle, Washington. The agreement is structured as a revocable license granting access to the Suite and warehouse space. The relationship between Saltbox Inc. and the Company is that of licensor and licensee only, and not landlord-tenant or lessor-lessee. The agreement does not convey any right, title, interest, easement, or lien in Saltbox Inc.’s business, the Suite, the premises, or any related assets, and is not considered a lease for accounting purposes. Accordingly, no lease liability or right-of-use asset has been recognized in connection with this arrangement.

The initial term of the agreement was one year and required 12 monthly payments of $8,000. Upon expiration of the initial term, the Company elected to renew the arrangement on a month-to-month basis at a monthly fee of $9,000. On February 28, 2025, the Company provided notice of its intent to terminate the month-to-month arrangement after identifying lower-cost facilities.

12.	Shareholders’ Equity

Private Placement

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

Omnibus Equity Incentive Plan

On March 15, 2022, our Board adopted the 2022 Plan, which became effective upon approval by our shareholders on May 16, 2022. Under the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2011 Plan, plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan are initially available for issuance of awards under the 2022 Plan. Additionally, the number of shares of the Company’s common stock available reserved under the 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) 4% of the shares of the Company’s common stock outstanding (which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board. The Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. The 2022 Plan will be administered by the plan administrator (as defined in the 2022 Plan).

The Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of December 31, 2025, 2,056,158 shares remained available for future awards under the Plan.

a. Stock options:

A summary of our stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Outstanding Options
	2025		2024
	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)
Opening	8,647,984	$0.26	11,407,772	$0.26
Granted	8,995,000	0.24	1,200,000	0.25
Exercised	-	-	(136,250)	0.27
Cancelled	(1,929,741)	0.24	-	-
Forfeited / Expired	(340,000)	0.23	(3,823,538)	0.25
Closing	15,373,243	$0.25	8,647,984	$0.26
Exercisable	5,426,951	$0.27	5,963,812	$0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of December 31, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share
$0.165 to $0.25	8,260,379	8.53	0.19	2,327,004	6.74	0.21
$0.251 to $0.40	6,486,290	8.31	0.29	2,486,290	7.04	0.27
$0.401 to $0.55	437,500	5.29	0.49	425,520	5.26	0.49
$0.551 to $0.70	189,074	5.69	0.62	188,137	5.69	0.62
	15,373,243	8.31	0.25	5,426,951	6.73	0.27

b. Restricted stock awards:

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

During the year ended December 31, 2025, the Company issued 2,359,819 common shares to settle the vested RSUs.

As of December 31, 2025 and 2024, the Company had 553,439 and 699,493 vested RSUs outstanding, respectively. No RSUs remained unvested as of either December 31, 2025 or December 31, 2024.

A summary of our 2025 and 2024 restricted stock units activity is as follows:

	2025			2024
	Number of Units	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)	Number of Units	Weighted-Average Grant Date Fair Value per share	Weighted-Average Contractual Life (years)
Opening, Unvested Restricted Stock Units	-	$-	-	600,000	$0.26	9.1
Granted	2,213,765	0.18		2,797,959	0.14
Vested	(2,213,765)	(0.18)		(3,397,959)	(0.16)
Closing, Unvested Restricted Stock Units	-	$-	-	-	$-	-

Subsequent to December 31, 2025, the Company issued 553,439 common shares to settle the vested RSUs.

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

As of December 31, 2025 and 2024, the Company had unrecognized compensation expense related to stock options of $1.2 million and $0.5 million, respectively, and related to RSUs of $nil and $nil, respectively. These amounts are expected to be recognized over the remaining vesting periods.

The following table summarizes the stock-based compensation expense (in thousands):

	2025	2024
Stock options	$547	$537
Restricted stock	400	541
	$947	$1,078
Consolidated Statements of Operations account:
Selling and marketing	$152	$-
General and administrative	795	1,078
	$947	$1,078

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	2025	2024
Expected dividend yield	-	-
Expected stock price volatility	74.98% to 80.30%	85.90% to 89.60%
Risk-free interest rate	4.1% to 4.6%	4.20% to 4.30%
Expected term (in years)	10	5.80 to 6.50
Weighted-average grant date fair-value	$0.15 to 0.22	$0.17 to 0.20

During the year ended December 31, 2025 and 2024, no material modifications were made to outstanding stock options.

As of December 31, 2025, and December 31, 2024, the aggregate intrinsic value of stock options outstanding was $0.8 million and $0.01 million, respectively. For stock options exercisable, the aggregate intrinsic value as of December 31, 2025, and December 31, 2024 was also $0.24 million and $0.01 million, respectively. The intrinsic value of both outstanding and exercisable stock options is determined as the difference between the quoted market price of the Company’s stock at the balance sheet date and the exercise price of the option.

The total intrinsic value of options exercised during the years ended December 31, 2025, and December 31, 2024, was $nil and $0.02 million, respectively. During these periods, the number of options exercised totalled nil and 136,250, respectively. The Company maintains a policy of issuing new shares upon the exercise of stock options.

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

Others:

As discussed in Note 8, during the year ended December 31, 2025, in connection with the Loan Agreement with Two Shores Capital Corp., the Company issued 1,000,000 warrants to Two Shores Capital Corp., exercisable at a price of $0.45 per share for a period of three years from the date of issuance.

During the year ended December 31, 2024, the Company issued 5,505,000 warrants, each with an exercise price of $0.50 per warrant, exercisable for a period of 24 months from the issuance date. Additionally, 440,400 broker’s warrants were issued in connection with private placements completed during the year ended December 31, 2024.

As discussed in Note 3, on January 16, 2026, in connection with the Assignment and Assumption of Debt Agreement, the Company issued to Two Shores 550,000 common stock warrants, each exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expiring on January 16, 2029.

The following table presents a summary of the Company’s outstanding warrants as of December 31, 2025:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	0.57	$0.50	3,767,500
July 31, 2026	800,000	0.58	0.50	800,000
August 21, 2026	1,377,900	0.64	0.50	1,377,900
May 30, 2028	750,000	2.41	0.45	750,000
August 5, 2028	250,000	2.60	0.45	250,000
	6,945,400			6,945,400

13.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who have completed at least one hour of service per month in three consecutive months of employment may enroll. Employees can elect to contribute up to 100% of their eligible compensation to the 401(k) plan subject to Internal Revenue Service’s limitations. As currently established, we are not required to make any contributions to the 401(k) plan. During the years ended December 31, 2025 and 2024 we did accrue and fund our employees’ 401(k) accounts in 2025 and 2024 for matching contributions in the amount of $33,284 and $32,000, respectively.

14.	Commitments and Contingencies

Commitments

As of December 31, 2025, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $8.7 million.

Legal proceedings

The California Department of Public Health (“CDPH”) issued a cease-and-desist letter to the sale and distribution of Mary Jones hemp infused sodas in California through Jones Soda’s wholly owned subsidiary Mary Jones Michigan, LLC. The state alleged that the Company’s products violated California law by failing to properly label the products and that the products contained hemp-derived THC isolate, which they did not. The Company disputed the CDPH position, however, it voluntarily agreed to cease distribution of its hemp infused soda in California. While CDPH requested additional information from the Company regarding the status of the recall for distributed products, the action appeared to be resolved by September 2024. In April 2025, shortly before the statute of limitations expired for any further action by CDPH relating to Mary Jones sodas, CDPH filed a Complaint, and on June 27, 2025, the CDPH filed an amended complaint, in Los Angeles Superior Court naming Jones Soda and other businesses who were involved in the sale of infused soda in California in the spring of 2024. On December 17, 2025, the California Department of Public Health filed a “Notice of Entry of Dismissal and Proof of Service” and we are waiting for the Judge to grant the dismissal.

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

15.	Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2025	2024
Current
State	$3	$3
Foreign	5	22
Provision for income taxes	$8	$25

Loss before income taxes was as follows for the years ended December 31 (in thousands):

	2025	2024
United States	$(1,540)	$(9,598)
Foreign	(140)	(121)
Total	$(1,680)	$(9,719)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2025	2024
Federal statutory rate	21%	21%
Effect of:
Permanent differences	18.13	(0.14)
Foreign taxes	0.23	-
Stock Compensation	-	(2.33)
True up	(4.98)	-
State income taxes, net of federal benefit	9.16	3.71
Change in valuation allowance	(42.97)	(24.19)
Other, net	(1.11)	1.52
Provision for income taxes	(0.54)%	(0.43)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes were as follows (in thousands):

	2025	2024
Federal and state net operating loss carryforwards	$19,621	$18,965
Stock-based compensation	408	303
Other, net	297	336
Total deferred tax asset	20,326	19,604
Valuation allowance	(20,326)	(19,604)
Net deferred tax asset	$-	$-

We continue to experience significant losses in our U.S. operations that are material to our decision to maintain a full valuation allowance against our net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. For the years ended December 31, 2025 and December 31, 2024, the valuation allowance increased by $0.7, and $0.5, respectively.

We continually analyze the realizability of our deferred tax assets, but we reasonably expect to continue to record a full valuation allowance on future U.S tax benefits until we sustain an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

At December 31, 2025, we had net operating loss carryforwards for federal and state income tax purposes of $54,865,311 and $21,438,990 respectively, which expire at various times commencing 2026. We also had net operating loss carryforwards for federal and state income tax purposes of $28,433,173, and $3,094,477 respectively, that may be carried forward indefinitely. Net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue code.

There are no uncertain tax positions to recognize as of December 31, 2025 and 2024.

We are no longer subject to U.S. Federal examination for tax years ending before 2021, to state examinations before 2020, or to foreign examinations before 2020.

However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating losses or credit carryforward. As of December 31, 2025, we were not under examination by a tax authority. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.

16. Segment Information

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

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the year ended December 31, 2025 and 2024:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	For the year ended
(in thousands)	December 31, 2025	December 31, 2024
Segment Results – Net sales
United States	$22,473	$14,713
Canada	2,830	3,080
Total	$25,303	$17,793

Net sales generated in the United States accounted for 89% and 83% of total revenue during the year ended December 31, 2025, and 2024, respectively.

Income (loss) from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

	For the year ended
(in thousands)	December 31, 2025	December 31, 2024
Segment Results – Income (loss) from continuing operations
United States	$(1,662)	$(9,606)
Canada	(26)	(138)
Total	$(1,688)	$(9,744)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

17.	Related party Transactions

As discussed in Note 9, on May 2, 2025, the Company issued the Note to the Chairman of the Board in the principal amount of $0.45 million. The note bears interest at a fixed rate of 12% per annum, with interest payable monthly in arrears. The principal balance, together with any accrued but unpaid interest, is due and payable in full on October 10, 2025.

18.	Subsequent Events

Subsequent to December 31, 2025:

As discussed in Note 3, on January 16, 2026, the Company entered into an Assignment and Assumption of Debt Agreement with Two Shores Capital Corp. (“Two Shores”) and MJ Reg. Under the agreement, the Company assigned to Two Shores all of its rights, title, and interest in a promissory note with an outstanding principal balance of $2.0 million in exchange for cash consideration of $1.4 million. In connection with the transaction, the Company issued to Two Shores 550,000 common stock warrants, each exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expiring on January 16, 2029.

As discussed in Note 9, the Company fully settled the Notes for total consideration of $0.2 million.

As discussed in Note 12, the Company issued 553,439 common shares to settle the vested RSUs.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2025.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that, as of such date, our internal controls over financial reporting were effective as of the end of the period covered by this Annual Report on Form 10-K

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Code of Ethics is included in Item 1 of Part I, and that information is incorporated by reference herein.

The other information called for by Part III, Item 10, will be included in our proxy statement relating to our 2025 Annual Meeting of Shareholders (our “2026 Proxy Statement”), and is incorporated herein by reference to the sections captioned “Nominees,” “Compliance with Section 16(a),” “Board Meetings and Committees,” “Audit Committee,” “Director Nomination Process,” and “Executive Officers.” This information is expected to be filed within 120 days of December 31, 2025, our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, will be included in our 2025 Proxy Statement, and is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation.” Our 2026 Proxy Statement is expected to be filed within 120 days of December 31, 2025, our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Certain information called for by Part III, Item 12, will be included in our 2026 Proxy Statement, and is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners And Management.” Our 2026 Proxy Statement is expected to be filed within 120 days of December 31, 2025, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of December 31, 2025, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a) )

Equity Compensation Plans Approved by Shareholders	11,407,772	$0.33	2,056,158
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	11,407,772	$0.33	2,056,158

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, will be included in our 2025 Proxy Statement, and is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Independence of Board of Directors.” Our 2025 Proxy Statement is expected to be filed within 120 days of December 31, 2025, our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Part III, Item 14, will be included in our 2026 Proxy Statement, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Audit-Related Fees.” Our 2026 Proxy Statement is expected to be filed within 120 days of December 31, 2025, our fiscal year end.

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

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant’s Securities (filed herewith).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).
4.4	Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).
4.5	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
4.6	Form of Non-Transferable Warrant to Purchase Common Shares of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 4.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
10.1	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3	Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.4	Employment Agreement dated February 12, 2025, between the Company and Brian Meadows (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.5	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.6	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.7	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to Exhibit 10.7 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.8	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to Exhibit 10.8 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.9	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Previously filed with, and incorporated herein by reference to Exhibit 10.9 on our Annual Report on Form 10-K, filed on April 1, 2024, File No. 000-28820).
10.10	Loan Agreement between Jones Soda Co. (USA) Inc. and Two Shores Capital Corp. dated February 6, 2025 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on May 15, 2025; File No. 000-28820).
10.11	Amendment to Loan Agreement between Jones Soda Co. and Two Shores Capital Corp. dated December 1, 2025.
10.12	Revolving Credit Note between Jones Soda Co. and Two Shores Capital Corp. dated February 19, 2025
10.13	Amendment to Revolving Credit Note between Jones Soda Co. and Two Shores Capital Corp. dated December 1, 2025.
10.14#	Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co,, Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.15	Amendment to Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co., Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.16+	Trademark License Agreement dated June 19, 2025, by and between the Company and Mary Jones Holdings, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.17	Consent, Release and Termination dated June 19, 2025, by and between the Company and Two Shores Capital Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.5 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.18*	Employment Offer Letter by the Company to Gabe Carimi dated February 27, 2024 (Previously filed with, and incorporated herein by reference to Exhibit 10.10 to our Amendment No. 1 to our Annual Report on Form 10-K, filed on May 1, 2025, File No. 000-28820).
10.19*	Separation Agreement and General Release dated June 13, 2025, by and between the Company and Gabe Carimi (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
16.1	Letter from Armanino LLP (Previously filed with, and incorporated herein by reference to, Exhibit 16.1 to our current report on Form 8-K, filed on July 18, 2023; File No. 000-28820).
19.1**	Insider Trading Policy (Previously wiled with, and incorporated by reference to, Exhibit 19.1 to our amendment to annual report on Form 10-K/A, filed on May 1, 2025; File No. 000-28820).
21.1**	Subsidiaries of the Registrant (Filed herewith).
23.1**	Consent of Davidson & Company LLP (Filed herewith).
31.1**	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2**	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1***	Certification by Scott Harvey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2***	Certification by Brian Meadows, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Filed Herewith.
***	Furnished Herewith
+	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	JONES SODA CO.

	By:	/s/ Brian Meadows
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

Signature	Capacities	Date
/s/ SCOTT HARVEY	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Scott Harvey

/s/ BRIAN MEADOWS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
Brian Meadows

/s/RONALD DISSINGER	Director	March 31, 2026
Ronald Dissinger

/s/ PAUL NORMAN	Chairman of the Board, Director	March 31, 2026
Paul Norman

/s/ CLIVE SIRKIN	Director	March 31, 2026
Clive Sirkin

/s/ GREGG REICHMAN	Director	March 31, 2026
Gregg Reichman

/s/ MARK MURRAY	Director	March 31, 2026
Mark Murray

-73-