Form 10-K/A
period 2025-12-31
JONES SODA CO.
filed 2026-04-30
CIK 1083522

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large, accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,368,703 using the closing price on that day of $0.27.

As of April 30, 2026, there were 118,778,488 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), originally filed by Jones Soda Co. with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. Unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 1 to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly owned subsidiaries. In addition, unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 1 to “Jones Soda” refer to our premium beverages, including Jones® Soda sold under the trademarked brand name “Jones Soda Co.®”

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2026 annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2025. Accordingly, this Amendment No. 1 is being filed solely to:

●

amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2025 Annual Report, in their entirety as set forth herein;

●	File certain exhibits pursuant to Part I, Item 1 and Part IV, Item 15; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We do not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as set forth above, no other Items of our 2025 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2025 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2025 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2025 Annual Report.

JONES SODA CO.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of our directors and executive officers as of April 29, 2026. Our Board of Directors (the “Board” or “Board of Directors”) is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under United States federal securities laws.

Name	Age	Title
Scott Harvey	64	Chief Executive Officer and President
Brian Meadows	61	Chief Financial Officer
Darcey Maken	50	Chief Operating Officer
Paul Norman	61	Chairman of the Board of Directors
Ronald Dissinger	67	Director
Clive Sirkin	63	Director
Gregg Reichman	65	Director
Mark Murray	67	Director

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

Brian Meadows, Chief Financial Officer

Brian Meadows was appointed as the Company’s Chief Financial Officer on February 12, 2025. Mr. Meadows brings to the Company experience as a senior executive of companies in several industries. Since October 2020, Mr. Meadows has served as Chief Financial Officer of Atmofizer Technologies Inc. (CSE: ATMO) (OTC PINK: ATMFF), a clean technology company. From December 2020 to December 2024, Mr. Meadows served as Chief Financial Officer for Trubar Inc. (TSXV: SBBC) (OTCQX: SBBCF), a platform with diversified assets in the plant-based and wellness consumer product categories, and from 2018 to 2020 he worked as an independent consultant. From 2007 to 2018, Mr. Meadows served as Chief Financial Officer and from 2011 until 2018 he served as President of GLG Life Tech Corporation (TSX: GLG), a sustainable and vertically integrated producer of zero-calorie natural sweeteners. Mr. Meadows holds a BBA from Wilfrid Laurier University and an MBA from the University of Glasgow and has both Certified Financials Analyst (CFA) and a Certified Public Accountant (CPA) designations.

Darcey Maken, Chief Operating Officer

Darcey Macken was appointed as the Chief Operating Officer on December 8, 2025. Since January 2023, Mr. Macken has served as CEO and Co-Founder of Myna Snacks, Inc., a digital snacking company launched in partnership with creator Imane “Pokimane” Anys and backed by Connect Ventures, where she built the organization, commercial model, and product portfolio while activating a large global audience. From October 2019 to October 2022, Ms. Macken was CEO of Planterra Foods, where she established the OZO™ plant-based protein brand, renovated a large-scale manufacturing facility, and launched more than 20 products across 12 countries. From April 2015 to October 2019, she held senior leadership roles at Sovos Brands and Noosa yoghurt, including serving as CEO/General Manager, where she led the business through its acquisition and drove revenue growth from approximately $45 million to more than $200 million. Ms. Macken spent over a decade at the Kellogg Company in multiple executive positions, including President of U.S. Sales and Senior Vice President, Global Sales, where she oversaw multibillion-dollar revenue portfolios, built global sales enablement frameworks, and drove operational and commercial excellence. She brings extensive experience in brand building, product innovation, global sales leadership, operational scale-up, and cross-functional team development. Ms. Macken holds a BBA from Mercer University.

Directors

Paul Norman, Chairman of the Board of Directors

Paul Norman has been a director of the Company since August 2019 and has served as the Chairman of the Company’s Board of Directors since March 15, 2022. In addition, from October 25, 2024 to February 5, 2025, Mr. Norman served as Interim Chief Executive Officer of the Company and from November 12, 2024 until February 5, 2025, he served as Interim Chief Financial Officer of the Company. Mr. Norman is a global consumer products leader with over 30 years of experience creating brand and shareholder value. He currently serves as a director on the board of directors of Simply Better Brands Corp. (TSX: SBBC) (OTCQB: PKANF), a platform with diversified assets in the plant-based and wellness consumer product categories. Mr. Norman previously served as the President of CHW Acquisition Corporation (Nasdaq: CHWA), a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, from February 2021 to August 2022, when such company completed a business combination transaction. From 2019 to 2020, he served as chairman and CEO of HeavenlyRx, a privately held CBD wellness company. Prior to HeavenlyRx, Mr. Norman spent three decades at the Kellogg Company, the multinational food-manufacturing company, where he served as President of Kellogg’s North American business from 2015 to 2018, and Chief Growth Officer from 2013 to 2015. In addition to his time at Kellogg, from 2016 to 2018 Mr. Norman served as a member of the Grocery Manufacturers Association board of directors, where he served on the executive committee. He also served as a Trustee of the Food Marketing Institute Foundation board from 2016 to 2018. Mr. Norman received a bachelor’s degree with honors in French from Portsmouth Polytechnic. Mr. Norman was originally an “Investor Designee” of Heavenly Rx, as defined in the Investor Rights Agreement between the Company and Heavenly Rx (the “IRA”) and was appointed to the Board of Directors in accordance with the terms and conditions of such agreement. We believe Mr. Norman is qualified to serve as a director of our Company because of his extensive experience in the food and beverage industry as well as his experience holding senior executive positions in a Fortune 500 public company.

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

Compensation and Governance Committee

The Compensation Committee is currently comprised of Mr. Sirkin (Chair), Mr. Reichman and Mr. Norman. Our Board has determined that, after consideration of all relevant factors, each of the directors who served on the Compensation Committee during the year ended December 31, 2025 qualified as “independent” and “non-employee” directors under applicable Nasdaq and SEC rules and qualified as an “outside director” pursuant to the Internal Revenue Code and the regulations promulgated thereunder. The Compensation Committee makes recommendations to our Board regarding our general compensation policies as well as the compensation plans and specific compensation levels for our executive officers.

The Compensation Committee has a number of functions and responsibilities as delineated in its written charter, which is reviewed by the committee on an annual basis, and by our Board as appropriate. A copy of the Compensation Committee charter is available on our website at www.jonessoda.com under the Investor Relations tab under the heading “Corporate Governance.”

The primary functions of the Compensation Committee are to (i) assist our Board with its responsibilities relating to compensation of our Chief Executive Officer and other executives, employees and directors who are not our employees, (ii) advise our Board in connection with our retirement, welfare and other benefit plans, (iii) develop, update, as necessary, and recommend to our Board corporate governance principles and policies applicable to us, and monitor compliance with such principles and policies and (iv) administer our Clawback Policy. The Compensation Committee, when appropriate, may delegate authority to subcommittees and may delegate authority to one or more designated members of the committee, our Board or our officers. Additionally, the Compensation Committee, in its sole discretion, may retain compensation consultants, independent counsel, accounting and other professionals without seeking approval of our Board of Directors with respect to the selection, fees or retention terms for these advisors. The Compensation Committee did not retain a compensation consultant in 2025.

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

Director Nominations Process

Our entire Board serves as the Nominating Committee, and our independent directors are responsible for, among other things, identifying individuals qualified to become members of our Board and approving director candidates for election to our Board, including the development of policies and procedures to assist in the performance of these responsibilities. In the event there is a vacancy on our Board, the independent members of our Board will initiate the effort to identify appropriate director candidates. The independent members of our Board will also periodically review the appropriate size of our Board, any appropriate restrictions on service on our Board, such as term limits and retirement policy, standards regarding our definition of “independence,” establish performance criteria/expectations for director performance, and oversee the criteria and method for evaluating the effectiveness of our Board.

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

Anti-hedging

As part of our Insider Trading Policy, all of our officers, directors and employees are prohibited from engaging in short sales of our securities and any hedging or monetization transactions involving our securities. Our Insider Trading Policy further prohibits such persons from holding our securities on margin in a margin account or otherwise pledging our securities. As of December 31, 2025, none of our directors or executive officers had pledged any shares of our common stock.

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

ITEM 11 . EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2025 and 2024, all compensation awarded or paid by us to, or earned by, the following persons (referred to as our “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	All Other Compensation ($)	Total
Scott Harvey (4)	2025	320,833	52,500			1,010,933	6,762	1,391,028
Chief Executive Officer	2024	-	-	-			-	-
Paul Norman (3)	2025	-	-	-		-	-	-
Former Interim Chief Executive Officer and Interim Chief Financial Officer	2024	-	-	80,000	(3)	-	-	80,000
Brian Meadows (5)	2025	236,280	22,500	-		169,961	984	429,725
Chief Financial Officer	2024	-	-	-		-	-	-
Jerry Goldner	2025	250,001	23,625	-		-	14,442	288,068
Chief Growth Officer	2024	250,000	-	-		225,855	-	475.855
Darcey Maken (6)	2025	19,422				261,050		280,481
Chief Operating Officer	2024	-	-	-		-	-	-
Gabe Carimi (7)	2025	102,724	-	-		74,054	-	176,778
VP Operations and General Manager Mary Jones	2024	168,525	-	-		-	-	168,525

(1)	Stock awards awarded to NEOs consist primarily of RSUs issued under the Company’s 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The amounts shown do not reflect whether the recipient has actually realized or will realize a financial benefit from such awards. The amounts shown represent the aggregate grant date fair value of awards granted as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the assumptions underlying the valuation of equity awards.
(2)	Represents the aggregate grant date fair value for awards granted, as applicable, in accordance with ASC Topic 718. See Note 7 to our consolidated financial statements incorporated by reference in this Amendment No 1 regarding the assumptions underlying the valuation of equity awards.
(3)

Mr. Norman served as Interim Chief Executive Officer from October 25, 2024 to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024 to February 5, 2025. He did not receive any compensation for this role. Mr. Norman’s stock compensation is presented under the “Director Compensation” section below.

Mr. Norman was granted restricted stock units in connection with his service on the Board and as chair of the Board.

(4)	Mr. Harvey entered into an employment contract to serve as Chief Executive Officer on February 5, 2025 and was granted 4 million stock options as with a vesting period of four years.
(5)	Mr. Meadows entered into an employment contract to serve as Chief Financial Officer on February 5, 2025. Mr. Meadows also served as a consultant for the month of January 2025 through February 4, 2025 prior to entering the contract on February 12, 2025. Mr. Meadows received a stock option grant of 1,250,000 options with a vesting period of 4 years and an additional retention bonus grant of 750,000 options in August 2025 with a vesting period of 3 years.
(6)	Ms. Maken entered into an employment contract to serve as Chief Operating Officer on December 8, 2025 and was granted 1 million stock options with a vesting period of four years.
(7)	Mr. Carimi left the role of VP Operations and General Manager Mary Jones on June 19, 2025 with the sale of the Mary Jones Cannaibis business. Mr. Carimi continues to serve as a consultant to the Company.

Narrative Disclosure to Summary Compensation Table

The following describes the material factors necessary to understand the compensation disclosed in the Summary Compensation Table above.

Scott Harvey. Mr. Harvey, the Company’s CEO has an annual base salary of $350,000 as of February 5, 2025. Additionally, Mr. Harvey is eligible to receive an annual cash bonus of $175,000 (the “Annual Bonus”) in the event that the Company achieved annual revenues in the applicable fiscal year of at least $24,947,871 (calculated in accordance with Generally Accepted Accounting Principles in the United States) (the “Harvey Revenue Target”) and at least $nil in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) (the “Harvey EBITDA Target”). Based on the Company’s performance, Mr. Harvey did receive an Annual Bonus payment in 2025.

Pursuant to the terms of the employment agreement between the Company and Scott Harvey, on February 5, 2025, the Board granted Mr. Harvey non-qualified stock options to purchase 4,000,000 shares of common stock of the Company pursuant to the 2022 Plan. The options were subject to time-based vesting as follows, in each case subject to Mr. Harvey’s continued service through the applicable time vesting date: (1) 1,333,333 of the options vested on February 5, 2026, (2) an additional 1,333,333 of the options scheduled to vest on February 5, 2027, (3) an additional 1,333,333 of the options scheduled to vest on February 5, 2028, and (4) the remaining 1,333,334 of the options scheduled to vest on February 5, 2029.

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

Brian Meadows. Mr. Meadows, the Company’s CFO has an annual base salary of $250,000 as of February 5, 2025. Additionally, Mr. Meadows is eligible to receive an annual cash bonus of $87,500 (the “Annual Bonus”) in the event that the Company achieved annual revenues in the applicable fiscal year of at least $24,947,871 (calculated in accordance with Generally Accepted Accounting Principles in the United States) (the “Meadows Revenue Target”) and at least $nil in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) (the “Meadows EBITDA Target”). Based on the Company’s performance, Mr. Meadows did receive an Annual Bonus payment in 2025.

Pursuant to the option agreement between the Company and Brian Meadows, on January 5, 2025, the Board granted Mr. Meadows non-qualified stock options to purchase 1,250,000 shares of common stock of the Company pursuant to the 2022 Plan. The options were subject to time-based vesting as follows, in each case subject to Mr. Meadows’ continued service through the applicable time vesting date: (1) 312,500 of the options vested on January 5, 2026, (2) an additional 312,500 of the options scheduled to vest on January 5, 2027, (3) an additional 312,500 of the options scheduled to vest on January 5, 2028, and (4) the remaining 312,500 of the options scheduled to vest on January 5, 2029. Additionally, the Board granted Mr. Meadows non-qualified stock options to purchase 750,000 shares of common stock of the Company pursuant to the 2022 Plan on August 25, 2025. The options were subject to time-based vesting as follows, in each case subject to Mr. Meadows’ continued service through the applicable time vesting date: (1) 250,000 of the options vesting on August 25, 2026, (2) an additional 250,000 of the options scheduled to vest on August 25, 2027, and (3) the remaining 250,000 of the options scheduled to vest on August 25, 2029.

Darcey Mcken. Ms. Macken has served as our Chief Operating Officer since December 8, 2025. Pursuant to an employment agreement between the Company and Ms. Macken, dated December 8, 2025, (the “Macken Employment Agreement”), Ms. Macken is entitled to receive an annual base salary of $300,000. Additionally, for each fiscal year during the term of her employment, Ms. Macken is eligible to receive an annual cash bonus of up to 35% of her annual base salary at the discretion of the Company’s Board of Directors. Further, Ms. Macken was granted non-qualified stock options to purchase up to 1,200,000 shares of the Company’s common stock under the Company’s 2022 Omnibus Equity Incentive Plan (the “Macken Stock Options”). The Macken Stock Options are scheduled to vest as follows: (i) 300,000 Macken Stock Options on December 8, 2026; (ii) 300,000 Macken Stock Options on December 8, 2027; and (iii) 300,000 Macken Stock Options on December 8, 2028; and (iv) the remaining 300,000 Macken Stock Options on December 8, 2029, in each case subject to Mr. Macken’s continued service with the Company as a consultant or an executive officer.

Jerry Goldner. Mr. Goldner has served as our Chief Growth Officer since October 23, 2023. Pursuant to an employment agreement between the Company and Mr. Goldner, dated October 23, 2023 (the “Goldner Employment Agreement”), Mr. Goldner is entitled to a base salary of $250,000 per year (the “Goldner Base Salary”), and is eligible for an annual cash bonus of $87,500 (the “Goldner Annual Bonus”) in the event that the Company achieves annual revenues in the applicable fiscal year of an amounts established annually by the Compensation Committee (the “Goldner Revenue Target”) and in an amount in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) as established annually by the Compensation Committee (the “Goldner EBITDA Target”). In accordance with the terms of the Goldner Employment Agreement as part of the Goldner Annual Bonus, Mr. Goldner is eligible for an additional payment if the Company’s annual revenues and adjusted EBITDA both exceed the Goldner Revenue Target and the Goldner EBITDA Target respectively by at least 1%. The Annual Bonus is to be adjusted upward by 1% of the Goldner Base Salary, up to a maximum of 15% of the Goldner Base Salary, for each 1% of the lesser of either the Company’s actual annual revenues exceeding the Goldner Revenue Target or annual adjusted EBITDA exceeding the Goldner EBITDA Target. According to the Goldner Employment Agreement, the total Goldner Annual Bonus paid in any given year shall not exceed 50% of the Goldner Base Salary. Based on the Company’s performance, Mr. Goldner did not receive a Goldner Annual Bonus in 2024 but he did in 2025.

Pursuant to the terms of the Goldner Employment Agreement, on October 23, 2023, the Board granted Mr. Goldner non-qualified stock options to purchase 1,200,000 shares of common stock of the Company pursuant to the 2022 Plan. The options are subject to time-based vesting as follows, in each case subject to Mr. Goldner’s continued service through the applicable time vesting date: (1) 400,000 of the options vested October 24, 2024, (2) an additional 400,000 of the options vested on October 24, 2025, and (3) the remaining 400,000 of the options shall vest on October 24, 2026.

Gabe Carimi. Mr. Carimi served as our (i) Vice President of Operations from March 4, 2024 to June 19, 2025, and (ii) General Manager of Mary Jones from October 2024 until June 19, 2025, when left the role of VP Operations and General Manager with the sale of the Mary Jones Cannabis business. Mr. Carimi continues to serve as a consultant to the Company. Pursuant to an offer letter dated February 27, 2024 (the “Carimi Offer Letter”), Mr. Carimi was entitled to a base salary of $200,000 per year, and was eligible for an annual cash bonus of 30% of his base salary in the event that the Company achieves annual revenues in the applicable fiscal year of an amount established annually by the Compensation Committee and in an amount in annual adjusted EBITDA (as calculated in a manner consistent with the calculation of adjusted EBITDA in the previous fiscal year) as established annually by the Compensation Committee. Mr. Carimi did not receive an annual bonus in 2025.

The Company also agreed in the Carimi Offer Letter to grant to Mr. Carimi non-qualified stock options to purchase 333,333 shares of common stock of the Company pursuant to the 2022 Plan, to vest annually in equal installments over a two-year period from the date of grant. Mr. Carimi left his role in June 2025 but continues to act as a consultant to the Company and his options are therefore still valid as long as he serves in this capacity.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about outstanding equity awards held by each of our Named Executive Officers as of December 31, 2025.

		Option Awards
		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott Harvey (1)	2/4/2025	-	4,000,000	$0.31	2/4/2035
Paul Norman (2)	-	-	-	-	-
Jerry Goldner(3)	10/24/2023	400,000	800,000	$0.21	10/24/2033
Brian Meadows(4)(5)	1/2/2025		1,250,000	$0.167	1/2/2035
	8/25/2025		750,000	$0.276	8/25/2035
Gabe Carimi(6)	6/13/2025	-	333,333	$0.18	6/13/2035
Darcey Maken(7)	12/8/2025	-	1,200,000	$0.18	12/8/2035

(1)	Mr. Harvey’s was granted 4,000,000 stock options granted in February 2025 with vesting over 4 years.

(2)	Mr. Norman served as Interim Chief Executive Officer from October 25, 2024 to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024, to February 5, 2025. He did not receive any compensation for this role. Mr. Norman’s stock compensation is presented under the Board of Directors Compensation information.

(3)	Mr. Goldner was granted the following stock options which had the following vest as follows (in each case, subject to Mr. Goldner’s continued service with the Company):

●	Stock options granted in October of 2023 vest over a period of 36 months, with 33% vesting after one year

(4)	Mr. Meadows was granted 1,250,000 stock options in January 2025 with vesting over 4 years.

(5)	Mr. Meadows was granted 750,000 stock options in August 2025 with vesting over 3 years.

(6)	Mr. Carimi was granted 750,000 stock options in August 2025 with vesting over 3 years.

(7)	Ms. Maken was granted 1,200,000 stock options in December 2025 with vesting over 4 years.

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

Director Compensation

The following table sets forth information with respect to compensation paid by us to our non-employee directors during the last completed fiscal year ended December 31, 2025:

	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Paul Norman(3)	-	83,721	-	-	-	-	83,721
Clive Sirkin	-	83,721	-	-	-	-	83,721
Ronald Dissinger(4)	-	83,721	-	-	-	-	83,721
Gregg Reichman	-	83,721	-	-	-	-	83,721
Mark Murray	-	68,023	-	-	-	-	68,023

(1)	The amounts in this column represent the aggregate grant date fair values for stock awards, computed in accordance with ASC Topic 718 for awards granted during the current year. For a discussion of valuation assumptions, see Note 7 to our financial statements included in our 2024 Annual Report.

(2)	The amounts in this column represent the aggregate grant date fair values for stock option awards, computed in accordance with ASC Topic 718 for awards granted during the current year. For a discussion of valuation assumptions, see Note 7 to our financial statements included in our 2024 Annual Report.

(3)	Mr. Norman served as Interim Chief Executive Officer from October 25, 2024, to February 5, 2025 and Interim Chief Financial Officer from November 12, 2024 to February 5, 2025, but did not receive any additional compensation for serving in such capacity. Mr. Norman’s compensation for service on the Board is reported in the summary compensation table above

(4)	Mr. Dissinger served as Interim Chief Financial Officer of the Company from November 4, 2024, to November 12, 2024, but did not receive any additional compensation for serving in such capacity.

In February 2023, the Board adopted a non-employee director compensation plan that consisted of a combination of cash and stock options. On July 16, 2025, Messrs. Norman, Sirkin, Dissinger and Reichman were granted 460,003 RSUs as compensation for service on the Board as well as service as chair of either the Board or a Board committee in 2024, while Mr. Murray was granted 373,753 RSUs for service on the Board in 2025. Such RSUs vested according to the following vesting schedule: 50% on July 16, 2025, 25% on September 30, 2025, and the remaining 25% on December 31, 2025.

We also maintain liability insurance for all of our directors and executive officers.

Clawback Policy

In order to align further management’s interests with the interests of our shareholders and to support good corporate governance practices, the Board has adopted a erroneously awarded compensation recovery policy, also known as a “clawback” policy. Subject to rules of the SEC and OTCQB, in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws, the Compensation Committee has the authority to determine the appropriate means of recovering from any of our current or former executive officers, as determined in accordance with such rules, who received performance-based compensation (including stock options awarded as compensation) during the period for which we are required to prepare an accounting restatement, based on the erroneous data, in excess of what would have been paid to the executive officer under the accounting restatement. The Compensation Committee may also take any other actions authorized by our Clawback Policy. A copy of our incentive compensation recovery policy is filed as Exhibit 97 to this amendment to Annual Report on Form 10-K/A.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option in December 2025. The Company does not grant stock options or similar awards to Section 16 Insiders, most SVPs, and other Vice Presidents and above who directly report to the Chief Executive Officer in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant. The Company typically grants annual retention stock options to all of its employees during the February Compensation Committee meeting. The Company also grants stock options to new hires soon after the employee start date.

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

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of this Amendment No. 1, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 115,865,227 shares of common stock outstanding as of Amendment No. 1.

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

	Beneficial Ownership of Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	Securities Currently Exercisable or Within 60 Days		Total Beneficial Ownership		Percent of Total
5% Owners
SOL Verano Blocker 1 LLC	12,883,205	-		12,883,205		10.9%
Executive Officers and Directors
Scott Harvey, Chief Executive Officer	-	-		-		-
Brian Meadows, Chief Financial Officer	-	-		-		-
Mark Murray, Director	2,500,000	600,000	(3)	3,100,000		2.6%
Jerry Goldner Chief Growth Officer	-	800,000		800,000		*
Darcey Maken, Chief Operating Officer	-	-		-		*
Clive Sirkin, Director	3,041,607	922,372	(4)	3,963,979		3.4%
Paul Norman, Director	2,946,548	1,102,372	(5)	4,048,920	(6)	3.4%
Gregg Reichman, Director	1,876,668	299,667	(7)	2,176,335		1.8%
Ronald Dissinger, Director	1,041,397	-		1,041,397		*
All current directors and executive officers as a group (9) persons)(10)	11,406,220	3,724,411		15,130,631		12.8%

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, the end of the most recently completed fiscal year, about shares of common stock that may be issued pursuant to currently outstanding stock options granted under Jones Soda Co. 2011 Incentive Plan, as well as shares of common stock issuable pursuant to awards granted under the Jones Soda Co. 2022 Plan.

Plan Category	(a) No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options, RSUs	(b) Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities (a))
Equity Compensation Plans Approved by Shareholders	15,926,682	$0.25	2,056,158
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
TOTAL	15,926,682	$0.25	2,056,158

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

We are not a party to any transactions and no transactions are currently proposed, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not a party to any related party transactions, and no transactions are currently proposed in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest .

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

The related person involved in the related person transaction may participate in the approval/ratification process only to provide additional information as needed for the Audit Committee’s review. If any related person’s transaction is not approved or ratified by the Audit Committee, the Audit Committee may take such action in respect of the transaction as it may deem necessary or desirable in the best interests of the Company and its shareholders. If any related person transaction is ongoing or is part of a series of transactions, the Audit Committee may establish guidelines as necessary to appropriately review the ongoing related person transaction. After initial approval/ratification of the transaction, the Audit Committee will review the related person transaction on a regular basis (at least annually).

The Audit Committee is authorized to administer our related person transactions policy, and may amend, modify and interpret the policy as it deems necessary or desirable. Any material amendments or modifications to the policy will be reported to the full Board at its next regularly scheduled meeting. In addition, the Audit Committee will conduct a regular review and assessment of the policy.

Director Independence

Our Board of Directors has determined that four of our directors, Messrs. Reichman, Norman, Dissinger, and Sirkin, are “independent directors” within the meaning of the listing standards of Nasdaq. In making its independent determinations, our Board of Directors considered all relationships between any of the directors and our Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accountant Fees and Services

The following table sets forth the aggregate fees billed by our current independent accountants, Davidson & Co., for professional services rendered in the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees (1)	$265,703	$—
Audit-Related Fees (2)	—	—
Tax fees (3)	—	—
All Other Fees (4)	—	—

The following table sets forth the aggregate fees billed by our former independent accountants, Berkowitz Pollack Brant, for professional services rendered in the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees (1)	$59,535	$215,000
Audit-Related Fees (2)	95,000	80,000
Tax fees (3)	—	—
All Other Fees (4)	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, including without limitation, our Registration Statements on Form S-1.
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” generally represents fees for products and services provided to the Company that are not otherwise reported in the table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report on Form 10-K/Amendment No.1 is as follows:

1)	Financial Statements: Incorporated by reference to the consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of the 2024 Annual Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the exhibit index.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/Amendment No. 1 or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant’s Securities (Previously filed with and incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026 File No. 000-28820).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).
4.4	Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).
4.5	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
4.6	Form of Non-Transferable Warrant to Purchase Common Shares of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
10.1*	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3*	Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.4*	Employment Agreement dated February 12, 2025, between the Company and Brian Meadows (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.5	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.6	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.7	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.8	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.9*	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Previously filed with and incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.10	Loan Agreement between Jones Soda Co. (USA) Inc. and Two Shores Capital Corp. dated February 6, 2025 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on May 15, 2025; File No. 000-28820).
10.11

Amendment to Loan Agreement between Jones Soda Co. and Two Shores Capital Corp. dated December 1, 2025 (Previously filed with and incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).

10.12

Revolving Credit Note between Jones Soda Co. and Two Shores Capital Corp. dated February 19, 2025 (Previously filed with and incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).

10.13

Amendment to Revolving Credit Note between Jones Soda Co. and Two Shores Capital Corp. dated December 1, 2025 (Previously filed with and incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).

10.14#	Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co,, Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.15	Amendment to Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co., Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.16+	Trademark License Agreement dated June 19, 2025, by and between the Company and Mary Jones Holdings, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.17	Consent, Release and Termination dated June 19, 2025, by and between the Company and Two Shores Capital Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.18*	Employment Offer Letter by the Company to Gabe Carimi dated February 27, 2024 (Previously filed with, and incorporated herein by reference to Exhibit 10.10 to our Amendment No. 1 to our Annual Report on Form 10-K, filed on May 1, 2025, File No. 000-28820).
10.19*	Separation Agreement and General Release dated June 13, 2025, by and between the Company and Gabe Carimi (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.20*	Employment Agreement dated December 8, 2025, between Jones Soda Co. and Darcey McKen (Previously filed with and incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 12, 2025; File No. 000-28820).

19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (Previously filed with and incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
23.1	Consent of Davidson & Company LLP (Previously filed with and incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
31.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
31.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
31.3	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
32.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed with and incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2026; File No. 000-28820).
97*	Clawback Policy (filed herewith).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2026	JONES SODA CO.

	By:	/s/ Brian Meadows
Chief Financial Officer

-18-