Form 10-Q
period 2026-03-31
JONES SODA CO.
filed 2026-05-14
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 14, 2026, there were 118,780,917 shares of the registrant’s common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$4,439	$3,599
Accounts receivable, net of allowance of $46 and $50, respectively	5,258	3,603
Note receivable	-	1,400
Current licensing fees receivable	150	150
Inventories, net	4,153	2,657
Prefunded insurance premiums from financing	144	214
Prepaid expenses and other current assets	568	1,224
Deferred financing costs	415	415
Total current assets	15,127	13,262
Long-term licensing fees receivable	1,696	1,647
Fixed assets, net of accumulated depreciation of $658 and $583, respectively	269	321
Total assets	$17,092	$15,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,146	$6,378
Accrued expenses	4,269	3,960
Revolving credit facility and loans	3,721	3,022
Insurance premium financing	144	214
Promissory notes	-	190
Total current liabilities	15,280	13,764
Total liabilities	15,280	13,764
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000. Issued and outstanding shares — 118,780,917 shares and 118,227,478 shares, respectively	96,155	95,895
Accumulated other comprehensive income	270	299
Accumulated deficit	(94,613)	(94,728)
Total shareholders’ equity	1,812	1,466
Total liabilities and shareholders’ equity	$17,092	$15,230

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months ended March 31,
	2026	2025
Net Revenue	$12,432	$4,230
Cost of goods sold	(8,534)	(2,835)
Gross profit	3,898	1,395
Operating expenses:
Selling and marketing	2,036	1,113
General and administrative	1,509	1,203
Total operating expenses	(3,545)	(2,316)
Income (loss) from operations	353	(921)
Other income (expenses):
Interest income	14	1
Interest expense	(240)	(78)
Other income (expense), net	(10)	(94)
Total other income (expense)	(236)	(171)
Income (loss) before income taxes	117	(1,092)
Income tax provision	(2)	-
Income (loss) from continuing operations	115	(1,092)
Income from discontinued operations	-	240
Net income (loss)	$115	$(852)

Earning (loss) per share – basic
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	$-	$0.00
Total	$0.00	$(0.01)
Weighted average common shares outstanding	118,614,885	115,865,227

Earning (loss) per share – Diluted
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	$-	$0.00
Total	$0.00	$(0.01)
Weighted average common shares outstanding	121,386,039	115,865,227

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$115	$(852)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29)	1
Total comprehensive income (loss)	$86	$(851)

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2025	118,227,478	$95,895	$299	$(94,728)	$1,466
Shares issued for restricted share units	553,439	-	-	-	-
Fair value of warrants issued	-	124	-	-	124
Stock-based compensation	-	136	-	-	136
Net income	-	-	-	115	115
Other comprehensive loss	-	-	(29)	-	(29)
Balance as of March 31, 2026	118,780,917	$96,155	$270	$(94,613)	$1,812

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Stock-based compensation	-	91	-	-	91
Net loss	-	-	-	(852)	(852)
Other comprehensive income	-	-	1	-	1
Balance as of March 31, 2025	115,867,659	$94,974	$223	$(93,801)	$1,396

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$115	$(852)
Less: Income from discontinued operations	-	(240)
Net income (loss) from continuing operations	115	(1,092)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Finance income	(10)	-
Interest expense	240	-
Licensing fees	(39)	-
Depreciation	75	13
Stock-based compensation	136	91
Change in allowance for credit losses	2	(46)
Write-off of obsolete inventory	-	(25)
Changes in operating assets and liabilities:
Accounts receivable	(1,291)	(1,355)
Inventories	(1,504)	(354)
Prefunded insurance premiums from financing	63	70
Prepaid expenses and other current assets	276	(320)
Accounts payable	769	1,771
Accrued expenses	320	(627)
Net cash used in continuing operations	(848)	(1,874)

INVESTING ACTIVITIES:
Proceeds from sale of note receivable	1,400	-
Purchase of property, plant and equipment	(23)	-
Net cash provided by (used in) investing activities	1,377	-

FINANCING ACTIVITIES:
Net cash from revolving credit facility	583	986
Repayment of promissory notes	(190)	-
Repayments on insurance financing	(63)	(70)
Net cash provided by financing activities	330	916

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	159
Net cash provided by discontinued operations	-	159

Net change in cash	859	(799)
Effect of exchange rate changes on cash	(19)	1

Cash from continuing operations, beginning of period	3,599	1,275
Cash from discontinued operations, beginning of period	-	258
Less: Cash from discontinued operations, end of period	-	(8)
Cash, end of period	$4,439	$727

Supplemental disclosure:
Fair value of warrants issued	$124	$-
Cash paid during the period for:		-
Interest	$112	$66
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Jones Soda Co. develop, produce, market and distribute premium beverages that we sell and distribute primarily in the United States and Canada through our network of independent distributors and directly to our national and regional retail accounts. We also sell products in select international markets. Our products are sold in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture our products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Pinestar Gold Inc., and Mary Jones Holdco 2, Inc. (collectively, the “Subsidiaries”).

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending  March 31, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

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

The operating results for interim periods are not necessarily indicative of expected results for the full fiscal year. These financial statements should be reviewed in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation.

Liquidity

As of March 31, 2026, and December 31, 2025, the Company had cash of approximately $4.4 million and $3.6 million, respectively, and working capital deficiency of approximately $0.2 million and $0.5 million, respectively. The Company reported a net income from continuing operations of approximately $0.1 million for the three months ended March 31, 2026, compared to a net loss from continuing operations of approximately $1.1 million for the three months ended March 31, 2025. As of March 31, 2026, the Company’s accumulated deficit decreased to approximately $94.6 million, compared to approximately $94.7 million as of December 31, 2025.

For the three months ended March 31, 2026, net cash used in continuing operating activities was approximately $0.8 million, a decrease of about $1.0 million compared with $1.9 million used for the same period in 2025. Cash flow from continuing operations prior to the impact of non cash working capital improved by $1.6 million comparing the first quarter of 2026 to the prior period. First quarter 2026 non-cash working capital increased by $0.6 million driven by investment in inventories ($1.0 million increase) to support the increase in sales compared to the prior period which was partially offset by an increase in short term payables and accrued expenses ($0.4 million increase).

For the three months ended March 31, 2026, investing activities provided net cash of approximately $1.4 million, compared to $nil in 2025. The increase was primarily due to $1.4 million proceeds from sale of the note receivable.

For the three months ended March 31, 2026, net cash provided by financing activities totaled approximately $0.3 million. This amount primarily reflects net proceeds of $0.6 million from the credit facility, partially offset by a payment of approximately $0.3 million on an outstanding promissory note and $0.1 million repayments under the Company’s insurance financing agreement.

Historically, we have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have significantly reduced these losses from operations in 2025 and the first quarter of 2026, the Company achieved a positive net income of $0.1 million. The Company continues to focus on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, the Company announced a $2.5 million brokered private placement on April 30th, 2026, and has a $10 million credit facility with Two Shores Capital Corp (the “Credit Facility”). All advances drawn under the Credit Facility will bear interest at a rate of 13.75% per annum and all present and future obligations arising under the Credit Facility are secured by a first priority security interest in all of the assets of the Company and the Company’s United States Subsidiaries.

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

Revenue recognition

The Company’s contracts have a single performance obligation which is satisfied at the point in time when the customer has title and the significant risks and rewards of ownership of the product. Title and the significant risk and rewards of ownership are deemed to transfer when products are loaded onto a truck for shipment or Free on Board (“FOB”) shipping point. The Company primarily receives fixed consideration for sales of product, subject to adjustment as described below. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue, and totaled approximately $0.09 million and $0.02 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Sales tax and other similar taxes are excluded from revenue.

For further details on the Company’s revenue recognition policy, refer to Note 1 of the most recently filed Form 10-K, filed on March 31, 2026.

Revenue is recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances. Discounts, slotting fees and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for product sales to customers. These estimates are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer participation and performance levels. Differences between estimated expense and actual costs are normally insignificant and are recognized in earnings in the period such differences are determined. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The liability for promotional allowances is included in accrued expenses on the consolidated balance sheets. Amounts paid for slotting fees are recorded as prepaid expenses on the consolidated balance sheets and amortized over the corresponding term. For the three months ended March 31, 2026 and 2025, our revenue was reduced by $1.3 million and $0.7 million, respectively, for slotting fees and promotional allowances.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations. As of March 31, 2026, and December 31, 2025, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers.  The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of March 31, 2026, and December 31, 2025, allowances for credit losses were approximately $0.05 million and $0.05 million, respectively, and were netted against accounts receivable. No impairment losses were recognized for the three months ended March 31, 2026 and 2025. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of March 31, 2026, one of the Company’s independent customers accounted for approximately 40% of outstanding accounts receivable. As of December 31, 2025, a single customer represented approximately 44% of the Company’s accounts receivable balance.

Net earnings (loss) per share

Basic net earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is computed by adjusting the weighted average number of common shares to reflect the potential net exercise or conversion of all dilutive securities.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01. The guidance requires public business entities to disclose additional disaggregated information about certain income statement expense captions in the notes to the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the scope of Topic 270, standardize the form and content requirements for interim financial statements, and consolidate interim disclosure requirements within Topic 270. The ASU also introduces a disclosure principle requiring entities to describe events occurring after the end of the most recent annual period that have a material effect on the interim financial statements. The amendments do not change the fundamental nature of interim reporting and are not expected to result in significant additional disclosures. ASU 2025-11 is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with a one-year deferral for entities that are not public business entities. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement presentation and disclosures, but does not expect the adoption to have a material effect on its consolidated financial statements.

2.	Discontinued Operations

On June 19, 2025 (the “Date of Disposition”), the Company completed the sale of all issued and outstanding equity interests in its cannabis beverage subsidiaries (the “Cannabis Subsidiaries”) to MJ Reg pursuant to a share purchase agreement (“SPA”). As part of the transaction, the Company discontinued its Cannabis-Derived (THC) Beverage operations. The disposal group met the criteria for discontinued operations under ASC 205-20.

Under the SPA, MJ Reg purchased the Cannabis Subsidiaries for (i) a $3.0 million promissory note and (ii) inventory valued at approximately $0.06 million. The promissory note is payable in scheduled installments through June 19, 2028, bears interest at the lower of 3% per annum or the minimum rate permitted by law, and provides for a 10% default rate. Interest is waived if MJ Reg fully satisfies all obligations under the note.

In connection with the SPA, the Company entered into a trademark license agreement with MJ Holdings granting exclusive rights to use certain licensed intellectual property in connection with THC-based consumable products. The Company retains exclusive rights to Hemp-based products. Under the agreement, the Company is entitled to receive a fixed annual licensing fee of $0.15 million on the first anniversary of the License Effective Date and $0.255 million on each subsequent anniversary.

At the Date of Disposition, the Company measured the consideration at fair value using a weighted average cost of capital of 11.6%, resulting in the following valuations:

●	Promissory Note — $2.59 million
●	License Agreement — $1.70 million

Transaction costs incurred totaled $0.05 million. The Company recognized a gain on disposal of $3.9 million in 2025.

The Cannabis Subsidiaries’ operating results for the periods presented are classified as discontinued operations. No activity occurred during the three months ended March 31, 2026, other than the ongoing assessment of collectability of the promissory note and licensing receivable. The Company continues to evaluate the carrying value of the related receivables each reporting period.

A summary of results from discontinued operations for the three months ended March 31, 2025 is presented below:

Net Revenue	$378
Cost of goods sold	(56)
Gross profit	322
Operating expenses:
Selling and marketing	76
General and administrative	6
Total operating expenses	(82)
Net income from discontinued operations	$240

3.	Note receivable

On June 19, 2025, the Company issued a promissory note with an aggregate principal amount of $3.0 million in connection with the disposition of the cannabis beverage subsidiaries to MJ Reg Disrupters LLC (“MJ Reg”). The note is payable in five installments as follows:

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

The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price per share	$0.385
●	Risk free interest rate	3.828%
●	Expected volatility	91%
●	Expected life (in years)	3
●	Expected dividend	nil

The fair value of $0.1 million was recognized in finance costs for the three months ended March 31, 2026.

4.	Licensing fees receivable

In connection with the disposition of the cannabis beverage subsidiaries during the year ended December 31, 2025, the Company entered into the License Agreement (the “License Agreement”) with Mary Jones Holdings Inc. (“MJ Holdings”) pursuant to which the Company granted MJ Holdings an exclusive, freely-usable and non-transferable, fully sublicensable license to use the Licensed IP (as defined in the License Agreement) during the term of such agreement in connection with the manufacture, sale, distribution, advertising, and promotion of all current and future products (the “Licensed Products”) each consisting of a mutually agreed upon composition, formula, recipe, flavor necessary for the Licensed Products and labeling, container size, and packaging, as applicable, to be made available by MJ Holdings for sale on-site at MJ Holdings’ places of business and/or by means of other distributors of MJ Holdings globally, including in any country or jurisdiction where the sale, marketing, and distribution of the Licensed Products is lawful. Pursuant to the License Agreement, MJ Holdings shall retain the exclusive right to any consumable product containing an emulsion derived from the cannabis plant with a THC concentration greater than 0.3% by dry weight and any Licensed IP in connection therewith. Furthermore, MJ Holdings shall own all Licensee Modified Formulas (as defined in the License Agreement) and such Licensee Modified Formulas may be incorporated and/or otherwise used in connection with a Licensed Product during the term of such agreement and at any time thereafter; provided, however, the Company shall be entitled to license the Licensee Modified Formulas on mutually agreeable terms and conditions. Notwithstanding the foregoing, the Company agreed to maintain exclusive rights to products containing Hemp (as defined in the Securities Purchase Agreement between the Company, MJ Holdings, Mary Jones Beverage (Canada) Inc. and MJ Reg ). Pursuant to the License Agreement, MJ Holdings agreed to pay the Company $0.15 million on the one-year anniversary of the License Effective Date (as defined in the License Agreement) and $0.255 million on each subsequent anniversary of the License Effective Date (the “Licensing Fee”). The Licensing Fee shall be fixed and non-adjustable during the term of this License.

In accordance with ASC 820, the Company utilized its weighted average cost of capital of 11.6% to discount the expected future cash flows associated with the Licensing Fee and determined the initial fair value of the License Agreement to be $1.70 million. The resulting discount is being amortized over the term of the License Agreement using the effective interest method.

For the three months ended March 31, 2026, the Company recognized $0.04 million in licensing revenue and $0.01 million in finance income related to the amortization of the discount.

As of March 31, 2026 and December 31, 2025, the carrying value of the License Agreement receivable was $1.8 million, of which $0.15 million was classified as current.

5.	Inventory

Inventory consisted of the following:

	March 31, 2026 (in thousands)	December 31, 2025 (in thousands)
Finished goods	$3,924	$1,923
Raw materials	229	734
	$4,153	$2,657

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended March 31, 2026 and 2025, the Company recorded obsolete inventory expenses of approximately $nil and $0.03 million, respectively.

6.	Fixed Assets, net

	March 31, 2026 (in thousands)	December 31, 2025 (in thousands)
Equipment	642	642
Office and computer equipment	285	262
	927	904
Accumulated depreciation	(658)	(583)
	$269	$321

7.	Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (in thousands)	December 31, 2025 (in thousands)
Employee benefits	$546	$387
Goods and services tax	35	29
Sales and marketing	2,447	2,262
Other accruals	1,241	1,282
	$4,269	$3,960

8.	Revolving Credit Facility

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

On February 5, 2025, the Company, through one of its Subsidiaries, entered into a Loan Agreement with Two Shores (the “2Shores Loan Agreement”), pursuant to which the Subsidiary may borrow up to an aggregate maximum amount of $5.0 million which was amended to $10.0 million on December 1, 2025, subject to the satisfaction of certain conditions. Advances under the 2Shores Loan Agreement bear interest at a rate of 13.75% per annum. All present and future obligations of the Subsidiary under the 2Shores Loan Agreement are secured by a first-priority security interest in all assets of the Company, the Subsidiary, and the Company’s other U.S. subsidiaries. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

During the year ended December 31, 2025, in connection with the 2Shores Loan Agreement, the Company issued total 1,000,000 warrants to Two Shores, exercisable at a price of $0.45 per share for a period of three years from the date of issuance. The Company estimated the fair value of the warrants at $65,215 on the issuance date. This amount was recognized as finance costs in the consolidated statements of operations. The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price per share	$0.20
●	Risk free interest rate	3.91%
●	Expected volatility	79%
●	Expected life (in years)	3
●	Expected dividend	nil

As of March 31, 2026, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $3.7 million (December 31, 2025 – $3.02 million).

9.	Promissory Notes

On May 2, 2025, the Company entered into a Promissory Note (the “Note”) with the Chairman of the Board of the Company (the “Lender”) for a principal amount of $0.45 million. The Note carried a fixed interest rate of 12% per annum and was payable monthly in arrears. The principal, together with accrued interest, was due and payable in full by October 10, 2025.

In addition to the principal and interest payments, the Company was required to pay a loan origination fee of $22,000, which was due on the date of maturity. The Note permitted the Company to make prepayments without penalty, provided there is no default in payment obligations.

During the year ended December 31, 2025, the Company recognized interest expense of $0.02 million and repaid $0.30 million on the Note.

During the three months ended March 31, 2026, the Company fully settled the outstanding principal balance and the related origination fee of $0.20 million on the Note. As a result, the Note had no outstanding balance as of March 31, 2026 (December 31, 2025 – $0.2 million).

10.	Insurance Premium Financing

During the year ended December 31, 2025, the Company entered into various one-year financing agreements to fund a portion of its insurance premiums totaling $0.2 million, payable through monthly installments. The applicable interest rates ranged from 6.49% to 8.99%, and the agreements did not contain any financial or non-financial covenants.

As of March 31, 2026, the outstanding balance related to insurance premium financing was $0.14 million (December 31, 2025 – $0.2 million).

11.	Membership Agreement Obligation

On September 1, 2022, the Company entered into a membership and licensing agreement with Saltbox Inc. that provides the Company with access to a shared office and warehouse facility located in Seattle, Washington. On February 28, 2025, the Company provided notice of its intent to terminate the month-to-month arrangement after identifying lower-cost facilities.

12.	Shareholders’ Equity

Omnibus Equity Incentive Plan

On March 15, 2022, our Board adopted the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which became effective upon approval by our shareholders on May 16, 2022. Under the 2022 Plan, the sum of (i) 10,000,000 shares of the Company’s common stock, plus (ii) the number of shares of common stock reserved, but unissued under the Company’s then currently outstanding equity incentive plan (the “2011 Plan”), plus (iii) the number of shares of common stock underlying forfeited awards under the 2011 Plan were initially available for issuance of awards under the 2022 Plan. Additionally, the number of shares of the Company’s common stock available reserved under the 2022 Plan is subject to an annual increase on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) 4% of the shares of the Company’s common stock outstanding (which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares, including without limitation, preferred stock, warrants and employee options to purchase any shares) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our Board of Directors (the “Board”). The Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock-based awards to participants to acquire shares of Company common stock under the 2022 Plan. The 2022 Plan is administered by the plan administrator (as defined in the 2022 Plan).

Under the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of March 31, 2026, 1,056,158 shares remained available for future awards under the 2022 Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	15,373,243	0.25	8,647,984	0.26
Granted	1,000,000	0.28	5,250,000	0.28
Cancelled	(39,875)	0.29	-	-
Forfeited / Expired	(470,729)	0.20	(2,269,740)	0.24
Closing	15,862,639	0.25	11,628,244	0.27
Exercisable	7,123,368	0.27	4,513,879	0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of March 31, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)
$0.165 to $0.25	7,765,817	8.25	0.19	2,985,920	6.82	0.20
$0.251 to $0.40	7,486,290	8.32	0.29	3,527,958	7.41	0.28
$0.401 to $0.55	421,458	4.99	0.49	420,416	4.99	0.49
$0.551 to $0.70	189,074	5.44	0.62	189,074	5.44	0.62
	15,862,639	8.16	0.25	7,123,368	6.97	0.27

(b)	Restricted stock awards:

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

Previously, from January 1, 2020, through February 15, 2022, non-employee directors received annual non-qualified stock option grants, which vested on the first anniversary of the grant date, subject to continued service. Grants were determined by dividing $0.025 million by the closing share price on the grant date. New directors joining the Board before February 15, 2022, received prorated stock option awards under similar terms. Stock option and RSU awards were governed by the 2011 Plan (prior to the 2022 Plan) and respective grant agreements.

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

During the three months ended March 31, 2026 and 2025, no RSUs were issued, vested, or canceled.

As of March 31, 2026, and December 31, 2025, the Company had no RSUs outstanding.

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

As of March 31, 2026, the Company had unrecognized compensation expense related to stock options of $1.6 million, respectively, and related to RSUs of $nil, respectively. These amounts are expected to be recognized over the remaining vesting periods.

The following table summarizes the stock-based compensation expense (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Stock options	$136	$91
Restricted stock	-	-
	$136	$91
Consolidated Statements of Operations account:
Selling and marketing	$31	$12
General and administrative	105	79
	$136	$91

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	March 31, 2026	March 31, 2025
Expected dividend yield	-	-
Expected stock price volatility	82.5%	75.0%
Risk-free interest rate	4.34%	4.47%
Expected term (in years)	10.0	10.0
Weighted-average grant date fair-value per share	$0.24	$0.22

As of March 31, 2026, the aggregate intrinsic value of outstanding stock options was approximately $0.1 million, while the intrinsic value of exercisable options was approximately $0.4 million. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

A summary of our warrants activity is as follows:

	Outstanding Options
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	6,945,400	0.49	5,945,000	0.50
Granted	550,000	0.40	-	-
Closing	7,495,400	0.49	5,945,000	0.50

As discussed in Note 3, on January 16, 2026, in connection with the Assignment and Assumption of Debt Agreement, the Company issued to Two Shores 550,000 common stock warrants, each exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expiring on January 16, 2029.

The following table presents a summary of the Company’s outstanding warrants as of March 31, 2026:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	0.32	$0.50	3,767,500
July 31, 2026	800,000	0.33	$0.50	800,000
August 21, 2026	1,377,900	0.39	$0.50	1,377,900
May 30, 2028	750,000	2.17	$0.45	750,000
August 5, 2028	250,000	2.35	$0.45	250,000
January 16, 2029	550,000	2.80	$0.40	550,000
	7,495,400			7,495,400

13.	Segment Information

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

The Chief Operating Decision Maker of the Company, who is also the Chief Executive Officer , is responsible for evaluating the performance of the Company’s operations. The evaluation focuses primarily on key financial metrics such as net operating revenues and operating income (loss). Based on this consolidated approach to assessing performance and allocating resources, the Company does not present additional segment information in its financial disclosures.

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months ended March 31, 2026 and 2025:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Segment Results – Net sales
United States	$9,551	$3,642
Canada	2,881	588
Total	$12,432	$4,230

Net sales generated in the United States accounted for 77% and 86% of total revenue during the three months ended March 31, 2026 and 2025, respectively.

Income (loss) from Operations by Geographic Location: The breakdown of the Company’s income (loss) from operations by geographic location is as follows:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Segment Results – Income (loss) from continuing operations
United States	$(92)	$(1,371)
Canada	207	279
Total	$115	$(1,092)

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

14.	Commitments and Contingencies

Commitments

As of March 31, 2026, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $5.6 million.

Legal proceedings

The California Department of Public Health (“CDPH”) issued a cease-and-desist letter to the Company regarding the sale and distribution of Mary Jones hemp infused sodas in California through Jones Soda’s wholly owned subsidiary Mary Jones Michigan, LLC. The state alleged that the Company’s products violated California law by failing to properly label the products and that the products contained hemp-derived THC isolate, which we maintain they did not. The Company disputed the CDPH position, however, it voluntarily agreed to cease distribution of its hemp infused soda in California. While CDPH requested additional information from the Company regarding the status of the recall for distributed products, the action appeared to be resolved by September 2024. In April 2025, shortly before the statute of limitations expired for any further action by CDPH relating to Mary Jones sodas, CDPH filed a complaint, and on June 27, 2025, the CDPH filed an amended complaint, in Los Angeles Superior Court naming Jones Soda and other businesses who were involved in the sale of infused soda in California in the spring of 2024. On December 17, 2025, the California Department of Public Health filed a “Notice of Entry of Dismissal and Proof of Service”.

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

15.	Subsequent Events

The Company announced a $2.5 million brokered private placement on April 30, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

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

Overview

We develop, produce, market and distribute premium beverages that we sell and distribute primarily in North America through our network of independent distributors and directly to our national and regional retail accounts. We also sell premium soda beverage products in select international markets. Our premium soda beverage products are sold primarily in grocery stores, convenience and gas stores, on fountain in restaurants, “up and down the street” in independent accounts such as delicatessens, sandwich shops and burger restaurants, as well as through our national accounts with several large retailers. We refer to our network of independent distributors as our direct store delivery (“DSD”) channel, and we refer to our national and regional accounts who receive shipments directly from us as our direct to retail (“DTR”) channel. We do not directly manufacture any of our premium soda beverage products but instead outsource the manufacturing process to third-party contract manufacturers. We also sell various premium beverage soda products online, including soda with customized labels, wearables, candy and other items, and we license our trademarks for use on products sold by other manufacturers.

Our company is a Washington corporation formed in 2000 as a successor to Urban Juice and Soda Company Ltd., a Canadian company formed in 1986. Our principal place of business is located at 1522 Western Ave, STE 24150, Seattle, WA 98101. Our telephone number is (206) 624-3357.

Products

Our strategy is to evolve from a craft soda company (Jones Soda) to a diverse beverage company covering additional growing market segments including modern soda (Pop Jones) and the alternative adult beverages (Mary Jones & Spiked Jones). Our product line-up currently consists of the following:

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

Mary Jones and Spike Jones (Alternative Adult Beverages market segment)

Hemp-derived Delta-9 THC Products

Jones started offering its hemp-derived Delta-9 THC (“HD9”) products in 2024 through the Mary Jones brand, including with a line of four flavors of Mary Jones hemp-derived sodas. Since that time, Mary Jones has expanded its portfolio to include three flavors of 10mg Mary Jones shooters, four flavors of Mary Jones gummies, and a line of Mary Jones zero sugar sodas. We further believe Mary Jones is uniquely positioned to lead in this emerging category. Backed by over two decades of brand equity from Jones Soda, we believe we offer an instantly recognizable name, a loyal consumer base, and a proven reputation for flavor innovation and quality. Although we believe there is currently a growing market for these products as consumers continue to migrate away from traditional beer and wine products, on November 12, 2025, the federal spending legislation passed to reopen the U.S. federal government contained a provision, which when implemented, would materially alter the federal treatment of hemp-derived products by prohibiting the unregulated sale of intoxicating hemp-based or hemp-derived products (including HD9 products), while also capping legal hemp products at 0.4 milligrams of total THC (and similar-effect cannabinoids) per product. The Company believes that when implemented, this legislation would likely require the Company to significantly reformulate or discontinue the Company’s current hemp-derived HD9 product lines.

Alcoholic Beverages

We launched in the third quarter of 2025 our line of hard craft sodas “spiked” with alcohol under the brand name “Spiked Jones”. We believe that the trust that our loyal customers place on our brand allows us to enter the alcohol market with a built-in advantage, one that we believe most new and existing competitors cannot replicate.

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

Our Focus: Sales Growth

Our focus is sales growth through execution of the following key initiatives:

●	Expand the Jones Soda glass bottle business in existing and new sales channels;

●	Expand our business in the modern soda category through our Pop Jones and Fiesta Jones brands; and

●	Expand our fountain program in the United States and Canada.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

Three months ended March 31, 2026 and 2025

	2026	2025
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$12,432	$4,230	193.9%
Cost of Goods Sold	(8,534)	(2,835)	201.0%
Gross Profit	3,898	1,395	179.4%
% of Revenue	31.3%	32.9%

Quarter Ended March 31, 2026 Compared to Quarter Ended March 31, 2025

Revenue

For the quarter ended March 31, 2026, revenue increased by approximately $8.2 million, or 193.9%, to approximately $12.4 million compared to approximately $4.2 million for the quarter ended March 31, 2025. The increase in sales revenue was primarily the result of Fallout branded products sold through our club channel. HD9 Sales declined from $0.9M to $0.2M in the quarter ended March 31, 2026.

For the quarter ended March 31, 2026, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.4 million, an increase of approximately $0.6 million, or 97%, compared to approximately $0.7 million for the quarter ended March 31, 2025, primarily driven trade spend associated with our Fallout branded products sold through our club channel. While total trade spend increased, as a percentage of gross revenue it declined from 13.5% to 9.5% in the first quarter of 2026 compared to the same quarter of 2025.

Gross Profit

For the quarter ended March 31, 2026, gross profit increased by approximately $2.5 million, or 179.4%, to approximately $3.9 million compared to approximately $1.4 million for the quarter ended March 31, 2025 as a result of higher sales revenue in the current quarter. For the quarter ended March 31, 2026, gross margin decreased slightly to 31.3% from 32.9% in the quarter ended March 31, 2025. This 1.6 percentage point decrease in gross profit margin was primally driven by a decline in sales revenues from our HD9 products in 2026, which generally have higher-margins than our other products. The Company continues to look for opportunities to decrease its cost of goods sold with its co-manufacturers and our warehouse and freight providers.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter ended March 31, 2026 were approximately $2.0 million, an increase of approximately $0.9 million, or 82.9%, from approximately $1.1 million for the first quarter ended March 31, 2025. This increase was primarily a result of increase Broker and Royalty payments related to fallout product sales. Selling and marketing expenses as a percentage of revenue decreased to 16.4% in the first quarter ended March 31, 2026 from 26.3% in the same period in 2025. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ended March 31, 2026 and 2025, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $0.1 million and $0.01 million, respectively.

General and Administrative Expenses

General and administrative expenses for the first quarter ended March 31, 2026 were approximately $1.5 million compared to $1.2 million in the first quarter ended March 31, 2025 or an increase of $0.3 million. This increase was primary related to increased salary and benefits during the current quarter compared to the same quarter in 2025. General and administrative expenses as a percentage of revenue decreased to 12.1% in the first quarter ended March 31, 2026 from 28.4% in the same quarter in 2025. We intend to continue to look for additional opportunities to reduce our G&A costs. For the three months ended March 31, 2026 and 2025, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $0.1 million and 0.1 million, respectively.

Income Tax Expense

We incurred no income tax expense during the quarters ended March 31, 2026 and 2025. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income

Net income for the quarter ended March 31, 2026 was approximately $0.1 million compared to net loss of approximately $0.9 million for the quarter ended March 31, 2025 or an improvement of $1.0 million. This increase in net income was primarily due to the increase of $2.5 million in gross profit being partially offset by an increase of $1.2 million in operating expenses, an approximately $0.2 million decrease in income from discontinued operations and an increase in other expenses of approximately $0.1 million in the first quarter of 2026 compared to the first quarter of 2025.

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

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, the Company had cash of approximately $4.4 million and $3.6 million, respectively, and working capital deficiency of approximately $0.2 million and $0.5 million, respectively. The Company reported a net income from continuing operations of approximately $0.1 million for the three months ended March 31, 2026, compared to a net loss from continuing operations of approximately $1.1 million for the three months ended March 31, 2026. As of March 31, 2026, the Company’s accumulated deficit decreased to approximately $94.6 million, compared to approximately $94.7 million as of December 31, 2025.

For the three months ended March 31, 2026, net cash used in continuing operating activities was approximately $0.8 million, a decrease of about $1.0 million compared with $1.9 million used for the same period in 2025. Cash flow from continuing operations prior to the impact of non cash working capital improved by $1.6 million comparing the first quarter of 2026 to the prior period. First quarter 2026 non-cash working capital increased by $0.6 million driven by investment in inventories ($1.0 million increase) to support the increase in sales compared to the prior period which was partially offset by an increase in short term payables and accrued expenses ($0.4 million increase).

For the three months ended March 31, 2026, investing activities provided net cash of approximately $1.4 million, compared to $nil in 2025. The increase was primarily due to $1.4 million proceeds from sale of the note receivable.

For the three months ended March 31, 2026, net cash provided by financing activities totaled approximately $0.3 million. This amount primarily reflects net proceeds of $0.6 million from the credit facility, partially offset by a payment of approximately $0.3 million on a promissory notes and $0.1 million of repayments under the Company’s insurance financing agreement.

Historically, we have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have significantly reduced these losses from operations in 2025 and the first quarter of 2026, the Company achieved a positive net income of $0.1 million. The Company continues to focus on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, the Company announced a $2.5 million brokered private placement on April 30, 2026, and has a $10 million credit facility with Two Shores Capital Corp (the “Credit Facility”). All advances drawn under the Credit Facility will bear interest at a rate of 13.75% per annum and all present and future obligations arising under the Credit Facility are secured by a first priority security interest in all of the assets of the Company, Jones Soda Co (USA) Inc., the Company’s wholly-owned subsidiary and the Company’s other United States subsidiaries.

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. There have been no material changes in our critical accounting policies during the three months ended March 31, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
10.1	Assignment and Assumption of Debt Agreement between Jones Soda Co. (USA) Inc., Two Shores Capital Corp., and MJ Reg Disrupters, LLC dated January 16, 2026 (Filed herewith)
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

JONES SODA CO. (Registrant)
May 14, 2026
	By:	/s/ Brian Meadows
Brian Meadows Chief Financial Officer

