Form 10-K/A
period 2025-12-31
JONES SODA CO.
filed 2026-05-22
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of May 21, 2026, there were [118,778,488] shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), originally filed by Jones Soda Co. with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, and amended on April 30, 2026 (“Amendment No. 1”). Unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 2 to “we,” “us,” “our,” “Jones,” and the “Company” are to Jones Soda Co., a Washington corporation, and our wholly owned subsidiaries. In addition, unless otherwise indicated or the context otherwise requires, all references in this Amendment No. 2 to “Jones Soda” refer to our premium beverages, including Jones® Soda sold under the trademarked brand name “Jones Soda Co.®”

We are filing this Amendment No. 2 solely to Amend Part II, Item 8 of the 2025 Annual Report to (i) furnish an audit report of Berkowitz Pollack Brant, Advisors + CPAs for the fiscal year ended December 31, 2024, which was inadvertently omitted, and to (ii) correct the PCAOB ID number of Davidson and Company LLP, which was incorrectly stated in the 2025 Annual Report.

In addition, the Company is filing (i) the consent of Berkowitz Pollack Brant, Advisors + CPAs, the Company’s former independent auditors, and a new consent from Davidson & Company LLP, the Company’s current independent auditor, in each case pursuant to Part IV, Item 15, and, (ii) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Except as set forth above, no other Items of our 2025 Annual Report, as amended by Amendment No. 1, have been amended or revised in this Amendment No. 2, and all such other Items shall be as set forth in such 2025 Annual Report and Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the 2025 Annual Report, Amendment No. 1, and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 2 have the meanings given to them in the 2025 Annual Report or Amendment No. 1.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As discussed in Note 12, the Company issued 553,439 common shares to settle the vested RSUs.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report are as follows:

1)	Financial Statements: Incorporated by reference to the consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of the 2024 Annual Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the exhibit index.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Description of Registrant’s Securities (Previously filed with and incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026 File No. 000-28820).
4.2	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on March 27, 2018; File No. 000-28820).
4.3	Registration Rights Agreement dated July 14, 2021 between Jones Soda Co. and SOL Verano Blocker 1 LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on July 20, 2021; File No. 000-28820).
4.4	Registration Rights Agreement dated February 9, 2022 between Jones Soda Co. and the holders of the Contingent Convertible Debentures (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2022; File No. 000-28820).
4.5	Form of Registration Rights Agreement (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
4.6	Form of Non-Transferable Warrant to Purchase Common Shares of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2024; File No. 000-28820).
10.1*	Recission Agreement dated December 30, 2022, between Jones Soda Co. and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on January 6, 2023; File No. 000-28820).
10.2	Release of Claims Agreement dated June 8, 2023, between the Company and Mark Murray (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 13, 2023; File No. 000-28820).
10.3*	Employment Agreement dated February 5, 2025, between the Company and Scott Harvey (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.4*	Employment Agreement dated February 12, 2025, between the Company and Brian Meadows (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on February 13, 2025; File No. 000-28820).
10.5	Jones Soda Co. 2011 Incentive Plan. (Previously filed with, and incorporated herein by reference to, Annex A to our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2011, File No. 000-28820).
10.6	Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with, and incorporated herein by reference to, Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 1, 2022, File No. 000-28820).
10.7	Form of Restricted Stock Unit Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.8	Form of Stock Option Award Agreement under the Jones Soda Co. 2022 Omnibus Equity Incentive Plan (Previously filed with and incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).
10.9*	Employment Agreement dated October 23, 2023, between Jones Soda Co. and Jerry Goldner (Previously filed with and incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 1, 2025 File No. 000-28820).

10.10	Loan Agreement between Jones Soda Co. (USA) Inc. and Two Shores Capital Corp. dated February 6, 2025 (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our quarterly report on Form 10-Q, filed on May 15, 2025; File No. 000-28820).
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

10.14#	Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co,, Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.1 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.15	Amendment to Securities Purchase Agreement dated June 19, 2025, by and among Jones Soda Co., Mary Jones Holdings, Inc., Mary Jones Beverage (Canada) Inc., and MJ Reg Disruptors, LLC (Previously filed with, and incorporated herein by reference to, Exhibit 10.2 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.16+	Trademark License Agreement dated June 19, 2025, by and between the Company and Mary Jones Holdings, Inc. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.17	Consent, Release and Termination dated June 19, 2025, by and between the Company and Two Shores Capital Corp. (Previously filed with, and incorporated herein by reference to, Exhibit 10.3 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.18*	Employment Offer Letter by the Company to Gabe Carimi dated February 27, 2024 (Previously filed with, and incorporated herein by reference to Exhibit 10.10 to our Amendment No. 1 to our Annual Report on Form 10-K, filed on May 1, 2025, File No. 000-28820).
10.19*	Separation Agreement and General Release dated June 13, 2025, by and between the Company and Gabe Carimi (Previously filed with, and incorporated herein by reference to, Exhibit 10.4 to our current report on Form 8-K, filed on June 30, 2025; File No. 000-28820).
10.20*	Employment Agreement dated December 8, 2025, between Jones Soda Co. and Darcey McKen (Previously filed with and incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 12, 2025; File No. 000-28820).

19.1	Insider Trading Policy (Previously filed with and incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026)
21.1	Subsidiaries of the Registrant (Previously filed with and incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
23.1	Consent of Davidson & Company LLP
23.2	Consent of Berkowitz Pollack Brant, Advisors + CPAs
31.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Scott Harvey, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brian Meadows, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy (Previously filed with and incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2026	JONES SODA CO.

	By:	/s/ Brian Meadows
Chief Financial Officer

-35-