Form 10-Q
period 2026-06-30
JONES SODA CO.
filed 2026-08-13
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 13, 2026, there were 125,926,970 shares of the registrant’s common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 and in our other reports we file with the SEC, including our periodic reports on Form 10-Q and current reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$2,351	$3,599
Accounts receivable, net of allowance of $75 and $50, respectively	3,280	3,603
Note receivable	-	1,400
Current licensing fees receivable	225	150
Inventories, net	4,689	2,657
Prefunded insurance premiums from financing	71	214
Prepaid expenses and other current assets	996	1,224
Deferred financing costs	415	415
Total current assets	12,027	13,262
Long-term licensing fees receivable	1,521	1,647
Fixed assets, net of accumulated depreciation of $754 and $583, respectively	183	321
Total assets	$13,731	$15,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,340	$6,378
Accrued expenses	3,376	3,960
Revolving credit facility and loans	3,721	3,022
Insurance premium financing	71	214
Promissory notes	-	190
Total current liabilities	12,508	13,764
Total liabilities	12,508	13,764
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000. Issued and outstanding shares — 118,780,917 shares and 118,227,478 shares, respectively	96,254	95,895
Accumulated other comprehensive income	232	299
Accumulated deficit	(95,263)	(94,728)
Total shareholders’ equity	1,223	1,466
Total liabilities and shareholders’ equity	$13,731	$15,230

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenue	$10,168	$4,894	$22,600	$9,124
Cost of goods sold	(7,376)	(3,266)	(15,910)	(6,101)
Gross profit	2,792	1,628	6,690	3,023
Operating expenses:
Selling and marketing	1,900	1,060	3,936	2,173
General and administrative	1,417	1,328	2,926	2,531
Total operating expenses	(3,317)	(2,388)	(6,862)	(4,704)
Loss from operations	(525)	(760)	(172)	(1,681)
Other income (expenses):
Interest income	5	5	19	6
Interest expense	(126)	(70)	(366)	(148)
Other (expense) income, net	(1)	(179)	(11)	(273)
Gain on disposition of subsidiaries	-	3,663	-	3,663
Total other income (expense)	(122)	3,419	(358)	3,248
Income (loss) before income taxes	(647)	2,659	(530)	1,567
Income tax expense, net	(3)	(7)	(5)	(7)
Net income (loss) from continuing operations	(650)	2,652	(535)	1,560
Loss (income) from discontinued operations	-	(41)	-	199
Net income (loss)	$(650)	$2,611	$(535)	$1,759

Earning (loss) per share – basic and diluted
Income (loss) from continuing operations	$(0.01)	$0.02	$(0.00)	$0.01
Income from discontinued operations	$-	$0.00	$-	$0.01
Total	$(0.01)	$0.02	$(0.00)	$0.02

Weighted average common shares outstanding - basic and diluted	118,780,917	116,180,383	118,698,360	116,023,676

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(650)	$2,611	$(535)	$1,759
Other comprehensive income (loss)
Foreign currency translation adjustment	(38)	74	(67)	75
Reclassification of foreign currency translation differences upon disposal of the foreign operation	-	11	-	11
Total comprehensive income (loss)	$(688)	$2,696	$(602)	$1,845

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2025	118,227,478	$95,895	$299	$(94,728)	$1,466
Shares issued for restricted share units	553,439	-	-	-	-
Fair value of warrants issued	-	124	-	-	124
Stock-based compensation	-	235	-	-	235
Net loss	-	-	-	(535)	(535)
Other comprehensive loss	-	-	(67)	-	(67)
Balance as of June 30, 2026	118,780,917	$96,254	$232	$(95,263)	$1,223

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Shares issued for restricted share units	699,493	-	-	-	-
Fair value of warrants issued	-	51	-	-	51
Stock-based compensation	-	287	-	-	287
Net Income	-	-	-	1,759	1,759
Other comprehensive income	-	-	86	-	86
Balance as of June 30, 2025	116,567,152	$95,221	$308	$(91,190)	$4,339

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of March 31, 2026	118,780,917	$96,155	$270	$(94,613)	$1,812
Stock-based compensation	-	99	-	-	99
Net loss	-	-	-	(650)	(650)
Other comprehensive loss	-	-	(38)	-	(38)
Balance as of June 30, 2026	118,780,917	$96,254	$232	$(95,263)	$1,223

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of March 31, 2025	115,867,659	$94,974	$223	$(93,801)	$1,396
Shares issued for restricted share units	699,493	-	-	-	-
Fair value of warrants issued	-	51	-	-	51
Stock-based compensation	-	196	-	-	196
Net Income	-	-	-	2,611	2,611
Other comprehensive income	-	-	85	-	85
Balance as of June 30, 2025	116,567,152	$95,221	$308	$(91,190)	$4,339

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$(535)	$1,759
Less: Income from discontinued operations	-	(199)
Net Income (loss) from continuing operations	(535)	1,560
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Accretion of interest of note receivable	-	(5)
Accretion of interest of loan payable	242	-
Change in allowance for credit losses	25	(46)
Depreciation	171	30
Finance costs	124	117
Finance income	(15)	-
Gain on disposition of subsidiaries	-	(3,663)
Licensing fees	(84)	-
Stock-based compensation	235	287
Write-off of obsolete inventory	-	(38)
Changes in operating assets and liabilities:
Accounts receivable	267	(805)
Inventories	(2,049)	145
Prefunded insurance premiums from financing	125	141
Prepaid expenses and other current assets	226	(855)
Accounts payable	(1,029)	1,403
Accrued expenses	(558)	(862)
Net cash used in continuing operations	(2,855)	(2,591)

INVESTING ACTIVITIES:
Cash receipts from licensing fee receivables	150	-
Disposal of a subsidiary, net of cash disposed of	-	617
Proceeds from disposal of property, plant and equipment	-	4
Proceeds from sale of note receivable	1,400	-
Purchase of property, plant and equipment	(33)	-
Net cash provided by investing activities	1,517	621

FINANCING ACTIVITIES:
Net cash from revolving credit facility	457	587
Proceeds on issuance of promissory notes	-	450
Repayment of promissory notes	(190)	(165)
Repayments on insurance financing	(125)	(141)
Net cash provided by financing activities	142	731

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	288
Net cash Provided by discontinued operations	-	288

Net change in cash	(1,196)	(951)
Effect of exchange rate changes on cash	(52)	68

Cash from continuing operations, beginning of period	3,599	1,275
Cash from discontinued operations, beginning of period	-	258
Cash, end of period	$2,351	$650

Supplemental disclosure:
Cash paid during the period for:
Interest	$238	$97
Income taxes	$-	$-

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

We are a Washington corporation and have the following subsidiaries: Jones Soda Co. (USA) Inc., Jones Soda (Canada) Inc., Pinestar Gold Inc., Mary Jones Holdco 2, Inc. and Mary Jones Beverage LLC (collectively, the “Subsidiaries”).

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending June 30, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

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

Liquidity

As of June 30, 2026, and December 31, 2025, the Company had cash of approximately $2.4 million and $3.6 million, respectively, and working capital deficiency of approximately $0.5 million and $0.5 million, respectively. The Company reported a net loss from continuing operations of approximately $0.5 million for the six months ended June 30, 2026, compared to a net income from continuing operations of approximately $1.6 million for the six months ended June 30, 2025. As of June 30, 2026, the Company’s accumulated deficit increased to approximately $95.3 million, compared to approximately $94.7 million as of December 31, 2025.

For the six months ended June 30, 2026, net cash used in continuing operating activities was approximately $2.9 million, an increase of about $0.3 million compared with $2.6 million used for the same period in 2025. Cash flow from continuing operations prior to the impact of non-cash working capital improved by $2.0 million comparing the six months ended June 30, 2026 to the prior period. For the six months ended June 30, 2026 non-cash working capital increased by $3 million driven by investment in inventories ($2.0 million increase) to support the increase in sales compared to the prior period and decrease in accounts payable of $1 million.

For the six months ended June 30, 2026, investing activities provided net cash of approximately $1.5 million, compared to $0.6 million in 2025. The increase was primarily due to $1.4 million proceeds from sale of the note receivable.

For the six months ended June 30, 2026, net cash provided by financing activities totaled approximately $0.1 million. This amount primarily reflects net proceeds of $0.5 million from funds received from the Credit Facility (defined below), which was partially offset by a payment of approximately $0.2 million on an outstanding promissory note and $0.1 million repayments under the Company’s insurance financing agreement.

Historically, we have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company continues to focus on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, the Company announced the closing of $1.74 million brokered private placement on July 7th, 2026 and has a $10 million credit facility with Two Shores Capital Corp (the “Credit Facility”). All advances drawn under the Credit Facility will bear interest at a rate of 13.75% per annum and all present and future obligations arising under the Credit Facility are secured by a first priority security interest in all of the assets of the Company and the Company’s United States Subsidiaries (as defined in the Credit Facility).

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

Shipping and handling costs paid by customers, primarily related to online orders, are included in revenue and totaled approximately $0.01 million and $0.01 million for the three months ended June 30, 2026, and 2025, respectively and approximately $0.1 million and $0.04 million for the six months ended June 30, 2026, and 2025, respectively. Sales tax and other similar taxes are excluded from revenue.

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

For the three months ended June 30, 2026 and 2025, our revenue was increased by $5.3 million and reduced by $1.8 million, respectively, and for the six months ended June 30, 2026 and 2025, our revenue was increased by $13.5 million and was reduced by $2.1 million.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations. As of June 30, 2026, and December 31, 2025, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers. The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of June 30, 2026, and December 31, 2025, allowances for credit losses were approximately $0.07 million and $0.05 million, respectively, and were netted against accounts receivable. No impairment losses were recognized for the three months and six months ended June 30, 2026 and 2025. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of June 30, 2026, one of the Company’s independent customers accounted for approximately 22% of outstanding accounts receivable. As of December 31, 2025, a single customer represented approximately 44% of the Company’s accounts receivable balance.

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

The Cannabis Subsidiaries’ operating results for the periods presented are classified as discontinued operations. No activity occurred during the six months ended June 30, 2026, other than the ongoing assessment of collectability of the promissory note and licensing receivable. The Company continues to evaluate the carrying value of the related receivables each reporting period.

A summary of results from discontinued operations for the three months and six months ended June 30, 2025 is presented below:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net Revenue	$120	$498
Cost of goods sold	(22)	(78)
Gross profit	98	420
Operating expenses:
Selling and marketing	58	134
General and administrative	21	27
Total operating expenses	(79)	(161)
Gain (Loss) from discontinued operations	19	259
Tax expenses	(60)	(60)
Net income (loss) from discontinued operations	$(41)	$199

3.	Note receivable

On June 19, 2025, the Company issued a promissory note with an aggregate principal amount of $3.0 million in connection with the disposition of the Cannabis Subsidiaries to MJ Reg. The note is payable in five installments as follows:

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

The fair value of $0.1 million was recognized in finance costs for the six months ended June 30, 2026.

4.	Licensing fees receivable

In connection with the disposition of the cannabis beverage subsidiaries during the year ended December 31, 2025, the Company entered into the License Agreement (the “License Agreement”) with Mary Jones Holdings Inc. (“MJ Holdings”) pursuant to which the Company granted MJ Holdings an exclusive, freely-usable and non-transferable, fully sublicensable license to use the Licensed IP (as defined in the License Agreement) during the term of such agreement in connection with the manufacture, sale, distribution, advertising, and promotion of all current and future products (the “Licensed Products”) each consisting of a mutually agreed upon composition, formula, recipe, flavor necessary for the Licensed Products and labeling, container size, and packaging, as applicable, to be made available by MJ Holdings for sale on-site at MJ Holdings’ places of business and/or by means of other distributors of MJ Holdings globally, including in any country or jurisdiction where the sale, marketing, and distribution of the Licensed Products is lawful. Pursuant to the License Agreement, MJ Holdings shall retain the exclusive right to any consumable product containing an emulsion derived from the cannabis plant with a THC concentration greater than 0.3% by dry weight and any Licensed IP in connection therewith. Furthermore, MJ Holdings shall own all Licensee Modified Formulas (as defined in the License Agreement) and such Licensee Modified Formulas may be incorporated and/or otherwise used in connection with a Licensed Product during the term of such agreement and at any time thereafter; provided, however, the Company shall be entitled to license the Licensee Modified Formulas on mutually agreeable terms and conditions. Notwithstanding the foregoing, the Company agreed to maintain exclusive rights to products containing Hemp (as defined in the Securities Purchase Agreement between the Company, MJ Holdings, Mary Jones Beverage (Canada) Inc. and MJ Reg). Pursuant to the License Agreement, MJ Holdings agreed to pay the Company $0.15 million on the one-year anniversary of the License Effective Date (as defined in the License Agreement) and $0.255 million on each subsequent anniversary of the License Effective Date (the “Licensing Fee”). The Licensing Fee shall be fixed and non-adjustable during the term of this License.

In accordance with ASC 820, the Company utilized its weighted average cost of capital of 11.6% to discount the expected future cash flows associated with the Licensing Fee and determined the initial fair value of the License Agreement to be $1.70 million. The resulting discount is being amortized over the term of the License Agreement using the effective interest method.

For the six months ended June 30, 2026, the Company recognized $0.05 million in licensing revenue and $0.02 million in finance income related to the amortization of the discount.

As of June 30, 2026 and December 31, 2025, the carrying value of the License Agreement receivable was $1.7 million, of which $0.2 million was classified as current.

5.	Inventory

Inventory consisted of the following:

	June 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Finished goods	$3,214	$1,923
Raw materials	1,475	734
	$4,689	$2,657

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended June 30, 2026 and 2025, the Company recorded obsolete inventory expenses (recovery) of approximately $nil million and $0.01 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded obsolete inventory expenses of approximately $nil million and $0.04 million, respectively.

6.	Fixed Assets, net

	June 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Equipment	$642	$642
Office and computer equipment	295	262
	937	904
Accumulated depreciation	(754)	(583)
	$183	$321

7.	Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Employee benefits	$402	$387
Goods and services tax	83	29
Sales and marketing	1,540	2,262
Other accruals	1,351	1,282
	$3,376	$3,960

8.	Revolving Credit Facility

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

On February 5, 2025, the Company, through one of its subsidiaries (the “Loan Subsidiary”), entered into 2Shores Credit Facility with Two Shores , pursuant to which the Loan Subsidiary may borrow up to an aggregate maximum amount of $5.0 million which was amended to $10.0 million on December 1, 2025, subject to the satisfaction of certain conditions. Advances under the 2Shores Credit Facility bear interest at a rate of 13.75% per annum. All present and future obligations of the Loan Subsidiary under the 2Shores Loan Credit Facility are secured by a first-priority security interest in all assets of the Company, the Loan Subsidiary, and the Company’s other U.S. subsidiaries. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

During the year ended December 31, 2025, in connection with the2Shores Loan Credit Facility, the Company issued total 1,000,000 warrants to Two Shores, exercisable at a price of $0.45 per share for a period of three years from the date of issuance. The Company estimated the fair value of the warrants at $65,215 on the issuance date. This amount was recognized as finance costs in the consolidated statements of operations. The valuation of the warrants was performed using the Black-Scholes option pricing model, applying the following weighted-average assumptions:

●	Stock price per share	$0.20
●	Risk free interest rate	3.91%
●	Expected volatility	79%
●	Expected life (in years)	3
●	Expected dividend	nil

As of June 30, 2026, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $3.7 million (December 31, 2025 – $3.02 million).

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

During the six months ended June 30, 2026, the Company fully settled the outstanding principal balance and the related origination fee of $0.20 million on the Note. As a result, the Note had no outstanding balance as of June 30, 2026 (December 31, 2025 – $0.2 million).

10.	Insurance Premium Financing

During the year ended December 31, 2025, the Company entered into various one-year financing agreements to fund a portion of its insurance premiums totaling $0.2 million, payable through monthly installments. The applicable interest rates ranged from 6.49% to 8.99%, and the agreements did not contain any financial or non-financial covenants.

As of June 30, 2026, the outstanding balance related to insurance premium financing was $0.1 million (December 31, 2025 – $0.2 million).

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

Under the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a ten-year term. As of June 30, 2026, 5,621,845 shares remained available for future awards under the 2022 Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	15,373,243	0.25	8,647,984	0.26
Granted	1,000,000	0.28	6,425,000	0.26
Cancelled	(228,271)	0.36	-	-
Forfeited / Expired	(873,020)	0.21	(2,269,741)	0.24
Closing	15,271,952	0.25	12,803,243	0.26
Exercisable	7,479,247	0.26	4,954,014	0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of June 30, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)
$0.17 to $0.25	7,274,921	8.03	0.19	3,378,046	6.75	0.20
$0.26 to $0.40	7,486,290	8.07	0.29	3,590,460	7.21	0.28
$0.40 to $0.55	321,667	4.61	0.49	321,667	4.61	0.49
$0.56 to $0.70	189,074	5.20	0.62	189,074	5.20	0.62
	15,271,952	7.95	0.25	7,479,247	6.84	0.26

(b)	Restricted stock awards:

Beginning May 13, 2022, the Board determined that restricted stock units (RSUs) would be awarded as equity compensation for non-employee directors, replacing stock options, based on the recommendation of the Compensation and Governance Committee. RSUs vest incrementally per the award agreement, with certain awards vesting immediately upon a “Change in Control” as defined in the 2022 Plan.

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

During the six months ended June 30, 2026 and 2025, no RSUs were issued, vested, or canceled.

As of June 30, 2026, and December 31, 2025, the Company had no RSUs outstanding.

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

As of June 30, 2026, the Company had unrecognized compensation expense related to stock options of $1.4 million, respectively, and related to RSUs of $nil, respectively. These amounts are expected to be recognized over the remaining vesting periods.

The following table summarizes the stock-based compensation expense (recovery) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$99	$196	$235	$287
Restricted stock	-	-	-	-
	$99	$196	$235	$287

Consolidated Statements of Operations account:
Selling and marketing	(20)	60	10	73
General and administrative	119	136	225	214
	$99	$196	$235	$287

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	June 30, 2026	June 30, 2025
Expected dividend yield	-	-
Expected stock price volatility	82%	76.0%
Risk-free interest rate	4.34%	4.46%
Expected term (in years)	10.0	10.0
Weighted-average grant date fair-value per share	$0.24	$0.21

As of June 30, 2026, the aggregate intrinsic value of outstanding stock options was approximately $0.8 million, while the intrinsic value of exercisable options was approximately $0.4 million. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

A summary of our warrants activity is as follows:

	Outstanding Warrants
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	6,945,400	0.49	5,945,400	0.50
Granted	550,000	0.40	750,000	0.45
Closing	7,495,400	0.49	6,695,400	0.49

As discussed in Note 3, on January 16, 2026, in connection with the Assignment and Assumption of Debt Agreement, the Company issued to Two Shores 550,000 common stock warrants, each exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expiring on January 16, 2029.

The following table presents a summary of the Company’s outstanding warrants as of June 30, 2026:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
July 26, 2026	3,767,500	0.07	$0.50	3,767,500
July 31, 2026	800,000	0.08	$0.50	800,000
August 21, 2026	1,377,900	0.14	$0.50	1,377,900
May 30, 2028	750,000	1.92	$0.45	750,000
August 5, 2028	250,000	2.10	$0.45	250,000
January 16, 2029	550,000	2.55	$0.40	550,000
	7,495,400			7,495,400

13.	Segment Information

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

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months and six months ended June 30, 2026 and 2025:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	For the three months ended
(in thousands)	June 30, 2026	June 30, 2025
Segment Results – Net sales
United States	$7,536	$4,018
Canada	2,632	876
Total	$10,168	$4,894

	For the six months ended
(in thousands)	June 30, 2026	June 30, 2025
Segment Results – Net sales
United States	$17,087	$7,660
Canada	5,513	1,464
Total	$22,600	$9,124

Net sales generated in the United States accounted for 74% and 82% of total revenue during the three months ended June 30, 2026, and 2025, respectively.

Net sales generated in the United States accounted for 76% and 84% of total revenue during the six months ended June 30, 2026, and 2025, respectively.

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

14.	Commitments and Contingencies

Commitments

As of June 30, 2026, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $7 million.

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

On July 7, 2026 the Company announced that it has closed the its previously announced private placement offering of units of the Company (the “Offering”) composed of: (i) one (1) common share in the capital of the Company (each, a “Common Share”); and (ii) one-half (1/2) of one detachable share purchase warrant (each whole warrant, a “Warrant”, and together with a Common Share, a “Unit”) for aggregate gross proceeds of $1,735,000 (5,257,570 units).

On August 6, 2026, the Company announced that it has closed the first tranche of its previously announced Canadian non-brokered private placement (the “Offering”) of 606,530 units of the Company (each, a “Unit”) at a price of US$0.33 per Unit for aggregate gross proceeds of approximately $200,155.

Subsequent to the quarter 4,567,500 warrants expired.

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

Modern Soda market segment

We continue to see a growing market in our health and functional benefit focused soda brands, which we consider to be the “modern soda” market. We believe that recent growth by industry competitors such as Poppi and Olipop have demonstrated the growing consumer demand for this market segment. In 2024, Jones launched its first product in this market - “Pop Jones” product lines to capitalize on what we believe to be this growing market opportunity.

.

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

Three months ended June 30, 2026 and 2025

	2026	2025
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$10,168	$4,894	108%
Cost of Goods Sold	(7,376)	(3,266)	126%
Gross Profit	2,792	1,628	72%
% of Revenue	28%	33%

Quarter Ended June 30, 2026 Compared to Quarter Ended June 30, 2025

Revenue

For the quarter ended June 30, 2026, revenue increased by approximately $5.3 million, or 108%, to approximately $10.2 million compared to approximately $4.9 million for the quarter ended June 30, 2025. The increase in sales revenue was primarily the result of Fallout branded products sold through our club channel. HD9 Sales declined from $0.9M to $0.1M in the quarter ended June 30, 2026 compared to the same quarter in 2025.

For the quarter ended June 30, 2026, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.3 million, an increase of approximately $1.1 million, or 450%, compared to approximately $0.2 million for the quarter ended June 30, 2025, primarily driven trade spend associated with our Fallout branded products sold through our club channel.

Gross Profit

For the quarter ended June 30, 2026, gross profit increased by approximately $1.2 million, or 72%, to approximately $2.8 million compared to approximately $1.6 million for the quarter ended June 30, 2025 as a result of higher sales revenue in the current quarter. For the quarter ended June 30, 2026, gross margin decreased to 28% from 33% in the quarter ended June 30, 2025. This five percentage point decrease in gross profit margin was primally driven by higher logistics costs mainly due to higher world oil prices in the current quarter. This increase largely impacted the first part of the second quarter and reductions in freight costs were seen in the latter part of the quarter. The Company intends to continue to focus on additional opportunities to manage its freight and warehousing costs with the goal to get such costs back in line with prior quarters.

Selling and Marketing Expenses

Selling and marketing expenses for the second quarter ended June 30, 2026 were approximately $1.9 million, an increase of approximately $0.8 million, or 79%, from approximately $1.1 million for the second quarter ended June 30, 2025. This increase was primarily a result of an increase in broker and royalty payments related to Fallout product sales, salaries and marketing and promotions, being partially offset by a reduction in consulting expenses in the current quarter compared to the same quarter last year. Selling and marketing expenses as a percentage of revenue decreased to 18.7% in the second quarter ended June 30, 2026 from 21.7% in the same period in 2025. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ended June 30, 2026 and 2025, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $0.1 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses for the second quarter ended June 30, 2026 were approximately $1.4 million compared to $1.3 million in the second quarter ended June 30, 2025 or an increase of $0.1 million. This increase was primary related to increased salary and benefits during the current quarter compared to the same quarter in 2025. General and administrative expenses as a percentage of revenue decreased to 13.9% in the second quarter ended June 30, 2026 from 27.1% in the same quarter in 2025. We intend to continue to look for additional opportunities to reduce our G&A costs. For the three months ended June 30, 2026 and 2025, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $0.1 million and $0.2 million, respectively.

Income Tax Expense

We incurred no income tax expense during the quarters ended June 30, 2026 and 2025. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Loss

Net loss for the quarter ended June 30, 2026 was approximately $0.7 million compared to net income of approximately $2.6 million for the quarter ended June 30, 2025. This decrease in net income was primarily due to increased gross profit in the current quarter being more than offset by the one-time gain on the disposition of the Company’s THC Cannabis operations in the second quarter of 2025, which resulted in the recognition of $3.7 million in other income in such period.

Six months ending June 30, 2026 and 2025

	2026	2025
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$22,600	$9,124	148%
Cost of Goods Sold	(15,910)	(6,101)	161%
Gross Profit	6,690	3,023	121%
% of Revenue	30%	33%

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

For the six months ended June 30, 2026, revenue increased by approximately $13.5 million, or 148%, to approximately $22.6 million compared to approximately $9.1 million for the six months ended June 30, 2025. The increase in sales revenue was primarily the result of Fallout branded products sold through our club channel. HD9 Sales declined from $1.8M to $0.2M during the six months ended June 30, 2026compared to the same period in 2025.

For the six months ended June 30, 2026, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $2.6 million, an increase of approximately $1.7 million, or 89%, compared to approximately $0.9 million for the six months ended June 30, 2025, primarily driven trade spend associated with our Fallout branded products sold through our club channel.

Gross Profit

For the six months ended June 30, 2026, gross profit increased by approximately $3.7 million, or 121%, to approximately $6.7 million compared to approximately $3.0 million for the six months ended June 30, 2025 as a result of higher sales revenue in the six months period. For the six months ended June 30, 2026, gross margin decreased to 30% from 33% in the prior period. This three percentage point decrease in gross profit margin was primally driven by higher logistics costs mainly due to higher world oil prices impacting the second quarter of 2026. This increase largely impacted the first part of the second quarter and reductions in freight costs were seen in the latter part of the quarter. The Company intends to continue to focus on additional opportunities to manage its freight and warehousing costs with the goal to get such costs back in line with prior quarters.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2026 were approximately $3.9 million, an increase of approximately $1.7 million, or 81%, from approximately $2.2 million for the six months ended June 30, 2025. This increase was primarily a result of an increase in broker and royalty payments related to Fallout product sales, salaries and marketing and promotions, being partially offset by a material reduction in consulting expenses in the current period compared to the same period last year. Selling and marketing expenses as a percentage of revenue decreased to 18.7% in the six months ended June 30, 2026 from 21.7% in the same period in 2025. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ended June 30, 2026 and 2025, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $0.1 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $2.9 million compared to $2.5 million in the six months ended June 30, 2025 or an increase of $0.4 million. This increase was primary related to increased salary and benefits during the current six month period compared to the same period in 2025. General and administrative expenses as a percentage of revenue decreased to 12.9% in the six months ended June 30, 2026 from 27.5% in the same period in 2025. We intend to continue to look for additional opportunities to reduce our G&A costs. For the six months ended June 30, 2026 and 2025, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $0.4 million and $0.2 million, respectively.

Income Tax Expense

We incurred no income tax expense during the six months ended June 30, 2026 and 2025. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net loss for the six months ended June 30, 2026 was approximately $0.5 million compared to net income of approximately $1.8 million for the six months ended June 30, 2025. This decrease in net income was primarily due to increased gross profit in the first half of 2026 being more than offset by the one-time gain on the disposition of the Company’s Cannabis THC operations in the first half of 2025, which resulted in the recognition of $3.7 million in other income in such period.

.

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

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, the Company had cash of approximately $2.4 million and $3.6 million, respectively, and working capital deficiency of approximately $0.5 million and $0.5 million, respectively. The Company reported a net loss from continuing operations of approximately $0.5 million for the six months ended June 30, 2026, compared to a net income from continuing operations of approximately $1.6 million for the six months ended June 30, 2025. As of June 30, 2026, the Company’s accumulated deficit increased to approximately $95.3 million, compared to approximately $94.7 million as of December 31, 2025.

For the six months ended June 30, 2026, net cash used in continuing operating activities was approximately $2.9 million, an increase of about $0.3 million compared with $2.6 million used for the same period in 2025. Cash flow from continuing operations prior to the impact of non-cash working capital improved by $2.0 million comparing the six months ended June 30, 2026 to the prior period. For the six months ended June 30, 2026 non-cash working capital increased by $3 million driven by investment in inventories ($2.0 million increase) to support the increase in sales compared to the prior period and decrease in accounts payable of $1 million.

For the six months ended June 30, 2026, investing activities provided net cash of approximately $1.5 million, compared to $0.6 million in 2025. The increase was primarily due to $1.4 million proceeds from sale of the note receivable.

For the six months ended June 30, 2026, net cash provided by financing activities totaled approximately $0.1 million. This amount primarily reflects net proceeds of $0.5 million from funds received from the Credit Facility (defined below), which was partially offset by a payment of approximately $0.2 million on an outstanding promissory note and $0.1 million repayments under the Company’s insurance financing agreement.

Historically, we have experienced recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company continues to focus on reducing its operating expenses while bringing products to market with higher margins and potentially higher customer demand. Additionally, the Company announced the closing of $1.74 million brokered private placement on July 7th, 2026 and has a $10 million credit facility with Two Shores Capital Corp (the “Credit Facility”). All advances drawn under the Credit Facility will bear interest at a rate of 13.75% per annum and all present and future obligations arising under the Credit Facility are secured by a first priority security interest in all of the assets of the Company and the Company’s United States Subsidiaries (as defined in the Credit Facility).

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. There have been no material changes in our critical accounting policies during the six months ended June 30, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JONES SODA CO. (Registrant)
August 13, 2026
	By:	/s/ Brian Meadows
Brian Meadows Chief Financial Officer

