Form 10-Q
period 2026-09-30
JONES SODA CO.
filed 2026-11-10
CIK 1083522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 10, 2026, there were 126,028,350  shares of the registrant’s common stock issued and outstanding.

JONES SODA CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JONES SODA CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$4,363	$3,599
Accounts receivable, net of allowance of $75 and $50, respectively	5,578	3,603
Note receivable	-	1,400
Current licensing fees receivable	225	150
Inventories, net	6,537	2,657
Prefunded insurance premiums from financing	-	214
Prepaid expenses and other current assets	683	1,224
Deferred financing costs	458	415
Total current assets	17,844	13,262
Long-term licensing fees receivable	1,791	1,647
Fixed assets, net of accumulated depreciation of $851 and $583, respectively	107	321
Total assets	$19,742	$15,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,836	$6,378
Accrued expenses	5,468	3,960
Revolving credit facility and loans	3,456	3,022
Insurance premium financing	-	214
Promissory notes	-	190
Total current liabilities	15,760	13,764
Total liabilities	15,760	13,764
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value:
Authorized — 800,000,000. Issued and outstanding shares — 126,028,350 shares and 118,227,478 shares, respectively	98,541	95,895
Accumulated other comprehensive income	233	299
Accumulated deficit	(94,792)	(94,728)
Total shareholders’ equity	3,982	1,466
Total liabilities and shareholders’ equity	$19,742	$15,230

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenue	$13,705	$4,500	$36,305	$13,624
Cost of goods sold	(8,985)	(3,201)	(24,895)	(9,302)
Gross profit	4,720	1,299	11,410	4,322
Operating expenses:
Selling and marketing	2,327	1,013	6,263	3,186
General and administrative	1,993	1,688	4,919	4,219
Total operating expenses	(4,320)	(2,701)	(11,182)	(7,405)
Income (loss) from operations	400	(1,402)	228	(3,083)
Other income (expenses):
Interest income	116	54	19	60
Interest expense	-	(87)	(250)	(235)
Other (expense) income, net	(45)	9	(56)	(264)
Gain on disposition of subsidiaries	-	-	-	3,663
Total other (expenses) income	71	(24)	(287)	3,224
Income (loss) before income taxes	471	(1,426)	(59)	141
Income tax expense, net	-	(2)	(5)	(9)
Income (loss) from continuing operations	471	(1,428)	(64)	132
Income from discontinued operations	-	-	-	199
Net income (loss)	$471	$(1,428)	$(64)	$331

Earning (loss) per share – basic and diluted
Income (loss) from continuing operations	$0.00	$(0.01)	$(0.00)	$0.00
Income from discontinued operations	$-	$-	$-	$0.00
Total	$0.00	$(0.01)	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	124,965,046	117,313,096	120,810,210	116,459,818

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$471	$(1,428)	$(64)	$331
Other comprehensive income (loss)
Foreign currency translation adjustment	1	(29)	(66)	46
Reclassification of foreign currency translation differences upon disposal of the foreign operation	-	-	-	11
Total comprehensive income (loss)	$472	$(1,457)	$(130)	$388

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2025	118,227,478	$95,895	$299	$(94,728)	$1,466
Shares issued for cash - private placement	5,864,100	1,935	-	-	1,935
Share issue costs	-	(262)	-	-	(262)
Shares issued for cash - exercise of stock options	800,000	208	-	-	208
Shares issued for restricted share units	1,136,772	-	-	-	-
Fair value of warrants issued	-	124	-	-	124
Stock-based compensation	-	641	-	-	641
Net loss	-	-	-	(64)	(64)
Other comprehensive loss	-	-	(66)	-	(66)
Balance as of September 30, 2026	126,028,350	$98,541	$233	$(94,792)	$3,982

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of December 31, 2024	115,867,659	$94,883	$222	$(92,949)	$2,156
Shares issued for restricted share units	1,806,377	-	-	-	-
Fair value of warrants issued	-	65	-	-	65
Stock-based compensation	-	743	-	-	743
Net Income	-	-	-	331	331
Other comprehensive income	-	-	57	-	57
Balance as of September 30, 2025	117,674,036	$95,691	$279	$(92,618)	$3,352

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of June 30, 2026	118,780,917	$96,254	$232	$(95,263)	$1,223
Shares issued for cash - private placement	5,864,100	1,935	-	-	1,935
Share issue costs	-	(262)	-	-	(262)
Shares issued for cash - exercise of stock options	800,000	208	-	-	208
Shares issued for restricted share units	583,333	-	-	-	-
Stock-based compensation	-	406	-	-	406
Net income	-	-	-	471	471
Other comprehensive income	-	-	1	-	1
Balance as of September 30, 2026	126,028,350	$98,541	$233	$(94,792)	$3,982

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Income	Deficit	Equity
Balance as of June 30, 2025	116,567,152	$95,221	$308	$(91,190)	$4,339
Shares issued for restricted share units	1,106,884	-	-	-	-
Fair value of warrants issued	-	14	-	-	14
Stock-based compensation	-	456	-	-	456
Net loss	-	-	-	(1,428)	(1,428)
Other comprehensive loss	-	-	(29)	-	(29)
Balance as of September 30, 2025	117,674,036	$95,691	$279	$(92,618)	$3,352

See accompanying notes to condensed consolidated financial statements.

JONES SODA CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$(64)	$331
Less: Income from discontinued operations	-	(199)
Net Income (loss) from continuing operations	(64)	132
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Accretion of interest of note receivable	-	(50)
Finance income	(228)	(8)
Finance costs	474	178
Licensing fees	(141)	(45)
Loss on disposal	-	10
Gain on disposition of subsidiaries	-	(3,663)
Depreciation	268	45
Stock-based compensation	641	743
Change in allowance for credit losses	25	(48)
Write-off of obsolete inventory	-	(38)
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	(819)
Inventories	(3,897)	152
Prefunded insurance premiums from financing	188	199
Prepaid expenses and other current assets	539	(1,837)
Deferred financing costs	(43)	-
Other assets		-
Accounts payable	463	2,307
Accrued expenses	1,529	(1,230)
Net cash used in continuing operations	(2,288)	(3,972)

INVESTING ACTIVITIES:
Cash receipts from licensing fee receivables	150	-
Disposal of a subsidiary, net of cash disposed of	-	1,003
Proceeds from disposal of property, plant and equipment	-	10
Proceeds from sale of note receivable	1,400	-
Purchase of property, plant and equipment	(54)	-
Net cash provided by (used in) investing activities	1,496	1,013

FINANCING ACTIVITIES:
Net Proceeds from Private Placement Offering	1,673	-
Net cash from revolving credit facility	84	1,342
Proceeds on issuance of promissory notes	-	450
Repayment of promissory notes	(190)	(300)
Proceeds from the exercise of stock options	208	-
Repayments on insurance financing	(188)	(199)
Net cash provided by financing activities	1,587	1,293

DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	288
Net cash provided by discontinued operations	-	288

Net change in cash	795	(1,378)
Effect of exchange rate changes on cash	(31)	44

Cash from continuing operations, beginning of period	3,599	1,275
Cash from discontinued operations, beginning of period	-	258
Less: Cash from discontinued operations, end of period	-	-
Cash, end of period	$4,363	$199

Supplemental disclosure:
Cash paid during the period for:
Interest	$348	$63
Income taxes	$-	$-

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

Basis of presentation, consolidation and use of estimates

The unaudited interim condensed consolidated financial statements as of and for the period ending September 30, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These condensed consolidated financial statements include our accounts and those of our subsidiaries, with all intercompany transactions eliminated in consolidation.

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

Liquidity

As of September 30, 2026, the Company had cash of approximately $4.4 million and positive working capital of approximately $2.1 million, compared to cash of approximately $3.6 million and a working capital deficiency of approximately $0.5 million as of December 31, 2025.

During the three months ended September 30, 2026, the Company generated net income of approximately $0.5 million, compared to a net loss of approximately $1.4 million for the corresponding period in 2025. For the nine months ended September 30, 2026, the Company reported a net loss of approximately $0.1 million, compared to net income of approximately $0.3 million in the corresponding prior-year period.

Net cash used in operating activities decreased to approximately $2.3 million for the nine months ended September 30, 2026, compared to approximately $4.0 million in the corresponding prior-year period. These results reflect improvements in operating performance, although the Company continues to experience operating cash outflows and has an accumulated deficit of approximately $94.8 million.

The Company continues to execute initiatives designed to improve operating performance, strengthen liquidity and support its long-term growth objectives. These initiatives include expanding distribution of its core beverage products, pursuing opportunities in consumer lifestyle products and functional health, managing operating expenditures, improving working capital efficiency and utilizing available financing arrangements, including its existing revolving credit facility.

Notwithstanding the improvements in financial performance and liquidity during 2026, the Company has historically incurred operating losses and negative cash flows from operating activities. The Company’s ability to meet its obligations as they become due will depend upon its ability to sustain improvements in operating performance, generate sufficient cash flows from operations and maintain access to adequate sources of liquidity.

After consideration of management’s plans and the Company’s current financial condition, substantial doubt remains regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Shipping and handling costs paid by customers, primarily related to online orders, are included in revenue and totaled approximately $0.33 million and $0.06 million for the three months ended September 30, 2026, and 2025, respectively and approximately $0.45 million and $0.1 million for the nine months ended September 30, 2026, and 2025, respectively. Sales tax and other similar taxes are excluded from revenue.

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

For the three months ended September 30, 2026 and 2025, our revenue was increased by $9.2 million and reduced by $0.7 million, respectively, and for the nine months ended September 30, 2026 and 2025, our revenue was increased by $22.7 million and was reduced by $1.6 million.

All sales to distributors and customers are generally final. In limited instances we may accept returned product due to quality issues or distributor terminations, and in such situations we would have variable consideration. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are recorded as a deduction to revenues in the accompanying consolidated statements of operations. As of September 30, 2026, and December 31, 2025, prompt payment discounts extended to these customers were considered immaterial to the related accounts receivable balances presented on the condensed consolidated balance sheets.

Accounts Receivable

The accounts receivable balance primarily consists of trade receivables from distributors and retail customers. The Company’s allowance for credit losses represents management’s best estimate of probable credit losses in existing accounts receivable, determined primarily based on current trends and historical collection data. To account for potential credit losses, the Company reserves a percentage of trade receivable balances based on collection history and prevailing economic conditions expected to impact credit risk over the life of the receivables. These reserves are regularly re-evaluated and adjusted as necessary. Account balances deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and the likelihood of recovery is considered remote. As of September, 2026, and December 31, 2025, allowances for credit losses were approximately $0.08 million and $0.05 million, respectively, and were netted against accounts receivable. No impairment losses were recognized for the three months and nine months ended September 30, 2026 and 2025. Changes in accounts receivable are primarily driven by fluctuations in order volume, the timing of product transfers to distributors, and the timing of cash collections.

As of September 30, 2026, one of the Company’s independent customers accounted for approximately 62% of outstanding accounts receivable. As of December 31, 2025, a single customer represented approximately 44% of the Company’s accounts receivable balance.

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

The Cannabis Subsidiaries’ operating results for the periods presented are classified as discontinued operations. No activity occurred during the nine months ended September 30, 2026, other than the ongoing assessment of collectability of the promissory note and licensing receivable. The Company continues to evaluate the carrying value of the related receivables each reporting period.

A summary of results from discontinued operations for the nine months ended September 30, 2025 is presented below:

Net Revenue	$498
Cost of goods sold	(78)
Gross profit	420
Operating expenses:
Selling and marketing	134
General and administrative	27
Total operating expenses	(161)
Gain (Loss) from discontinued operations	259
Tax expenses	(60)
Net income (loss) from discontinued operations	$199

3.	Note receivable

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

The fair value of $0.1 million was recognized in finance costs for the nine months ended September 30, 2026.

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

For the nine months ended September 30, 2026 and 2025, the Company recognized $0.2 million and $0.05 million in finance income related to the amortization of the discount.

As of September 30, 2026 and December 31, 2025, the carrying value of the License Agreement receivable was $2.0 million, of which $0.2 million was classified as current.

5.	Inventory

Inventory consisted of the following:

	September 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Finished goods	$4,699	$1,923
Raw materials	1,838	734
	$6,537	$2,657

Finished goods primarily consist of products ready for shipment and promotional merchandise held for sale. Raw materials include ingredients, concentrate, and packaging materials. For the three months ended September 30, 2026 and 2025, no obsolete inventory expenses (recovery) was recognized. For the nine months ended September 30, 2026 and 2025, the Company recorded obsolete inventory expenses of approximately $nil million and $0.04 million, respectively.

6.	Fixed Assets, net

	September 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Equipment	$642	$642
Office and computer equipment	316	262
	958	904
Accumulated depreciation	(851)	(583)
	$107	$321

7.	Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (in thousands)	December 31, 2025 (in thousands)
Employee benefits	$715	$387
Goods and services tax	39	29
Sales and marketing	2,285	2,262
Other accruals	2,429	1,282
	$5,468	$3,960

8.	Revolving Credit Facility

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

On February 5, 2025, the Company, through one of its subsidiaries (the “Loan Subsidiary”), entered into 2Shores Credit Facility with Two Shores, pursuant to which the Loan Subsidiary may borrow up to an aggregate maximum amount of $5.0 million which was amended to $10.0 million on December 1, 2025, subject to the satisfaction of certain conditions. Advances under the 2Shores Credit Facility bear interest at a rate of 13.75% per annum. All present and future obligations of the Loan Subsidiary under the 2Shores Loan Credit Facility are secured by a first-priority security interest in all assets of the Company, the Loan Subsidiary, and the Company’s other U.S. subsidiaries. The Company is obligated to provide periodic financial reporting, reporting of its inventory and accounts receivable listings, maintenance of its subsidiaries in good legal standing, maintenance of its insurance policies and payments of its tax obligations.

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

As of September 30, 2026, the outstanding balance under the Loan Agreement, including accrued interest, was approximately $3.5 million (December 31, 2025 – $3.0 million).

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

During the nine months ended September 30, 2026, the Company fully settled the outstanding principal balance and the related origination fee of $0.20 million on the Note. As a result, the Note had no outstanding balance as of September 30, 2026 (December 31, 2025 – $0.2 million).

10.	Insurance Premium Financing

During the year ended December 31, 2025, the Company entered into various one-year financing agreements to fund a portion of its insurance premiums totaling $0.2 million, payable through monthly installments. The applicable interest rates ranged from 6.49% to 8.99%, and the agreements did not contain any financial or non-financial covenants.

As of September 30, 2026, the outstanding balance related to insurance premium financing was $nil (December 31, 2025 – $0.2 million).

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

The Company issued 5,257,570 units (“Units”) on July 7, 2026, and 606,530 Units on August 5, 2026, for total gross proceeds of $1.9 million. Each Unit is composed of: (i) one common share in the capital of the Company (each, a “Common Share”); and (ii) one-half of one detachable share purchase warrant (each whole warrant, a “Warrant”). Each whole Warrant is exercisable into one Common Share (each, a “Warrant Share”) at a price of $0.45 per Warrant Share for a period of 36 months from the date of issuance. The Company has the right to accelerate the expiry date of the Warrants to the date that is 30 days following delivery of a notice of acceleration to holders of Warrants if, at any time, the closing price of the Common Shares exceeds $0.47 for five consecutive trading days. The Warrants were classified as equity, and the Company recorded their fair value of $0.1 million as part of common shares.

In connection with the issuance of 5,864,100 Units, the Company incurred share issuance cost of $0.3 million.

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

Under the 2022 Plan, the Board may grant awards to employees, officers, directors, consultants, agents, advisors, and independent contractors. Stock options are issued at the closing price on the grant date and generally have a 10-year term. As of September 30, 2026, 5,621,845 shares remained available for future awards under the 2022 Plan.

(a)	Stock options:

A summary of our stock option activity is as follows:

	Outstanding Options
	September 30, 2026		September 30, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	15,373,243	0.25	8,647,984	0.26
Granted	1,000,000	0.28	6,495,000	0.26
Exercised	(800,000)	0.26	-	-
Cancelled	(242,979)	0.36	-	-
Forfeited / Expired	(873,021)	0.21	(2,269,741)	0.24
Closing	14,457,243	0.25	12,873,243	0.26
Exercisable	6,753,290	0.26	4,990,483	0.27

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plans as of September 30, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share ($)
$0.17 to $0.25	7,269,380	7.78	0.19	3,398,754	6.50	0.20
$0.26 to $0.40	6,686,289	7.87	0.30	2,852,962	6.89	0.28
$0.41 to $0.55	312,500	4.31	0.49	312,500	4.31	0.49
$0.56 to $0.70	189,074	4.94	0.62	189,074	4.94	0.62
	14,457,243	7.71	0.25	6,753,290	6.52	0.26

(b)	Restricted stock awards:

A summary of our restricted stock awards activity is as follows:

	Outstanding Options
	September 30, 2026		September 30, 2025
	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Opening	553,439	100,726	699,493	96,250
Granted	1,166,667	361,665	2,213,765	402,905
Vested and settled	(1,136,772)	(281,560)	(1,806,377)	(297,701)
Forfeited / Expired	(98,486)	(30,530)	-	-
Closing	484,848	150,301	1,106,881	201,454
Vested	242,424	75,152	553,443	100,727

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

On July 16, 2026, the Company granted 1,166,667 RSUs to members of its Board of Directors. The aggregate grant-date fair value of the RSUs was $0.36 million, determined in accordance with ASC 718, Compensation—Stock Compensation. Under the terms of the award, 50% of the RSUs vested immediately upon grant. The remaining 50% are scheduled to vest in equal installments on September 30, 2026 and December 31, 2026, subject to continued service.

During the three months ended September 30, 2026 and 2025, the Company issued 583,333 and 1,106,884 common shares, respectively, to settle the vested RSUs.

During the nine months ended September 30, 2026 and 2025, the Company issued 1,136,772 and 1,806,377 common shares, respectively, to settle the vested RSUs.

As of September 30, 2026, and December 31, 2025, the Company had 484,848 and nil RSUs outstanding.

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

As of September 30, 2026, the Company had unrecognized compensation expense related to stock options of $1.1 million, respectively, and related to RSUs of $0.1 million, respectively. These amounts are expected to be recognized over the remaining vesting periods.

The following table summarizes the stock-based compensation expense (recovery) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$150	$154	$385	$441
Restricted stock	256	302	256	302
	$406	$456	$641	$743

Consolidated Statements of Operations account:
Selling and marketing	$34	$42	$44	$115
General and administrative	372	414	597	628
	$406	$456	$641	$743

We employ the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	September 30, 2026	September 30, 2025
Expected dividend yield	-	-
Expected stock price volatility	82%	76.0%
Risk-free interest rate	4.34%	4.45%
Expected term (in years)	10.0	10.0
Weighted-average grant date fair-value per share	$0.24	$0.21

As of September 30, 2026, the aggregate intrinsic value of outstanding stock options was approximately $0.3 million, while the intrinsic value of exercisable options was approximately $0.1 million. Intrinsic value is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

(d)	Warrants

A summary of our warrants activity is as follows:

	Outstanding Warrants
	September 30, 2026		September 30, 2025
	Number of Shares	Weighted Average Exercise Price ($) (Per Share)	Number of Shares	Weighted Average Exercise Price ($) (Per Share)
Opening	6,945,400	0.49	5,945,400	0.50
Granted	3,482,050	0.44	1,000,000	0.45
Expired	(5,945,400)	0.50	-	-
Closing	4,482,050	0.44	6,945,400	0.49

As discussed in Note 3, on January 16, 2026, in connection with the Assignment and Assumption of Debt Agreement, the Company issued to Two Shores 550,000 common stock warrants with fair value of $0.1 million, each exercisable for one share of the Company’s common stock at an exercise price of $0.40 per share and expiring on January 16, 2029.

The following table presents a summary of the Company’s outstanding warrants as of September 30, 2026:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price Per Share (in dollar)	Number Exercisable
May 30, 2028	750,000	1.67	$0.45	750,000
August 5, 2028	250,000	1.85	$0.45	250,000
January 16, 2029	550,000	2.30	$0.40	550,000
July 7, 2029	2,628,785	2.77	0.45	2,628,785
August 5, 2029	303,265	2.85	0.45	303,265
	4,482,050			4,482,050

13.	Segment Information

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

Furthermore, in accordance with ASC 280, the Company provides the following entity-wide disclosures for the three months and nine months ended September 30, 2026 and 2025:

Net Sales by Geographic Location: The breakdown of the Company’s net sales by geographic location are as follows:

	For the three months ended
(in thousands)	September 30, 2026	September 30, 2025
Segment Results – Net sales
United States	$11,678	$3,760
Canada	2,027	740
Total	$13,705	$4,500

	For the nine months ended
(in thousands)	September 30, 2026	September 30, 2025
Segment Results – Net sales
United States	$28,660	$11,290
Canada	7,645	2,334
Total	$36,305	$13,624

Net sales generated in the United States accounted for 85% and 85% of total revenue during the three months ended September 30, 2026, and 2025, respectively.

Net sales generated in the United States accounted for 79% and 84% of total revenue during the nine months ended September 30, 2026, and 2025, respectively.

Long-Lived Assets: All of the Company’s long-lived assets are located in the United States.

14.	Commitments and Contingencies

Commitments

As of September 30, 2026, we continue to have commitments to various suppliers of raw materials. Purchase obligations under these commitments are expected to total $1.1 million.

Legal proceedings

From time to time, the Company may be involved in claims and legal actions arising in the ordinary course of business. Management is not aware of any pending legal proceedings that are material to the Company as of the date of this report.

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

●	Expand the Jones Soda glass bottle business in existing and new sales channels including its zero sugar line;

●	Expand its focus on lifestyle opportunities including new partnerships with iconic brands;

●	Expand into functional health and nutrition market.

Business Strategy

The Company is pursuing a strategy designed to strengthen its established premium craft soda business and broaden its portfolio through three complementary platforms: Core Beverages, Consumer Lifestyle and Functional Health and Nutrition. These platforms are intended to build on the recognition and distribution of the Jones brand, extend consumer engagement through product innovation and strategic collaborations, and address evolving demand for better-for-you beverages, nutrition and wellness products. The timing, scope and results of these initiatives will depend on market demand, access to capital, operating resources and execution.

Our Focus: Sales Growth

Management’s principal commercial priorities are to strengthen core beverage distribution and innovation, leverage consumer lifestyle partnerships and product extensions, and develop the functional health platform with disciplined investment and integration. The Company will evaluate these initiatives based on demand, profitability, working capital requirements and available funding.

Core Beverages

Core Beverages remains the foundation of the Company’s business. Jones Soda offers premium craft sodas in distinctive flavors, with consumer-submitted photographs featured on its packaging, and distributes products through retail, foodservice, distributor and direct-to-consumer channels. The Company intends to support this business through distribution development, flavor innovation, packaging initiatives, fountain offerings and targeted marketing. The Company is also expanding its offerings to address consumers seeking alternatives to traditional sugar-sweetened soft drinks. Jones Zero Sugar, its zero-sugar, zero-calorie craft soda offering, was launched in Canada in 2026, and the Company is evaluating opportunities to expand the line in the United States. Additional innovation and selective opportunities to broaden the core beverage portfolio may support growth, although no particular level of sales or distribution is assured.

Consumer Lifestyle

The Consumer Lifestyle platform seeks to extend the Company’s brands and consumer relationships into adjacent beverage, food and lifestyle categories through product launches, brand collaborations, licensing and, where appropriate, acquisitions. The Company has developed collaborative products and marketing programs associated with Bethesda Softworks’ Fallout franchise, including collectible and specialty beverage offerings, and has announced a collaboration with Crayola. Such arrangements may involve limited-edition flavors, distinctive packaging, branded merchandise and cross-category product concepts. The Company believes these initiatives can deepen consumer engagement and create incremental distribution opportunities, although performance may depend on the terms, duration and renewal of the relevant partnerships. The Company may also evaluate additional lifestyle-oriented beverage and food products, including adult beverage offerings where commercially and legally appropriate.

Functional Health and Nutrition

The Functional Health and Nutrition platform is intended to broaden the Company’s portfolio into products addressing consumer interest in nutrition, sustained energy, active lifestyles, metabolic health and healthy aging. The Company is also evaluating a potential functional health product opportunity for a targeted launch in 2027, subject to product development, regulatory review and commercial considerations. The Company expects to assess additional opportunities involving differentiated formulations, established brands and strategic acquisitions. References to anticipated products or benefits reflect business objectives and do not constitute assurances of product efficacy, regulatory approval or future commercial results.

Transition from Hemp-Derived Products

The Company has determined to exit its HD9 hemp-derived intoxicating beverage business in light of changes in federal law and its decision to concentrate resources on its Core Beverages, Consumer Lifestyle and Functional Health platforms. The Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (Public Law 119-37), enacted November 12, 2025, amended the federal statutory definition of hemp. Subsequent legislation (Public Law 119-103) established two relevant effective dates: November 12, 2026, for provisions excluding certain products containing cannabinoids that cannot be naturally produced by the cannabis plant; and December 11, 2026, for most other amendments, including restrictions applicable to certain intoxicating hemp-derived consumer products. The application of these provisions depends on product formulation and other applicable legal requirements. Management intends to cease HD9 sales before the applicable effective dates, consistent with its legal compliance obligations, and to wind down related inventory, distribution and commercial arrangements. The Company does not currently expect to pursue further investment in HD9 products. The exit could affect revenue, inventories, contractual obligations and transition costs, and the Company continues to evaluate these matters.

Results of Operations

The following selected financial and operating data are derived from our condensed consolidated financial statements and should be read in conjunction with our condensed consolidated financial statements.

Three months ended September 30, 2026 and 2025

	2026	2025
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$13,705	$4,500	205%
Cost of Goods Sold	(8,985)	(3,201)	181%
Gross Profit	4,720	1,299	263%
% of Revenue	34%	29%

Quarter Ended September 30, 2026 Compared to Quarter Ended September 30, 2025

Revenue

For the quarter ended September 30, 2026, revenue increased by approximately $9.2 million, or 205%, to approximately $13.7 million compared to approximately $4.5 million for the quarter ended September 30, 2025. The increase in sales revenue was primarily the result of Fallout branded products sold through our club and DTC channels. HD9 Sales declined from $0.8M to $0.0M due to federal hemp THC ban that comes into effect December 11, 2026 in the quarter ended September 30, 2026 compared to the same quarter in 2025. The company expects to cease all HD9 product sales in the fourth quarter prior to the ban coming into effect December 11, 2026.

For the quarter ended September 30, 2026, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $1.6 million, an increase of approximately $0.9 million, or 128%, compared to approximately $0.7 million for the quarter ended September 30, 2025, primarily driven trade spend associated with our Fallout branded products sold through our club channel.

Gross Profit

For the quarter ended September 30, 2026, gross profit increased by approximately $3.4 million, or 263%, to approximately $4.7 million compared to approximately $1.3 million for the quarter ended September 30, 2025 as a result of higher sales revenue in the current quarter. For the quarter ended September 30, 2026, gross margin increased to 34% from 29% in the quarter ended September 30, 2025. This five percentage point increase in gross profit margin was primally driven by better purchase economics on higher purchase volumes. Additionally, there was significantly increased DTC sales in the quarter compared to the prior year, which have a higher gross margin than the retail business. The Company intends to continue to focus on additional opportunities to reduce product costs & freight and warehousing costs.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2026 were approximately $2.3 million, an increase of approximately $1.3 million, or 130%, from approximately $1.0 million for the quarter ended September 30, 2025. This increase was primarily a result of an increase in broker and royalty payments related to Fallout product sales. Selling and marketing expenses as a percentage of revenue decreased to 17.0% in the third quarter ended September 30, 2026 from 22.5% in the same period in 2025. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the three months ended September 30, 2026 and 2025, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $0.1 million and $0.0 million, respectively.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2026 were approximately $2.0 million compared to $1.7 million in the quarter ended September 30, 2025 or an increase of $0.3 million. This increase was primary related to increased salary and benefits during the current quarter compared to the same quarter in 2025. General and administrative expenses as a percentage of revenue decreased to 14.5% in the third quarter ended September 30, 2026 from 37.5% in the same quarter in 2025. We intend to continue to look for additional opportunities to reduce our G&A costs. For the three months ended September 30, 2026 and 2025, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $0.4 million and $0.4 million, respectively.

Income Tax Expense

We incurred income tax expense of $nil and $0.002 million during the quarters ended September 30, 2026 and 2025, respectively. We have not recorded any tax benefit for the gain in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income

Net Income for the quarter ended September 30, 2026 was approximately $0.5 million compared to net loss of approximately $1.4 million for the quarter ended September 30, 2025, an improvement of $1.9 million. This increase in net income was primarily attributable to higher gross profit and selling, general, and administrative expenses being a much lower percentage of revenue as compared to the prior year.

Nine months ending September 30, 2026 and 2025

	2026	2025
	(Dollars in thousands)	(Dollars in thousands)	% Change
Revenue	$36,305	$13,624	166%
Cost of Goods Sold	(24,895)	(9,302)	168%
Gross Profit	11,410	4,322	164%
% of Revenue	31%	32%

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

For the nine months ended September 30, 2026, revenue increased by approximately $22.7 million, or 166%, to approximately $36.3 million compared to approximately $13.6 million for the nine months ended September 30, 2025. The increase in sales revenue was primarily the result of Fallout branded products sold through our club and DTC channels. HD9 sales declined from $2.6M to $0.2M due to the federal hemp THC ban that comes into effect December 11, 2026 in the nine months ended September 30, 2026 compared to the same period in 2025. The company expects to cease all HD9 product sales in the fourth quarter prior to the ban coming into effect December 11, 2026.

For the nine months ended September 30, 2026, trade spend and promotional allowances, which reduced the amount of revenue for the sales of our product, totaled approximately $4.2 million, an increase of approximately $2.6 million, or 162%, compared to approximately $1.6 million for the nine months ended September 30, 2025, primarily driven by trade spend associated with our Fallout branded products sold through our club channel.

Gross Profit

For the nine months ended September 30, 2026, gross profit increased by approximately $7.1 million, or 164%, to approximately $11.4 million compared to approximately $4.3 million for the nine months ended September 30, 2025 as a result of higher sales revenue in the nine months period. For the nine months ended September 30, 2026, gross margin decreased to 31% from 32% in the prior period. A contributing factor to the change in gross margin was the significant decrease in high-margin HD9 sales over the nine months ended September 30, 2026, approximately 0% of net revenues, as compared to the same period in 2025, approximately 19% of net revenues.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2026 were approximately $6.3 million, an increase of approximately $3.1 million, or approximately 97%, from approximately $3.2 million for the nine months ended September 30, 2025. This increase was primarily a result of an increase in broker and royalty payments related to Fallout product sale. Selling and marketing expenses as a percentage of revenue decreased to 17.3% in the nine months ended September 30, 2026 from 23.4% in the same period in 2025. We intend to continue to look for clear return on investment from our selling and marketing expenses to drive profitable sales. For the nine months ended September 30, 2026 and 2025, non-cash expenses included in selling and marketing expenses (stock compensation and depreciation) were approximately $0.3 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were approximately $4.9 million compared to $4.2 million in the nine months ended September 30, 2025 or an increase of $0.7 million. This increase was primary related to increased salary and benefits during the current nine month period compared to the same period in 2025. General and administrative expenses as a percentage of revenue decreased to 13.5% in the nine months ended September 30, 2026 from 31.0% in the same period in 2025. We intend to continue to look for additional opportunities to reduce our G&A costs. For the nine months ended September 30, 2026 and 2025, non-cash expenses included in general and administrative expenses (stock compensation and depreciation) were approximately $0.6 million and $0.7 million, respectively.

Income Tax Expense

We incurred $0.0 million and $0.01 million of income tax expense during the nine months ended September 30, 2026 and 2025. We have not recorded any tax benefit for the loss in our U.S. operations as we have recorded a full valuation allowance on our U.S. net deferred tax assets. We expect to continue to record a full valuation allowance on our U.S. net deferred tax assets until we sustain an appropriate level of taxable income through improved U.S. operations. Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a full valuation allowance on our U.S. net deferred tax assets.

Net Income (loss)

Net loss for the nine months ended September 30, 2026 was approximately $0.1 million compared to net income of approximately $0.3 million for the nine months ended September 30, 2025. The $0.4 million year-over-year decrease in net income reflected the absence in 2026 of the gain on disposition of subsidiaries recognized in 2025, partially offset by improved operating results from higher revenue and gross profit. Refer to the accompanying consolidated statements of operations for additional detail.

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

Liquidity and Capital Resources

As of September 30, 2026, and December 31, 2025, the Company had cash of approximately $4.4 million and $3.6 million, respectively, and working capital (deficiency) of approximately $2.1 million and ($0.5 million), respectively. The Company reported a net loss from continuing operations of approximately $0.1 million for the nine months ended September 30, 2026, compared to a net income from continuing operations of approximately $0.3 million for the nine months ended September 30, 2025. As of September 30, 2026, the Company’s accumulated deficit increased to approximately $94.8 million, compared to approximately $94.7 million as of December 31, 2025.

For the nine months ended September 30, 2026, net cash used in operating activities of continuing operations was approximately $2.3 million, compared with approximately $4.0 million in the corresponding period of 2025, an improvement of approximately $1.6 million. Operating cash flows in 2026 were affected by increased investment in working capital to support sales growth. The statement of cash flows reflects cash uses of approximately $3.9 million from inventory and $2.0 million from accounts receivable, partially offset by cash provided by increases of approximately $1.5 million in accrued expenses and $0.5 million in accounts payable. The increases in inventories and accounts receivable were associated with the higher level of business activity, although the timing of collections, inventory purchases and payments to suppliers may cause operating cash flows to fluctuate from period to period.

For the nine months ended September 30, 2026, investing activities provided net cash of approximately $1.5 million, compared to $1.0 million in 2025. The increase was primarily due to $1.4 million proceeds from sale of the note receivable.

For the nine months ended September 30, 2026, net cash provided by financing activities totaled approximately $1.6 million. This amount primarily reflects net proceeds of $1.7 million from private placement and $0.2 million proceeds from the exercise of stock options, which was partially offset by a payment of approximately $0.2 million on an outstanding promissory note and $0.2 million repayments under the Company’s insurance financing agreement.

Although the Company generated net income during the third quarter of 2026 and improved its cash balance and working capital position, it has a history of operating losses and negative cash flows from operating activities. Management continues to pursue initiatives to improve operating performance and liquidity, including strengthening core beverage distribution, pursuing consumer lifestyle and functional health opportunities, controlling operating costs, and managing working capital. The Company also maintains a $10.0 million credit facility with Two Shores Capital Corp. (the “Credit Facility”), under which advances bear interest at 13.75% per annum. All present and future obligations of the Loan Subsidiary under the 2Shores Loan Credit Facility are secured by a first-priority security interest in all assets of the Company, the Loan Subsidiary, and the Company’s other U.S. subsidiaries. The amount of additional borrowing capacity, if any, is subject to the Credit Facility’s terms and applicable borrowing conditions. Notwithstanding improvements in financial performance and management’s plans, substantial doubt remains regarding the Company’s ability to continue as a going concern within one year after the issuance date of the financial statements, as further discussed in Note 1 to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

See the information concerning our critical accounting policies and estimates included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such terms are defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.

(b) Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Jones Soda Co. (Previously filed as, and incorporated herein by reference to, Exhibit 3.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on March 30, 2001; File No. 333-75913).
3.2	Amended and Restated Bylaws of Jones Soda Co. (Previously filed with, and incorporated herein by reference to, Exhibit 3.1 to our quarterly report on Form 10-Q, filed on November 8, 2013; File No. 000-28820).
3.3	Articles of Amendment to Articles of Incorporation of Jones Soda Co. dated May 16, 2022. (Previously filed with, and incorporated herein by reference to, Exhibit 3.3 to our registration statement on Form S-1, filed on June 14, 2022; File No. 333-265598).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed July 28, 2026). SEC exhibit
10.1	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed July 28, 2026). SEC exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

JONES SODA CO. (Registrant)
November 10, 2026
	By:	/s/ Brian Meadows
Brian Meadows Chief Financial Officer

